Form 10-Q
period 1996-06-30
TIB FINANCIAL CORP
filed 1996-08-12
CIK 1013796

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission file number   333-03499
                       -------------------

                              TIB Financial Corp.
 -----------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Florida                                      65-0655973
- --------------------------------                     ------------------
 (State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Idenification No.)

                             99451 Overseas Highway
                            Key Largo, Florida 33037
               ------------------------------------------------
                    (Address of principal Executive Offices)

                                 305-451-4660
               ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  X
   -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 6, 1996, TIB Financial Corp. had one share of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       TIB FINANCIAL CORP. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 June 30, 1996

        Assets
        ------

     Cash                                       $10.00
                                                ------

     Total Assets                               $10.00
                                                ------

        Shareholder's Equity
        --------------------

     Common stock, $.10 par value, 5,000,000
      shares authorized, 1 share issued         $  .10

     Additional paid-in capital                   9.80
     Retained Earnings                             .10
                                                ------
     Total shareholder's equity                 $10.00
                                                ------

Notes to Consolidated Balance Sheet

(1)  Organization
     ------------

     TIB Financial Corp. ("TIB") was incorporated under the laws of the State of Florida in February 1996 for the purpose of becoming a bank holding company for TIB Bank of the Keys (the "Bank"). TIB, the Bank and TIB Interim Corp. (In Organization), a new Florida successor financial institution that will be a wholly-owned subsidiary of TIB (the "Subsidiary"), entered into an Agreement and Plan of Merger dated as of February 27, 1996 (the "Merger Agreement"), pursuant to the terms of which the Bank will become a wholly-owned subsidiary of TIB, with the present shareholders of the Bank receiving one share of TIB Common Stock for each shares of the Bank's Common Stock held by them. Consummation of the transaction contemplated by the Merger Agreement is conditioned upon approval by various federal and state regulatory agencies.

     During the period prior to the completion of the Merger, TIB and the Subsidiary will be inactive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     As of the date of this report, the Merger has not yet been consummated. As of the date of this report, TIB has not conducted any business, does not lease or own any property, and has not paid any remuneration to any employee or director.

                          PART II - OTHER INFORMATION

PART 1.   LEGAL PROCEEDINGS

     As of the date of this report, there are no material legal proceedings against TIB.

PART 2.   CHANGES IN SECURITIES

     As of the date of this report, there is no market for TIB Common Stock and no dividends have been paid on such stock.

PART 3.   DEFAULTS UPON SENIOR SECURITIES

     As of the date of this report, there are no material defaults or delinquencies relating to TIB.

PART 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As of the date of this report, no matter has been submitted to a vote of security holders.

PART 5.   OTHER INFORMATION

     Not applicable.

PART 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TIB Financial Corp.
                                    (Registrant)


Date:  August 7, 1996               /s/ Edward V. Lett
                                    -------------------------------------------
                                    Edward V. Lett, President and
                                    Chief Executive Officer
                                    (Principal Executive and Financial Officer)