Form 10-Q
period 1997-03-31
TIB FINANCIAL CORP
filed 1997-07-01
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                          Commission File Number
        MARCH 31, 1997                                          0-29132


                              TIB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


FLORIDA                                                 65-0655973
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



             99451 OVERSEAS HIGHWAY, KEY LARGO, FLORIDA 33037-7808
--------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: 305-451-4660


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                YES   X                   NO
                -----------               ------------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                               4,356,054
-----------------------------                    ------------------------------
           Class                                 Outstanding as of May 31, 1997

Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                     TIB FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CONDITIONS
                            (Unaudited)

                                                                      March 31, 1997  December 31, 1996
                                                                      --------------  -----------------
ASSETS
Cash and due from banks                                                $ 13,094,240       $ 12,109,935
Federal funds sold                                                       15,381,000          1,810,000
Investment securities held to maturity
    (market value of $20,506,333
    and $14,691,930, respectively)                                       20,364,560         14,387,276
Investment securities available for sale                                 33,424,193         36,490,481
Loans, net of deferred loan fees                                        173,471,397        164,544,622
Less: Allowance for loan losses                                           2,001,115          1,929,719
                                                                       ------------       ------------
    Loans, net                                                          171,470,282        162,614,903
Premises and equipment, net                                               8,175,703          8,221,676
Accrued interest receivable                                               1,954,389          1,680,743
Intangible assets, net                                                      376,377            343,796
Other assets                                                              1,661,718          3,391,743
                                                                       ------------       ------------
          TOTAL ASSETS                                                 $265,902,462       $241,050,553
                                                                       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
    Noninterest-bearing demand                                         $ 49,927,404       $ 42,929,774
    Interest-bearing demand and money market                             96,382,187         66,340,839
    Savings                                                              16,273,644         16,220,162
    Time deposits of $100,000 or more                                    26,602,159         28,370,281
    Other time deposits                                                  48,579,333         51,122,524
                                                                       ------------       ------------
          Total Deposits                                                237,764,727        204,983,580
Short-term borrowings                                                     2,126,302         11,091,426
Accrued interest payable                                                  1,795,066          1,743,654
Other liabilities                                                         1,117,761            610,976
                                                                       ------------       ------------
          TOTAL LIABILITIES                                             242,803,856        218,429,636
                                                                       ------------       ------------
STOCKHOLDERS' EQUITY
Common stock - $.10 par value:
    5,000,000 shares authorized,
    4,350,054 and 4,322,364 shares
    issued and outstanding                                                  435,005            432,236
Surplus                                                                   6,289,511          6,140,199
Retained earnings                                                        16,558,090         16,207,233
Market valuation reserve on investment
    securities available for sale                                          (184,000)          (158,751)
                                                                       ------------       ------------
          TOTAL STOCKHOLDERS' EQUITY                                     23,098,606         22,620,917
                                                                       ------------       ------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                                    $265,902,462       $241,050,553
                                                                       ============       ============

                  (See notes to consolidated financial statements)

        TIB FINANCIAL CORPORATION
    CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited)


                                                        For the three month period ended March 31,
INTEREST INCOME                                                  1997                   1996
                                                             ----------             ----------
Loans, including fees                                        $4,011,215             $3,558,439
Investment securities:
             U.S. Treasury securities                           425,288                479,350
             U.S. Government agencies and corporations          232,923                302,223
             States and political subdivisions                   86,699                 99,573
             Other investments                                   11,031                 11,031
Federal funds sold                                              131,278                 38,585
                                                             ----------             ----------
             TOTAL INTEREST INCOME                            4,898,434              4,489,201
                                                             ----------             ----------
INTEREST EXPENSE
Interest-bearing demand and money market                        500,043                208,929
Savings                                                         247,239                312,758
Time deposits of $100,000 or more                               373,808                343,233
Other time deposits                                             663,325                689,530
Short-term borrowings                                            17,814                 20,494
                                                             ----------             ----------
             TOTAL INTEREST EXPENSE                           1,802,229              1,574,944
                                                             ----------             ----------
             NET INTEREST INCOME                              3,096,205              2,914,257
PROVISION FOR LOAN LOSSES                                        75,000                 60,000
                                                             ----------             ----------
             NET INTEREST INCOME AFTER PROVISION FOR          3,021,205              2,854,257
                LOAN LOSSES
OTHER INCOME
Service charges on deposit accounts                             377,982                294,589
Investment securities gains, net                                      -                  8,772
Merchant bank card processing income                            161,270                147,794
Gain on sale of SBA loans                                        15,669                  9,326
Fees on mortgage loans sold at origination                       64,900                 89,547
Other income                                                     44,679                 40,106
                                                             ----------             ----------
             TOTAL OTHER INCOME                                 664,500                590,134
                                                             ----------              ---------
OTHER EXPENSE
Salaries and employee benefits                                1,494,954              1,345,016
Net occupancy expense                                           443,837                408,422
Other expense                                                   596,140                551,770
                                                             ----------             ----------
             TOTAL OTHER EXPENSE                              2,534.931              2,305,208
                                                             ----------             ----------
             INCOME BEFORE INCOME TAX EXPENSE                 1,150,774              1,139,183
INCOME TAX EXPENSE                                              364,912                394,725
                                                             ----------             ----------
             NET INCOME                                      $  785,862             $  744,458
                                                             ==========             ==========

EARNINGS PER SHARE                                           $     0.17             $     0.17
                                                             ==========             ==========

     (See notes to consolidated financial statements)

                TIB FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                       (Unaudited)



                                                                 For the three month period ended March 31,
                                                                       1997                    1996
                                                                 -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                          $   785,862             $  744,458
Adjustments to reconcile net income
   to net cash provided by operating activities:
           Net amortization of investments                               43,897                 55,689
           Amortization of intangible assets                             15,762                 12,637
           Depreciation of premises and equipment                       194,864                178,452
           Provision for loan losses                                     75,000                 60,000
           Deferred income tax provision (benefit)                            -                (65,200)
           Deferred net loan fees                                        (9,719)               (21,713)
           Investment securities (gains), net                                 -                 (8,772)
           (Gain) loss on sales of premises and equipment                  (485)                    63
           Gains on sales of SBA loans, net                             (15,669)                (9,326)
           Increase in interest receivable                             (273,646)              (377,025)
           Increase (decrease) in interest payable                       51,412                 (7,287)
           Increase in intangible assets                                (48,343)                (6,331)
           Decrease in other assets                                   1,745,367                347,912
           Increase in other liabilities                                504,016                320,647
                                                                    -----------            -----------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                  3,068,318              1,224,204
                                                                    -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                  (7,971,562)            (5,951,250)
Repayments of principal and maturities of investment
   securities available for sale                                      2,976,078              3,127,116
Maturities of investment securities held to maturity                  2,000,000              1,000,000
Proceeds from sales of SBA loans                                        824,555                214,500
Loans originated or acquired, net of principal repayments            (9,729,546)            (5,647,029)
Purchases of premises and equipment                                    (149,356)               (95,612)
Sales of premises and equipment                                             950                  1,410
                                                                    -----------            -----------
           NET CASH USED BY INVESTING ACTIVITIES                    (12,048,881)            (7,350,865)
                                                                    -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in federal funds purchased and securities
   sold under agreements to repurchase                               (8,965,124)            (2,385,253)
Net increase in demand, money market and savings accounts            37,092,460             12,727,749
Time deposits accepted, net of repayments                            (4,311,313)               775,514
Proceeds from exercise of stock options and warrants                    152,081                 62,604
Cash dividends paid                                                    (432,236)                (8,768)
                                                                    -----------            -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                 23,535,868             11,171,846
                                                                    -----------            -----------
NET INCREASE
   IN CASH AND CASH EQUIVALENTS                                      14,555,305              5,045,185

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                 13,919,935              9,129,945
                                                                    -----------            -----------
CASH AND CASH EQUIVALENTS
   END OF YEAR                                                      $28,475,240            $14,175,130
                                                                    ===========            ===========
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
Interest                                                            $ 1,750,817            $ 1,582,231
                                                                    ===========            ===========
Income taxes                                                        $         -            $    31,000
                                                                    ===========            ===========

     (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corporation (the "Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1997. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1996.

The consolidated statements include the accounts of TIB Financial Corporation and its wholly-owned subsidiary, TIB Bank of the Keys, collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts previously reported on have been reclassified to conform with current period presentation.


NOTE 2 - LOANS

Loans are reported at the gross amount outstanding, reduced by net deferred loan fees and a valuation allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis. Gains on sales of SBA loans are recognized as income when the sale occurs.

Major classifications of loans are as follows:


                                                March 31, 1997  December 31, 1996
                                                --------------  -----------------
Commercial, financial and agricultural            $113,575,682       $109,371,570
Construction loans                                   9,436,091          7,391,050
Residential real estate                             42,928,571         40,834,718
Consumer loans                                       8,127,849          7,553,799
                                                  ------------       ------------
      Total loans                                  174,068,193        165,151,137
Net deferred loan fees                                 596,796            606,515
                                                  ------------       ------------
      Loans, net of deferred loan fees            $173,471,397       $164,544,622
                                                  ============       ============

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

Activity in the allowance of loan losses for the three months ended March 31, 1997 and March 31, 1996 follows:


                                            March 31, 1997  March 31, 1996
                                            --------------  --------------
Balance, January 1                             $1,929,719       $1,700,823
Provision charged to expense                       75,000           60,000
Loans charged off                                  (3,756)               -
Recoveries of loans previously charged off            152              200
                                               ----------       ----------
Balance, March 31                              $2,001,115       $1,761,023
                                               ==========       ==========

NOTE 4 - INVESTMENT SECURITIES

Securities available-for-sale are securities which management believes may be sold prior to maturity for liquidity or other reasons and are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders' equity. Securities held-to-maturity are those securities for which management has both the ability and intent to hold to maturity and are carried at amortized cost.

The amortized cost and estimated market value of investment securities held-to-maturity at March 31, 1997 and December 31, 1996 are presented below:


                                                                1997
                                   --------------------------------------------------------------
                                    Amortized        Unrealized        Unrealized       Market
                                       Cost             Gains            Losses         Value
                                   ------------      ----------        ----------     -----------
U.S. Treasury Securities            $13,939,985        $      -         $ 90,305      $13,849,680
States and political subdivisions     5,356,402         246,066           16,285        5,586,183
U.S. Government agencies and
corporations                            993,173           2,297                -          995,470
Other investments                        75,000               -                -           75,000
                                    -----------        --------         --------      -----------
                                    $20,364,560        $248,363         $106,590      $20,506,333
                                    ===========        ========         ========      ===========

                                                                 1996
                                    -------------------------------------------------------------
                                    Amortized         Unrealized       Unrealized       Market
                                       Cost             Gains            Losses          Value
                                    -----------       ----------        ---------     -----------
U.S. Treasury Securities            $ 7,964,622         $ 1,017         $  6,579      $ 7,959,060
States and political subdivisions     5,354,837         303,029              776        5,657,090
U.S. Government agencies and
corporations                            992,817           7,963                -        1,000,780
Other investments                        75,000               -                -           75,000
                                    -----------        --------         --------      -----------
                                    $14,387,276        $312,009         $  7,355      $14,691,930
                                    ===========        ========         ========      ===========

The amortized cost and estimated market value of investment securities available for sale at March 31, 1997 and December 31, 1996 are presented below:


                                                               1997
                                   -----------------------------------------------------------
                                    Amortized         Unrealized     Unrealized       Market
                                      Cost              Gains          Losses         Value
                                   ------------       ----------     ----------    -----------
U.S. Treasury Securities           $20,174,666        $ 9,652        $202,593      $19,981,725
Mortgage-backed securities          13,095,036         13,552         144,078       12,964,510
Other debt securities                  449,491         28,467               -          477,958
                                   -----------        -------        --------      -----------
                                   $33,719,193        $51,671        $346,671      $33,424,193
                                   ===========        =======        ========      ===========

                                                       1996
                             --------------------------------------------------------
                              Amortized     Unrealized      Unrealized       Market
                                Cost          Gains           Losses         Value
                             ----------     ----------     -----------    -----------
U.S. Treasury Securities     $21,219,561     $22,458        $129,679      $21,112,340
Mortgage-backed securities    15,075,896      25,846         207,688       14,894,054
Other debt securities            449,433      34,654               -          484,087
                             -----------     -------        --------      -----------
                             $36,744,890     $82,958        $337,367      $36,490,481
                             ===========     =======        ========      ===========

Other investments at March 31, 1997 and December 31, 1996 consists of stock in the Independent Bankers Bank of Florida. Other debt securities at March 31, 1997 and December 31, 1996 consists of corporate debt securities.


NOTE 5 - EARNINGS PER SHARE AND COMMON STOCK

Earnings per share has been computed based on the weighted average number of common shares outstanding during the period, which totaled 4,520,255 and 4,468,002 shares in 1997 and 1996, respectively. Stock options and warrants are considered to be common stock equivalents for purposes of calculating earnings per share. A 3 for 1 stock split was declared on February 25, 1997 and has been treated retroactively as occurring on January 1, 1996, for earnings per share computation purposes and has been reflected in the balance sheet as of December 31, 1996.


NOTE 6 - STOCK BASED COMPENSATION

Under the Bank's 1994 Incentive Stock Option and Nonstatutory Stock Option Plan ("the Plan"), the Company may grant stock options to persons who are now or who during the term of the Plan become directors, officers, or key executives as defined by the Plan. Stock options granted under the Plan may either be incentive stock options or nonqualified stock options for federal income tax purposes. The Board of Directors of the company may grant nonqualified stock options to any director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the Plan, the maximum number of shares of common stock of the Company that may be optioned or sold is 978,000 shares. Such shares may be treasury, or authorized, but unissued, shares of common stock of the Company.

Total options issued and exercised during the three months ended March 31, 1997 were 32,000 and 27,690, respectively.


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which prescribes accounting standards to be followed when the Company transfers control over financial assets to third parties. SFAS 125 is effective for the Company for transactions occurring after December 31, 1996; however, the FASB has delayed implementation of certain of the provisions of SFAS 125 for one year. The Company does not believe this Statement will have a significant impact on its financial statements based upon the current scope of the Company's operations.

On March 3, 1997, FASB issued SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information about Capital Structure." SFAS 128 changes the methods for calculation of earnings per share and is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. If this pronouncement had been adopted, the earnings per share for the first quarter of 1997 and 1996 would have been $0.18 and $0.17, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corporation (the "Company") as reflected in the unaudited consolidated financial statements for the three months ended March 31, 1997 and 1996. The Company's operating subsidiary is TIB Bank of the Keys.

The Company's net income of $785,862 for the first quarter of 1997 was a 5.6% increase compared to $744,458 for the same period last year. The increase in net income is attributed to an increase of $181,948, or 6.2%, in net interest income; an increase of $74,366, or 12.6%, in other income; a decrease in income tax expense of $29,813; offset by an increase of $15,000 in the provision for loan losses and an increase in other expense of $229,723, or 10.0%. Earnings per share remained at $0.17 in the first quarter of 1997 compared to the first quarter of 1996. Book value per share increased to $5.31 at March 31, 1997 from $5.23 at December 31, 1996.

Annualized return on average equity for the three months ended March 31, 1997 was 13.7% on average equity of $22,978,000, compared to 13.2% on average equity of $22,601,132 for the same period in 1996. Annualized return on average assets of $253,476,508 for the three months ended March 31, 1997 was 1.24%, compared to 1.32% on average assets of $225,520,485 for the same period in 1996, due to strong asset growth in the first quarter of 1997 exceeding a more moderate increase in earnings.

Net interest income increased 6.2% to $3.1 million, in the quarter ended March 31, 1997 as compared to the same period last year primarily as a result of a higher level of earning assets. Interest from loans increased to $4.0 million for the first quarter of 1997 compared to $3.6 million for the comparable period last year. Loan growth was achieved in all major classifications during the first quarter of 1997 reflecting a strong local economy. The establishment of a very competitive money market account at the end of 1996 has continued to attract substantial deposits and has increased interest expense. This has led to the Company's net interest margin declining slightly to 5.45% in the first quarter 1997 compared to 5.81% in the first quarter 1996.

Provision for loan losses increased slightly to $75,000 from $60,000 for the respective first quarters of 1997 and 1996. Gross charged off loans for the first quarter were $3,756 offset by recoveries of $152, resulting in an annualized net charge-off rate of .01% of total loans. This compares to a net recovery during the same period last year of $200. At March 31, 1997, the Company had aggregate non-accrual loans of $356,386 compared to $430,367 at December 31, 1996. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.20% at March 31, 1997 compared to 0.26% at December 31, 1996.

Other income increased $74,366 to $664,500 for the three month period ended March 31, 1997 from $590,134 in the comparable period last year. Increased service charges on deposit accounts accounted for $83,393 of this increase offset by a reduction of $24,647 in mortgage loan origination fees. Other expense increased 10.0% in the first three months of 1997 as compared to the prior year period, mostly as a result of increased personnel expenses. Growth during the latter half of 1996 and early 1997 prompted some staffing additions.

Total assets at March 31, 1997 were $265,902,462, up from total assets of $241,050,553 at December 31, 1996. Loans net of deferred loan fees increased $8,926,775 for the first quarter of 1997 from year end 1996. Also, in the same period, federal funds sold increased $13,571,000 and investment securities increased $2,910,996. These increases were funded by a deposit increase of $32,781,147 offset by a decrease in short-term borrowings of $8,965,124.

At March 31, 1997, the Company had $2,126,302 in short-term borrowings compared to $11,091,426 at year ended December 31, 1996. Short-term borrowings include $691,921 in securities sold under agreements to repurchase and $1,434,381 in Treasury tax deposits. This decrease in short-term borrowings reflects the effects of seasonal inflows of deposits along with strong growth in new accounts.


CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At March 31, 1997, the Company's tier I risk-based capital was 13.6% and total risk-based capital was 14.7%, compared to 13.5% and 14.7% at year-ended December 31, 1996, respectively. At March 31, 1997 the Company's leverage ratio was 9.1% compared to 9.7% at December 31, 1996. This change is due to strong asset growth exceeding a smaller increase in retained earnings.

The Company does not have any commitments which it believes would reduce its capital to levels inconsistent with the regulatory definition of a 'well capitalized' financial institution.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company does not anticipate any events which would require liquidity beyond that which is available through deposit growth, federal funds balances, or investment portfolio maturities. The Company actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

Part II. OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Exhibit 11 - Computation of Earnings Per Share (SEC use only)
           Exhibit 27 - Financial Data Schedule (SEC use only)
      (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997




                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      TIB FINANCIAL CORP.

                                      /s/ Edward V. Lett
                                      -------------------------------
Date:  July 1, 1997                  Edward V. Lett
       -------------                  President and Chief Executive Officer