Form 10-Q
period 1997-06-30
TIB FINANCIAL CORP
filed 1997-08-12
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                           Commission File Number
         JUNE 30, 1997                                   0-29132

                             TIB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                           65-0655973
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

                          YES   X                                   NO
                             -------                                  -------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                              4,357,654
-----------------------------                    -------------------------------
         Class                                   Outstanding as of July 31, 1997

Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)

                                                                             June 30, 1997            December 31, 1996
                                                                             -------------            -----------------
ASSETS
Cash and due from banks                                                      $  9,832,402             $  12,109,935
Federal funds sold                                                              6,918,000                 1,810,000
Investment securities held to maturity (market value of $29,774,355            29,482,250                14,387,276
    and $14,691,930, respectively)
Investment securities available for sale                                       27,520,014                36,490,481

Loans, net of deferred loan fees                                              177,642,391               164,544,622
Less: Allowance for loan losses                                                 2,063,179                 1,929,719
                                                                             ------------             -------------
      Loans, net                                                              175,579,212               162,614,903

Premises and equipment, net                                                     8,338,550                 8,221,676
Accrued interest receivable                                                     1,711,287                 1,680,743
Other assets                                                                    4,087,558                 3,735,539
                                                                             ------------             -------------
             TOTAL ASSETS                                                    $263,469,273             $ 241,050,553
                                                                             ============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
      Noninterest-bearing demand                                             $ 51,418,251             $  42,929,774
      Interest-bearing demand and money market                                 99,511,354                66,340,839
      Savings                                                                  14,362,352                16,220,162
      Time deposits of $100,000 or more                                        23,419,325                28,370,281
      Other time deposits                                                      46,441,059                51,122,524
                                                                             ------------             -------------
             Total Deposits                                                   235,152,341               204,983,580
Short-term borrowings                                                           1,938,710                11,091,426
Accrued interest payable                                                        1,632,839                 1,743,654
Other liabilities                                                               1,129,670                   610,976
                                                                             ------------             -------------
             TOTAL LIABILITIES                                                239,853,560               218,429,636
                                                                             ------------             -------------
STOCKHOLDERS' EQUITY
Common stock - $.10 par value:  7,500,000 and 5,000,000 shares                    435,705                   432,236
    authorized,  4,357,054 and 4,322,364 shares issued and
    outstanding
Surplus                                                                         6,327,293                 6,140,199
Retained earnings                                                              16,968,215                16,207,233
Market valuation reserve on investment securities available for sale             (115,500)                (158,751)
                                                                             ------------             -------------
             TOTAL STOCKHOLDERS' EQUITY                                        23,615,713                22,620,917
                                                                             ------------             -------------
             TOTAL LIABILITIES AND STOCKHOLDERS'
                 EQUITY                                                      $263,469,273             $ 241,050,553
                                                                             ============             =============


                (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                  Three months ended June 30,        Six months ended June 30,
                                                                    1997              1996              1997             1996
                                                                 -----------        ----------      -----------      -----------
INTEREST INCOME
Loans, including fees                                            $ 4,165,034        $3,751,180      $ 8,176,249      $ 7,309,619
Investment securities:
      U.S. Treasury securities                                       494,223           534,136          919,511        1,013,486
      U.S. Government agencies and corporations                      217,854           276,499          450,777          578,722
      States and political subdivisions                               90,661            94,809          177,360          194,382
      Other investments                                               11,031            11,032           22,062           22,063
Federal funds sold                                                   170,927            20,066          302,205           58,651
                                                                 -----------        ----------      -----------      -----------
        TOTAL INTEREST INCOME                                      5,149,730         4,687,722       10,048,164        9,176,923
INTEREST EXPENSE                                                 -----------        ----------      -----------      -----------
Interest-bearing demand and money market                             737,242           214,791        1,237,285          423,720
Savings                                                              202,227           311,905          449,466          624,663
Time deposits of $100,000 or more                                    353,968           347,594          727,776          690,827
Other time deposits                                                  640,804           663,271        1,304,129        1,352,801
Short-term borrowings                                                 16,020            48,550           33,834           69,044
                                                                 -----------        ----------      -----------      -----------
        TOTAL INTEREST EXPENSE                                     1,950,261         1,586,111        3,752,490        3,161,055
                                                                 -----------        ----------      -----------      -----------
        NET INTEREST INCOME                                        3,199,469         3,101,611        6,295,674        6,015,868
PROVISION FOR LOAN LOSSES                                             75,000            60,000          150,000          120,000
                                                                 -----------        ----------      -----------      -----------
        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        3,124,469         3,041,611        6,145,674        5,895,868
OTHER INCOME
Service charges on deposit accounts                                  425,503           290,661          803,485          585,250
Investment securities gains, net                                           -                 -                -            8,772
Merchant bank card processing income                                 164,819           157,057          326,089          304,851
Gain (loss) on sale of government guaranteed loans                   109,237           (3,085)          124,906            6,241
Fees on mortgage loans sold at origination                            86,557            90,353          151,457          179,900
Other income                                                          95,084            42,276          139,763           82,382
                                                                 -----------        ----------      -----------      -----------
        TOTAL OTHER INCOME                                           881,200           577,262        1,545,700        1,167,396
                                                                 -----------        ----------      -----------      -----------
OTHER EXPENSE
Salaries and employee benefits                                     1,519,718         1,443,668        3,014,672        2,788,684
Net occupancy expense                                                440,639           427,046          884,476          835,468
Other expense                                                        778,993           586,829        1,375,133        1,138,599
                                                                 -----------        ----------      -----------      -----------
        TOTAL OTHER EXPENSE                                        2,739,350         2,457,543        5,274,281        4,762,751
                                                                 -----------        ----------      -----------      -----------
        INCOME BEFORE INCOME TAX EXPENSE                           1,266,319         1,161,330        2,417,093        2,300,513
INCOME TAX EXPENSE                                                   420,488           405,275          785,400          800,000
                                                                 -----------        ----------      -----------      -----------
        NET INCOME                                               $   845,831        $  756,055      $ 1,631,693      $ 1,500,513
                                                                 ===========        ==========      ===========      ===========
EARNINGS PER SHARE                                                     $0.18             $0.17            $0.36            $0.34
                                                                 ===========        ==========      ===========      ===========


                (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)

                                                                           For the six month period ended June 30,
                                                                                1997                      1996
                                                                           -------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                 $    1,631,693          $     1,500,513
Adjustments to reconcile net income to net cash provided by
    operating activities:
             Net amortization of investments                                       73,559                  108,593
             Amortization of other assets                                          31,305                   25,275
             Depreciation of premises and equipment                               389,984                  373,223
             Provision for loan losses                                            150,000                  120,000
             Deferred income tax provision (benefit)                              (49,000)                 (65,200)
             Deferred net loan fees                                               (64,488)                 (48,050)
             Investment securities (gains), net                                         -                  (8,772)
             Gain on sales / conversion  of premises and equipment                 (2,217)                    (486)
             Gain on sales of government guaranteed loans, net                   (124,906)                  (6,241)
             Increase in interest receivable                                      (30,544)                  (5,940)
             Increase (decrease) in interest payable                             (110,815)                   2,975
             Increase in intangible assets                                       (180,305)                  (6,097)
             (Increase) decrease in other assets                                   31,588                 (332,258)
             Increase in other liabilities                                        515,225                  161,666
                                                                           --------------          ---------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                          2,261,079                1,819,201
                                                                           --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                           (17,081,135)              (5,951,250)
Repayments of principal and maturities of investment securities                 8,952,478                4,034,052
    available for sale
Maturities of investment securities held to maturity                            2,000,000                1,300,000
Proceeds from sales of government guaranteed loans                              4,308,555                  214,500
Loans originated or acquired, net of principal repayments                     (17,233,470)             (18,837,015)
Purchase of Small Business Consultants Inc.                                      (275,000)                       -
Purchases of premises and equipment                                              (473,926)                (234,834)
Sales / conversion of premises and equipment                                       32,520                    3,030
                                                                           --------------          ---------------
             NET CASH USED BY INVESTING ACTIVITIES                            (19,769,978)             (19,471,517)
                                                                           --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities              (9,152,716)               5,326,070
    sold under agreements to repurchase
Net increase in demand, money market and savings accounts                      39,801,182               10,934,925
Time deposits accepted, net of repayments                                      (9,632,421)               1,690,343
Proceeds from exercise of stock options and warrants                              190,563                  140,037
Cash dividends paid                                                              (867,242)                (378,822)
                                                                           --------------          ---------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                         20,339,366               17,712,553
                                                                           --------------          ---------------
NET INCREASE
    IN CASH AND CASH EQUIVALENTS                                                2,830,467                   60,237


CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                        13,919,935                9,129,945
                                                                           --------------          ---------------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                          $   16,750,402          $     9,190,182
                                                                           ==============          ===============


SUPPLEMENTAL DISCLOSURES OF CASH PAID:
Interest                                                                   $    3,863,305          $     3,158,080
                                                                           ==============          ===============

Income taxes                                                               $      825,000           $      884,000
                                                                           ==============           ==============


                (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S- X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1997. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1996.

The consolidated statements include the accounts of TIB Financial Corporation and its wholly-owned subsidiary, TIB Bank of the Keys, collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts previously reported on have been reclassified to conform with current period presentation.


NOTE 2 - LOANS

Loans are reported at the gross amount outstanding, reduced by net deferred loan fees and a valuation allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis. Gains on sales of government guaranteed loans are recognized as income when the sale occurs.

Major classifications of loans are as follows:

                                                              June 30, 1997              December 31, 1996
                                                              -------------              -----------------
Commercial, financial and agricultural                         $ 116,024,131               $ 109,371,570
Construction loans                                                 6,486,524                   7,391,050
Residential real estate                                           47,176,367                  40,834,718
Consumer loans                                                     8,497,396                   7,553,799
                                                               -------------               -------------
      Total loans                                                178,184,418                 165,151,137
Net deferred loan fees                                               542,027                     606,515
                                                               -------------               -------------
      Loans, net of deferred loan fees                         $ 177,642,391               $ 164,544,622
                                                               =============               =============



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

Activity in the allowance of loan losses for the six months ended June 30, 1997 and June 30, 1996 follows:


                                                June 30, 1997         June 30, 1996
                                                -------------         -------------
Balance, January 1                              $ 1,929,719           $  1,700,823
Provision charged to expense                        150,000                120,000
Loans charged off                                   (16,692)                (9,752)
Recoveries of loans previously charged off              152                    200
                                                -----------           ------------
Balance, June 30                                $ 2,063,179           $  1,811,271
                                                ===========           ============


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

The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 1997 and December 31, 1996 are presented below:

                                                                           1997
                                               -----------------------------------------------------------------
                                                 Amortized        Unrealized       Unrealized           Market
                                                   Cost            Gains            Losses              Value
                                               -----------------------------------------------------------------
U.S. Treasury Securities                       $ 15,971,694      $    33,767       $   10,481       $ 15,994,980
States and political subdivisions                 7,938,995          265,498              898          8,203,595
U.S. Government agencies and corporations         5,496,561            6,623            2,404          5,500,780
Other investments                                    75,000                -                -             75,000
                                               -----------------------------------------------------------------
                                               $ 29,482,250      $   305,888       $   13,783       $ 29,774,355
                                               =================================================================


                                                                           1996
                                               -----------------------------------------------------------------
                                                 Amortized        Unrealized       Unrealized           Market
                                                    Cost            Gains            Losses             Value
                                               -----------------------------------------------------------------
U.S. Treasury Securities                       $  7,964,622      $    1,017        $    6,579       $  7,959,060
States and political subdivisions                 5,354,837         303,029               776          5,657,090
U.S. Government agencies and corporations           992,817           7,963                 -          1,000,780
Other investments                                    75,000               -                 -             75,000
                                               -----------------------------------------------------------------
                                               $ 14,387,276      $  312,009        $    7,355       $ 14,691,930
                                               =================================================================

The amortized cost and estimated market value of investment securities available for sale at June 30, 1997 and December 31, 1996 are presented below:

                                                                           1997
                                               -----------------------------------------------------------------
                                                 Amortized        Unrealized       Unrealized           Market
                                                  Cost              Gains            Losses             Value
                                               -----------------------------------------------------------------
U.S. Treasury Securities                       $ 15,140,696      $      972        $  111,653       $ 15,030,015
Mortgage-backed securities                       12,114,768          19,901           122,447         12,012,222
Other debt securities                               449,549          28,228                 -            477,777
                                               -----------------------------------------------------------------
                                               $ 27,705,013      $   49,101        $  234,100       $ 27,520,014
                                               =================================================================

                                                                           1996
                                               -----------------------------------------------------------------
                                                 Amortized        Unrealized       Unrealized           Market
                                                   Cost             Gains            Losses             Value
                                               -----------------------------------------------------------------
U.S. Treasury Securities                       $  21,219,561     $     22,458      $   129,679      $ 21,112,340
Mortgage-backed securities                        15,075,896           25,846          207,688        14,894,054
Other debt securities                                449,433           34,654                -           484,087
                                               -----------------------------------------------------------------
                                               $  36,744,890     $     82,958      $   337,367      $ 36,490,481
                                               =================================================================


Other investments at June 30, 1997 and December 31, 1996 consist of stock in the Independent Bankers Bank of Florida. Other debt securities at June 30, 1997 and December 31, 1996 consist of corporate debt securities.


NOTE 5 - EARNINGS PER SHARE AND COMMON STOCK

Earnings per share has been computed based on the weighted average number of common shares outstanding during the period which totaled 4,561,760 and 4,464,401 shares for the six months ended June 30, 1997 and 1996, respectively, and 4,606,991 and 4,483,656 shares for the three months ended June 30, 1997 and 1996, respectively. Stock options and warrants are considered to be common stock equivalents for purposes of calculating earnings per share. A 3 for 1 stock split was declared on February 25, 1997 and has been treated retroactively as occurring on January 1, 1996 for earnings per share computation purposes and has been reflected in the balance sheet as of December 31, 1996.


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

Total options granted, exercised, and expired during the six months ended June 30, 1997 were 29,500, 34,690, and 15,900, respectively.


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

On March 3, 1997, FASB issued SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information about Capital Structure." SFAS 128 changes the methods for calculation of earnings per share and is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. If this pronouncement had been adopted, the basic earnings per share for the second quarter of 1997 and 1996 would have been $0.19 and $0.18, respectively, and diluted earnings per share would have been $0.18 and $0.17
respectively.    Basic earnings per share for the six months ended June 30,
1997 and 1996 would have been $0.37 and $0.35, respectively, and diluted earnings per share would have been $0.36 and $0.34, respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corporation (the "Company") as reflected in the unaudited consolidated statement of condition as of June 30, 1997, and statements of income for the six months ended June 30, 1997 and 1996, and statements of income for the three months ended June 30, 1997 and 1996. The Company's operating subsidiary is TIB Bank of the Keys.

The Company's net income of $845,831 for the second quarter of 1997 was a 11.9% increase compared to $756,055 for the same period last year. The increase in net income is attributed to an increase of $97,858, or 3.2%, in net interest income; an increase of $303,938, or 52.7%, in other income; offset by an increase of $15,000 in the provision for loan losses; an increase in other expense of $281,807, or 11.5%; and an increase in income tax expense of $15,213 or 3.8%. Earnings for the six months ended June 30, 1997 were $1,631,693 up 8.7% from $1,500,513 for the comparable period in 1996. Earnings per share for the six months ended June 30, 1997 were $0.36 per share as compared to $0.34 per share for the corresponding period ended June 30, 1996. Book value per share
increased to $5.42 at June 30, 1997 from $5.23 at December 31, 1996.   The
Company paid a quarterly dividend of $0.10 per share on January 10, 1997 and April 10, 1997, respectively.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the six months ended June 30, 1997 was 14.0% on average equity of $23,274,758, compared to 13.9% on average equity of $21,561,742 for the same period in 1996. Annualized return on average assets of $252,259,913 for the six months ended June 30, 1997 was 1.29%, compared to 1.32% on average assets of $227,498,556 for the same period in 1996. These ratios compare favorably with other holding companies of similar size.

Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company's interest- bearing liabilities include its deposits, federal funds purchased, and other short-term borrowings. Net interest income increased 4.7% to $6.3 million, in the six months ended June 30, 1997 as compared to the same period last year primarily as a result of a higher level of earning assets. Interest from loans increased to $8.2 million for the first six months of 1997 compared to $7.3 million for the comparable period last year. Loan growth was achieved in most major classifications during the first six months of 1997 reflecting a strong local economy. The establishment of a very competitive money market account at the end of 1996 has continued to attract substantial deposits and has increased interest expense. This has led to the Company's net interest margin declining to 5.41% in the first six months of 1997 compared to 5.87% in the first six months of 1996.

Provision for loan losses increased slightly to $150,000 from $120,000 for the respective first six months of 1997 and 1996. Gross charged off loans for the first six months were $16,692 offset by recoveries of $152, resulting in an annualized net charge-off rate of 0.01% of total loans. This compares to net charge offs during the same period last year of $9,552. At June 30, 1997, the Company had aggregate non-accrual loans of $214,483 compared to $430,367 at December 31, 1996. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.12% at June 30, 1997 compared to 0.26% at December 31, 1996.

Other income increased $378,304 to $1,545,700 for the six month period ended June 30, 1997 from $1,167,396 in the comparable period last year. Increased service charges on deposit accounts accounted for $218,235 of this increase offset by a reduction of $28,443 in mortgage loan origination fees. Gains on sale of government guaranteed loans were up substantially to $124,906 from $6,241 for the first six months of 1997 and 1996, respectively. The acquisition on June 13, 1997, of Small Business Consultants, Inc., a Florida corporation specializing in the government guaranteed loan consulting business represents the Company's commitment to enhancing even further this non-interest income revenue source. Other expense increased 10.7% in the first six months of 1997 as compared to the prior year period, mostly as a result of increased personnel expenses. Growth during the latter half of 1996 and early 1997 prompted some staffing additions.

Total assets at June 30, 1997 were $263,469,273, up from total assets of $241,050,553 at December 31, 1996. Loans net of deferred loan fees increased $13,097,769 for the first six months of 1997 from year end 1996. Also, in the same period, federal funds sold increased $5,108,000 and investment securities increased $6,124,507. These increases were funded by a deposit increase of $30,168,761 offset by a decrease in short-term borrowings of $9,152,716. At June 30, 1997, the Company had committed to buy property and a building in Key Largo, Florida at a cost of $1,040,622.

At June 30, 1997, the Company had $1,938,710 in short-term borrowings compared to $11,091,426 at year ended December 31, 1996. Short-term borrowings include $207,464 in securities sold under agreements to repurchase and $1,731,246 in Treasury tax deposits. This decrease in short-term borrowings reflects the effects of seasonal inflows of deposits along with strong growth in new accounts.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At June 30, 1997, the Company's tier I risk- based capital was 13.3% and total risk-based capital was 14.4%, compared to 13.5% and 14.7% at year-ended December 31, 1996, respectively. At June 30, 1997, the Company's leverage ratio was 9.1% compared to 9.7% at December 31, 1996. This change is due to strong asset growth exceeding the increase in retained earnings.

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

Part II.  OTHER INFORMATION

Item 4.   MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on April 22, 1997, the following directors were elected to hold office for the coming three years: W. Kenneth Meeks, Marvin F. Schindler, and Richard J. Williams. Also, the following directors term of office continued after the meeting: B.G. Carter, Dr. Armando
J. Henriquez, James R. Lawson III, Edward V. Lett, Scott A. Marr, Derek D. Martin-Vegue, and Joseph H. Roth, Jr.

Further, an amendment to the Articles of Incorporation to increase authorized shares of common stock to 7,500,000 shares was approved as was ratifying the selection of Bricker and Melton, P.A. as independent Certified Public Accountants for the Company.

A detail of the voting for  each matter is summarized below:

Proposal 1. Election of Directors W. Kenneth Meeks, Marvin F. Schindler and Richard J. Williams to serve three-year terms:

             Voting for                                    3,466,266         80%
             Withhold Authority                                5,418          0%
                                                           ---------         --
             Total                                         3,471,684         80%

Proposal 2. To approve the amendment to articles of incorporation to increase authorized shares of common stock to 7,500,000 shares:

             Voting for                                    3,131,532         72%
             Voting against                                  338,928          8%
             Abstain from Voting                               1,224          0%
                                                           ---------         --
             Total                                         3,471,684         80%

Proposal 3: To ratify the selection of Bricker & Melton, P.A. as independent Certified Public Accountants for the Company:

             Voting for                                    3,446,976         79%
             Voting Against                                    1,734          0%
             Abstain from Voting                              22,974          1%
                                                           ---------         --
             Total                                         3,471,684         80%

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
              The following exhibits are attached:
              Exhibit 11 - Computation of Earnings Per Share (SEC use only)
              Exhibit 27 - Financial Data Schedule (SEC use only)
          (b) There were no reports filed on Form 8-K for the quarter ended June 30, 1997


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TIB FINANCIAL CORP.



Date:    August 12, 1997                  /s/ Edward V. Lett
         ---------------                  -------------------------
                                          Edward V. Lett
                                          President and Chief Executive Officer