Form 10-Q
period 1997-09-30
TIB FINANCIAL CORP
filed 1997-11-07
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                          Commission File Number
     SEPTEMBER 30, 1997                                          0-29132


                              TIB FINANCIAL CORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


FLORIDA                                           65-0655973
------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


             99451 OVERSEAS HIGHWAY, KEY LARGO, FLORIDA 33037-7808
------------------------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: 305-451-4660

                                 Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    YES   X                             NO
                    -----------                         ------------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                  4,371,954
-----------------------------     ------------------------------------------
         Class                           Outstanding as of October 31, 1997

Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                          TIB FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CONDITION
                                 (Unaudited)

                                                                      September 30, 1997  December 31, 1996
                                                                      ------------------  -----------------
ASSETS
Cash and due from banks                                                    $  9,586,076       $ 12,109,935
Federal funds sold                                                            5,283,000          1,810,000
Investment securities held to maturity (market value of $26,957,216
    and $14,691,930, respectively)                                           26,535,971         14,387,276
Investment securities available for sale                                     20,982,470         36,490,481
Loans, net of deferred loan fees                                            186,254,719        164,544,622
Less: Allowance for loan losses                                               2,133,042          1,929,719
                                                                           ------------       ------------
      Loans, net                                                            184,121,677        162,614,903

Premises and equipment, net                                                   9,341,037          8,221,676
Accrued interest receivable                                                   1,866,338          1,680,743
Other assets                                                                  3,240,214          3,735,539
                                                                           ------------       ------------
            TOTAL ASSETS                                                   $260,956,783       $241,050,553
                                                                           ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
      Noninterest-bearing demand                                           $ 44,587,628       $ 42,929,774
      Interest-bearing demand and money market                              105,299,252         66,340,839
      Savings                                                                13,101,084         16,220,162
      Time deposits of $100,000 or more                                      22,725,621         28,370,281
      Other time deposits                                                    46,027,515         51,122,524
                                                                           ------------       ------------
            Total Deposits                                                  231,741,100        204,983,580
Short-term borrowings                                                         1,873,207         11,091,426
Accrued interest payable                                                      1,739,487          1,743,654
Other liabilities                                                             1,484,632            610,976
                                                                           ------------       ------------
            TOTAL LIABILITIES                                               236,838,426        218,429,636
                                                                           ------------       ------------
STOCKHOLDERS' EQUITY
Common stock - $.10 par value:  7,500,000 and 5,000,000 shares
   authorized,  4,368,954 and 4,322,364 shares issued and outstanding           436,895            432,236
Surplus                                                                       6,392,306          6,140,199
Retained earnings                                                            17,338,156         16,207,233
Market valuation reserve on investment securities available for sale            (49,000)          (158,751)
                                                                           ------------       ------------
            TOTAL STOCKHOLDERS' EQUITY                                       24,118,357         22,620,917
                                                                           ------------       ------------
            TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY                                                      $260,956,783       $241,050,553
                                                                           ============       ============

                (See notes to consolidated financial statements)

                          TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                              Three months ended Sept. 30,    Nine months ended Sept. 30,
INTEREST INCOME                                                 1997              1996            1997            1996
                                                           ---------------  --------------  --------------  --------------
Loans, including fees                                           $4,372,025     $3,815,724      $12,548,274     $11,125,343
Investment securities:
      U.S. Treasury securities                                     393,514        453,176        1,313,025       1,466,662
      U.S. Government agencies and corporations                    259,636        263,346          710,413         842,068
      States and political subdivisions                            115,016         92,057          292,376         286,439
      Other investments                                             16,032         11,031           38,094          33,094
Federal funds sold                                                  43,092          5,596          345,297          64,247
                                                                ----------     ----------      -----------     -----------
      TOTAL INTEREST INCOME                                      5,199,315      4,640,930       15,247,479      13,817,853
                                                                ----------     ----------      -----------     -----------
INTEREST EXPENSE
Interest-bearing demand and money market                           881,657        192,647        2,118,942         616,367
Savings                                                            171,558        311,471          621,024         936,134
Time deposits of $100,000 or more                                  320,491        355,207        1,048,267       1,046,034
Other time deposits                                                641,033        681,898        1,945,162       2,034,699
Short-term borrowings                                               18,723         89,712           52,557         158,756
                                                                ----------     ----------      -----------     -----------
      TOTAL INTEREST EXPENSE                                     2,033,462      1,630,935        5,785,952       4,791,990
                                                                ----------     ----------      -----------     -----------
      NET INTEREST INCOME                                        3,165,853      3,009,995        9,461,527       9,025,863
PROVISION FOR LOAN LOSSES                                           75,000         60,000          225,000         180,000
                                                                ----------     ----------      -----------     -----------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN
         LOSSES                                                  3,090,853      2,949,995        9,236,527       8,845,863
OTHER INCOME
Service charges on deposit accounts                                443,706        353,197        1,247,191         938,447
Investment securities gains, net                                    10,664          3,706           10,664          12,478
Merchant bank card processing income                               122,789        110,967          448,878         415,818
Gain (loss) on sale of government guaranteed loans                  86,197           (262)         211,103           5,979
Gain on sale of mortgage loans                                           -         96,138                -          96,138
Fees on mortgage loans sold at origination                         108,867         95,710          260,324         275,610
Other income                                                       114,824         42,136          254,587         124,518
                                                                ----------     ----------      -----------     -----------
      TOTAL OTHER INCOME                                           887,047        701,592        2,432,747       1,868,988
                                                                ----------     ----------      -----------     -----------
OTHER EXPENSE
Salaries and employee benefits                                   1,587,459      1,377,545        4,602,131       4,166,229
Net occupancy expense                                              484,929        435,278        1,369,405       1,270,746
Other expense                                                      727,976        573,262        2,103,109       1,711,861
                                                                ----------     ----------      -----------     -----------
      TOTAL OTHER EXPENSE                                        2,800,364      2,386,085        8,074,645       7,148,836
                                                                ----------     ----------      -----------     -----------
      INCOME BEFORE INCOME TAX EXPENSE                           1,177,536      1,265,502        3,594,629       3,566,015
INCOME TAX EXPENSE                                                 370,700        442,848        1,156,100       1,242,848
                                                                ----------     ----------      -----------     -----------
      NET INCOME                                                $  806,836     $  822,654      $ 2,438,529     $ 2,323,167
                                                                ==========     ==========      ===========     ===========

EARNINGS PER SHARE                                              $     0.17     $     0.18      $      0.53     $      0.52
                                                                ==========     ==========      ===========     ===========

               (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (Unaudited)


                                                           For the nine month period ended Sept. 30,
                                                                   1997                   1996
                                                           ---------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                          $ 2,438,529            $ 2,323,167
Adjustments to reconcile net income to net cash provided
    by operating activities:
            Net amortization of investments                              80,691                156,578
            Amortization of other assets                                 60,816                 40,266
            Depreciation of premises and equipment                      611,325                571,539
            Provision for loan losses                                   225,000                180,000
            Deferred income tax provision (benefit)                     (66,606)               (65,200)
            Deferred net loan fees                                      (17,087)               (46,376)
            Investment securities (gains), net                          (10,664)               (12,478)
            Gain on sales / conversion  of premises and equipment        (2,559)                  (919)
            Gain on sales of government guaranteed loans, net          (211,103)                (5,979)
            Gains on sales of mortgage loans                                  -                (96,138)
            Increase in interest receivable                            (185,595)              (247,003)
            Increase (decrease) in interest payable                      (4,167)               150,896
            (Increase) decrease in other assets                         647,222               (655,676)
            Increase in other liabilities                               868,997                506,745
                                                                    -----------            -----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                 4,434,799              2,799,422
                                                                    -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                 (17,870,735)            (5,951,250)
Sales of investment securities available for sale                     5,083,985              8,013,906
Repayments of principal and maturities of investment
   securities available for sale                                     10,501,448              4,924,416
Maturities of investment securities held to maturity                  5,750,000              1,400,000
Proceeds from sales of government guaranteed loans                    5,545,164                677,986
Proceeds from sales of mortgage loans                                         -              6,409,213
Loans originated or acquired, net of principal repayments           (27,048,748)           (24,413,963)
Purchase of Small Business Consultants Inc.                            (275,000)                     -
Purchases of premises and equipment                                  (1,697,917)              (352,039)
Sales / conversion of premises and equipment                             33,025                  3,900
                                                                    -----------            -----------
            NET CASH USED BY INVESTING ACTIVITIES                   (19,978,778)            (9,287,831)
                                                                    -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and
   securities sold under agreements to repurchase                    (9,218,219)             2,444,934
Net increase in demand, money market and savings accounts            37,497,189              4,762,479
Time deposits accepted, net of repayments                           (10,739,669)             3,357,687
Proceeds from exercise of stock options and warrants                    256,766                159,807
Cash dividends paid                                                  (1,302,947)              (807,218)
                                                                    -----------            -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                16,493,120              9,917,689
                                                                    -----------            -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                              949,141              3,429,280

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                               13,919,935              9,129,945
                                                                    -----------            -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                    $14,869,076            $12,559,225
                                                                    ===========            ===========
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
Interest                                                            $ 5,790,119            $ 4,641,094
                                                                    ===========            ===========
Income taxes                                                        $ 1,220,000            $ 1,274,000
                                                                    ===========            ===========

               (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1997. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1996.

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

Major classifications of loans are as follows:

                                        September 30, 1997  December 31, 1996
                                        ------------------  -----------------
Commercial, financial and agricultural        $117,551,582       $109,371,570
Construction loans                               8,956,864          7,391,050
Residential real estate                         51,356,495         40,834,718
Consumer loans                                   8,979,206          7,553,799
                                              ------------       ------------
      Total loans                              186,844,147        165,151,137
Net deferred loan fees                             589,428            606,515
                                              ------------       ------------
      Loans, net of deferred loan fees        $186,254,719       $164,544,622
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

Activity in the allowance for loan losses for the nine months ended September 30, 1997 and September 30, 1996 follows:


                                            September 30, 1997  September 30, 1996
                                            ------------------  ------------------
Balance, January 1                                 $1,929,719          $1,700,823
Provision charged to expense                          225,000             180,000
Loans charged off                                     (32,902)            (11,552)
Recoveries of loans previously charged off             11,225                 400
                                                   ----------          ----------
Balance, September 30                              $2,133,042          $1,869,671
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

The amortized cost and estimated market value of investment securities held-to-maturity at September 30, 1997 and December 31, 1996 are presented below:

                                                                1997
                                   -----------------------------------------------------------
                                    Amortized      Unrealized       Unrealized        Market
                                       Cost           Gains           Losses          Value
                                   -----------------------------------------------------------
U.S. Treasury Securities            $15,974,966         $111,294           $    -   $16,086,260
States and political subdivisions     7,694,142          300,034                -     7,994,176
U.S. Government agencies and
corporations                          2,002,263            9,917                -     2,012,180
Other investments                       864,600                -                -       864,600
                                   ------------------------------------------------------------
                                    $26,535,971         $421,245           $    -   $26,957,216
                                   ============================================================

                                                                1996
                                   ------------------------------------------------------------
                                    Amortized      Unrealized       Unrealized        Market
                                       Cost           Gains           Losses          Value
                                   ------------------------------------------------------------
U.S. Treasury Securities            $ 7,964,622         $  1,017           $6,579   $ 7,959,060
States and political subdivisions     5,354,837          303,029              776     5,657,090
U.S. Government agencies and
corporations                            992,817            7,963                -     1,000,780
Other investments                        75,000                -                -        75,000
                                   ------------------------------------------------------------
                                    $14,387,276         $312,009           $7,355   $14,691,930
                                   ============================================================

The amortized cost and estimated market value of investment securities available for sale at September 30, 1997 and December 31, 1996 are presented below:

                                                         1997
                            ----------------------------------------------------------
                             Amortized       Unrealized      Unrealized      Market
                                Cost            Gains          Losses        Value
                            ----------------------------------------------------------
U.S. Treasury Securities     $ 9,049,628            $     -     $ 55,925   $ 8,993,703
Mortgage-backed securities    11,562,236             25,971       75,312    11,512,895
Other debt securities            449,606             26,266            -       475,872
                            ----------------------------------------------------------
                             $21,061,470            $52,237     $131,237   $20,982,470
                            ==========================================================

                                                        1996
                            ----------------------------------------------------------
                             Amortized       Unrealized      Unrealized      Market
                                Cost            Gains          Losses        Value
                            ----------------------------------------------------------
U.S. Treasury Securities     $21,219,561            $22,458     $129,679   $21,112,340
Mortgage-backed securities    15,075,896             25,846      207,688    14,894,054
Other debt securities            449,433             34,654            -       484,087
                            ----------------------------------------------------------
                             $36,744,890            $82,958     $337,367   $36,490,481
                            ==========================================================

Other investments at September 30, 1997 consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta. Other investments at December 31, 1996 consist of stock in the Independent Bankers Bank of Florida. Other debt securities at September 30, 1997 and December 31, 1996 consist of corporate debt securities.


NOTE 5 - EARNINGS PER SHARE AND COMMON STOCK

Earnings per share has been computed based on the weighted average number of common shares outstanding during the period which totaled 4,610,332 and 4,481,005 shares for the nine months ended September 30, 1997 and 1996, respectively, and 4,686,481 and 4,501,323 shares for the three months ended September 30, 1997 and 1996, respectively. Stock options and warrants are considered to be common stock equivalents for purposes of calculating earnings per share. A 3 for 1 stock split was declared on February 25, 1997 and has been treated retroactively as occurring on January 1, 1996 for earnings per share computation purposes and has been reflected in the balance sheet as of December 31, 1996.


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

Total options granted, exercised, and canceled during the nine months ended September 30, 1997 were 118,500, 46,590, and 17,400, respectively.


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

On March 3, 1997, FASB issued SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information about Capital Structure." SFAS 128 changes the methods for calculation of earnings per share and is effective for financial statements issued for both interim and annual periods ending after December 15, 1997. If this pronouncement had been adopted, the basic earnings per share for the third quarter of 1997 and 1996 would have been $0.19 and $0.19, respectively, and diluted earnings per share would have been $0.17 and $0.18 respectively. Basic earnings per share for the nine months ended September
30, 1997 and 1996 would have been $0.56 and $0.54, respectively, and diluted earnings per share would have been $0.53 and $0.52, respectively.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corporation (the "Company") as reflected in the unaudited consolidated statement of condition as of September 30, 1997, and statements of income for the nine months ended September 30, 1997 and 1996, and statements of income for the three months ended September 30, 1997 and 1996. The Company's operating subsidiary is TIB Bank of the Keys.

The company's net income of $806,836 for the third quarter of 1997 was a 1.9% decrease compared to $822,654 for the same period last year. The third quarter of 1996 included a gain from the sale of adjustable rate residential loans in the amount of $96,138. These sales occur periodically and there was no corresponding transaction in the current quarter. In addition to this item, other expense increased to $727,976 from $573,262 in the year ago quarter.
This increase was largely the result of holding company expenses. The holding company was formed on August 31, 1996. As a result, the third quarter of 1996 reflects only one month of holding company activity as compared to three months of activity in the third quarter of 1997. Increases were also experienced at the bank level in advertising expense and operational charge-offs. Salaries and benefits rose to $1,587,459 in the third quarter of 1997 from $1,377,545 in the third quarter of 1996. This is a 15.2% increase resulting from the addition of personnel to originate and sell government guaranteed loans along with normal increases. These changes were partially offset by an increase in net interest income of $155,858, or 5.2%; an increase in service charge income of $90,509, or 25.6%; and gains on sales of government guaranteed loans of $86,197 compared to a net loss of $262 in the year ago period. Earnings for the nine months ended September 30, 1997 were $2,438,529 up 5.0% from $2,323,167 for the comparable period in 1996. Earnings per share for the nine months ended September 30, 1997 were $0.53 per share as compared to $0.52 per share for the corresponding period ended September 30, 1996. Book value per share increased to $5.52 at September 30, 1997 from $5.23 at December 31, 1996. The Company paid a quarterly dividend of $0.10 per share on January 10, 1997, April 10, 1997, and July 10, 1997, respectively.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the nine months ended September 30, 1997 was 13.8% on average equity of $23,539,863, compared to 14.3% on average equity of $21,626,530 for the same period in 1996. Annualized return on average assets of $254,654,858 for the nine months ended September 30, 1997 was 1.28%, compared to 1.34% on average assets of $230,865,705 for the same period in 1996. These ratios compare favorably with other holding companies of similar size.

Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, and other short-term borrowings. Net interest income increased 4.8% to $9.5 million, in the nine months ended September 30, 1997 as compared to the same period last year primarily as a result of a higher level of earning assets. Interest from loans increased to $12.5 million for the first nine months of 1997 compared to $11.1 million for the comparable period last year. Loan growth was achieved in all major classifications during the first nine months of 1997 reflecting a strong local economy. The establishment of a very competitive money market account at the end of 1996 has continued to attract substantial deposits and has increased interest expense. This has led to the Company's net interest margin declining to 5.42% in the first nine months of 1997 compared to 5.85% in the first nine months of 1996.

Provision for loan losses increased slightly to $225,000 from $180,000 for the respective first nine months of 1997 and 1996. Gross charged off loans for the first nine months were $32,902 offset by recoveries of $11,225, resulting in an annualized net charge-off rate of 0.02% of total loans. This compares to net charge offs during the same period last year of $11,152. At September 30, 1997, the Company had aggregate non-accrual loans of $489,868 compared to $430,367 at December 31, 1996. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.26% at September 30, 1997 and December 31, 1996.

Other income increased $563,759 to $2,432,747 for the nine month period ended September 30, 1997 from $1,868,988 in the comparable period last year. Increased service charges on deposit accounts accounted for $308,744 of this increase offset by a reduction of $15,286 in mortgage loan origination fees and $96,138 reduction related to gain on sale of mortgage loans. Gains on sale of government guaranteed loans were up substantially to $211,103 from $5,979 for the first nine months of 1997 and 1996, respectively. The acquisition on June 13, 1997, of Small Business Consultants, Inc., a Florida corporation specializing in the government guaranteed loan consulting business represents the Company's commitment to enhancing even further this non-interest income revenue source. Other expense increased 13.0% in the first nine months of 1997 as compared to the prior year period, mostly as a result of increased personnel expenses. Growth during the latter half of 1996 and early 1997 prompted some staffing additions.

Total assets at September 30, 1997 were $260,956,783, up from total assets of $241,050,553 at December 31, 1996. Loans net of deferred loan fees increased $21,710,097 for the first nine months of 1997 from year end 1996. Also, in the same period, federal funds sold increased $3,473,000. These increases were funded by a deposit increase of $26,757,520 offset by a decrease in short-term borrowings of $9,218,219 and a decrease in investment securities of $3,359,316.

During the third quarter of 1997, the Company purchased property and a building in Key Largo, Florida at a cost of $1,040,622. Also during the third quarter of 1997, TIB Bank of the Keys formed a subsidiary, TIB Investment & Insurance Center, Inc. This allows the sale of insurance annuities in addition to the other investment products the bank currently supports.

At September 30, 1997, the Company had $1,873,207 in short-term borrowings compared to $11,091,426 at year ended December 31, 1996. Short-term borrowings include $174,585 in securities sold under agreements to repurchase and $1,698,622 in Treasury tax deposits. This decrease in short-term borrowings reflects the effects of seasonal inflows of deposits along with strong growth in new accounts.


CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At September 30, 1997, the Company's tier I risk-based capital was 12.7% and total risk-based capital was 13.8%, compared to 13.5% and 14.7% at year-ended December 31, 1996, respectively. At September 30, 1997, the Company's leverage ratio was 9.3% compared to 9.7% at December 31, 1996. This change is due to strong asset growth exceeding the increase in retained earnings.

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

Part II. OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits
           The following exhibits are attached:
           Exhibit 11 - Computation of Earnings Per Share (SEC use only)
           Exhibit 27 - Financial Data Schedule (SEC use only)
     (b) There were no reports filed on Form 8-K for the quarter ended September 30, 1997


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TIB FINANCIAL CORP.

                                           /s/ Edward Lett
                                           -------------------------------------
Date:  November 7, 1997                                 Edward V. Lett
       ----------------                    President and Chief Executive Officer