Form 10-K
period 1997-12-31
TIB FINANCIAL CORP
filed 1998-03-27
CIK 1013796

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year                                     Commission file number
ended December 31, 1997                                        000-21329

                              TIB FINANCIAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

       Florida                                                      65-0655973
(State of Incorporation)                                      (I.R.S. Employer
                                                            Identification No.)
99451 Overseas Highway
Key Largo, Florida                                                   33037-7808
(Address of Principal Executive Offices)                             (Zip Code)

                                 (305) 451-4660
                        (Registrant's telephone number)

Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act: Common stock, par value $0.10

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes  X  No
                                                                     ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1998 was $32,903,702 based on $ 12.37 per share.

The number of shares outstanding of issuer's class of common stock at March 1, 1998 was 4,384,054 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1997 fiscal year end are incorporated by reference into Part III of this report.

                            Exhibit Index on Page 75

                               TABLE OF CONTENTS
                               -----------------




                                                                                                               Page
                                                                                                               ----
                                     PART I
                                     ------


ITEM 1.  DESCRIPTION OF BUSINESS................................................................................  4

ITEM 2.  DESCRIPTION OF PROPERTIES.............................................................................. 15

ITEM 3.  LEGAL PROCEEDINGS...................................................................................... 15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS....................................................................................... 15

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS............................................................................ 16

ITEM 6.  SELECTED FINANCIAL DATA................................................................................ 17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION........................................................... 19

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.............................................. 35

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................ 37

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................................................... 73

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT...................................................................................... 73

ITEM 11. EXECUTIVE COMPENSATION................................................................................. 73

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT....................................................................... 73

ITEM 13. CERTAIN RELATIONSHIPS AND
         RELATED TRANSACTIONS................................................................................... 74


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K................................................................................ 75

         SIGNATURES............................................................................................. 76

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

         Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Result of Operations" and elsewhere in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of TIB Financial Corp. (the "Company") to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company's market area and elsewhere. All forward looking statements attributable to the Company are expressly qualified in their entirety by these Cautionary Statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I


ITEM 1.  BUSINESS


TIB Financial Corp. (the "Company"), Key Largo, Florida, was incorporated as a Florida business corporation in February 1996, for the purpose of becoming a bank holding company by acquiring all of the common stock of TIB Bank of the Keys (the "Bank"), Key Largo, Florida. The Company filed an application to the Board of Governors of the Federal Reserve System (the "Federal Reserve") for prior approval to become a bank holding company. The Company received Federal Reserve approval on June 24, 1996. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act (the "Act") upon the acquisition of all of the Common Stock of the Bank on August 31, 1996.

The Company is authorized to engage in any activity permitted by law to a Florida corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies.


The Bank currently is the sole operating subsidiary of the Company. The Bank was incorporated under the laws of the State of Florida on December 28, 1973, for the purpose of conducting the business of commercial banking. The Bank commenced commercial banking operations on February 1, 1974. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC").

The Bank conducts a general commercial banking business in its primary service area, Monroe County, Florida, emphasizing the banking needs of individuals, professionals and business customers. The Company and the Bank conduct business from the main office of the Bank located at 99451 Overseas Highway, Key Largo, Florida 33037-7808. The Bank also conducts business from its eight branch locations throughout the Florida Keys from Key Largo to Key West.

The principal business of the Bank is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans its primary service area. As of December 31, 1997, the Bank had total assets of approximately $278.0 million, total deposits of approximately $248.8 million and total shareholders' equity of approximately $24.6 million.

The Bank offers a full range of deposit services that are typically available from financial institutions, including NOW accounts, money market checking accounts, demand accounts, savings accounts, certificates of deposit and other time deposits. In addition, retirement accounts such as Individual Retirement Accounts are available from the Bank. The Bank pays interest on its deposit accounts and certificates competitive with other financial institutions in its primary service area. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.

The Bank seeks to concentrate its deposits and loan efforts within Monroe County, Florida, its primary service area. The primary factors in competing for deposits are interest rates, the range of financial services offered, service, convenience of office locations and flexible office hours. Direct competition for such deposits comes from other commercial banks, savings institutions, credit unions, brokerage firms and money market funds.

The Bank's lending philosophy is to make loans, taking into consideration the safety of the Bank's depositors' funds, the preservation of the Bank's liquidity, the interest of the Company's shareholders, and the welfare of the community. Interest income from the Bank's lending operations is a principal component of the Bank's income, so therefore prudent lending is essential for the prosperity of the Bank.

The primary factors in competing for loans are interest rates, loan origination fees and the range of lending services offered. Competition for origination of loans normally comes from other commercial banks, savings institutions, credit unions and mortgage banking firms. Such entities may have competitive advantages as a result of greater resources and higher lending limits (by virtue of their greater capitalization). However, the bank seeks to attract customers with its products and services which are tailored to the needs of the customers. Management seeks to emphasize a high degree of personalized client service in order to be able to better meet the banking needs of its customers.

The Bank's loan portfolio at December 31, 1997, contains approximately 27% real estate loans, 68% commercial loans and 5% consumer loans. The Bank's loan to deposit ratio at December 31,

1997 was approximately 74.9%.

In addition to interest income from the Bank's lending operations, the other major sources of income for the Bank are fees collected on loans, interest on investment securities, service charges on deposit accounts and credit card merchant card processing income. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

The Bank engages through a wholly-owned subsidiary, TIB Investment & Insurance Center, Inc. ("TIB Investment") in the retail sale of nondeposit investment products such as variable and fixed rate annuities, mutual funds and other products. The Bank has entered into an agreement with Linsco/Private Ledger Corp., a third-party provider which trains and supervises employees of the Bank or TIB Investment in the sale of these products from various offices of the Bank.

The Bank also engages through a wholly-owned subsidiary, TIB Government Loan Specialists, Inc., in the origination and sale of the government guaranteed portion of loans that qualify for government guaranteed loan programs such as those offered by the Small Business Administration and the U.S. Department of Agriculture Rural Development Business and Industry Program.

The Bank's business plan relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of consumers, professionals and businesses customers in the community. All banking services are continually evaluated with regard to their profitability and efforts are made to modify the Bank's business plan if the plan does not prove successful.

EMPLOYEES

As of December 31, 1997, the Bank employed 170 full-time employees and 10 part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

SUPERVISION AND REGULATION

REGULATION OF THE BANK. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the Florida Department of Banking and Finance (the "DBF") and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, branching, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service. Florida law permits banks to branch on a statewide basis. Therefore, the Bank has the ability to expand its market presence in Monroe County, Florida or into other markets in Florida.

The FDIC adopted final risk-based capital guidelines for all FDIC insured state chartered banks that are not members of the Federal Reserve System effective December 31, 1990. Beginning December 31, 1992, all banks are required to maintain a minimum ratio of total capital to risk weighted assets of 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital of state chartered banks (as defined in regulations) generally consists of (i) common stockholders equity; (ii) noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. At December 31, 1997, the Bank exceeded the minimum Tier 1, risk-based and leverage capital ratios. The table which follows set forth certain capital information for the Bank as of December 31, 1997.

                                CAPITAL ADEQUACY
                             (Dollars in thousands)

                                            December 31, 1997
                                            -----------------
Leverage Ratio                           Amount                          Percent
--------------                           ------                          -------
     Actual                              $ 24,388                         9.5%
     Minimum Required (1)                $  7,712                         3.0%

Risk-Based Capital:

Tier 1 Capital

     Actual                              $ 24,388                         12.7%
     Minimum Required                    $  7,688                          4.0%

Total Capital

     Actual                              $ 26,590                         13.8%
     Minimum Required                    $ 15,376                          8.0%


(1) Represents the highest regular minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio. See below regarding the consequences of failing to meet specified capital standards.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions while specifies among other things, the following five capital standard categories for depository institutions: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio for 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An "undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 3%. A "significantly undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3% and a bank is "critically undercapitalized" if the bank has a leverage ratio equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 1997, the Bank met the definition of a "well capitalized" institution.

         "Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and restrictions such as orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

         Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. In April 1994, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and all of the federal banking agencies issued an Interagency Policy Statement on discrimination in Lending in order to provide guidance to financial institutions as to what the agencies consider in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices.

REGULATION OF THE COMPANY. The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Board") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank.

The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any nonbanking business (other than a business closely related to banking as determined by the Board) or from managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern.

As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies. Since December 31, 1992, the minimum required ratio for total capital to risk weighted assets is 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines. The Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets, the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, since June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. Some states may elect to permit interstate mergers prior to June 1, 1997. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions.

As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states.

Florida responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the "Florida Branching Act"), which went into effect June 1, 1997 and permits interstate branching through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the Florida Department of Banking and Finance, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

The Riegle Community Development and Regulatory Improvement Act of 1994 (the "Improvement Act") provides for the creation of a community development financial institutions' fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks. The Improvement Act also contains (i) provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers, and (ii) more than 50 regulatory relief provisions that apply to banks and thrift institutions, including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible any losses to the Federal Deposit Insurance Corporation ("FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank. In addition, a bank holding company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of The Economic Growth and Regulatory Paperwork

Reduction Act of 1996 ("EGRPRA"), which was signed into law on September 30, 1996. Among other things, these amendment to Federal Reserve Regulation Y reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed bank holding companies; expand the list of nonbanking activities permitted under Regulation Y; reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products and services with their affiliates.

The Company and the Bank are subject to Section 23A of the Federal Reserve Act, which limits a bank's "covered transactions" (generally, any extension of credit or purchase of assets) with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(g) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, executive officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all affiliates as a group.

The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primary federal regulatory taking into account such factors as: (i) demographic data about the community;
(ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial non-compliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Bank's most recent CRA examination in December 1996, the Bank received a "satisfactory" CRA rating.

The United States Congress and the Florida Legislature periodically consider and adopt legislation that results in, and could further result in, deregulation, among other matters, of banks and other financial institutions. Such legislation could modify or eliminate current prohibitions with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.


COMPETITION

The banking business is highly competitive. The Bank competes with other commercial banks that conduct operations in its primary service area.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank does not provide presently. Management believes that personalized service and competitive pricing will provide it with a method to compete effectively in the primary service area.

MONETARY POLICY

Earnings of the Company are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Board System has an important impact on the operating results of banks and other financial institutions through its power to implement national monetary policy. The methods used by the Board include setting the reserve requirements of banks, establishing the discount rate on bank borrowings and conducting open market transactions in United States Government securities.

FDIC INSURANCE ASSESSMENTS

The FDIC adopted regulations amending the deposit insurance assessments applicable to the Banks. The regulations provide for a risk-based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the BIF.

Under the regulations, banks pay an assessment depending upon risk classification. Although the regulations were adopted by the FDIC as final regulations, the Board of the FDIC will consider whether changes in economic and industry conditions require adjustments in the range of assessment rates to be charged in future years.

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups (well capitalized, adequately capitalized, or under capitalized) based on its capital ratios. The FDIC has also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include
(i) banks that are financially sound with only a few minor weaknesses, (ii) those banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. These supervisory evaluations modify premium rates within each of the three capital groups with the result being the nine risk categories and assessment rates based on a summary multiplier.

The Bank has been informed by the FDIC that it has been classified as well capitalized and in the lowest risk category and will be assessed accordingly for 1998.

STATISTICAL INFORMATION

Certain statistical information is found in Item 7, Management's Discussion and Analysis of

Financial Condition and Results of Operations beginning at page 19 of this Annual Report on Form 10-K.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company conducts its business operations through the principal executive and operations office of the Company and the Bank located on an approximately
1.3 acre site at 99451 Overseas Highway, Key Largo, Monroe County, Florida. The main offices of the Bank at 99451 Overseas Highway are housed in a two-story building, owned by the Bank and containing approximately 13,275 square feet of finished space used for offices and operations and seven teller windows in the Bank lobby. The building also has two drive-up teller windows and an automated teller machine with 24-hour a day access.

         The Bank's eight branches are located at 103300 Overseas Highway in Key Largo, 91980 Overseas Highway in Tavernier, 80900 Overseas Highway in Islamorada, 110401 Overseas Highway in Marathon Shores, 2135 Overseas Highway in Marathon, Mile Marker 30.4 Big Pine Key, 330 Whitehead Street in Key West, and 3322 N. Roosevelt Drive, Searstown Key West., Florida. One of the Bank's eight branch locations is leased under an operating lease and the main office and the remaining branch properties are owned by the Bank. The lease on the Key West branch located at Searstown expires on September 1, 1998.

         The Bank also owns two other properties. The Bank owns a one-story building containing approximately 5,000 square feet on a one-half acre lot located at 100210 Overseas Highway. This building is leased to other businesses. The Bank owns a three-story building at 228 Atlantic Boulevard, Key Largo, Florida, consisting of approximately 3,000 square feet that is utilized by the Bank primarily for the loan operations, human resources and marketing departments.


ITEM 3.  LEGAL PROCEEDINGS

         While the Company and the Bank are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company or the Bank that will, individually or in the aggregate, have a material adverse effect on the business or consolidated financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

As of December 31, 1997, there were approximately 441 shareholders of record and 4,371,954 shares of the Company's common stock outstanding. On June 18, 1997, the Company's $0.10 par value common Stock became listed on the Nasdaq National Market under the symbol "TIBB." Prior thereto, the Company's common stock had not been traded on an established trading market, so there had been limited trading. The following table sets forth the high and low sale prices per share for the Company's common stock on the Nasdaq National Market for each quarter beginning with the quarter ended June 30, 1997, and high and low sales price information for the common stock for each quarter prior thereto in which trading has occurred since January 1, 1996:

Quarter Ended                       1997                                 1996
                                       High    Low              High     Low

March 31                            $ 9.17     $ 9.00         $ 8.44   $ 7.63
June 30                              17.50       9.00           9.00     8.33
September 30                         15.50      12.75           9.00     8.44
December 31                          14.75      13.25           9.33     8.44

Management believes that all of the above sales for the period prior to June 18, 1997, were between individuals or entities who had differing reasons and degrees of motivation for their purchases and sales. Further, there may have been sales between private individuals during such period who did not present the shares for transfer on the Company's transfer books.

The Company paid quarterly cash dividends to shareholders in the amount of $.09 per share for the first quarter and $.10 per share for the last three quarters per share ($.39 in the aggregate) for the year ended December 31, 1996 and quarterly cash dividends to shareholders in the amount of $.10 per share ($.40 in the aggregate) for the year ended December 31, 1997. The only source of funds presently available to the Company for the payment of cash dividends is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the appropriate regulatory authorities. Information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in Note K of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof. The Company expects that comparable cash dividends will continue to be paid in the future, although no assurance can be given that further dividends will be declared by the Company, or if declared, what the amount of the dividends will be.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial consolidated data presented below as of and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. During 1996, TIB Financial Corp. ("Company") was formed providing for a reorganization whereby TIB Bank of the Keys ("Bank") became a wholly-owned subsidiary of TIB Financial Corp. The transaction was accounted for on a historical cost basis similar to a pooling of interest and, accordingly, the following selected consolidated financial data was prepared as if the reorganization occurred January 1, 1993. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and "Management's discussion and analysis of Financial Condition and Results of Operations."

DOLLARS IN THOUSAND, EXCEPT PER SHARE DATA                                                              AS OF DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data                                        1997          1996          1995          1994          1993
---------------------------------------------------------------------------------------------------------------------------
Total Assets                                              $277,959      $241,051      $219,567      $208,607      $199,529
Investment Securities                                       54,690        50,878        60,961        65,347        64,641
Loans                                                      186,279       165,151       139,061       124,199       110,363
Allowance for loan losses                                    2,202         1,930         1,701         1,567         1,449
Deposits                                                   248,822       204,984       192,458       190,147       179,409
Stockholders' Equity                                        24,564        22,621        21,063        16,888        16,837

(AMOUNTS IN THOUSANDS)                                                                             YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------

Statement of Income Data                                   1997          1996          1995          1994          1993
---------------------------------------------------------------------------------------------------------------------------
Interest income                                             20,558        18,503        17,525        15,179        14,531
Interest expense                                             7,876         6,507         6,253         4,959         4,871
Net interest income                                         12,682        11,996        11,272        10,220         9,660
Provision for loan losses                                      300           240           135           120           240
Net interest income after provision for loan losses         12,382        11,756        11,137        10,100         9,420
Non-interest income (2)                                      5,319         3,784         3,273         2,311         1,788
Non-interest expense (2)                                    12,776        10,748         9,818         8,352         7,757
Income tax expense                                           1,719         1,589         1,591         1,373         1,130
Net Income                                                   3,206         3,203         3,001         2,686         2,321

Per Share Data
-----------------------------------------------------
Book value per share at year end                              5.62          5.23          4.95          4.03          4.11
Basic earnings per share                                      0.74          0.75          0.71          0.65          0.57
Diluted earnings per share                                    0.70          0.72          0.69          0.65          0.57
Basic weighted average common equivalent shares          4,354,547     4,280,712     4,246,218     4,160,994     4,096,848
         outstanding
Diluted weighted average common equivalent shares        4,602,375     4,424,676     4,352,838     4,160,994     4,096,848
         outstanding
Dividends declared                                            0.40          0.39          0.25          0.21          0.23

Ratios
-----------------------------------------------------
Return on average assets                                      1.25%         1.40%         1.40%         1.31%         1.15%
Return on average equity                                     13.52%        15.89%        17.00%        17.11%        14.37%
Average equity/average assets                                 9.22%         8.79%         8.23%         7.67%         8.01%
Net interest margin                                           5.42%         5.83%         5.85%         5.53%         5.43%
Dividend payout ratio - Diluted                              57.14%        54.17%        36.23%        32.31%        40.35%
Non-performing assets/total loans and other real              0.15%         0.26%         0.06%         0.31%         1.60%
         estate
Allowance for loan losses/total loans                         1.18%         1.17%         1.22%         1.26%         1.31%
Allowance for loan losses/nonperforming assets              806.73%       448.84%     2,074.39%       405.96%        81.91%
Non-interest expense/net interest income and                 70.98%        68.11%        67.50%        66.65%        67.76%
         non-interest income

(1) Stock splits in 1997 and 1996 have been retroactively reflected in the per share data and weighted-average common equivalent and diluted shares outstanding as if they occurred January 1, 1993.
(2) Noninterest income has been adjusted for all years presented to show the gross income from the various activities. Costs which have previously been netted against noninterest income have been included in noninterest expense for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

During 1996, TIB Financial Corp. ("Company") was formed providing for a reorganization whereby TIB Bank of the Keys ("Bank") became a wholly-owned subsidiary of TIB Financial Corp. The transaction was accounted for on a historical cost basis similar to a pooling of interests and, accordingly, Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements have been restated to reflect the reorganization as occurring at the beginning of the first period presented. In 1997, the Bank formed two subsidiaries, the first on June 13, 1997, when the Bank acquired the assets of Small Business Consultants, Inc., a Florida corporation specializing in the government guaranteed loan consulting business. On July 31, 1997, the Bank formed TIB Investment & Insurance Center, Inc. for the purpose of selling investment products to the public.

In March 1996, TIB Bank of the Keys declared a two-for-one stock split which was distributed on May 14, 1996, to shareholders of record on May 2, 1996. On February 25, 1997, TIB Financial Corp. declared a three-for-one stock split which was distributed on March 18, 1997, to shareholders of record on February 25, 1997. In the Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements, all per share amounts, number of shares outstanding and market prices have been restated to reflect these stock splits as if they occurred at the beginning of the first period presented.

1997 saw continuing changes and consolidation in the banking industry nationwide, as well as in the Company's home market. The announcement of the NationsBank acquisition of the Florida Keys dominant marketshare holder Barnett Bank provided significant opportunities for TIB. The combined Nations/Barnett marketshare exceeded anti-trust guidelines and forced the sale of over 20% of what had been acquired in the Keys. The resultant affect on Barnett customers will include over 25% of depositors in the Keys. This customer base will have a change in name, possibly location, products and/or services and fees. In a low growth market such as the Florida Keys, to introduce this level of potential change to such a significant base of customers is meaningful to the Company.

TIB Bank has during 1997 made every effort to attract these individuals and businesses experiencing such change. Marketing expenses were increased substantially during the last quarter of the year in an effort to make these customers aware of the potential change and to encourage the shopping of banking products to community banks located in their area. TIB has experienced significant deposit growth during the fourth quarter, and the related marketing expenses reduced earnings in the fourth quarter.

TIB Bank has used competitive pricing of deposits and loans, increased advertising and promotional expenses, as mentioned above, and initiated new products and services in order to take full advantage of the opportunities in our marketplace. The cost of these efforts resulted in earnings growth being limited in 1997, however growth in new customers, deposits and loans indicates that these investments were worthwhile and will prove beneficial in coming years.

During 1997 the Bank acquired the assets of a Sarasota firm specializing in government guaranteed loans and incurred expense both in the acquisition and start up of that company. Additionally, start up expenses were incurred in creating a subsidiary called TIB Investment & Insurance Center, Inc. which is headed by an experienced investment advisor. This second quarter start up of that company required both hard and soft costs to be expensed before a return from the new subsidiary. At year end that subsidiary was breaking even and the momentum of the investment activity shows great promise for 1998. All of these factors combined to reduce 1997 earnings, and the Company's record income for 1997 was only slightly above 1996.

The Company feels that these 1997 marketing expenses and investment in the new bank subsidiaries will result in significant positive contributions as it goes forward. Reiterating the Nations/Barnett window of opportunity, the Keys market has never had that many competitors' deposits in motion at one time and the Company feels strongly that the level of marketing and energy devoted to converting those customers to its customers is well worth the added expense.

PERFORMANCE OVERVIEW

TIB Financial Corp. ("Company") achieved record net income of $3.2 million in 1997 representing a slight $3,000 increase over the prior year. Management attributes the results to strong loan growth along with a 40.6% increase in non-interest income offset by a 21.0% increase in interest expense and a 18.9% increase in non-interest expenses. Net income for 1996 increased 6.7% to $3.2 million as compared to $3.0 million in 1995.

Reported basic earnings per share for 1997 was $.74 compared to $.75 in 1996. Basic weighted-average common equivalent shares outstanding in 1997 were 4,354,547 compared to 4,280,712 in 1996. This increase resulted from the exercise of stock options. Diluted earnings per share for 1997 was $0.70 compared to $0.72 in 1996. Diluted weighted-average common equivalent shares outstanding in 1997 were 4,602,375 compared to 4,424,676 in 1996. The increase is attributed to the exercise of stock options and the effect of the additional options granted in 1997. Diluted earnings per share in 1996 of $.72 represented an increase of 4.3% over 1995.

In order to improve liquidity for our shareholders, the Company became listed on the NASDAQ National Stock Market on June 18, 1997. Two brokerage firms make a primary market in the Company's stock trading under the symbol "TIBB".

Total assets of the Company at December 31, 1997 were $278.0 million compared to $241.1 million at the previous year end, reflecting an increase of 15.3%. Asset growth was funded by an increase in deposits of 21.4%, or $43.8 million in 1997. A new source of deposits was an investment vehicle introduced in 1997, a prime rate indexed Money Market account, that resulted in balances of $71.1 million at year end. Much of this new deposit growth was absorbed by funding of the loan portfolio growth. The Company's total loan volume increased 12.8%, or $21.1 million, to $186.3 million at year end 1997 compared to $165.2 million at December 31, 1996. During the last four years the Company's loans outstanding have grown at a rate of 14% compounded annually.

Net interest income in 1997 increased 5.7%, or $686,000, to $12.7 million from $12.0 million reported in 1996. The Company's interest margin declined from 5.83% to 5.42%. This decline resulted from the Company's decision to be aggressive in an increasingly competitive deposit and loan market. Non-performing assets declined to 0.15% of total loans from 0.26% at year end 1996. Non-interest income increased $1.5 million to $5.3 million in 1997 from increased volumes of overdraft and other service charges along with $440,000 in gains on sales of government guaranteed loans and a new category of retail investment services with income of $319,000.

The Company experienced an increase of non-interest expenses of $2.0 million in 1997, or 18.9% over 1996. In 1997 the Company became increasingly active in the origination and sale of government guaranteed loans. Also the Company began offering retail investment services in 1997, and the personnel and other costs associated with these efforts are reflected here. Additionally, the Company has heightened its marketing efforts to increase the visibility of the bank during this period of a changing ownership of the largest local market competitor. Further, the Company expended approximately $30,000 to third parties to assist in analyzing possibilities for expansion and acquisitions in 1997. Since no transactions resulted from these efforts, the costs incurred were expensed. Non-interest expense increased in 1996 by 9.5%, or $930,000, as compared to 1995 due primarily to additional staff expense.

The high growth rate of deposits in 1997 led to increased average assets and this combined with similar levels of earnings in 1997 compared to 1996 resulted in return on average assets declining from 1.40% in 1996 to 1.25% in 1997. Similarly, increased equity from retained earnings in 1997 divided into approximately equal earnings caused the return on average equity to decline from 15.89% in 1996 to 13.52% in 1997.

The Company has addressed the Year 2000 situation and has a program and task force in place. The budgeted 1998 and 1999 cost associated with the year 2000 issues is approximately $160,000.

RESULTS OF OPERATIONS

The following table summarizes the results of operations including selected financial performance ratios of the Company for the three years ended December 31, 1997:

DOLLARS IN THOUSAND, EXCEPT PER SHARE DATA                                            AS OF DECEMBER 31,
---------------------------------------------------------------------------------------------------------

Balance Sheet Data                                           1997              1996             1995
---------------------------------------------------------------------------------------------------------
Total Assets                                                 $277,959          $241,051         $219,567
Investment Securities                                          54,690            50,878           60,961
Loans                                                         186,279           165,151          139,061
Allowance for loan losses                                       2,202             1,930            1,701
Deposits                                                      248,822           204,984          192,458
Stockholders' Equity                                           24,564            22,621           21,063

(AMOUNTS IN THOUSANDS)                                                           YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------

Statement of Income Data                                     1997              1996             1995
---------------------------------------------------------------------------------------------------------
Interest income                                                20,558            18,503           17,525
Interest expense                                                7,876             6,507            6,253
Net interest income                                            12,682            11,996           11,272
Provision for loan losses                                         300               240              135
Net interest income after provision for loan losses            12,382            11,756           11,137
Non-interest income (2)                                         5,319             3,784            3,273
Non-interest expense (2)                                       12,776            10,748            9,818
Income tax expense                                              1,719             1,589            1,591
Net Income                                                      3,206             3,203            3,001

Per Share Data
-----------------------------------------------------
Book value per share at year end                                 5.62              5.23             4.95
Basic earnings per share                                         0.74              0.75             0.71
Diluted earnings per share                                       0.70              0.72             0.69
Basic weighted average common equivalent shares             4,354,547         4,280,712        4,246,218
         outstanding
Diluted weighted average common equivalent shares           4,602,375         4,424,676        4,352,838
         outstanding
Dividends declared                                               0.40              0.39             0.25

Ratios
-----------------------------------------------------
Return on average assets                                        1.25%             1.40%            1.40%
Return on average equity                                       13.52%            15.89%           17.00%
Average equity/average assets                                   9.22%             8.79%            8.23%
Net interest margin                                             5.42%             5.83%            5.85%
Dividend payout ratio - Diluted                                57.14%            54.17%           36.23%
Non-performing assets/total loans and other real                0.15%             0.26%            0.06%
         estate
Allowance for loan losses/total loans                           1.18%             1.17%            1.22%
Non-interest expense/net interest income and                   70.98%            68.11%           67.50%
         non-interest income

(1) Stock splits in 1997 and 1996 have been retroactively reflected in per share data and weighted average common equivalent and diluted shares outstanding as if they occurred as of the earliest date presented.
(2) Noninterest income has been adjusted for all years presented to show gross income from the various activities. Costs which have previously been netted against noninterest income have been included in noninterest expense for all years presented.

Averages are derived from daily balances.

NET INTEREST INCOME

Net interest income, the primary source of revenue for the Company, is a function of the yield earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Changes in net interest income from period to period reflect the increases or decreases in average interest-earning assets, interest-bearing liabilities and the interest rate spread which is affected by the degree of mismatch in maturity and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities.

Net interest income on a tax equivalent basis, increased 5.5% to $12.9 million in 1997, as compared to last year. Net interest margin decreased 41 basis points to 5.42%. As mentioned previously, the Company has decided to aggressively price both loan and deposit products in order to gain market share and enhance overall customer relationships. The Company's desire to provide one-stop shopping for a customers' complete financial services needs requires competitive pricing for all product offerings. 1997's introduction of a high rate money market account, though increasing the average costs of funds, brought in substantial new deposits from both new and existing customers of the bank. These new deposits funded an average interest-earning asset increase of 13.4%, or $28.2 million. Loan volume represented the majority of this change in average earning assets increasing $27.1 million while average investment securities volumes decreased $5.7 million. Average interest-bearing liabilities increased 11.3%, or $18.8 million, over 1996. Average decreases in short-term borrowings and federal funds purchased of $4.4 million, time and savings deposits of $17.0 million, and NOW accounts of $2.1 million, were more than offset by the large increase of $42.3 million in Money Market Accounts.

Net interest income, on a tax equivalent basis for 1996 increased 6.1% to $12.2 million from $11.5 million in 1995. Average earning assets increased $12.9 million from 1995 to 1996 while average interest-bearing liabilities increased only $9.2 million. Loan volume represented the majority of this change in average earning assets increasing $21.0 million while average investment securities volumes decreased $7.5 million. The Company recorded a net interest margin in 1996 of 5.83%, a decrease of 2 basis points over the 5.85% interest margin for 1995. This was attributed to prevailing loan rates becoming more competitive in the local market. As competitive pressures intensify, the spread between loan yields obtainable and the cost of interest-bearing deposits is narrowing. In 1996, the Company basically maintained its net interest margin by allowing a shift in interest-earning assets from relatively low earning securities to higher yielding loans.

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of assets; the average balances, interest expense and average rate by major categories of liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 1997, 1996 and 1995.

AVERAGE BALANCE SHEETS

                                            1997                               1996                                1995
                                          ---------                         ----------                         -----------
                                 AVERAGE   INCOME/    YIELDS      AVERAGE     INCOME/    YIELDS      AVERAGE     INCOME/     YIELDS
(Dollars in thousands)          BALANCES   EXPENSE     RATES     BALANCES     EXPENSE     RATES     BALANCES     EXPENSE     RATES
                               -----------------------------------------------------------------------------------------------------
ASSETS
   Interest-earning assets:
      Loans (1)                  $178,317    $17,019      9.54%     $151,212    $15,038      9.94%     $130,236     $13,530   10.39%
      Investment securities -      44,857      2,706      6.03%       51,751      3,022      5.84%       58,376       3,468    5.94%
        taxable
      Investment securities         6,576        605      9.21%        5,354        598     11.17%        6,267         665   10.61%
        tax exempt(2)
     Federal funds sold             8,054        433      5.38%        1,334         69      5.17%        1,911         111    5.81%
                                 --------  ---------             -----------  ---------             -----------  ----------

Total interest-earning assets     237,804     20,763      8.73%      209,651     18,727      8.93%      196,790      17,774    9.03%
                                 --------  ---------             -----------  ---------             -----------  ----------

Non-interest-earning assets:
   Cash and due from banks          7,307                              8,981                              7,389
   Premises and equipment, net      8,754                              8,441                              7,289
   Allowances for loan losses      (2,058)                            (1,809)                            (1,647)
   Other assets                     5,261                              4,060                              4,740
                                 --------                        -----------                        -----------

Total non-interest earning
  assets                           19,264                             19,673                             17,771
                                 --------                        -----------                        -----------

Total assets                      257,068                            229,324                            214,561
                                 ========                        ===========                        ===========

LIABILITIES & STOCKHOLDERS'
EQUITY
   Interest-bearing
   liabilities:
     Interest bearing deposits:
     NOW accounts                  28,122        393      1.40%       30,235        473      1.56%       26,752         527    1.97%
     Money market                  55,543      2,692      4.85%       13,256        335      2.53%       14,079         369    2.62%
     Savings deposits              28,474        778      2.73%       41,380      1,231      2.97%       41,317       1,291    3.12%
     Other time deposits           71,565      3,949      5.52%       75,689      4,170      5.51%       73,333       3,999    5.45%
                                 --------  ---------             -----------  ---------             -----------  ----------

Total interest-bearing deposits   183,704      7,812      4.25%      160,560      6,209      3.87%      155,481       6,186    3.98%

   Other interest-bearing
    liabilities:
   Federal funds purchased             57          3      6.01%          817         48      5.88%          199          11    5.53%
   Short-term borrowings and        1,217         61      4.97%        4,821        250      5.19%        1,359          55    4.05%
    obligations under capital
    lease
                                 --------  ---------             -----------  ---------             -----------  ----------

Total interest-bearing
liabilities                       184,978      7,876      4.26%      166,198      6,507      3.92%      157,039       6,252    3.98%
                                 --------  ---------             -----------  ---------             -----------  ----------

Non-interest bearing
    liabilities and
    stockholders' equity:
   Demand deposits                 46,323                             41,755                             37,269
   Other liabilities                2,054                              1,214                              2,596
   Stockholders' equity            23,713                             20,157                             17,657
                                 --------                        -----------                        -----------

Total non-interest bearing         72,090                             63,126                             57,522
    liabilities and
    stockholders' equity
                                 --------                        -----------                        -----------
Total liabilities and             257,068                            229,324                            214,561
    stockholders' equity
                                 ========                        ===========                        ===========

Interest rate spread                                      4.47%                              5.01%                             5.05%
                                                      ========                           =========                           ======

Net interest income                          $12,887                            $12,220                             $11,522
                                           =========                          =========                          ==========

Net interest margin (3)                                   5.42%                              5.83%                             5.85%
                                                      ========                           =========                           ======

(1) Average loans include non-performing loans. Interest on loans includes loan fees of $83,918 in 1997 and $27,813 in 1996 and $38,389 in 1995.
(2) Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

CHANGES IN NET INTEREST INCOME

The table below details the components of the changes in net interest income for the last two years. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

                                    1997 compared to 1996 (1)                1996 compared with 1995 (1)
                                       Due to changes in                         Due to changes in
                             ---------------------------------------------------------------------------------
(In thousands)                                               Net                                      Net
                               Average       Average       Increase      Average      Average       Increase
INTEREST INCOME                 Volume         Rate       (Decrease)     Volume         Rate       (Decrease)
--------------------------------------------------------------------------------------------------------------
Loans                           $2,606        $ (625)       $1,981       $2,112        $ (604)       $1,508
Investment Securities (2)         (365)           56          (309)        (481)          (32)         (513)
Federal Funds sold                 361             3           364          (31)          (11)          (42)

                             -------------------------------------------------------------------------------
Total interest income            2,602          (566)        2,036        1,600          (647)          953
                             -------------------------------------------------------------------------------

INTEREST EXPENSE

NOW Accounts                       (32)          (48)          (80)          64          (118)          (54)
Money Market                     1,831           526         2,357          (21)          (13)          (34)
Savings deposits                  (360)          (93)         (453)           2           (62)          (60)
Other time deposits               (229)            8          (221)         127            44           171
Federal funds purchased            (46)            1           (45)          36             1            37
Short-term borrowings and         (179)          (10)         (189)         176            19           195
         obligations under
         capital lease

                             -------------------------------------------------------------------------------
Total interest expense             985           384         1,369          384          (129)          255
                             -------------------------------------------------------------------------------

Change in net interest          $1,617        $ (950)       $  667       $1,216        $ (518)       $  698
         income
                             ===============================================================================


(1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.
(2) Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities to a fully taxable basis.

NON-INTEREST INCOME

The following table presents the principal components of non-interest income for the years ended December 31, 1997, 1996, and 1995.

(In thousands)                                                1997            1996            1995
-------------------------------------------------------------------------------------------------------
Net credit card processing income                              $    608        $    519        $    462
     Expenses previously netted against income                    1,501           1,190             908
                                                         ----------------------------------------------
Gross credit card processing income                               2,109           1,709           1,370

Gains on sales of mortgage loans                                    119             173               -

Net gains on sales of government guaranteed loans                   280               -               -
     Expenses previously netted against income                      160               -               -
                                                         ----------------------------------------------
Gross gains on sales of government guaranteed loans                 440              17              97

Fees on mortgage loans sold at origination                          364             360             364
SBA servicing income                                                 58              53              37
Service charge income                                             1,640           1,246           1,004
Net gains on sales of investment securities                          11              18               8
Gain on exchange of building                                          -               -             234
Loss on sale of other real estate - net                               -               -             (29)

Net investment services income                                      143               -               -
     Expenses previously netted against income                      176               -               -
                                                         ----------------------------------------------
Gross investment services income                                    319               -               -

Other                                                               259             208             188
                                                         ----------------------------------------------
Total non-interest income                                        $5,319          $3,784          $3,273
                                                         ==============================================

The Company's continued emphasis on non-interest income remains a primary focus. Over the past three years, the Company has increased non-interest income from $3.3 million to $5.3 million or approximately 62.5%. This was achieved by introducing new areas of fee income generation and stimulating old areas of non-interest income. The introduction in 1997 of retail sales of investment products brought in commissions to the Company of $319,000. These products are primarily equity mutual funds but also include a full range of brokerage services. Also, with the Bank's acquisition of the assets of a company specializing in the origination and sale of government guaranteed loans, this category of non-interest income saw substantial improvements. Gains on the sale of government guaranteed loans went from $17,000 in 1996 to $440,000 in 1997. Further income from all types of bank service charges showed continued improvement increasing $394,000 or 31.6% in 1997. This is a result of the significant increase in the Bank's number of accounts and the increased business volume the bank has established during its most recent fiscal year. Recognizing the opportunities in a tourist driven economy the Company has made major inroads into merchant card processing. The Bank is currently one of the top one hundred processors in the country measured by total volume of transactions and processes credit card transactions for over six hundred local merchants at year end 1997. This activity accounted for fee income of $2.1 million or a 23.4% increase from $1.7 million in 1996. The Bank continues to be aggressive in soliciting new merchants and providing quality customer service with our existing customer base.

Non-interest income increased $511,000 from 1995 to 1996, primarily due to increases in bankcard processing income and service charge income on deposit accounts.

The Bank began a program to originate and sell conforming fixed rate residential mortgages to the secondary market in late 1994. By 1996 the Bank had become the number one originator of residential mortgages in Monroe county generating over $50 million in residential mortgages in 1996 and 1997. Approximately 40% of the annual volume was conforming fixed rate residential loans that are sold immediately to the secondary market. Approximately 60% of the annual production represents conforming adjustable rate loans that are placed in the Bank's portfolio. At the end of 1994 the Bank began to originate these loans utilizing industry standards for documentation and procedures in order for them to be suitable for sale as a back-up source for liquidity. From time to time the Bank sells a portion of these loans to confirm their use as a back up source of liquidity. In 1997 $5.9 million were sold for a gain of $119,000 as compared to 1996 when $11.4 million of the Bank's portfolio adjustable rate mortgages were sold in the secondary market generating gains of $173,000. Additionally, effective cross-selling of other bank products around this and other activities has contributed substantially to the Bank's growth in its deposit base.

NON-INTEREST EXPENSES

The following table represents the principal components of non-interest expenses for the years ended December 31, 1997, 1996, and 1995.

(In thousands)                                     1997             1996              1995
------------------------------------------------------------------------------------------------
Net salaries and employee benefits                   $  6,199         $  5,536          $  4,995
     Salaries and employee benefits
         previously netted against other
         income categories                                306                -                 -
                                             ---------------------------------------------------
Gross salary and employee benefits                      6,505            5,536             4,995

Expenses previously netted against
         merchant bankcard processing:
     Credit card interchange expense                    1,159              938               766
     Other merchant charges                               342              252               142
                                             ---------------------------------------------------
Gross merchant card expenses                            1,501            1,190               908

Occupancy                                                 918              823               794
Equipment                                                 907              869               800
Accounting, legal, and other professional                 512              398               320
Operations services                                       597              572               403
Postage, freight, and courier                             278              231               196
Marketing and community relations                         399              225               281
Taxes - non building                                       41               37                43
Supplies                                                  339              290               239
Director's fees                                           149              150               170
FDIC insurance                                             77               48               259
Amortization of intangibles                                47               60                27

Net other operating expenses                              478              319               383
Expenses previously netted against retail
         investment services income                        29                -                 -
                                             ---------------------------------------------------
Gross other operating expense                             507              319               383

                                             ---------------------------------------------------
Total non-interest expenses                          $ 12,777         $ 10,748           $ 9,818
                                             ===================================================

The Company has over the three year periods of 1995, 1996, and 1997 expanded non-interest expense in an effort to build an infrastructure which will position the Bank in a quality customer service mode and a growth perspective. Non-interest expenses increased 18.9% in 1997 due primarily to expansion of personnel costs to support the accelerated growth in account generation and loans outstanding and the two new subsidiaries. Additionally, the establishment and enhancement of non-interest income growth requires further staffing in these areas. With nine branch facilities spread over a geographic market 106 miles long and at times only a quarter mile wide, it is important to the Company to have experienced decision making personnel in distant branch locations. This strategy has allowed for the continuing high quality asset generation and the expansion of the Bank's customer base over the three year period.

The Company completed implementation of a new bank-wide network computer system in 1997 as well as contracting with a new third party provider for our check processing functions. These steps taken in 1997 along with those planned for 1998 establishes the infrastructure allowing the Company to effectively offer technologically advanced products, some of which were introduced in 1997. These include corporate cash management systems, an automated main office phone system and enhanced workstations throughout the Bank. As a result of these enhancements, equipment costs increased $38,000 in 1997.

In 1997, accounting, legal, and other professional expenses were $512,000 compared to $398,000 in 1996, an increase of 28.6%. This increase was largely a result of holding company expenses and costs associated with acquisition and expansion analysis. The holding company was formed on August 31, 1996. As a result, 1996 reflects only four months of holding company activity as compared to twelve months in 1997.

In 1997, the Bank increased its marketing and promotional efforts to improve TIB's visibility in the markets served. This included both image and product campaigns as well as marketing support for the transition from a temporary to permanent facility in one branch location. With the market share leader in our service area, Barnett Bank, being acquired in 1997 by Nations Bank along with regulatory required divestiture of three of the combined branch locations, increased expenditures to attract new customers is considered cost effective. In 1997, costs for advertising and promotions were $399,000 compared to $225,000 in 1996, an increase of 77.3%.

The FDIC reinstated the assessment of insurance premiums in January 1997. Because the Bank's risk classification is the lowest allowable, the Bank was not required to pay an assessment for deposit insurance in 1997. The Bank was required to pay a premium for the new "Financing Corporation (FICO) payment" which is a result of the Deposit Insurance Act of 1996. This payment resulted in approximately $77,000 of FDIC and State Assessment expense in 1997. However, there is no assurance that the rate assessed will not change at some future date.

Other operating expenses increased 58.9% due to an increase in operational charge-offs in 1997 compared to 1996, and other one time expenditures incurred in 1997.

Non-interest expenses increased $930,000 in 1996 compared to 1995. This increase was substantially the result of additional personnel costs associated with the growth of overall accounts processed by the Bank along with commissions related to originations of real estate loans. Much of the increase in operations services from 1995 to 1996 relates to the outsourcing of check processing which entails a cost of approximately $20,000 per month.


PROVISION FOR INCOME TAXES

The provision for income taxes includes federal and state income taxes. The effective income tax rates for the years ended December 31, 1997, 1996 and 1995 were 34.9%, 33.2%, and 34.6%, respectively. The fluctuations in effective tax rates reflects the effect of the differences in timing or deductibility of certain expenses.

LOAN PORTFOLIO

The Company is located in the Florida Keys and the primary industry is tourism. Commercial loan demand therefore is significant for resort, hotel, restaurant, marina and related real estate secured property loans. The Company serves this market by offering long-term adjustable rate financing to the owners of these types of properties for acquisition and improvements thereon. These loans are often $1 million or larger and are good candidates for government guarantee programs or traditional participation agreements. The nature of government programs such as the Small Business Administration is generally geared toward long term adjustable rate financing.

Monroe County has the highest cost of living of any county in Florida and this is driven in large part by the scarce and expensive real estate. This also serves to maintain and enhance collateral values on loans secured by property in this market. The Company has grown in commercial loans by aggressively serving our market. The quality of the Company's credit administration along with the stable real estate values have kept loan losses at low levels.

Loans are expected to produce higher yields than investment securities and other interest earning assets (assuming that credit losses are not excessive). Thus the absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. Net loans outstanding increased to $183.5 million as compared to $162.6 million at year end 1996, an increase of 12.9%. Commercial loans secured by real estate accounted for much of this increase, growing from $115.0 million to $123.8 million at the respective year ends. Consumer loans increased from $7.6 to $9.7 million at December 31, 1997. The Company maintains a posture of originating commercial loans with rates that fluctuate with the prime lending rate and residential loans with rates that fluctuate with the one year treasury index. At December 31, 1997, 86.9% of the total loan portfolio had floating or adjustable rates.

(Dollars in thousands)                           1997         1996         1995        1994        1993
-----------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural            $123,974      $115,110    $ 93,423    $ 94,388     $ 81,780
Construction loans                                10,011         7,391       5,441       1,290        2,610
Residential real estate                           42,599        35,097      35,947      27,885       25,736
Consumer loans                                     9,695         7,554       4,250         636          236
Less:  unearned income                              (533)         (607)       (691)       (757)        (799)
Less:  allowance for loan loss                    (2,202)       (1,930)     (1,701)     (1,566)      (1,449)
                                              -------------------------------------------------------------
Net loans                                       $183,544      $162,615    $136,669    $121,876     $108,114
                                              =============================================================

The maturity distribution of the Company's loan portfolio at December 31, 1997 is as follows:

                                                                             Loans maturing
                                                          -------------------------------------------------
                                                               Within       1 to 5     After 5
(Dollars in thousands)                                         1 Year       Years       Years       Total
-----------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural                           $15,063     $28,896     $80,015     $123,974
Construction Loans                                              10,011           -           -       10,011
Residential real estate                                          2,103       5,980      34,516       42,599
Consumer loans                                                   2,709       4,816       2,170        9,695
                                                          -------------------------------------------------
Total Loans                                                    $29,886     $39,692    $116,701     $186,279
                                                          =================================================



                                                                           Loans maturing
                                                          -------------------------------------------------
                                                             Within       1 to 5     After 5
(Dollars in thousands)                                       1 Year       Years       Years        Total
-----------------------------------------------------------------------------------------------------------
Loans with:
Predetermined interest rates                                   $ 2,213     $10,514    $ 11,766     $ 24,493
Floating or adjustable rates                                    27,673      29,178     104,935      161,786
                                                          -------------------------------------------------
Total Loans                                                    $29,886     $39,692    $116,701     $186,279
                                                          =================================================


ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on non-accruing, past due, and other loans that management believes require special attention.

For problem loans, management's review of the adequacy of the allowance for loan losses consists of an evaluation of the financial strengths of the borrower, the related collateral, and the effects of economic conditions. General reserves against the remaining loan portfolio are based on analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio. The Company's provision for loan losses for 1997 was $300,000 as compared to $240,000 in 1996, reflecting the Company's strong growth in loan outstandings and negligible charge-offs.

The allowance for loan losses represented 1.18% of total loans at December 31, 1997 compared to 1.17% at year end 1996. The determination of the adequacy of the allowance for loan losses is based on management's judgment about factors affecting loan quality; collectability and assumptions about the economy. Management considers the year end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Transactions in the allowance for loan losses are summarized for the years ended December 31,

(In thousands)                                         1997        1996       1995       1994        1993
-----------------------------------------------------------------------------------------------------------
Analysis of allowance for loan losses:

   Balance at beginning of year                        $ 1,930    $ 1,701    $ 1,567    $ 1,449     $ 1,292

Charge-offs:
   Commercial, Financial & Agricultural                      -          -          -          -           -
   Residential Real Estate                                   -          -          -          3          92
   Consumer Loans                                           40         12          1          -           -
                                                   --------------------------------------------------------
     Total charge-offs                                      40         12          1          3          92

Recoveries:
   Commercial, Financial & Agricultural                      -          -          -          -           9
   Residential Real Estate                                   -          -          -          1           -
   Consumer Loans                                           12          1          -          -           -
                                                   --------------------------------------------------------
     Total recoveries                                       12          1          -          1           9
                                                   --------------------------------------------------------

     Net charge-offs                                        28         11          1          2          83
                                                   --------------------------------------------------------

Provision for loan losses                                  300        240        135        120         240
                                                   --------------------------------------------------------

Allowance for loan
   losses at end of year                               $ 2,202    $ 1,930    $ 1,701    $ 1,567     $ 1,449
                                                   ========================================================

Ratio of net charge-offs to average
   net loans outstanding                                  0.02%      0.01%      0.00%      0.01%       0.09%
                                                   ========================================================

Management considers the adequacy of the allowance for loan losses in its entirety, however, to comply with regulatory reporting requirements, management has allocated the allowance for loans losses as shown in the table below into components by loan type at each year end. Management does not intend to imply that actual future charge-offs will necessarily follow the allocations described below.

(In thousands)                     1997              1996                1995                1994               1993
---------------------------------------------------------------------------------------------------------------------------
                              Allowance   % of   Allowance    % of   Allowance   % of   Allowance  % of   Allowance   % of
                                  $      Loans       $       Loans       $      Loans       $      Loans       $      Loans
                            -----------------------------------------------------------------------------------------------
 Commercial, Financial
    & Agricultural              1,631    66.5       1,456    69.6      1,318    67.2       1,307    76.0      1,214    74.1
Construction Loans                  0     5.4           0     4.5          0     3.9           0     1.0          0     2.4
Residential Real Estate           400    22.9         367    21.3        324    25.8         250    22.5        232    23.3
Consumer Loans                    171     5.2         106     4.6         59     3.1          10     0.5          3     0.2
                            ===============================================================================================
                                2,202     100%      1,930     100%     1,701     100%      1,567     100%     1,449     100%
                            ===============================================================================================

NON-PERFORMING ASSETS

(Dollars in thousands)                                1997        1996         1995        1994        1993
-------------------------------------------------------------------------------------------------------------
Loans 90 days past due                                    -            -           -           -            -
Loans on nonaccrual                                     273          430          82           -          311
Other Real Estate Owned                                   -            -           -         386        1.458

                                                 ------------------------------------------------------------
Total non-performing assets                             273          430          82         386        1,769
                                                 ============================================================
Percentage of total loans and other real estate        0.15%        0.26%       0.06%       0.31%        1.60%

At December 31, 1997 there were no loans for which management has serious doubts as to the borrowers ability to comply with the present loan repayment terms which are not disclosed in the table above.

If the collectibility of interest on a loan appears doubtful, the accrual thereof is discontinued. Nonaccrual loans totaled $273,000, $430,000, and $82,000 at December 31, 1997, 1996, and 1995, respectively. If such loans had been on a full-accrual basis, interest income would have been approximately $16,000, $16,000, and $3,000 higher in 1997, 1996, and 1995, respectively.
Interest income recognized on these loans totaled approximately $14,000, $27,000, and $5,000, respectively. There were no restructured loans at December 31, 1997, 1996 or 1995.

In 1994 there were no nonaccrual or restructured loans. However, interest lost on in-substance foreclosures and other real estate owned amounted to $30,000. No interest income was recorded on these loans in 1994 since they were also in the same status at the end of 1993.

Nonaccrual loans totaled $311,000 at December 31, 1993. If such loans had been on a full-accrual basis, interest income would have been approximately $8,000 higher in 1993. Interest income recognized on these loans totaled approximately $16,000. There were no material restructured loans at December 31, 1993.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 114 (SFAS 114) "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. During 1997, 1996, and 1995, the Company had no loans which were considered impaired under the provisions of SFAS 114.

LIQUIDITY AND RATE SENSITIVITY

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payments of debt, off-balance sheet obligations and operating obligations. Funds can be obtained from operations by converting assets to cash, by attracting new deposits, by borrowing, by raising capital and other ways.

Major sources of increases in cash and cash equivalents are as follows for the three years ending December 31:

                                            1997           1996          1995
                                        ---------------------------------------------
Provided by operating activities            $ 4,745,371     $3,193,424    $ 2,922,531
Used by investing activities                (27,123,436)   (16,960,596)    (9,503,969)
Provided by financing activities             33,287,415     18,557,162      5,051,104
                                        ---------------------------------------------
Net increase (decrease) in cash and         $10,909,350     $4,789,990    $(1,530,334)
         cash equivalents

The Bank has a $5.0 million line of credit from its principal correspondent and a repurchase agreement with another financial institution which allows borrowing up to 95% of the market valuation of securities pledged for this purpose. The majority of the Company's unpledged securities could be used as collateral for this agreement. Further, in 1997 the Bank gained membership in the Federal Home Loan Bank of Atlanta. This allows the Bank an additional line of credit of $27.0 million at year end 1997. Borrowings against this line of credit would be collateralized by the Bank's one-to-four residential mortgage loans.

Scheduled maturities and paydowns of loans and investment securities are a continual source of liquidity. Also, adjustable rate residential real estate loans originated since 1995, as shown with the 1997 and 1996 sales, are salable in the secondary mortgage market at par or better and therefore provide a further back-up source for liquidity.

At December 31, 1997, the Bank's loan to deposit ratio was 74.9% compared to a ratio of 80.6% at December 31, 1996. Management monitors and assesses the adequacy of the Company's liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends without prior regulatory approval at December 31, 1997 is approximately $4,953,000. These dividends represent the Parent Company's primary source of liquidity.

The Company's interest rate sensitivity position at December 31, 1997 is presented in the table below.

                                          3 months      4 to 6      7 to 12       1 to 5         Over 5
(Dollars in thousands)                    or less       Months       months       years          years          Total
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Loans                                     $82,310        $25,845     $12,763       $53,986         $11,375      $186,279
Investment securities-taxable               1,997          5,091      10,979        28,384             864        47,315
Investment securities-tax exempt                -              -         175         4,211           2,988         7,374
Federal funds sold                         12,275              -           -             -               -        12,275

                                       ---------------------------------------------------------------------------------
Total interest-bearing assets              96,582         30,936      23,917        86,581          15,227       253,243
                                       ---------------------------------------------------------------------------------

Interest-bearing liabilities:
NOW accounts (A)                           11,232              -           -             -          16,848        28,080
Money Market                               88,601              -           -             -               -        88,601
Savings Deposits (B)                            -              -      13,092             -               -        13,092
Other time deposits                        16,057         13,389      15,837        21,688              18        66,989
Federal funds purchased                         -              -           -             -               -             0
Short-term borrowings                       2,007              -           -             -               -         2,007

                                       ---------------------------------------------------------------------------------
Total interest-bearing liabilities        117,897         13,389      28,929        21,688          16,866       198,769
                                       ---------------------------------------------------------------------------------

Interest sensitivity gap                  (21,315)        17,547      (5,012)       64,893          (1,639)       54,474
                                       =================================================================================

Cumulative interest sensitivity gap       (21,315)        (3,768)     (8,780)       56,113          54,474        54,474
                                       =================================================================================

Cumulative sensitivity ratio                 (8.4%)         (1.5%)      (3.5%)        22.2%           21.5%
                                       =================================================================================


(A) 40% of outstanding balance considered repricable immediately and 60% repricable in the furthest time period.

(B)  Savings Deposits considered repricable in the one year time horizon.


The Company is cumulatively asset sensitive in the 1 to 5 years and over 5 years time frame and cumulatively liability sensitive in each of the 3 month or less, 4 to 6 months and 7 to 12 month timeframes. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, to include the entire balance of these liability accounts in the earliest repricing method would be unrealistic. To compensate for the fact that changes in general market interest rates will not be fully reflected in changes in NOW rates, only 40% of NOW balances is included as immediately rate sensitive based on the Company's own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the Company's repricing experience. This accounts for more than the amount by which interest bearing liabilities exceed interest bearing assets in the 7 to 12 month period and also for the cumulative negative sensitivity gap in that time period. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. In other words, if market interest rates should decrease, the net interest margin should decrease. Conversely, if rates increase the net interest margin would increase.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced moderate but steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company's policy to maintain its cumulative one year gap ratio in the -.15 to +.15 range.

INVESTMENT PORTFOLIO

Maturities of investment securities at December 31, 1997 (Amortized cost)

                                                             After 1 Year          After 5 Years                          Mortgaged
                                        Within 1 Year       Within 5 Years        Within 10 Years     After 10 Years        Backed

(Dollars in thousands)                 Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity:           $ 1,997     5.72%    $13,981     6.19%
   U.S. Treasury Securities
   U.S. Gov't Sponsored Agencies                                                  12,001     7.15%
   States and municipals (A)               175    10.82%      4,211     9.23%      2,688     8.21%        300    11.67%
   Other                                                                                                  865     6.62%
                                     -----------------------------------------------------------------------------------------------
        Total held to maturity           2,172     6.13%     18,192     6.89%     14,689     7.34%      1,165     7.92%
                                     -----------------------------------------------------------------------------------------------

Securities Available for sale:
   U.S. Treasury Securities              3,996     5.24%      5,048     5.42%
   Mortgaged Backed Securities                                                                                                9,056
   Other                                                        450     9.89%
                                     -----------------------------------------------------------------------------------------------
        Total available for sale         3,996     5.24%      5,498     5.79%                                                 9,056
                                     -----------------------------------------------------------------------------------------------

Total                                  $ 6,168     5.55%    $23,690     6.63%    $14,689     7.34%    $ 1,165     7.92%     $ 9,056
                                     ===============================================================================================

Yield by classification of investment securities at December 31, 1997 (amortized cost):

(Dollars in thousands)                          Yield           Totals
----------------------------------------------------------------------
Securities Held to Maturity:
     U.S. Treasury Securities                     6.13%         $15,978
     U.S. Gov't Sponsored Agencies                7.15%          12,001
     States and municipals (A)                    8.98%           7,374
     Other (B)                                    6.62%             865
                                         ------------------------------
          Total held to maturity                  7.06%          36,218
                                         ------------------------------

Securities Available for Sale:
     U.S. Treasury Securities                     5.34%           9,044
     Mortgaged Backed Securities                  6.16%           9,056
     Other                                        9.89%             450
                                         ------------------------------
          Total available for sale                5.85%          18,550
                                         ------------------------------

Total                                             6.65%         $54,768
                                         ==============================

(A) Weighted average yields on tax-exempt obligations have been computed by grossing up actual tax-exempt income to a fully taxable equivalent basis using a federal tax rate of 34%.

(B) Represents investment in common stock of Independent Bankers Bank stock which pays no dividends and an investment in the Federal Home Loan Bank of Atlanta.

The following table presents the amortized cost, market value, unrealized gains, and unrealized losses for the major categories of the Company's investment portfolio for each reported period:

                                    1997
Held to Maturity

                                                    Amortized         Unrealized       Unrealized         Market
                                                       Cost             Gains            Losses            Value
                                               --------------------------------------------------------------------
U.S. Treasury Securities                               $ 15,978          $    157          $     -         $ 16,135
States and political subdivisions                         7,374               293                -            7,667
U.S. Government agencies and corporations                12,001                21               15           12,007
Other investments                                           865                 -                               865
                                               --------------------------------------------------------------------
                                                       $ 36,218          $    471          $    15         $ 36,674
                                               ====================================================================

Available for Sale

                                                  Amortized         Unrealized       Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               ----------------- ----------------- ---------------- ---------------
U.S. Treasury Securities                                $ 9,044          $      -         $     34          $ 9,010
Mortgage-backed securities                                9,056                20               88            8,988
Other debt securities                                       450                23                -              473
                                               --------------------------------------------------------------------
                                                        $18,550          $     43         $    122          $18,471
                                               ====================================================================


                                    1996
Held to Maturity

                                                  Amortized         Unrealized       Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               ------------------------------------------------------------------
U.S. Treasury Securities                             $  7,965         $       1         $      7         $  7,959
States and political subdivisions                       5,355               303                1            5,657
U.S. Government agencies and corporations                 992                 9                -            1,001
Other investments                                          75                 -                -               75
                                               ------------------------------------------------------------------
                                                     $ 14,387         $     313         $      8         $ 14,692
                                               ==================================================================


Available for Sale

                                                  Amortized         Unrealized       Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               ------------------------------------------------------------------
U.S. Treasury Securities                             $ 21,220          $     22          $   130         $ 21,112
Mortgage-backed securities                             15,076                26              208           14,894
Other debt securities                                     449                35                -              484
                                               ------------------------------------------------------------------
                                                     $ 36,745          $     83          $   338         $ 36,490
                                               ==================================================================

                                    1995
Held to Maturity

                                                  Amortized         Unrealized       Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               ------------------------------------------------------------------
U.S. Treasury Securities                             $  2,009         $      12          $     -         $  2,021
States and political subdivisions                       6,050               453                -            6,503
U.S. Government agencies and corporations               1,982                38                -            2,020
Other investments                                          75                 -                -               75
                                               ------------------------------------------------------------------
                                                     $ 10,116         $     503          $     -         $ 10,619
                                               ==================================================================


Available for Sale

                                                  Amortized         Unrealized       Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               ------------------------------------------------------------------
U.S. Treasury Securities                             $ 31,422         $     218          $    30         $ 31,610
Mortgage-backed securities                             18,689                93               51           18,731
Other debt securities                                     449                55                -              504
                                               ------------------------------------------------------------------
                                                     $ 50,560         $     366          $    81         $ 50,845
                                               ==================================================================

DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years ended December 31, 1997, 1996, and 1995.

                                              1997                    1996                    1995
                                       Average      Average     Average      Average    Average     Average
(Dollars in thousands)                  Amount       Rate       Amount        Rate       Amount       Rate
---------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits           $ 46,323                $ 41,755                $ 37,269

Interest-bearing deposits
   NOW Accounts                          28,122       1.40%      30,235       1.56%      26,752       1.97%
   Money market                          55,543       4.85%      13,256       2.53%      14,079       2.62%
   Savings deposit                       28,474       2.73%      41,380       2.97%      41,317       3.12%
   Other time deposits                   71,565       5.52%      75,689       5.51%      73,333       5.45%
                                     ---------------------------------------------------------------------

Total                                  $230,027       3.40%    $202,315       3.07%    $192,750       3.21%
                                     =====================================================================

The following table presents the maturity of the Company's time deposits at December 31, 1997.

                                Deposits            Deposits
                                $100,000           Less than
(Dollars in thousands)         and Greater          $100,000             Total
------------------------------------------------------------------------------------
Months to maturity:
   3 or less                          $ 6,316             $ 9,641            $15,957
   3 to 6                               3,860               9,530             13,390
   6 through 12                         4,817              11,020             15,837
   Over 12                              7,365              14,440             21,805
                            --------------------------------------------------------
Total                                 $22,358             $44,631            $66,989
                            ========================================================

CAPITAL ADEQUACY

There are various primary measures of capital adequacy for banks and bank holding companies such as risk based capital guidelines and the leverage capital ratio. See "Business-Supervision and Regulation - Capital Regulations."

As of December 31, 1997, the Bank exceeded its required levels of capital for a Bank categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. The Bank's risk-based capital ratio of Tier 1 capital to risk-weighted assets was 12.7%, its risk-based ratio of total capital to risk-weighted assets was 13.8%, and its leverage ratio was 9.5%. See Note K to the Consolidated Financial Statements.


INFLATION

Inflation has an important impact on the growth of total assets in the banking industry and causes a need to increase equity capital higher than normal rates in order to maintain an appropriate equity to assets ratio. The company has been able to maintain an adequate level of equity, as previously mentioned and copes with the effects of inflation by managing its interest rate sensitivity gap position through its asset/liability management program, and by periodically adjusting its pricing of services and banking products to take into consideration current costs.


1998 ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 is effective January 1, 1998. Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation,, as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement disclosure for all years presented. The adoption of SFAS 130 is not expected to have a significant impact on the financial condition or results of operations of the Company.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 is effective January 1, 1998, and requires disclosure of certain financial information by segments of a company business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of December 31, 1997 was developed using simulation analysis of the bank's sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

These rate changes are matched with known repricing intervals and assumptions for new growth net of expected prepayments. The assumptions are based primarily on experience in the Bank's market under varying rate environments. The imbedded options that the Bank's loan customers possess, to refinance, are not considered significant for purposes of this analysis given the large majority of adjustable rate loans in the portfolio.

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would be phased in over probably an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates.

Further, current market conditions do not appear favorable for substantial changes in base interest rates. The target Federal Funds rate has been 5.50% since March of 1997 and even small changes in monetary policy appear not to be imminent.

The bank attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities and Fed Funds positions to offset the repricing characteristics of the deposit liabilities. This process was complicated in 1997 by the popularity of the indexed money market account. The growth of this account as an interest sensitive liability, immediately repriceable, has caused the bank to be liability sensitive in the very short term and cumulatively through a one year horizon. In 1998, this mismatch, though still not material, will be monitored and some adjustments made if deemed necessary.


(Dollars in thousands)               Interest Rates Decrease        Interest Rates       Interest Rates Increase
                                     200 BP           100 BP        Remain Constant      100 BP         200BP
                                                                        Budget
                                    ------------------------------------------------------------------------------
1998 Interest Income                      20,801          21,815        22,830              23,842          24,853
1998 Interest Expense                      6,977           8,131         9,286              10,441          11,595
                                    ------------------------------------------------------------------------------
Net Interest Income                       13,824          13,684        13,544              13,401          13,258
                                    ------------------------------------------------------------------------------

Change in net income after tax vs. budget    175              87             -                 (89)           (178)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and independent auditors' report thereon included on the following pages are incorporated herein by reference.





             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                  Page
                                                                                                  ----

Independent Auditors' Report.......................................................................F-1

Consolidated Balance Sheets for the Years
Ended December 31, 1997 and 1996 ..................................................................F-2

Consolidated Statements of Income for the
Years Ended December 31, 1997, 1996 and 1995.......................................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended December 31, 1997, 1996 and 1995 ......................................................F-6

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1997, 1996 and 1995 ............................................................F-7

Notes to Consolidated Financial Statements for
the Years Ended December 31, 1997, 1996 and 1995 ..................................................F-9

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
TIB Financial Corp.
Key Largo, Florida


   We have audited the accompanying consolidated balance sheets of TIB Financial Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended December 31, 1997. These consolidated financial statements are the responsibility of TIB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of TIB Financial Corp. and subsidiary as of December 31, 1995, and for the year then ended were audited by other auditors whose report, dated February 2, 1996, expressed an unqualified opinion on those statements.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIB Financial Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31,1997, in conformity with generally accepted accounting principles.








February 13, 1998
Duluth, Georgia

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

================================================================================


                                                                    December 31,
                                                             ------------------------------
                                                                 1997              1996
                                                             -----------       ------------
                              ASSETS

Cash and due from banks (Note B)                             $ 12,554,285      $ 12,109,935
Federal funds sold                                             12,275,000         1,810,000
Investment securities held to maturity (market value of
   $36,674,391 and $14,691,930, respectively) (Note C)         36,218,073        14,387,276
Investment securities available for sale (Note C)              18,471,445        36,490,481

Loans, net of deferred loan fees (Notes D and J)              185,746,103       164,544,622
Less:  Allowance for loan losses (Note D)                       2,201,974         1,929,719
                                                             ------------      ------------
   Loans, net                                                 183,544,129       162,614,903

Premises and equipment, net (Note E)                           10,034,088         8,221,676
Accrued interest receivable                                     1,750,703         1,680,743
Intangible assets, net                                            425,497           191,540
Other assets (Note H)                                           2,685,600         3,543,999
                                                             ------------      ------------

            TOTAL ASSETS                                     $277,958,820      $241,050,553
                                                             ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits (Note F):
      Noninterest-bearing demand                             $ 52,060,404      $ 42,929,774
      Interest-bearing demand and money market                116,679,922        66,340,839
      Savings                                                  13,092,101        16,220,162
      Time deposits of $100,000 or more                        22,358,564        28,370,281
      Other time deposits                                      44,630,828        51,122,524
                                                             ------------      ------------
         Total Deposits                                       248,821,819       204,983,580

   Short-term borrowings (Note G)                               2,007,178        11,091,426
   Accrued interest payable                                     1,747,904         1,743,654
   Other liabilities (Note H)                                     818,362           610,976
                                                             ------------      ------------
            TOTAL LIABILITIES                                 253,395,263       218,429,636
                                                             ------------      ------------

                                   (Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS, (Continued)

================================================================================


                                                                          December 31,
                                                                 ---------------------------------
                                                                    1997                 1996
                                                                 -------------       -------------
STOCKHOLDERS' EQUITY (Note K)
   Common stock - $.10 par value: 5,000,000 shares
      authorized, 4,371,954 and 4,322,364 shares issued and
      outstanding                                                $     437,195       $     432,236
   Surplus                                                           6,507,072           6,140,199
   Retained earnings                                                17,668,290          16,207,233
   Market valuation reserve on investment securities
      available for sale (Note C)                                      (49,000)           (158,751)
                                                                 -------------       -------------
            TOTAL STOCKHOLDERS' EQUITY                              24,563,557          22,620,917
                                                                 -------------       -------------

Commitments and contingent liabilities (Note L)

            TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY                              $ 277,958,820       $ 241,050,553
                                                                 =============       =============


The accompanying notes are an integral part of these consolidated financial statements.


                                      F-3

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

================================================================================


                                                                For the years ended December 31,
                                                         ------------------------------------------------
                                                             1997               1996             1995
                                                         ------------      ------------      ------------
INTEREST INCOME
   Loans, including fees                                 $ 17,019,190      $ 15,037,810      $ 13,530,024
   Investment securities:
      U.S. Treasury securities                              1,679,344         1,883,460         2,014,771
      U.S. Government agencies and corporations               962,435         1,094,824         1,409,393
      States and political subdivisions, tax-exempt           399,619           373,110           415,248
      Other investments                                        63,886            44,125            44,125
   Federal funds sold                                         433,300            69,420           111,043
                                                         ------------      ------------      ------------
         TOTAL INTEREST INCOME                             20,557,774        18,502,749        17,524,604
                                                         ------------      ------------      ------------

INTEREST EXPENSE
   Interest-bearing demand and money market                 3,084,772           808,402           896,078
   Savings                                                    777,784         1,230,686         1,291,489
   Time deposits of $100,000 or more                        1,371,237         1,426,049         1,397,538
   Other time deposits                                      2,578,490         2,743,791         2,601,797
   Short-term borrowings                                       63,873           297,832            65,664
                                                         ------------      ------------      ------------
         TOTAL INTEREST EXPENSE                             7,876,156         6,506,760         6,252,566
                                                         ------------      ------------      ------------

         NET INTEREST INCOME                               12,681,618        11,995,989        11,272,038

PROVISION FOR LOAN LOSSES (Note D)                            300,000           240,000           135,000
                                                         ------------      ------------      ------------

         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES                      12,381,618        11,755,989        11,137,038
                                                         ------------      ------------      ------------

OTHER INCOME
   Service charges on deposit accounts                      1,640,033         1,245,915         1,003,674
   Investment securities gains, net (Note C)                   10,664            18,478             8,174
   Merchant bank card processing income                     2,109,363         1,709,116         1,369,984
   Losses on other real estate owned, net                          --                --           (29,200)
   Gain on exchange of bank premises                               --                --           233,895
   Gain on sale of government guaranteed loans                439,768            17,314            97,258
   Gain on sale of mortgage loans                             118,863           173,468                --
   Fees on mortgage loans sold at origination                 363,973           359,562           364,040
   Retail investment services                                 319,286                --                --
   Other income                                               317,454           260,072           224,852
                                                         ------------      ------------      ------------
         TOTAL OTHER INCOME                                 5,319,404         3,783,925         3,272,677
                                                         ------------      ------------      ------------

                                   (Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME, (Continued)

================================================================================

                                                                   For the years ended December 31,
                                                         ------------------------------------------------
                                                             1997              1996               1995
                                                         ------------      ------------      ------------
OTHER EXPENSE
   Salaries and employee benefits (Note I)               $  6,504,945      $  5,535,872      $  4,995,289
   Net occupancy expense                                    1,825,207         1,691,870         1,593,709
   Other real estate owned expenses, net                           --                --            14,725
   Other expense (Note M)                                   4,446,412         3,520,205         3,214,049
                                                         ------------      ------------      ------------
         TOTAL OTHER EXPENSE                               12,776,564        10,747,947         9,817,772
                                                         ------------      ------------      ------------

         INCOME BEFORE INCOME TAX
            EXPENSE                                         4,924,458         4,791,967         4,591,943

INCOME TAX EXPENSE (Note H)                                 1,718,600         1,589,000         1,591,000
                                                         ------------      ------------      ------------

         NET INCOME                                      $  3,205,858      $  3,202,967      $  3,000,943
                                                         ============      ============      ============

BASIC EARNINGS PER COMMON SHARE
   (Note A)                                              $        .74      $        .75      $        .71
                                                         ============      ============      ============

DILUTED EARNINGS PER COMMON SHARE
   (Note A)                                              $        .70      $        .72      $        .69
                                                         ============      ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

================================================================================



                                                           For the years ended December 31, 1997, 1996 and 1995
                                            ------------------------------------------------------------------------------------
                                                                                                     Market
                                               Common                            Retained          Valuation
                                                Stock           Surplus          Earnings           Reserve             Total
                                            ------------     ------------      ------------      ------------      ------------
BALANCE AT DECEMBER 31, 1994                $     69,937     $  5,708,764      $ 13,081,445      $ (1,972,000)     $ 16,888,146

Net income                                            --               --         3,000,943                --         3,000,943

Cash dividends declared, $.25 per share               --               --        (1,058,321)               --        (1,058,321)

Stock dividends declared, $7.63 per
   share                                             788          359,631          (360,419)               --                --

Exercise of stock options                            250           82,123                --                --            82,373

Market valuation adjustment                           --               --                --         2,150,005         2,150,005
                                            ------------     ------------      ------------      ------------      ------------
BALANCE AT DECEMBER 31, 1995                      70,975        6,150,518        14,663,648           178,005        21,063,146

Net income                                            --               --         3,202,967                --         3,202,967

Two-for-one stock split                           70,974          (70,974)               --                --                --

Cash dividends declared, $.39 per share               --               --        (1,659,382)               --        (1,659,382)

Exercise of stock options                          2,130          348,812                --                --           350,942

Market valuation adjustment                           --               --                --          (336,756)         (336,756)
                                            ------------     ------------      ------------      ------------      ------------
BALANCE AT DECEMBER 31, 1996                     144,079        6,428,356        16,207,233          (158,751)       22,620,917

Three-for-one stock split subsequent to
   December 31, 1996                             288,157         (288,157)               --                --                --
                                            ------------     ------------      ------------      ------------      ------------

BALANCE AT DECEMBER 31, 1996, AFTER
   RETROACTIVE RESTATEMENT FOR STOCK
   SPLIT                                         432,236        6,140,199        16,207,233          (158,751)       22,620,917

Net income                                            --               --         3,205,858                --         3,205,858

Cash dividends declared, $.40 per share               --               --        (1,744,801)               --        (1,744,801)

Exercise of stock options                          4,959          268,307                --                --           273,266

Income tax benefit from stock options
   exercised                                          --           98,566                --                --            98,566

Market valuation adjustment                           --               --                --           109,751           109,751
                                            ------------     ------------      ------------      ------------      ------------

BALANCE AT DECEMBER 31, 1997                $    437,195     $  6,507,072      $ 17,668,290      $    (49,000)     $ 24,563,557
                                            ============     ============      ============      ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                   For the years ended December 31,
                                                           ----------------------------------------------
                                                               1997              1996             1995
                                                           ------------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $ 3,205,858      $ 3,202,967      $ 3,000,943
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Net amortization of investments                            81,707          201,344          223,148
      Amortization of intangible assets                          46,833           59,967           27,142
      Depreciation of premises and equipment                    798,295          761,001          640,877
      Provision for loan losses                                 300,000          240,000          135,000
      Deferred income tax provision (benefit)                   (87,997)         (87,000)          52,000
      Deferred net loan fees                                    (74,024)         (84,807)         (65,443)
      Investment securities (gains), net                        (10,664)         (18,478)          (8,174)
      Net loss on sales of other real estate owned, net              --               --           29,200
      Gain on exchange of building premises                          --               --         (233,895)
      Gain on sales/conversion of premises and
          equipment                                              (3,002)          (1,166)          (4,320)
      Gains on sales of government guaranteed loans            (439,768)         (17,314)         (97,258)
      Gains on sales of mortgage loans                         (118,863)        (173,648)              --
      (Increase) decrease in interest receivable                (69,960)          28,314         (183,611)
      Increase in interest payable                                4,250          310,938          636,096
      Increase in intangible assets                             (69,025)        (141,276)              --
      (Increase) decrease in other assets                       880,738         (944,246)      (1,243,866)
      Increase (decrease) in other liabilities                  300,993         (143,172)          14,692
                                                            -----------      -----------      -----------
         NET CASH PROVIDED BY OPERATING
            ACTIVITIES                                        4,745,371        3,193,424        2,922,531
                                                            -----------      -----------      -----------

                                   (Continued)


The accompanying notes are an integral part of these consolidated financial statements.

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)

================================================================================


                                                                       For the years ended December 31,
                                                             ------------------------------------------------
                                                                 1997              1996               1995
                                                             ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of investment securities held to maturity        (27,870,735)       (5,951,250)               --
   Sales of investment securities available for sale            5,083,984         8,013,906                --
   Repayments of principal and maturities of investment
      securities available for sale                            13,004,356         5,591,954         5,433,994
   Maturities of investment securities held to maturity         6,075,000         1,706,000         2,184,500
   Proceeds from sales of government guaranteed loans           7,400,314         1,075,630         2,010,750
   Proceeds from sales of mortgage loans                        6,062,024        11,564,515                --
   Purchase of Small Business Consultants, Inc.                  (275,000)               --                --
   Loans originated or acquired, net of principal
      repayments                                              (34,058,909)      (38,550,111)      (16,776,495)
   Proceeds from sales of other real estate owned, net                 --                --           357,011
   Purchases of premises and equipment                         (2,578,505)         (415,670)       (2,731,781)
   Sales of premises and equipment                                 34,035             4,430            18,052
                                                             ------------      ------------      ------------
            NET CASH USED BY INVESTING
               ACTIVITIES                                     (27,123,436)      (16,960,596)       (9,503,969)
                                                             ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase       (9,084,248)        6,907,375         3,051,088
   Net increase (decrease) in demand, money market and
      savings accounts                                         56,341,652         6,524,755        (1,414,558)
   Time deposits accepted, net of repayments                  (12,503,413)        6,001,236         4,387,694
   Proceeds from exercise of stock options                        273,266           350,942            82,373
   Cash dividends paid                                         (1,739,842)       (1,227,146)       (1,055,493)
                                                             ------------      ------------      ------------
            NET CASH PROVIDED BY FINANCING
               ACTIVITIES                                      33,287,415        18,557,162         5,051,104
                                                             ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                            10,909,350         4,789,990        (1,530,334)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                           13,919,935         9,129,945        10,660,279
                                                             ------------      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF
   YEAR                                                      $ 24,829,285      $ 13,919,935      $  9,129,945
                                                             ============      ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH
   PAID:
      Interest                                               $  7,871,906      $  6,159,810      $  5,616,470
                                                             ============      ============      ============
      Income taxes                                           $  1,637,000      $  1,656,000      $  1,510,000
                                                             ============      ============      ============

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   TIB Financial Corp. and subsidiaries provide full-service commercial banking services in Monroe County, Florida.

   The accounting and reporting policies of TIB Financial Corp. and subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

   The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the market valuation reserve on investment securities available for sale and the allowance for loan losses. Management believes that the allowance for loan losses is adequate and the decline in market value of investment securities available for sale is temporary. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.


BASIS OF PRESENTATION
   The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiary, TIB Bank of the Keys
(Bank), and the Bank's two subsidiaries, TIB Government Loan Specialists, Inc. and TIB Investment & Insurance Center, Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.


CORPORATE REORGANIZATION
   During 1996, the Parent Company was formed providing for a reorganization whereby the Bank became a wholly-owned subsidiary of the Parent Company. The transaction was approved unanimously by the Bank's shareholders and accounted for on a historical cost basis similar to a pooling of interests and, accordingly, the accompanying consolidated financial statements are prepared as if the reorganization occurred January 1, 1995.


BANK SUBSIDIARIES
   In 1997, the Bank formed two subsidiaries. On June 13, 1997, the Bank acquired the assets of Small Business Consultants, Inc., a Florida corporation specializing in the government guaranteed loan consulting business, for a purchase price of $275,000. The Bank received assets with a fair value of $63,235. The excess of the proceeds paid over the fair value of the assets received was recorded as goodwill and is being amortized over a period of 15 years. On July 31, 1997, the Bank formed TIB Investment & Insurance Center, Inc. for the purpose of selling investment products to the public.

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

INVESTMENT SECURITIES
   Investment securities which management has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premium and accretion of discount. Investment securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of the related tax effect. Other investments are reported at cost, and accordingly, earnings are reported when interest is accrued or when dividends are received.

   Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the effective-yield method over the period to the maturity of the related securities. Premium and discount on mortgage-backed securities are amortized (deducted) and accreted (added), respectively, to interest income on the effective interest method over the period to maturity of the related securities taking into consideration assumed prepayment patterns.

   Gains or losses on disposition are computed by the specific identification method for all securities.


LOANS
   Loans are reported at the gross amount outstanding, reduced by net deferred loan fees and a valuation allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis. Gains on sales of government guaranteed loans are recognized as income when the sales occur.

   The Bank adopted the provisions of Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 (SFAS
118), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure," on January 1, 1995. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for loan losses through a charge to the provision. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income, thereafter. Prior periods were not restated. There was no significant impact on the financial condition or results of operations of the Company upon adoption.

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights," an amendment of Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities." The provisions of SFAS 122 denote the accounting distinction between rights to service mortgage loans that are acquired through loan origination and those acquired through purchase. The adoption of SFAS 122 did not have a significant impact on the financial condition or results of operations of the Company.


                                      F-10

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

   Fixed rate mortgage loans are originated by the Bank and sold to a third party immediately without recourse. All fees are recognized as income at the time of the sale.


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


PREMISES AND EQUIPMENT
   Premises and equipment are reported at cost less accumulated depreciation. For financial reporting purposes, depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. When property is disposed of, any gain or loss is reflected in income. For Federal tax reporting purposes, depreciation is computed using primarily accelerated methods.


OTHER REAL ESTATE
   Other real estate represents property acquired through in-substance foreclosure, foreclosure, or in settlement of loans and is reported at the lower of cost or fair value less estimated selling expenses. Losses incurred in the acquisition of foreclosed properties are charged against the allowance for loan losses at the time of foreclosure. Subsequent write-downs of other real estate are charged against the current period's operations.


MERCHANT BANK CARD PROCESSING INCOME
   The Bank participates in merchant credit card processing for a number of businesses in the local area. The Bank receives a percentage of each transaction which it processes.


INTANGIBLE ASSETS
   Intangible assets include amounts for excess servicing fees on government guaranteed loans, organizational expenses and goodwill. Excess servicing rights are being amortized over the expected life of the related loan. The Parent Company organizational expenses are being amortized over five years using the straight-line method. Goodwill is being amortized over 15 years using the straight-line method.

                                      F-11
                                       49

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

INCOME TAXES
   The tax effects of transactions is recorded at current tax rates in the periods the transactions are reported for financial statement purposes. Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company files its tax returns on a consolidated basis.


COMMON STOCK SPLITS
   On March 26, 1996, the Board of Directors declared a two-for-one common stock split distributable on May 14, 1996, to shareholders of record at the close of business on May 2, 1996, resulting in 709,740 additional shares of common stock being issued. On February 25, 1997, the Board of Directors declared a three-for-one common split distributable on March 18, 1997, to shareholders of record at the close of business on February 25, 1997, resulting in 2,889,576 additional shares of common stock being issued. In the consolidated financial statements, all per share amounts, number of shares outstanding and market prices have been restated to reflect these stock splits as if they had occurred January 1, 1994. An amount equal to the $.10 par value of the additional shares outstanding after the stock splits has been transferred from surplus to common stock.


EARNINGS PER COMMON SHARE
   Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supersedes Accounting Principles Board Opinion No. 15 (APB
15), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB 15.

   Basic earnings per common share has been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options, as described in Note K, are considered to be common stock equivalents for purposes of calculating diluted earnings per common share. The common stock splits have been treated retroactively as occurring on January 1, 1995, for earnings per share computation purposes.


                                      F-12
                                       50

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

   The reconciliation of basic earnings per share to diluted earnings per share is as follows:


                                                      Net              Common          Per Share
                                                    Earnings           Shares           Amount
                                                   ----------        ----------       ---------
For the year ended December 31, 1997:
   Basic earnings per common share                 $3,205,858         4,354,547        $   .74
   Effect of dilutive stock options                        --           247,828           (.04)
                                                   ----------        ----------        -------
      Diluted earnings per common share            $3,205,858         4,602,375        $   .70
                                                   ==========        ==========        =======

For the year ended December 31, 1996:
   Basic earnings per common share                 $3,202,967         4,280,712        $   .75
   Effect of dilutive stock options                        --           143,964           (.03)
                                                   ----------        ----------        -------
      Diluted earnings per common share            $3,202,967         4,424,676        $   .72
                                                   ==========        ==========        =======

For the year ended December 31, 1995:
   Basic earnings per common share                 $3,000,943         4,246,218        $   .71
   Effect of dilutive stock options                        --           106,620           (.02)
                                                   ----------        ----------        -------
      Diluted earnings per common share            $3,000,943         4,352,838        $   .69
                                                   ==========        ==========        =======


STOCK-BASED COMPENSATION
   The Company accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As provided by SFAS 123, the Company has elected to continue applying the provisions of APB 25 in determining its net income relative to stock-based compensation. The Company has adopted the SFAS 123 requirement that a company disclose the pro forma net income and pro forma earnings per share for the years ending December 31, 1997 and 1996, as if the alternative fair-value-based accounting method in SFAS 123 had been used in determining net income. The adoption of SFAS 123 did not have a significant impact on the financial condition or results of operations of the Company.


                                      F-13
                                       51

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

FINANCIAL INSTRUMENTS
   In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

   The Company does not invest in off-balance-sheet derivative financial instruments such as swaps, options, futures or forward contracts.


FAIR VALUES OF FINANCIAL INSTRUMENTS
   The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note N):

   Cash and cash equivalents--The carrying amount of cash and cash equivalents approximates fair value.

   Investment securities--The fair value of investment securities held to maturity and available for sale is estimated based on bid quotations received from independent pricing services. The carrying amount of other investments approximates fair value.

   Loans--For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   Deposits--The fair value of deposits with no stated maturity, such as demand, NOW and money market, and savings accounts, is equal to the amount payable on demand at year-end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

   Short-term borrowings--The carrying amount of federal funds purchased and other short-term borrowings maturing within 30 days approximates fair value.

   Accrued interest--The carrying amount of accrued interest receivable and payable approximates fair value.

   Off-balance-sheet instruments--The fair value of commitments to extend credit to fund commercial, consumer, real estate-construction and real estate-mortgage loans and to fund standby letters of credit is equal to the amount of commitments outstanding at December 31, 1997. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

                                      F-14
                                       52

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

CASH AND CASH EQUIVALENTS
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.


RECLASSIFICATIONS
   Certain reclassifications have been made in the 1996 and 1995 financial statements to conform with the 1997 presentation.


NEW ACCOUNTING PRONOUNCEMENTS
   LONG-LIVED ASSETS
   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS 121 require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a significant impact on the financial condition or results of operations of the Company.

   ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES
   Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 is effective for such transactions entered into subsequent to December 31, 1996, and for certain excess servicing rights recorded at December 31, 1996. Under SFAS 125, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets when control has been surrendered and liabilities when extinguished. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 127 (SFAS 127), "Deferral of the Effective Date of FASB Statement No. 125," which delays the effective date of certain provisions of SFAS 125 until 1998. The adoption of SFAS 125 and SFAS 127 did not have a significant impact on the financial condition or results of operations of the Company.

   DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE
   Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information About Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 did not have a significant impact on the financial condition or results of operations of the Company.

                                      F-15

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

PENDING ACCOUNTING PRONOUNCEMENTS
   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 is effective January 1, 1998. Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement disclosure for all years presented. The adoption of SFAS 130 is not expected to have a significant impact on the financial condition or results of operations of the Company.

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 is effective January 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.


NOTE B--CASH AND DUE FROM BANKS

   A bank is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks or in cash. The Bank's average reserve requirement as of December 31, 1997, was approximately $3,182,000. The Bank maintained cash balances which were adequate to meet this requirement.


NOTE C--INVESTMENT SECURITIES

   The amortized cost and estimated market value of investment securities held to maturity are as follows at December 31:


                                                                          1997
                                          -------------------------------------------------------------------
                                          Amortized          Unrealized         Unrealized          Market
                                            Cost               Gains              Losses             Value
                                         -----------        -----------        -----------        -----------

U.S. Treasury securities                 $15,978,285        $   157,355        $        --        $16,135,640
States and political subdivisions          7,373,701            293,750                 --          7,667,451
U.S. Government agencies and
   corporations                           12,001,487             20,693             15,480         12,006,700
Other investments                            864,600                 --                 --            864,600
                                         -----------        -----------        -----------        -----------
                                         $36,218,073        $   471,798        $    15,480        $36,674,391
                                         ===========        ===========        ===========        ===========

                                      F-16
                                       54

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE C--INVESTMENT SECURITIES, (Continued)


                                                                        1996
                                         --------------------------------------------------------------------
                                          Amortized          Unrealized         Unrealized          Market
                                            Cost               Gains              Losses             Value
                                         ------------       ------------       ------------      ------------

U.S. Treasury securities                 $ 7,964,622        $     1,017        $     6,579        $ 7,959,060
States and political subdivisions          5,354,837            303,029                776          5,657,090
U.S. Government agencies and
   corporations                              992,817              7,963                 --          1,000,780
Other investments                             75,000                 --                 --             75,000
                                         -----------        -----------        -----------        -----------
                                         $14,387,276        $   312,009        $     7,355        $14,691,930
                                         ===========        ===========        ===========        ===========

   The amortized cost and estimated market value of investment securities available for sale are as follows at December 31:


                                                                           1997
                                         --------------------------------------------------------------------
                                          Amortized          Unrealized         Unrealized          Market
                                            Cost               Gains              Losses             Value
                                         ------------       ------------       ------------      ------------

U.S. Treasury securities                 $ 9,044,333        $        --        $    33,753        $ 9,010,580
Mortgage-backed securities                 9,056,448             20,064             88,253          8,988,259
Other debt securities                        449,664             22,942                 --            472,606
                                         -----------        -----------        -----------        -----------
                                         $18,550,445        $    43,006        $   122,006        $18,471,445
                                         ===========        ===========        ===========        ===========


                                                                           1996
                                         --------------------------------------------------------------------
                                          Amortized          Unrealized         Unrealized          Market
                                            Cost               Gains              Losses             Value
                                         ------------       ------------       ------------      ------------

U.S. Treasury securities                 $21,219,561        $    22,458        $   129,679        $21,112,340
Mortgage-backed securities                15,075,896             25,846            207,688         14,894,054
Other debt securities                        449,433             34,654                 --            484,087
                                         -----------        -----------        -----------        -----------
                                         $36,744,890        $    82,958        $   337,367        $36,490,481
                                         ===========        ===========        ===========        ===========

   Other investments at December 31, 1997, consist of stock in the Independent Bankers' Bank of Florida and the Federal Home Loan Bank of Atlanta. Other investments at December 31, 1996, consist of stock in the Independent Bankers Bank of Florida. Other debt securities at December 31, 1997 and 1996, consist of corporate debt securities.

                                      F-17

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE C--INVESTMENT SECURITIES, (Continued)

   The net unrealized (loss) on available for sale securities at December 31, 1997 and 1996, net of the related deferred taxes of $(30,000) and $(95,658), is $(49,000) and $(158,751), respectively, and is included as a separate component of stockholders' equity.

   The amortized cost and estimated market value of investment securities held to maturity and available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.


                                            Investment Securities                   Investment Securities
                                               Held to Maturity                       Available for Sale
                                         ------------------------------        ------------------------------
                                          Amortized           Market            Amortized          Market
                                            Cost               Value               Cost              Value
                                         -----------        -----------        -----------        -----------

Due in one year or less                  $ 2,172,071        $ 2,178,072        $ 3,995,746        $ 3,982,480
Due after one year through five years     18,192,303         18,507,658          5,498,251          5,500,706
Due after five years through ten years    14,689,099         14,801,619                 --                 --
Due after ten years                        1,164,600          1,187,042                 --                 --
Mortgage-backed securities                        --                 --          9,056,448          8,988,259
                                         -----------        -----------        -----------        -----------
                                         $36,218,073        $36,674,391        $18,550,445        $18,471,445
                                         ===========        ===========        ===========        ===========

   Proceeds from sales of investment securities available for sale during 1997 were $5,083,984 with gross gains of $4,201 and no gross losses. Proceeds from sales of investment securities available for sale during 1996 were $8,013,906 with gross gains of $3,706 and no gross losses. There were no sales of investment securities in 1995. Maturities and principal repayments of investment securities available for sale during 1997, 1996 and 1995 were $13,004,356, $5,591,954 and $5,433,994, respectively. Gross gains realized from calls and mandatory redemptions of held-to-maturity securities during 1997, 1996 and 1995 were $6,463, $14,772 and $8,174, respectively.

   Investment securities having carrying values of approximately $10,964,000 and $21,652,000 at December 31, 1997 and 1996, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law. The Bank's pledged securities are held in safekeeping.


                                      F-18
                                       56

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE D--LOANS

   Major classifications of loans are as follows at December 31:


                                                                     1997                1996
                                                                 -------------       -------------

Commercial, financial and agricultural                           $ 123,787,065       $ 115,015,968
Real estate--construction                                           10,010,565           7,391,050
Real estate--individual                                             42,598,799          35,096,998
Installment and simple interest individual                           9,695,260           7,553,799
Other                                                                  186,905              93,322
                                                                 -------------       -------------
   Total loans                                                     186,278,594         165,151,137
Net deferred loan fees                                                 532,491             606,515
                                                                 -------------       -------------
Loans, net of deferred loan fees                                 $ 185,746,103       $ 164,544,622
                                                                 =============       =============

   Substantially all loans are made to borrowers in the Bank's primary market area of Monroe County in which the primary industry is tourism. Therefore, a substantial portion of the Bank's loan customers and outstanding loans are related to the tourism industry. At December 31, 1997 and 1996, the Bank had approximately $163,334,000 and $151,080,000, respectively, of its portfolio secured by real estate.

   Nonaccrual and restructured loans totaled $273,000 and $430,000 at December 31, 1997 and 1996, respectively. If such loans had been on a full-accrual basis, interest income would have been approximately $16,000 in both 1997 and 1996. Interest income recognized on these loans totaled approximately $14,000 and $27,000, respectively.

   At December 31, 1997 and 1996, the Bank had no loans which are impaired under SFAS 114.

   The following is a summary of transactions in the allowance for loan losses for the years ended December 31:


                                                              1997             1996              1995
                                                         ------------      ------------      ------------

Balance, beginning of year                               $  1,929,719      $  1,700,823      $  1,566,626
Provision charged to expense                                  300,000           240,000           135,000
Loans charged off                                             (39,514)          (11,734)             (803)
Recoveries of loans previously charged off                     11,769               630                --
                                                         ------------      ------------      ------------
Balance, end of year                                     $  2,201,974      $  1,929,719      $  1,700,823
                                                         ============      ============      ============



                                      F-19
                                       57

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE E--PREMISES AND EQUIPMENT

   Premises and equipment are comprised of the following at December 31:


                                                                      1997               1996
                                                                 -------------       -------------

Land                                                             $   2,850,113       $   2,579,977
Buildings                                                            6,821,417           5,472,086
Furniture, fixtures and equipment                                    5,108,260           4,505,827
Other                                                                    7,000               7,000
                                                                 -------------       -------------
                                                                    14,786,790          12,564,890
Less:  Accumulated depreciation                                     (4,752,702)         (4,343,214)
                                                                 -------------       -------------
   Premises and equipment, net                                   $  10,034,088       $   8,221,676
                                                                 =============       =============

   The charge to operating expense for depreciation totaled $798,295, $761,001 and $640,877 in 1997, 1996 and 1995, respectively.

   The Bank is obligated under operating leases for office space. The leases expire in periods varying from one to twenty years, and some have renewal options for subsequent periods. Future minimum lease payments are as follows at December 31, 1997:


Years ending December 31,
   1998                                                           $ 42,134
   1999                                                             11,935
   2000                                                             11,935
   2001                                                             11,935
   2002                                                             11,935
   Thereafter                                                      140,806
                                                                  --------
                                                                  $230,680
                                                                  ========

   Rental expense for the years ended December 31, 1997, 1996, and 1995, was approximately $79,000, $40,000 and $67,000, respectively.

   During 1995, the Bank entered into a contract with a related party to exchange existing Bank premises for an office building. Included in earnings for the year ended December 31, 1995, is a gain of $233,895 related to this exchange.

                                      F-20
                                       58

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE F--TIME DEPOSITS

   At December 31, 1997, the scheduled maturities of time deposits are as follows:


Years ended December 31:
   1998                                                      $45,184,574
   1999                                                        9,373,572
   2000                                                        4,400,082
   2001 and thereafter                                         8,031,164
                                                             -----------
                                                             $66,989,392
                                                             ===========


NOTE G--SHORT-TERM BORROWINGS

   Short-term borrowings include federal funds purchased, wholesale and retail securities sold under agreements to repurchase, and a Treasury, Tax and Loan note option. The Bank utilizes these short-term borrowings, which generally represent overnight borrowing transactions, for liquidity purposes.

   The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $5,000,000 at December 31, 1997. Securities sold under agreements to repurchase (wholesale) represent a wholesale agreement with a correspondent bank which is collateralized by a U.S. Treasury note. The Bank also has several securities sold under repurchase agreements (retail) with commercial account holders whereby the Bank sweeps the customer's accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by the Bank. (See Note C.)

   The Bank accepts Treasury, Tax and Loan deposits from certain commercial depositors and remits these deposits to the appropriate government authorities. The Bank can hold up to $1,700,000 of these deposits more than a day under a note option agreement with its regional federal reserve bank and pay interest on those funds held. The Bank pledges certain investment securities against this account. (See Note C.)

   In 1997, the Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is $27 million, and any advances are secured by the Bank's one-to-four-family residential mortgage loans. No advances were made on the credit line in 1997.




                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE G--SHORT-TERM BORROWINGS, (Continued)

   The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the four categories of short-term borrowings as of and for the years ended December 31:


                                                                      1997               1996
                                                                 ------------        -------------
FEDERAL FUNDS PURCHASED:
   Balance:
      Average daily outstanding                                  $      56,699       $     840,748
      Year-end outstanding                                                  --                  --
      Maximum month-end outstanding                                         --           5,000,000
   Rate:
      Weighted average                                                     6.0%                5.8%

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (WHOLESALE):
   Balance:
      Average daily outstanding                                  $     147,945       $   3,362,637
      Year-end outstanding                                                  --           9,000,000
      Maximum month-end outstanding                                  3,000,000           9,000,000
   Rate:
      Weighted average                                                     5.9%                5.7%

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (RETAIL):
   Balance:
      Average daily outstanding                                  $     353,976       $     790,296
      Year-end outstanding                                             217,659             908,206
      Maximum month-end outstanding                                    689,202           1,238,650
   Rate:
      Weighted average                                                     4.4%                3.1%

TREASURY, TAX AND LOAN NOTE OPTION:
   Balance:
      Average daily outstanding                                  $     715,046       $     690,509
      Year-end outstanding                                           1,789,519           1,183,220
      Maximum month-end outstanding                                  1,789,519           1,546,956
   Rate:
      Weighted average                                                     4.9%                4.5%





                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE H--INCOME TAXES

   The following are the components of income tax expense as provided for the years ended December 31:


                                                              1997              1996              1995
                                                         ------------      ------------      ------------
Current income tax provision
   Federal                                               $  1,569,264      $  1,440,000      $  1,294,000
   State                                                      237,333           236,000           245,000
                                                         ------------      ------------      ------------
                                                            1,806,597         1,676,000         1,539,000
Deferred income tax provision (benefit)                       (87,997)          (87,000)           52,000
                                                         ------------      ------------      ------------
                                                         $  1,718,600      $  1,589,000      $  1,591,000
                                                         ============      ============      ============

   A reconciliation of income tax computed at the Federal statutory income tax rate to total income taxes is as follows for the years ended December 31:


                                                              1997              1996              1995
                                                         ------------      ------------      ------------
Pretax income                                            $  4,924,458      $  4,791,967      $  4,591,943
                                                         ============      ============      ============

Income taxes computed at Federal statutory tax rate      $  1,674,000      $  1,629,300      $  1,561,000
Increase (decrease) resulting from:
   Tax-exempt interest income                                (123,000)         (120,250)         (130,000)
   State income taxes                                         157,000           155,800           161,700
   Other, net                                                  10,600           (75,850)           (1,700)
                                                         ------------      ------------      ------------
                                                         $  1,718,600      $  1,589,000      $  1,591,000
                                                         ============      ============      ============

   The following summarizes the tax effects of temporary differences which compose the net deferred tax asset at December 31:


                                                                       1997                1996
                                                                 -------------       -------------
Reserve for loan losses                                          $     682,956       $     581,321
Unrealized losses on securities available for sale                      30,000              95,658
                                                                 -------------       -------------
   Total gross deferred tax assets                                     712,956             676,979
                                                                 -------------       -------------

Accumulated depreciation                                              (316,999)           (276,429)
Deferred loan fees                                                     (14,197)            (42,092)
Gain on building swap                                                  (83,547)            (85,800)
Other                                                                   (3,216)                 --
                                                                 -------------       -------------
   Total gross deferred tax liabilities                               (417,959)           (404,321)
                                                                 -------------       -------------
      Net deferred tax asset                                     $     294,997       $     272,658
                                                                 =============       =============



                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE I--EMPLOYEE BENEFIT PLAN

   Effective January 1, 1994, the Bank established an Employee Stock Ownership Plan containing Internal Revenue Code Section 401(k) Provisions. The plan is a complete amendment, restatement, and consolidation of the TIB Bank of the Keys 401(k) Plan, originally effective January 1, 1990, and the Employee Profit Sharing Trust, originally effective January 1, 1978.

   Three types of contributions can be made to the Plan by the Bank and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Bank will match 25 percent of salary reduction contributions up to 4 percent of compensation, not to exceed a maximum contribution of $1,000 per employee; and an additional discretionary contribution made by the Bank allocated to the accounts of participants on the basis of total relative compensation. The Bank contributed $161,000, $168,000, and $156,000 to the plan in 1997, 1996 and 1995, respectively.


NOTE J--RELATED PARTY TRANSACTIONS

   As of December 31, 1997 and 1996, the Bank had direct and indirect loans outstanding to certain of its officers, directors and their related business interests which aggregated $8,953,452 and $8,579,820, respectively. During 1997, additional loans and credit line extensions, net of expirations, totaled $2,923,519. Loan repayments and guarantor releases totaled $2,549,887. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.


NOTE K --STOCKHOLDERS' EQUITY

   The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy requires the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk weighted assets (as defined). As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes has changed the Bank's category. To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the following tables. The Bank's actual capital amounts and ratios are also presented in the following tables.


                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE K --STOCKHOLDERS' EQUITY, (Continued)


                                                                                  1997
                                             ------------------------------------------------------------------------------
                                                                               Adequately
                                                Well Capitalized               Capitalized
                                                   Requirement                 Requirement                  Actual
                                                 Amount (Ratio)              Amount (Ratio)             Amount (Ratio)
                                             -----------------------     -----------------------    -----------------------
Tier 1 Capital (to Average Assets)             12,853,000       5.0%    $   7,712,000       3.0%   $   24,388,000      9.5%

Tier 1 Capital (to Risk Weighted Assets)       11,532,000       6.0%    $   7,688,000       4.0%   $   24,388,000     12.7%

Total Capital (to Risk Weighted Assets)        19,220,000      10.0%    $  15,376,000       8.0%   $   26,590,000     13.8%


                                                                                  1996
                                             ------------------------------------------------------------------------------
                                                                               Adequately
                                                Well Capitalized               Capitalized
                                                   Requirement                 Requirement                  Actual
                                                 Amount (Ratio)              Amount (Ratio)             Amount (Ratio)
                                             -----------------------     -----------------------    -----------------------
Tier 1 Capital (to Average Assets)             11,603,000       5.0%    $   6,962,000       3.0%   $   22,419,000      9.7%

Tier 1 Capital (to Risk Weighted Assets)        9,945,000       6.0%    $   6,630,000       4.0%   $   22,419,000     13.5%

Total Capital (to Risk Weighted Assets)        16,576,000      10.0%    $  13,261,000       8.0%   $   24,349,000     14.7%

   Management believes, as of December 31, 1997, that the Bank meets all capital requirements to which it is subject.

   Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends without prior regulatory approval at December 31, 1997, is approximately $4,953,000.

STOCK OPTION PLAN
   Under the Bank's 1994 Incentive Stock Option and Nonstatutory Stock Option Plan ("the Plan"), the Company may grant stock options to persons who are now or who during the term of the Plan become directors, officers, or key executives as defined by the Plan. Stock options granted under the Plan may either be incentive stock options or nonqualified stock options for federal income tax purposes. The Board of Directors of the Company may grant nonqualified stock options to any director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the Plan, the maximum number of shares of common stock of the Company that may be optioned or sold is 978,000 shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company.




                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE K --STOCKHOLDERS' EQUITY, (Continued)

   The exercise price for common stock under each nonqualified stock option must equal 100 percent of the fair market value of the stock at the time the option is granted, or, if greater, the par value of the stock on the date of grant. The exercise price for stock under each incentive stock option shall not be less than the greater of 100 percent of the fair market value of the stock at the time the option is granted or the par value of the stock on the date of grant. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted.

   The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted.

   The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net income and earnings per share would have been the pro forma amounts indicated below for the years ended December 31:


                                                    1997           1996
                                                 ----------     ----------
Net income
   As reported                                   $3,205,858     $3,202,967
   Pro forma                                      3,163,751      3,194,108

Basic earnings per common share
   As reported                                   $      .74     $      .75
   Pro forma                                            .73            .75

Diluted earnings per common share
   As reported                                   $      .70     $      .72
   Pro forma                                            .69            .72




                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE K --STOCKHOLDERS' EQUITY, (Continued)

   The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in 1997 and 1996:


                                                 1997                 1996
                                           -----------------    ---------------
Dividend yield                                   3.0%                 4.8%
Risk-free interest rate                      5.4% to 7.0%         6.4% to 6.7%
Expected lives                                  9 years             9 years
Volatility                                        .48                  0

   A summary of the status of the Company's fixed stock option plan as of and for the three years ended December 31, 1997, is presented below:


                                                                     Exercise Price    Weighted Average
                                                     Shares              Range          Exercise Price
                                                   ----------      ----------------    ----------------
Balance at December 31, 1994                          675,600      $      5.49               $ 5.49
Granted                                                84,000         5.50-- 6.23              5.76
Exercised                                             (15,000)            5.49                 5.49
Expired                                              (132,000)            5.49                 5.49
                                                   ----------      --------------            ------
Balance at December 31, 1995                          612,600         5.49--  6.23             5.53
Granted                                               120,000         8.33--  9.00             8.45
Exercised                                             (63,900)        5.49--  5.50             5.49
Expired                                               (62,400)        5.49--  5.50             5.49
                                                   ----------      --------------             -----
Balance at December 31, 1996                          606,300         5.49--  9.00             6.11
Granted                                               125,300         9.00-- 14.50            12.16
Exercised                                             (49,590)        5.49--  8.33             5.51
Expired                                               (42,000)        5.49--  9.00             6.57
                                                   ----------      ---------------           ------
Balance at December 31, 1997                          640,010      $  5.49-- 14.50           $ 7.31
                                                   ==========      ===============           ======

Options exercisable at December 31, 1997              224,510
                                                   ==========
Options exercisable at December 31, 1996              223,800
                                                   ==========

Weighted average fair value of options granted
   during 1997                                     $     5.60
                                                   ==========
Weighted average fair value of options granted
   during 1996                                     $      .74
                                                   ==========



                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE K --STOCKHOLDERS' EQUITY, (Continued)

   The following table summarizes information about fixed stock options outstanding, after the effect of the three-for-one stock split in 1997, at December 31:


                                                              1997
    ------------------------------------------------------------------------------------------------------------------------
                                            Options Outstanding                                 Options Exercisable
                          -------------------------------------------------------      -------------------------------------
                                                      Weighted
                                                       Average         Weighted                                    Weighted
       Range of                   Number              Remaining         Average                Number              Average
       Exercise               Outstanding at         Contractual       Exercise            Exercisable at          Exercise
         Price              December 31, 1997           Life            Price             December 31, 1997         Price
    ---------------       ----------------------    -------------     -----------      ----------------------     ----------
   $   5.49--5.50                   380,610                7.0           $ 5.49                  178,410              $5.49
          6.23                       30,000                7.6             6.23                   30,000               6.23
       8.33--9.00                   142,600                8.5             8.60                   16,100               8.63
      13.50--14.50                   86,800                9.6            13.56                       --                 --
                                 ----------              -----           ------               ----------              -----
                                    640,010                7.7           $ 7.31                  224,510              $5.82
                                 ==========              =====           ======               ==========              =====


                                                              1996
    ------------------------------------------------------------------------------------------------------------------------
                                            Options Outstanding                                 Options Exercisable
                          -------------------------------------------------------      -------------------------------------
                                                      Weighted
                                                       Average         Weighted                                    Weighted
       Range of                   Number              Remaining         Average                Number              Average
       Exercise               Outstanding at         Contractual       Exercise            Exercisable at          Exercise
         Price              December 31, 1996           Life             Price            December 31, 1996         Price
    ---------------       ----------------------    -------------     -----------      ----------------------     ----------
    $  5.49--5.50                  456,300                7.9           $ 5.49                  193,800             $ 5.49
         6.23                       30,000                8.4             6.23                   30,000               6.23
       8.33--9.00                  120,000                9.3             8.45                       --                 --
                                ----------              -----           ------               ----------              -----
                                   606,300                8.2           $ 6.11                  223,800             $ 5.59
                                ==========              =====           ======               ==========              =====





                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE L--COMMITMENTS AND CONTINGENCIES

   The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

   The Bank's exposure to credit loss in the event of nonperformance by the customer on the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1997 and 1996, total commitments to extend credit were approximately $19,728,000 and $23,568,000, respectively, in unfunded loan commitments. The Bank's experience has been that approximately 85 percent of loan commitments are drawn upon by customers.

   Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At December 31, 1997 and 1996, commitments under standby letters of credit aggregated approximately $315,000 and $391,000, respectively. In 1997 and 1996, the Bank was not required to perform on a standby letter of credit.

   The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties on those commitments for which collateral is deemed necessary.

   The Company has employment agreements with three of its executive officers. Such agreements provide for minimum salary levels, adjustable solely at the discretion of the Board of Directors. These agreements contain certain provisions whereby, in the event a change in ownership control occurs, the term of the employment agreements would become 24 months. If such a change in ownership control had occurred as of December 31, 1997, the commitment for future salary payments on these contracts would have been $742,000.


                                      F-29
                                       67

                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE M--SUPPLEMENTAL FINANCIAL DATA

   Components of other expense in excess of 1 percent of total interest and other income are as follows for the years ended December 31:


                                                             1997              1996              1995
                                                         ------------      ------------      ------------

Merchant bank card processing expenses                   $  1,159,235      $    938,341      $    766,339
Other merchant charges                                        341,949           251,572           141,903
Operating supplies                                            338,541           290,327           238,566
Computer services                                             596,627           572,239           402,520
FDIC assessment                                                76,899            48,353           258,646
Legal and professional fees                                   511,964           397,565           320,248
Marketing and community relations                             399,318           224,593           281,484
Postage, freight and courier                                  277,650           231,001           196,374


NOTE N--FAIR VALUES OF FINANCIAL INSTRUMENTS

   The estimated fair values of the Company's financial instruments are as follows at December 31:


                                                           1997                               1996
                                              ---------------------------------  -----------------------------
                                                 Carrying         Estimated         Carrying        Estimated
                                                  Value           Fair Value         Value          Fair Value
                                              ------------      -------------    ------------     ------------
Financial assets:
   Cash and cash equivalents                  $ 24,829,000      $ 24,829,000     $ 13,920,000     $ 13,920,000
   Investment securities held to
      maturity                                  36,218,000        36,674,000       14,387,000       14,692,000
   Investment securities available for
      sale                                      18,471,000        18,471,000       36,490,000       36,490,000
   Loans                                       183,544,000       182,227,000      162,614,000      160,651,000
   Accrued interest receivable                   1,751,000         1,751,000        1,681,000        1,681,000

Financial liabilities:
   Noncontractual deposits                    $181,832,000      $181,832,000     $125,491,000     $125,491,000
   Contractual deposits                         66,989,000        67,137,000       79,493,000       79,955,000
   Short-term borrowings                         2,007,000         2,007,000       11,091,000       11,091,000
   Accrued interest payable                      1,748,000         1,748,000        1,743,000        1,743,000

Off-balance-sheet instruments:
   Undisbursed credit lines                                     $ 19,728,000                      $ 23,568,000
   Standby letters of credit                                         315,000                           391,000



                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE O--CONDENSED FINANCIAL INFORMATION OF TIB FINANCIAL CORP.

                            CONDENSED BALANCE SHEETS
                                  (Parent Only)


                                                                           December 31,
                                                                 ---------------------------------
                                                                     1997                1996
                                                                 ------------        -------------
                              ASSETS

Cash on deposit with subsidiary                                  $     295,236       $     190,687
Dividends and other receivables                                        440,949             469,999
Investment in subsidiary                                            24,002,596          22,260,609
Organization expenses                                                  103,603             131,858
Other assets                                                           158,368                  --
                                                                 -------------       -------------

         TOTAL ASSETS                                            $  25,000,752       $  23,053,153
                                                                 =============       =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Dividends payable                                             $     437,195       $     432,236
                                                                 -------------       -------------

STOCKHOLDERS' EQUITY
   Common stock                                                        437,195             432,236
   Surplus                                                           6,507,072           6,140,199
   Retained earnings                                                17,668,290          16,207,233
   Market valuation reserve on investment securities
      available for sale                                               (49,000)           (158,751)
                                                                 -------------       -------------

         TOTAL STOCKHOLDERS' EQUITY                                 24,563,557          22,620,917
                                                                 -------------       -------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                               $  25,000,752       $  23,053,153
                                                                 =============       =============



                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE O--CONDENSED FINANCIAL INFORMATION OF TIB FINANCIAL CORP., (Continued)

                         CONDENSED STATEMENTS OF INCOME
                                  (Parent Only)


                                                                 For the years ended December 31,
                                                        -------------------------------------------------
                                                            1997               1996               1995
                                                        -------------      ------------      ------------
OPERATING INCOME
   Dividends from subsidiary                             $  1,766,229      $  1,852,324      $  1,058,321
                                                         ------------      ------------      ------------
         TOTAL OPERATING INCOME                             1,766,229         1,852,324         1,058,321
                                                         ------------      ------------      ------------

OPERATING EXPENSE
   Amortization                                                28,255             9,418                --
   Other expense                                              269,752            33,945                --
                                                         ------------      ------------      ------------
         TOTAL OPERATING EXPENSE                              298,007            43,363                --
                                                         ------------      ------------      ------------

INCOME BEFORE INCOME TAX BENEFIT
   AND EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARY                                   1,468,222         1,808,961         1,058,321

INCOME TAX BENEFIT                                            105,400            16,300                --
                                                         ------------      ------------      ------------

INCOME BEFORE EQUITY IN
   UNDISTRIBUTED EARNINGS OF
   SUBSIDIARY                                               1,573,622         1,825,261         1,058,321

EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARY                                               1,632,236         1,377,706         1,942,622
                                                         ------------      ------------      ------------

NET INCOME                                               $  3,205,858      $  3,202,967      $  3,000,943
                                                         ============      ============      ============



                               TIB FINANCIAL CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

NOTE O--CONDENSED FINANCIAL INFORMATION OF TIB FINANCIAL CORP., (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Parent Only)


                                                                 For the years ended December 31,
                                                         -------------------------------------------------
                                                             1997               1996              1995
                                                         ------------      -------------     -------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
      Net income                                         $  3,205,858      $  3,202,967      $  3,000,943
      Equity in undistributed earnings of subsidiary       (1,632,236)       (1,377,706)       (1,942,622)
      Amortization                                             28,255             9,418                --
      Increase in other assets                                (30,752)         (611,276)               --
                                                         ------------      ------------      ------------
         NET CASH PROVIDED BY OPERATING
            ACTIVITIES                                      1,571,125         1,223,403         1,058,321
                                                         ------------      ------------      ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES
      Proceeds from exercise of stock options and
         warrants                                             273,266           350,942            82,373
      Cash dividends paid                                  (1,739,842)       (1,227,146)       (1,058,321)
      Capital contributed to subsidiary                            --          (156,512)          (82,373)
      Proceeds from note payable                                   --           124,000                --
      Repayment of note payable                                    --          (124,000)               --
                                                         ------------      ------------      ------------
         NET CASH USED BY FINANCING
            ACTIVITIES                                     (1,466,576)       (1,032,716)       (1,058,321)
                                                         ------------      ------------      ------------

NET INCREASE IN CASH                                          104,549           190,687                --

CASH, BEGINNING OF YEAR                                       190,687                --                --
                                                         ------------      ------------      ------------

CASH, END OF YEAR                                        $    295,236      $    190,687      $         --
                                                         ============      ============      ============


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 1997. Effective August 8, 1996, Bricker & Melton, P.A. ("B&M") was appointed by the Boards of Directors of the Company and the Bank to serve as the initial certifying accountant for the Company's financial statements and the certifying accountant for the Bank's financial statements. B&M replaced KPMG Peat Marwick ("KPMG") as the certifying accountant for the Bank, which is not a reporting company. KPMG did not serve as the certifying accountant for the Company's financial statements. The Company previously filed a Form 8-K (Securities and Exchange Commission File No. 33-03499) disclosing the foregoing appointment, which is incorporated herein by reference.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" and "Bank Management" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information contained under the caption "Principal Shareholders" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 1998 Annual Shareholders Meeting is incorporated herein by reference.






               [REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(A)      1.  FINANCIAL STATEMENTS

         The consolidated financial statements, notes thereto and independent auditors' report thereon, filed as part hereof, are listed in Item 8.

         2.  FINANCIAL STATEMENT SCHEDULES

         Financial Statement schedules have been omitted as the required information is not applicable or the required information has been incorporated in the consolidated financial statements and related notes incorporated by reference herein.

         3.  EXHIBITS

         Exhibit Numbers

         3.1*     Articles of Incorporation
         3.2*     Bylaws
         4.1*     Specimen Stock Certificate
         10.1*    Employment Contract between Edward V. Lett and TIB Bank of the Keys
         10.2*    401(K) Savings and Employee Stock Ownership Plan
         10.3*    Employee Incentive Stock Option Plan
         10.4*    Employment Contract between Daniel W. Taylor and TIB Bank of the Keys
         10.5*    Employment Contract between Millard J. Younkers, Jr. and
                  TIB Bank of the Keys
         10.6*    Employment Contract between Edward V. Lett and TIB Bank of the Keys (as amended September 24, 1996)
         21.1     Subsidiaries of the Company. The sole subsidiary of the
                  Company is TIB Bank of the Keys, Key Largo, Florida, which is wholly owned by the Company
         27       Financial Data Schedule (for SEC use only).

         * Items 3.1 through 4.1, and 10.1 through 10.6, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Number as indicated herein) to the Company's Registration Statements (Registration Nos. 333-03499) and 333-24101) and such documents are incorporated herein by reference.

(B)      REPORTS ON FORM 8-K

         No Reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1998.

TIB FINANCIAL CORP.

By: /s/ Edward V. Lett
    ------------------------------
    Edward V. Lett
    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1998.


         SIGNATURE                                  TITLE
         ---------                                  -----

/s/ Edward V. Lett
-------------------------------              President (Principal Executive
Edward V. Lett                                      Officer) and Director


/s/ B.G. Carter
-------------------------------              Director
B.G. Carter


/s/ Dr. Armando J. Henriquez
-------------------------------              Director
Dr. Armando J. Henriquez


/s/ James R. Lawson
-------------------------------              Director
James R. Lawson


/s/ Scott A. Marr
-------------------------------              Director
Scott A. Marr


/s/ Derek D. Martin-Vegue
-------------------------------              Director
Derek D. Martin-Vegue


                      [SIGNATURES CONTINUED ON NEXT PAGE]

/s/ Joseph H. Roth, Jr.
-------------------------------              Director
Joseph H. Roth, Jr.


/s/ Marvin F. Schindler
-------------------------------              Director
Marvin F. Schindler


/s/ Richard J. Williams
-------------------------------              Director
Richard J. Williams


/s/ David P. Johnson
-------------------------------              Principal Financial Officer
David P. Johnson                                     and Principal Accounting
                                                     Officer