Form 10-Q
period 1998-03-31
TIB FINANCIAL CORP
filed 1998-05-13
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                            Commission File Number
         MARCH 31, 1998                                           0-29132

                               TIB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                      65-0655973
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

                    YES   X                     NO
                    -------                     -------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                               4,422,379
-----------------------------                   --------------------------------
            Class                               Outstanding as of April 30, 1998

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITIONS
                                   (Unaudited)

                                                                       March 31, 1998    December 31, 1997
                                                                       --------------    -----------------
ASSETS
Cash and due from banks                                                $  16,922,635       $  12,554,285
Federal funds sold                                                        26,790,000          12,275,000
Investment securities held to maturity (market value of $50,600,714       50,126,406          36,218,073
    and $36,674,391, respectively)
Investment securities available for sale                                  17,923,365          18,471,445

Loans, net of deferred loan fees                                         187,316,927         185,746,103
Less: Allowance for loan losses                                            2,273,257           2,201,974
                                                                       -------------       -------------
       Loans, net                                                        185,043,670         183,544,129

Premises and equipment, net                                               10,063,578          10,034,088
Accrued interest receivable                                                2,110,647           1,750,703
Intangible assets, net                                                       438,103             425,497
Other assets                                                               4,135,000           2,685,600
                                                                       -------------       -------------
              TOTAL ASSETS                                             $ 313,553,404       $ 277,958,820
                                                                       =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
       Noninterest-bearing demand                                      $  68,225,592       $  52,060,404
       Interest-bearing demand and money market                          134,334,727         116,679,922
       Savings                                                            14,015,864          13,092,101
       Time deposits of $100,000 or more                                  22,725,621          22,358,564
       Other time deposits                                                42,326,718          44,630,828
                                                                       -------------       -------------
              Total Deposits                                             281,628,522         248,821,819
Short-term borrowings                                                        748,016           2,007,178
Accrued interest payable                                                   1,836,703           1,747,904
Other liabilities                                                          3,984,950             818,362
                                                                       -------------       -------------
              TOTAL LIABILITIES                                          288,198,191         253,395,263
                                                                       -------------       -------------

STOCKHOLDERS' EQUITY
Common stock - $.10 par value:  5,000,000 shares authorized,                 441,855             437,195
    4,418,554 and 4,371,954 shares issued and outstanding
Surplus                                                                    6,869,117           6,507,072
Retained earnings                                                         18,054,941          17,668,290
Accumulated other comprehensive income - market valuation reserve            (10,700)            (49,000)
         on investment securities
                                                                       -------------       -------------
              TOTAL STOCKHOLDERS' EQUITY                                  25,355,213          24,563,557
                                                                       -------------       -------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY                                                 $ 313,553,404       $ 277,958,820
                                                                       =============       =============

                (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    For the three month period ended March 31,
                                                                          1998                      1997
INTEREST INCOME                                                     ----------------          ----------------
Loans, including fees                                                  $4,325,786                $4,011,215
Investment securities:
              U.S. Treasury securities                                    358,093                   425,288
              U.S. Government agencies and corporations                   361,693                   232,923
              States and political subdivisions                           117,697                    86,699
              Other investments                                            25,343                    11,031
Federal funds sold                                                        345,672                   131,278
                                                                       ----------                ----------
              TOTAL INTEREST INCOME                                     5,534,284                 4,898,434
                                                                       ----------                ----------

INTEREST EXPENSE
Interest-bearing demand and money market                                1,148,406                   500,043
Savings                                                                   144,812                   247,239
Time deposits of $100,000 or more                                         312,010                   373,808
Other time deposits                                                       616,878                   663,325
Short-term borrowings                                                      13,336                    17,814
                                                                       ----------                ----------
              TOTAL INTEREST EXPENSE                                    2,235,442                 1,802,229
                                                                       ----------                ----------

              NET INTEREST INCOME                                       3,298,842                 3,096,205

                                                                       ----------                ----------
PROVISION FOR LOAN LOSSES                                                  90,000                    75,000
                                                                       ----------                ----------

              NET INTEREST INCOME AFTER PROVISION                       3,208,842                 3,021,205
                 FOR LOAN LOSSES

OTHER INCOME
Service charges on deposit accounts                                       429,843                   358,200
Merchant bank card processing income                                      654,862                   519,574
Gain on sale of government guaranteed loans                               349,289                    15,669
Fees on mortgage loans sold at origination                                 94,456                    64,900
Retail investment services                                                 80,889                     5,311
Other income                                                              105,229                    62,357
                                                                       ----------                ----------
              TOTAL OTHER INCOME                                        1,714,568                 1,026,011
                                                                       ----------                ----------

OTHER EXPENSE
Salaries and employee benefits                                          1,900,606                 1,497,610
Net occupancy expense                                                     515,974                   443,837
Other expense                                                           1,227,174                   954,995
                                                                       ----------                ----------
              TOTAL OTHER EXPENSE                                       3,643,754                 2,896,442
                                                                       ----------                ----------

              INCOME BEFORE INCOME TAX EXPENSE                          1,279,656                 1,150,774

INCOME TAX EXPENSE                                                        454,600                   364,912
                                                                       ----------                ----------

              NET INCOME                                               $  825,056                $  785,862
                                                                       ==========                ==========

BASIC EARNINGS PER SHARE                                               $     0.19                $     0.18
DILUTED EARNINGS PER SHARE                                             $     0.18                $     0.17

                (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                                   (Unaudited)

                                                                                                Other
                                                                                            Comprehensive
                                                                                               Income -
                                                                                                Market
                                                              Comprehensive    Retained       Valuation      Common
                                                  Total          Income        Earnings        Reserve        Stock        Surplus
                                              --------------------------------------------------------------------------------------
Balance at December 31, 1997                  $ 24,563,557                   $ 17,668,290    $  (49,000)    $ 437,195    $ 6,507,072

Comprehensive Income
  Net Income                                       825,056       825,056          825,056
  Other comprehensive income, net of tax:
     Unrealized gains on securities, net
          of tax expense of $(23,700)               38,300        38,300                         38,300
                                                                 -------
Comprehensive income                                             863,356
                                                                 -------
Common stock issued                                366,705                                                      4,660        362,045
Dividends declared on common stock                (438,405)                      (438,405)
                                              ------------                   -------------------------------------------------------
Balance at March 31, 1998                     $ 25,355,213                     18,054,941    $  (10,700)    $ 441,855    $ 6,869,117
                                              ============                   =======================================================




                                              --------------------------------------------------------------------------------------
Balance at December 31, 1996                  $ 22,620,917                   $ 16,207,233    $ (158,751)    $ 432,236    $ 6,140,199

Comprehensive Income
  Net Income                                       785,862       785,862          785,862
  Other comprehensive income, net of tax:
     Unrealized gains on securities, net
          of tax benefit of $15,342                (25,249)      (25,249)                       (25,249)
                                                                 -------
Comprehensive income                                             760,613
                                                                 -------
Common stock issued                                152,081                                                      2,769        149,312
Dividends declared on common stock                (435,005)                      (435,005)
                                              ------------                   -------------------------------------------------------

Balance at March 31, 1997                     $ 23,098,606                     16,558,090    $ (184,000)    $ 435,005    $ 6,289,511
                                              ============                   =======================================================

                            TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                        For the three month period ended March 31,
                                                                              1998                      1997
                                                                        ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                $    825,056              $    785,862
Adjustments to reconcile net income to net cash provided by operating activities:
              Net amortization of investments                                    2,216                    43,897
              Amortization of intangible assets                                 14,930                    15,762
              Depreciation of premises and equipment                           240,941                   194,864
              Provision for loan losses                                         90,000                    75,000
              Deferred income tax provision (benefit)                           12,987                        --
              Deferred net loan fees                                           (14,719)                   (9,719)
              Gain on sales of premises and equipment                             (617)                     (485)
              Gains on sales of government guaranteed loans, net              (349,289)                  (15,669)
              Increase in interest receivable                                 (359,944)                 (273,646)
              Increase in interest payable                                      88,799                    51,412
              Increase in intangible assets                                    (27,536)                  (48,343)
              (Increase) decrease in other assets                           (1,486,087)                1,745,367
              Increase in other liabilities                                    979,030                   504,016
                                                                          ------------              ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                         15,767                 3,068,318
                                                                          ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                        (13,603,832)               (7,971,562)
Repayments of principal and maturities of investment securities                598,799                 2,976,078
    available for sale
Maturities of investment securities held to maturity                         2,000,000                 2,000,000
Proceeds from sales of government guaranteed loans                           1,361,197                   824,555
Loans originated or acquired, net of principal repayments                   (2,586,730)               (9,729,546)
Purchases of premises and equipment                                           (270,719)                 (149,356)
Sales of premises and equipment                                                    905                       950
                                                                          ------------              ------------
              NET CASH USED BY INVESTING ACTIVITIES                        (12,500,380)              (12,048,881)
                                                                          ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net decrease in federal funds purchased and securities sold under           (1,259,162)               (8,965,124)
    agreements to repurchase
Net increase in demand, money market and savings accounts                   34,743,756                37,092,460
Time deposits accepted, net of repayments                                   (1,937,053)               (4,311,313)
Proceeds from exercise of stock options                                        257,617                   152,081
Cash dividends paid                                                           (437,195)                 (432,236)
                                                                          ------------              ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                     31,367,963                23,535,868
                                                                          ------------              ------------
NET INCREASE
     IN CASH AND CASH EQUIVALENTS                                           18,883,350                14,555,305
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF YEAR                                                      24,829,285                13,919,935
                                                                          ------------              ------------
CASH AND CASH EQUIVALENTS AT
     END OF YEAR                                                          $ 43,712,635              $ 28,475,240
                                                                          ============              ============
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
Interest                                                                  $  2,146,643              $  1,750,817
                                                                          ============              ============
Income taxes                                                              $         --              $         --
                                                                          ============              ============

                (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corporation (the "Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1998. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1997.

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

Major classifications of loans are as follows:

                                                        March 31, 1998               December 31, 1997
                                                    ----------------------        -----------------------
Commercial, financial and agricultural                   $123,227,419                  $123,787,065
Real estate - construction                                  9,003,073                    10,010,565
Real estate - individual                                   45,501,999                    42,598,799
Installment and simple interest individual                 10,008,583                     9,695,260
Other                                                          93,625                       186,905
                                                         ------------                  ------------
       Total loans                                        187,834,699                   186,278,594
Net deferred loan fees                                        517,772                       532,491
                                                         ============                  ============
       Loans, net of deferred loan fees                  $187,316,927                  $185,746,103
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

Activity in the allowance of loan losses for the three months ended March 31, 1998 and March 31, 1997 follows:

                                                     1998                1997
                                                 -----------         -----------
Balance, January 1                               $ 2,201,974         $ 1,929,719
Provision charged to expense                          90,000              75,000
Loans charged off                                    (21,210)             (3,756)
Recoveries of loans previously charged off             2,493                 152
                                                 ===========         ===========
Balance, March 31                                $ 2,273,257         $ 2,001,115
                                                 ===========         ===========


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

The amortized cost and estimated market value of investment securities held-to-maturity at March 31, 1998 and December 31, 1997 are presented below:

                                                                               1998
                                               -------------------------------------------------------------------
                                                  Amortized        Unrealized        Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               -------------------------------------------------------------------
U.S. Treasury Securities                         $13,981,671        $153,951         $        --     $14,135,622
States and political subdivisions                 11,564,529         277,328              14,749      11,827,108
U.S. Government agencies and corporations         23,672,106          57,778                  --      23,729,884
Other investments                                    908,100              --                  --         908,100
                                                 ===========        ========         ===========     ===========
                                                 $50,126,406        $489,057         $    14,749     $50,600,714
                                                 ===========        ========         ===========     ===========



                                                                               1997
                                               -------------------------------------------------------------------
                                                  Amortized        Unrealized        Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               -------------------------------------------------------------------
U.S. Treasury Securities                         $15,978,285        $157,355                 $--     $16,135,640
States and political subdivisions                  7,373,701         293,750                  --       7,667,451
U.S. Government agencies and corporations         12,001,487          20,693              15,480      12,006,700
Other investments                                    864,600              --                  --         864,600
                                                 ===========        ========         ===========     ===========
                                                 $36,218,073        $471,798         $    15,480     $36,674,391
                                                 ===========        ========         ===========     ===========

The amortized cost and estimated market value of investment securities available for sale at March 31, 1998 and December 31, 1997 are presented below:

                                                                               1998
                                               -------------------------------------------------------------------
                                                  Amortized        Unrealized        Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               -------------------------------------------------------------------
U.S. Treasury Securities                         $ 9,038,743        $     --         $    23,435     $ 9,015,308
Mortgage-backed securities                         8,451,895          25,406              38,956       8,438,345
Other debt securities                                449,726          19,986                  --         469,712
                                                 ===========        ========         ===========     ===========
                                                 $17,940,364        $ 45,392         $    62,391     $17,923,365
                                                 ===========        ========         ===========     ===========

                                                                               1997
                                               -------------------------------------------------------------------
                                                  Amortized        Unrealized        Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               -------------------------------------------------------------------
U.S. Treasury Securities                         $ 9,044,333        $     --         $    33,753     $ 9,010,580
Mortgage-backed securities                         9,056,448          20,064              88,253       8,988,259
Other debt securities                                449,664          22,942                  --         472,606
                                                 ===========        ========         ===========     ===========
                                                 $18,550,445        $ 43,006         $   122,006     $18,471,445
                                                 ===========        ========         ===========     ===========

Other investments at March 31, 1998 and December 31, 1997 consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta. Other debt securities at March 31, 1998 and December 31, 1997 consist of corporate debt securities.

NOTE 5 - EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share has been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per share. A 3 for 1 stock split was declared on February 25, 1997 and has been treated retroactively as occurring on January 1, 1997, for earnings per share computation purposes.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:

                                                  Net Earnings       Common Shares     Per Share Amount
                                                ---------------------------------------------------------
For the three months ended March 31, 1998:
    Basic earnings per common share                   $825,056           4,384,946                 $.19
    Effect of dilutive stock options                        --             239,855                 (.01)
                                                ---------------------------------------------------------
         Diluted earnings per common share            $825,056           4,624,801                 $.18
                                                =========================================================

For the three months ended March 31, 1997:
    Basic earnings per common share                   $785,862           4,336,394                 $.18
    Effect of dilutive stock options                        --             183,861                 (.01)
                                                ---------------------------------------------------------
         Diluted earnings per common share            $785,862           4,520,255                 $.17
                                                =========================================================


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

Total options granted, exercised, and canceled during the three months ended March 31, 1998 were 58,000, 46,600 and 18,900, respectively.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS 130, a company is required to show changes in assets and liabilities as comprehensive income in the statement of stockholders equity or in alternative comprehensive income statement presentations. The adoption of SFAS 130 did not have a significant impact on the financial condition or results of operations of the Company.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 is effective January 1, 1998 and requires disclosures of certain financial information by segments of a company's business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corporation (the "Company") as reflected in the unaudited consolidated financial statements for the three months ended March 31, 1998 and 1997. The Company's operating subsidiary is TIB Bank of the Keys.

The Company's net income of $825,056 for the first quarter of 1998 was a 5.0% increase compared to $785,862 for the same period last year. The increase in net income is attributed to an increase of $202,637, or 6.5%, in net interest income; an increase of $688,557, or 67.1%, in other income; offset by an increase of $15,000 in the provision for loan losses; an increase in other expense of $747,312, or 25.8%; and an increase in income tax expense of $89,688. Basic and diluted earnings per share for the first quarter of 1998 were $0.19 and $0.18 respectively as compared to $0.18 and $0.17 per share in the previous year's quarter. Book value per share increased to $5.74 at March 31, 1998 from $5.62 at December 31, 1997. The Company paid a quarterly dividend of $0.10 per share on January 10, 1998 and April 10, 1998, respectively.

Annualized return on average equity for the three months ended March 31, 1998 was 13.3% on average equity of $24,877,000, compared to 13.7% on average equity of $22,978,000 for the same period in 1997. Annualized return on average assets of $289,930,000 for the three months ended March 31, 1998 was 1.14%, compared to 1.24% on average assets of $253,477,000 for the same period in 1997, due to strong asset growth in the first quarter of 1998 exceeding a more moderate increase in earnings.

Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, and other short-term borrowings. Net interest income increased 6.5% to $3.3 million, in the quarter ended March 31, 1998 as compared to the same period last year primarily as a result of a higher level of earning assets. Interest from loans increased to $4.3 million for the first quarter of 1998 compared to $4.0 million for the comparable period last year. The establishment of a very competitive money market account at the end of 1996 has continued to attract substantial deposits and has increased interest expense. This has led to the Company's net interest margin declining to 4.96% in the first quarter of 1998 compared to 5.45% in the first quarter of 1997.

Provision for loan losses increased slightly to $90,000 from $75,000 for the respective first quarters of 1998 and 1997. Gross charged off loans for the first quarter were $21,210 offset by recoveries of $2,493, resulting in an annualized net charge-off rate of .04% of total loans. This compares to a net charge-off during the same period last year of $3,604. At March 31, 1998, the Company had aggregate non-accrual loans of $492,448 compared to $272,949 at December 31, 1997. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.29% at March 31, 1998 compared to 0.15% at December 31, 1997.

Other income increased $688,557 to $1,714,568 for the three month period ended March 31, 1998 from $1,026,011 in the comparable period last year. The substantial improvement in this category is primarily attributable to the establishment of two new subsidiaries in 1997 which are now fully functioning, TIB Investment & Insurance Center, Inc. and TIB Government Loan Specialists, Inc. Retail sales of investment products brought in commissions to the Company of $80,889 during the first quarter of 1998 as compared to $5,311 for the first quarter of 1997. Gains on the sale of government guaranteed loans went from $15,669 during the first quarter of 1997 to $349,289 during the first quarter of 1998. Other expense increased 25.8% in the first three months of 1998 as compared to the prior year period. The personnel and other costs associated with the two new subsidiaries of the Bank account for the majority of the increase in this category.

Total assets at March 31, 1998 were $313,553,404, up from total assets of $277,958,820 at December 31, 1997. Loans net of deferred loan fees increased $1,570,824 for the first quarter of 1998 from year end 1997. Also, in the same period, federal funds sold increased $14,515,000 and investment securities increased $13,360,253. These increases were funded by a deposit increase of $32,806,703.

At March 31, 1998, the Company had $748,016 in short-term borrowings compared to $2,007,178 at year end December 31, 1997. Short-term borrowings include $170,622 in securities sold under agreements to repurchase and $577,394 in Treasury tax deposits. This decrease in short-term borrowings reflects the effects of seasonal inflows of deposits along with strong growth in new accounts.

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs and equipment to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During 1997, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 problem, or implement new systems to become year 2000 compliant in a timely manner. The cost of executing this plan is not expected to have a material impact on the Company's results of operations or financial condition.

TIB Bank has signed a definitive agreement to acquire the Homestead banking facilities and Homestead account base of Coconut Grove Bank, subject to regulatory approval. The branch, which has deposits of roughly $12 million, is located in South Dade County in the heart of Homestead at the corner of Campbell and Krome Avenue. The acquisition will be TIB's second Homestead facility, an office building is being converted to a bank branch and is expected to open around mid year 1998. The extensive range of products and services is expected to be well received in Homestead and South Dade.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At March 31, 1998, the Company's tier I risk-based capital was 12.4% and total risk-based capital was 13.5%, compared to 12.7% and 13.8% at year-ended December 31, 1997, respectively. At March 31, 1998 the Company's leverage ratio was 8.6% compared to 9.5% at December 31, 1997. This change is due to strong deposit growth exceeding a smaller increase in retained earnings.

The Company does not have any commitments which it believes would reduce its capital to levels inconsistent with the regulatory definition of a `well capitalized' financial institution.

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

Part II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit 27 - Financial Data Schedule (SEC use only)
         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TIB FINANCIAL CORP.

                                   ---------------------------------------------
Date:  May 13, 1998                Edward V. Lett
       ------------                President and Chief Executive Officer