Form 10-Q/A
period 1998-03-31
TIB FINANCIAL CORP
filed 1998-05-28
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QA

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                           Commission File Number
         MARCH 31, 1998                                         0-29132

                               TIB FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                   65-0655973
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              99451 OVERSEAS HIGHWAY, KEY LARGO, FLORIDA 33037-7808
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:           305-451-4660

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         (a)      Exhibit 27   - Financial Data Schedule for March 31, 1998 as
                  previously filed (SEC use only)
                  Exhibit 27.1 - Restated Financial Data Schedule for
                  December 31, 1996 (SEC use only)
                  Exhibit 27.2 - Restated Financial Data Schedule for
                  March 31, 1997 (SEC use only)
                  Exhibit 27.3 - Restated Financial Data Schedule for
                  June 30, 1997 (SEC use only)
                  Exhibit 27.4 - Restated Financial Data Schedule for September 30, 1997 (SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TIB FINANCIAL CORP.

                                       /s/ Edward V. Lett
                                       -------------------------------------
Date:  May 28, 1998                    Edward V. Lett
                                       President and Chief Executive Officer