Form 10-Q
period 1998-06-30
TIB FINANCIAL CORP
filed 1998-08-10
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                            Commission File Number
         JUNE 30, 1998                                    0-29132

                               TIB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                      65-0655973
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

                YES   X                                        NO
             -----------                                 ------------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                               4,442,145
----------------------------------------         -------------------------------
         Class                                   Outstanding as of July 31, 1998

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)

                                                                                 June 30, 1998             December 31, 1997
                                                                                 -------------             -----------------
ASSETS
Cash and due from banks                                                          $ 16,623,913              $ 12,554,285
Federal funds sold                                                                 10,832,000                12,275,000
Investment securities held to maturity (market value of $64,560,080 and
     $36,674,391, respectively)                                                    63,949,340                36,218,073
Investment securities available for sale                                           17,117,123                18,471,445

Loans, net of deferred loan fees                                                  201,342,543               185,746,103
Less: Allowance for loan losses                                                     2,365,588                 2,201,974
                                                                                 ------------               -----------
       Loans, net                                                                 198,976,955               183,544,129

Premises and equipment, net                                                         9,941,395                10,034,088
Accrued interest receivable                                                         2,067,788                 1,750,703
Intangible assets                                                                     429,452                  425,497
Other assets                                                                        4,726,182                 2,685,600
                                                                                 ============              ============
              TOTAL ASSETS                                                       $324,664,148              $277,958,820
                                                                                 ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
       Noninterest-bearing demand                                                $ 62,254,560              $ 52,060,404
       Interest-bearing demand and money market                                   143,354,546               116,679,922
       Savings                                                                     14,637,313                13,092,101
       Time deposits of $100,000 or more                                           22,725,621                22,358,564
       Other time deposits                                                         50,244,137                44,630,828
                                                                                 ------------              ------------
              Total Deposits                                                      293,216,177               248,821,819
Short-term borrowings                                                               1,990,967                 2,007,178
Accrued interest payable                                                            2,001,073                 1,747,904
Other liabilities                                                                   1,385,623                   818,362
                                                                                 ------------              ------------
              TOTAL LIABILITIES                                                   298,593,840               253,395,263
                                                                                 ------------              ------------

STOCKHOLDERS' EQUITY
Common stock - $.10 par value:  7,500,000 shares authorized,  4,442,145
     and 4,371,954 shares issued and outstanding                                      444,215                   437,195
Surplus                                                                             7,138,153                 6,507,072
Retained earnings                                                                  18,478,540                17,668,290
Accumulated other comprehensive income - market valuation reserve on
         investment securities                                                          9,400                   (49,000)
                                                                                 ------------              ------------
              TOTAL STOCKHOLDERS' EQUITY                                           26,070,308                24,563,557
                                                                                 ------------              ------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                                                         $324,664,148              $277,958,820
                                                                                 ============              ============

                (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three months ended June 30,          Six months ended June 30,
INTEREST INCOME                                              1998              1997               1998             1997
                                                        ---------------    --------------     -------------    ------------
Loans, including fees                                      $ 4,496,399       $ 4,165,034       $ 8,822,185      $ 8,176,249
Investment securities:
       U.S. Treasury securities                                335,061           494,223           693,154          919,511
       U.S. Government agencies and corporations               629,012           217,854           990,705          450,777
       States and political subdivisions                       160,533            90,661           278,230          177,360
       Other investments                                        26,000            11,031            51,343           22,062
Federal funds sold                                             274,039           170,927           619,711          302,205
                                                        ---------------    --------------     -------------    -------------
         TOTAL INTEREST INCOME                               5,921,044         5,149,730        11,455,328       10,048,164
                                                        ---------------    --------------     -------------    -------------

INTEREST EXPENSE
Interest-bearing demand and money market                     1,305,592           737,242         2,453,998        1,237,285
Savings                                                        138,987           202,227           283,799          449,466
Time deposits of $100,000 or more                              412,083           353,968           724,093          727,776
Other time deposits                                            616,098           640,804         1,232,976        1,304,129
Short-term borrowings                                            9,741            16,020            23,077           33,834
                                                        ---------------    -------------      -------------    -------------
         TOTAL INTEREST EXPENSE                              2,482,501         1,950,261         4,717,943        3,752,490
                                                        ---------------    --------------     -------------    -------------

         NET INTEREST INCOME                                 3,438,543         3,199,469         6,737,385        6,295,674

                                                        ---------------    --------------     -------------    -------------
PROVISION FOR LOAN LOSSES                                       90,000            75,000           180,000          150,000
                                                        ---------------    --------------     -------------    -------------

         NET INTEREST INCOME AFTER PROVISION
               FOR LOAN LOSSES                               3,348,543         3,124,469         6,557,385        6,145,674

OTHER INCOME
Service charges on deposit accounts                            397,807           401,648           827,650          759,847
Merchant bank card processing income                           571,578           573,883         1,226,440        1,093,457
Gain on sale of government guaranteed loans                    106,698           109,237           455,987          124,906
Fees on mortgage loans sold at origination                     168,276            86,557           262,732          151,457
Retail investment services                                     196,512            97,317           277,401          102,628
Other income                                                   116,671            77,145           221,900          139,503
                                                        ---------------    --------------     -------------    -------------
         TOTAL OTHER INCOME                                  1,557,542         1,345,787         3,272,110        2,371,798
                                                        ---------------    --------------     -------------    -------------

OTHER EXPENSE
Salaries and employee benefits                               1,703,805         1,573,376         3,604,411        3,070,986
Net occupancy expense                                          529,886           440,639         1,045,860          884,476
Other expense                                                1,326,130         1,189,922         2,553,304        2,144,917
                                                        ---------------    --------------     -------------    -------------
         TOTAL OTHER EXPENSE                                 3,559,821         3,203,937         7,203,575        6,100,379
                                                        ---------------    --------------     -------------    -------------

         INCOME BEFORE INCOME TAX EXPENSE                    1,346,264         1,266,319         2,625,920        2,417,093

INCOME TAX EXPENSE                                             475,000           420,488           929,600          785,400

                                                        ---------------    --------------     -------------    -------------
         NET INCOME                                         $  871,264        $  845,831       $ 1,696,320      $ 1,631,693
                                                        ===============    ==============     =============    =============

BASIC EARNINGS PER SHARE                                         $0.20             $0.19             $0.39            $0.38
DILUTED EARNINGS PER SHARE                                       $0.19             $0.18             $0.37            $0.36

                (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                                   (Unaudited)


                                                                                               Accumulated
                                                                                                 Other
                                                                                              Comprehensive
                                                                                                 Income -
                                                                                                  Market
                                                                Comprehensive    Retained       Valuation       Common
                                                     Total          Income       Earnings        Reserve         Stock      Surplus
                                                  ----------------------------------------------------------------------------------
Balance at December 31, 1997                      $24,563,557                   $17,668,290        $(49,000)   $437,195   $6,507,072

Comprehensive Income
   Net Income                                       1,696,320       1,696,320     1,696,320
   Other comprehensive income, net of tax:
     Unrealized gains on securities,
     net of tax expense of $35,600                     58,400          58,400                        58,400
                                                                -------------
Comprehensive income                                                1,754,720
                                                                -------------
Common stock issued                                   638,101                                                     7,020      631,081
Dividends declared on common stock, $.20 per
     share                                           (886,070)                     (886,070)
                                                  -----------                   ----------------------------------------------------

Balance at June 30, 1998                          $26,070,308                   $18,478,540          $9,400    $444,215   $7,138,153
                                                  ===========                   ====================================================




                                                  ----------------------------------------------------------------------------------
Balance at December 31, 1996                      $22,620,917                   $16,207,233       $(158,751)   $432,236   $6,140,199

Comprehensive Income
   Net Income                                       1,631,693       1,631,693     1,631,693
   Other comprehensive income, net of tax:
     Unrealized gains on securities,
     net of tax expense of $26,158                     43,251          43,251                        43,251
                                                                -------------
Comprehensive income                                                1,674,944
                                                                -------------
Common stock issued                                   190,563                                                     3,469      187,094
Dividends declared on common stock, $.20 per
      share                                          (870,711)                     (870,711)
                                                  -----------                   ----------------------------------------------------

Balance at June 30, 1997                          $23,615,713                   $16,968,215       $(115,500)   $435,705   $6,327,293
                                                  ===========                   ====================================================

                            TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                               For the six month period ended June 30,
                                                                                    1998                    1997
                                                                               ---------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                      $  1,696,320            $  1,631,693
Adjustments to reconcile net income to net cash provided by operating activities:
              Net amortization of investments                                          5,842                  73,559
              Amortization of intangible assets                                       30,344                  31,305
              Depreciation of premises and equipment                                 490,495                 389,984
              Compensation paid thru issuance of common stock                        214,575                       -
              Provision for loan losses                                              180,000                 150,000
              Deferred income tax provision (benefit)                                (29,070)                (49,000)
              Deferred net loan fees                                                 (30,009)                (64,488)
              Gain on sales of premises and equipment                                   (999)                 (2,217)
              Gain on sales of government guaranteed loans, net                     (455,987)               (124,906)
              Increase in interest receivable                                       (317,085)                (30,544)
              Increase (decrease) in interest payable                                253,169                (110,815)
              Increase in intangible assets                                          (34,299)               (180,305)
              (Increase) decrease in other assets                                 (2,041,512)                 31,588
              Increase in other liabilities                                          675,300                 515,225
                                                                             ---------------            ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                              637,084               2,261,079
                                                                             ---------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                              (34,716,116)            (17,081,135)
Repayments of principal and maturities of investment securities
     available for sale                                                            1,427,329               8,952,478
Maturities of investment securities held to maturity                               7,000,000               2,000,000
Proceeds from sales of government guaranteed loans                                 1,823,197               4,308,555
Loans originated or acquired, net of principal repayments                        (16,950,027)            (17,233,470)
Purchase of Small Business Consultants Inc.                                                -                (275,000)
Purchases of premises and equipment                                                 (399,003)               (473,926)
Sales/conversion of premises and equipment                                             2,200                  32,520
                                                                             ---------------            ------------
              NET CASH USED BY INVESTING ACTIVITIES                              (41,812,420)            (19,769,978)
                                                                             ---------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in federal funds purchased and securities sold under
     agreements to repurchase                                                        (16,211)             (9,152,716)
Net increase in demand, money market and savings accounts                         38,413,992              39,801,182
Time deposits accepted, net of repayments                                          5,980,366              (9,632,421)
Proceeds from exercise of stock options                                              302,867                 190,563
Cash dividends paid                                                                 (879,050)               (867,242)
                                                                             ---------------             -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                           43,801,964              20,339,366
                                                                             ---------------             -----------

NET INCREASE
     IN CASH AND CASH EQUIVALENTS                                                  2,626,628               2,830,467

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                          24,829,285              13,919,935
                                                                             ---------------             -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                              $ 27,455,913             $16,750,402
                                                                             ===============             ===========

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
Interest                                                                        $  4,464,774             $ 3,863,305
                                                                             ===============             ===========

Income taxes                                                                    $    960,000             $   825,000
                                                                             ===============             ===========

                (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1998. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1997.

The consolidated statements include the accounts of TIB Financial Corporation and its wholly-owned subsidiary, TIB Bank of the Keys, and the Bank's two subsidiaries, TIB Government Loan Specialists, Inc. and TIB Investment & Insurance Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Major classifications of loans are as follows:

                                                              June 30, 1998               December 31, 1997
                                                              -------------               -----------------
Commercial, financial and agricultural                        $ 129,237,954               $     123,787,065
Real estate - construction                                        8,433,064                      10,010,565
Real estate - individual                                         53,171,799                      42,598,799
Installment and simple interest dividend                         10,888,630                       9,695,260
Other                                                               113,579                         186,905
                                                              -------------               -----------------
       Total loans                                              201,845,026                     186,278,594
Net deferred loan fees                                              502,483                         532,491
                                                              -------------               -----------------
       Loans, net of deferred loan fees                       $ 201,342,543               $     185,746,103
                                                              =============               =================



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

Activity in the allowance for loan losses for the six months ended June 30, 1998 and June 30, 1997 follows:

                                                                June 30, 1998           June 30, 1997
                                                                -------------           -------------
Balance, January 1                                              $   2,201,974           $   1,929,719
Provision charged to expense                                          180,000                 150,000
Loans charged off                                                     (21,897)                (16,692)
Recoveries of loans previously charged off                              5,511                     152
                                                                -------------           -------------
Balance, June 30                                                $   2,365,588           $   2,063,179
                                                                =============           =============


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

The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 1998 and December 31, 1997 are presented below:

                                                                          June 30, 1998
                                               ---------------------------------------------------------------------
                                                  Amortized         Unrealized       Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               ---------------------------------------------------------------------
U.S. Treasury Securities                          $ 13,981,355      $  166,147      $         -      $ 14,147,502
States and political subdivisions                   11,898,816         290,685            8,208        12,181,293
U.S. Government agencies and corporations           37,161,069         169,943            7,827        37,323,185
Other investments                                      908,100               -                -           908,100
                                               ---------------------------------------------------------------------
                                                  $ 63,949,340      $  626,775      $    16,035      $ 64,560,080
                                               =====================================================================

                                                                        December 31, 1997
                                               ---------------------------------------------------------------------
                                                  Amortized         Unrealized       Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               ---------------------------------------------------------------------
U.S. Treasury Securities                          $ 15,978,285      $  157,355      $         -      $ 16,135,640
States and political subdivisions                    7,373,701         293,750                -         7,667,451
U.S. Government agencies and corporations           12,001,487          20,693           15,480        12,006,700
Other investments                                      864,600               -                -           864,600
                                               ---------------------------------------------------------------------
                                                  $ 36,218,073      $  471,798      $    15,480      $ 36,674,391
                                               =====================================================================

The amortized cost and estimated market value of investment securities available for sale at June 30, 1998 and December 31, 1997 are presented below:

                                                                          June 30, 1998
                                               ---------------------------------------------------------------------
                                                  Amortized         Unrealized       Unrealized         Market
                                                     Cost             Gains            Losses            Value
                                               ---------------------------------------------------------------------
U.S. Treasury Securities                          $  9,032,840      $        -      $    11,275      $ 9,021,565
Mortgage-backed securities                           7,619,498          23,144           29,337        7,613,305
Other debt securities                                  449,785          32,468                -          482,253
                                               =====================================================================
                                                  $ 17,102,123      $   55,612      $    40,612      $17,117,123
                                               =====================================================================

                                               December 31, 1997
                             ----------------------------------------------------
                              Amortized    Unrealized   Unrealized      Market
                                Cost         Gains        Losses         Value
                             -----------------------------------------------------
U.S. Treasury Securities     $ 9,044,333   $            $    33,753   $ 9,010,580
Mortgage-backed securities     9,056,448     20,064          88,253     8,988,259
Other debt securities            449,664     22,942              --       472,606
                             =====================================================
                             $18,550,445   $ 43,006     $   122,006   $18,471,445
                             =====================================================

Other investments at June 30, 1998 and December 31, 1997 consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta. Other debt securities at June 30, 1998 and December 31, 1997 consist of corporate debt securities.


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

The reconciliation of basic earnings per share to diluted earnings per share is as follows:

                                             Net Earnings     Common Shares     Per Share Amount
                                             ---------------------------------------------------

For the three months ended June 30, 1998:
    Basic earnings per common share          $  871,264         4,424,462            $ .20
    Effect of dilutive stock options               --             225,744             (.01)
                                             ---------------------------------------------
         Diluted earnings per common share   $  871,264         4,650,206            $ .19
                                             =============================================

For the three months ended June 30, 1997:
    Basic earnings per common share          $  845,831         4,353,397            $ .19
    Effect of dilutive stock options               --             253,594             (.01)
                                             =============================================
         Diluted earnings per common share   $  845,831         4,606,991            $ .18
                                             =============================================


For the six months ended June 30, 1998:
    Basic earnings per common share          $1,696,320         4,404,813            $ .39
    Effect of dilutive stock options               --             232,818             (.02)
                                             ---------------------------------------------
         Diluted earnings per common share   $1,696,320         4,637,631            $ .37
                                             =============================================


For the six months ended June 30, 1997:
    Basic earnings per common share          $1,631,693         4,343,374            $ .38
    Effect of dilutive stock options               --             218,386             (.02)
                                             =============================================
         Diluted earnings per common share   $1,631,693         4,561,760            $ .36
                                             =============================================


NOTE 6 - STOCK BASED COMPENSATION

Under the Bank's 1994 Incentive Stock Option and Nonstatutory Stock Option Plan ("the Plan"), the Company may grant stock options to persons who are now or who during the term of the Plan become directors, officers, or key executives as defined by the Plan. Stock options granted under the Plan may either be incentive stock options or nonqualified stock options for federal income tax purposes. The Company's Board of Directors may grant nonqualified stock options to any director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the Plan, the maximum number of shares of

Company common stock that may be optioned or sold is 978,000 shares. Such shares may either be treasury or authorized, but unissued shares of common stock of the Company.

Total options granted, exercised, and expired during the six months ended June 30, 1998 were 63,000, 53,525, and 22,800, respectively.


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

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, early adoption is allowed. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company plans to adopt the new standard as of July 1, 1998. The effect on the financial statements at July 1, 1998 which results from the transfer of certain investment securities from the held to maturity category to the available for sale category is an increase in other comprehensive income market valuation reserve of approximately $176,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corporation (the "Company") as reflected in the unaudited consolidated statement of condition as of June 30, 1998, and statements of income for the three months and six months ended June 30, 1998.

The Company's net income of $871,264 for the second quarter of 1998 was a 3.0% increase compared to $845,831 for the same period last year. The increase in net income is attributed to an increase of $239,074, or 7.5%, in net interest income; an increase of $211,755, or 15.7%, in other income; offset by an increase of $15,000 in the provision for loan losses; an increase in other expense of $355,884, or 11.1%; and an increase in income tax expense of $54,512 or 13.0%. Net income for the six months ended June 30, 1998 was $1,696,320 up 4.0% from $1,631,693 for the comparable period in 1997. Basic and diluted earnings per share for the first quarter of 1998 were $0.20 and $0.19 respectively as compared to $0.19 and $0.18 per share in the previous year's quarter. Basic and diluted earnings per share for the six months ended June 30, 1998 were $0.39 and $0.37 respectively compared to $0.38 and $0.36 for the corresponding period ended June 30, 1997. Book value per share increased to $5.87 at June 30, 1998 from $5.62 at December 31, 1997. The Company paid a quarterly dividend of $0.10 per share in both the first and second quarters of 1998 and 1997.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the six months ended June 30, 1998 was 13.4% on average equity of $25,257,338, compared to 14.0% on average equity of $23,274,758 for the same period in 1997. Annualized return on average assets of $302,701,479 for the six months ended June 30, 1998 was 1.12%, compared to 1.29% on average assets of $252,259,913 for the same period in 1997.

Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, and other short-term borrowings. Net interest income increased 7.0% to $6.7 million, in the six months ended June 30, 1998 as compared to the same period last year primarily as a result of a higher level of earning assets. A decrease in net interest margins on a percentage basis is currently being more than compensated for by volume increases. This decrease in margins is partly due to a general trend in the banking industry but also is a reflection of management's decision to be very competitive in both loan and deposit pricing. The Company's ability to sell multiple products and services to individuals and businesses allows the growth of overall profits in spite of lower net interest margins. This is consistent with management's goal to diversify and enhance non-interest bearing sources of income. Interest from loans increased to $8.8 million for the first six months of 1998 compared to $8.2 million for the comparable period last year. The establishment of a very competitive money market account at the end of 1996 has continued to attract substantial deposits and has increased interest expense. The Company's net interest margin declined to 4.91% in the first six months of 1998 compared to 5.41% in the first six months of 1997.

Provision for loan losses increased slightly to $180,000 from $150,000 for the respective first six months of 1998 and 1997 due to increased loan growth. Gross charged off loans for the first six months were $21,897 offset by recoveries of $5,511, resulting in an annualized net charge-off rate of 0.02% of total loans. This compares to net charge offs during the same period last year of $16,540. At June 30, 1998, the Company had aggregate non-accrual loans of $459,246 compared to $272,949 at December 31, 1997. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.23% at June 30, 1998 compared to 0.15% at December 31, 1997.

Other income increased $900,312 to $3,272,110 for the six month period ended June 30, 1998 from $2,371,798 in the comparable period last year. The substantial improvement in this category is primarily attributable to the establishment of two new subsidiaries of TIB Bank of the Keys in 1997 which are now fully functioning: TIB Investment & Insurance Center, Inc. and TIB Government Loan Specialists, Inc. Retail sales of investment products brought in commissions to the Company of $277,401 during the first six months of 1998 as compared to $102,628 for the first six months of 1997. Gains on sales of government guaranteed loans went from $124,906 during the first six months of 1997 to $455,987 during the first six months of 1998. Mortgage loan origination fees also increased $111,275. Other expense increased 18.1% in the first six months of 1998 as compared to the prior year period, partly as a result of the personnel and other costs associated with the two new subsidiaries of the Bank. Also, other expense reflects increases in computer services, interchange fees, commissions on mortgage loan originations and other general salary expense increases in the first six months of 1998 as compared to the same period in 1997.

Total assets at June 30, 1998 were $324,664,148, up from total assets of $277,958,820 at December 31, 1997. Loans net of deferred loan fees increased $15,596,440 for the first six months of 1998 from year end 1997. Also, in the same period, investment securities increased $26,376,945. This increase was funded by a deposit increase of $44,394,358 and a decrease in federal funds sold of $1,443,000. Other assets at June 30, 1998 were $4,726,182, an increase of $2,040,582 from year end 1997. This increase is primarily the result of an increase in receivables of $803,000 on the sale of mortgage loans and $736,000 of assets in the process of construction.

At June 30, 1998, the Company had $1,990,967 in short-term borrowings compared to $2,007,178 at year ended December 31, 1997. Short-term borrowings include $221,797 in securities sold under agreements to repurchase and $1,769,170 in Treasury tax deposits. This decrease in short-term borrowings reflects the effects of seasonal inflows of deposits along with strong growth in new accounts.

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs and equipment to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During 1997, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 problem, or implement new systems to become year 2000 compliant in a timely manner. The cost of executing this plan is not expected to have a material impact on the Company's results of operations or financial condition. Year 2000 efforts are progressing as scheduled. All mission critical vendors and servicers have been identified. Certifications/assurances have been received from major data processing and item processing vendors. Independent testing of all mission critical systems commenced in June 1998 and will be completed as scheduled no later than June 1999.

TIB Bank has signed a definitive agreement to acquire the Homestead banking facilities and Homestead deposit account base of Coconut Grove Bank, subject to regulatory approval. The branch, which has deposits of roughly $12 million, is located in South Dade County in the heart of Homestead at the corner of Campbell and Krome Avenue. The acquisition will be TIB's second Homestead facility. An office building was converted to a bank branch and opened on July 17, 1998. The Company anticipates its extensive range of products and services will be well received in Homestead and South Dade.

The Company's subsidiary TIB Software and Services, Inc. has entered into purchase agreements with two unrelated parties to acquire an aggregate 30% interest in ERAS Joint Venture (the "Venture") in exchange for a total cash consideration of $757,605. These purchases are pending the approval of the Board of Governors of the Federal Reserve System. The Venture's primary business is item processing and the design, development, installation and maintenance of accounting software for financial institutions.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At June 30, 1998, the Company's tier I risk-based capital was 12.2% and total risk-based capital was 13.3%, compared to 12.7% and 13.8% at year-ended December 31, 1997, respectively. At June 30, 1998, the Company's leverage ratio was 8.5% compared to 9.5% at December 31, 1997. This change is due to strong asset growth exceeding a smaller increase in retained earnings.

The Company does not have any commitments which it believes would reduce its capital to levels below the regulatory definition of a `well capitalized' financial institution.

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

In 1997, the Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is $27 million, and any advances are secured by the Bank's one-to-four family residential mortgage loans. No advances were made on the credit line in 1997 or 1998.

The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $5,000,000. Securities sold under agreements to repurchase (wholesale) represent a wholesale agreement with a correspondent bank which is collateralized by a U.S. Treasury note. The Bank also has several securities sold under repurchase agreements (retail) with commercial account holders whereby the Bank sweeps the customer's accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by the Bank.

Part II.  OTHER INFORMATION

Item 4.   MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 26, 1998, the following directors were elected to hold office for the coming three years: B.G. Carter, Armando J. Henriquez and James R. Lawson III. Also, the following directors term of office continued after the meeting: Gretchen K. Holland, Edward V. Lett, Scott A. Marr, Derek D. Martin-Vegue, Joseph H. Roth, Jr., Marvin F. Schindler and Richard J. Williams.

Further, the shareholders ratified the selection of BDO Seidman, LLP as independent Certified Public Accountants for the Company.

A detail of the voting for each matter is summarized below:

Proposal 1. Election of Directors B.G. Carter, Armando J. Henriquez and James R. Lawson III to serve three-year terms:

               B.G. Carter
               Voting for                                      3,564,747          81%
               Withhold Authority                                 13,562           0%
                                                               ---------          --
               Total                                           3,578,309          81%

               Armando Henriquez
               Voting for                                      3,541,949          80%
               Withhold Authority                                 36,360           1%
                                                               ---------          --
               Total                                           3,578,309          81%

               James R. Lawson III
               Voting for                                      3,576,785          81%
               Withhold Authority                                  1,524           0%
                                                               ---------          --
               Total                                           3,578,309          81%


Proposal 2. To ratify the selection of BDO Seidman, LLP as independent Certified Public Accountants for the Company:

               Voting for                                      3,520,879          80%
               Voting Against                                      4,794           0%
               Abstain from Voting                                52,636           1%
                                                               ---------          --
               Total                                           3,578,309          81%

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) There were no reports filed on Form 8-K for the quarter ended June 30, 1998


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               TIB FINANCIAL CORP.

                               /s/ Edward V. Lett
                               ---------------------
Date:    August 10, 1998       Edward V. Lett
                               President and Chief Executive Officer