Form 10-Q
period 1998-09-30
TIB FINANCIAL CORP
filed 1998-11-16
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                          Commission File Number
      SEPTEMBER 30, 1998                                       0-29132

                               TIB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                      65-0655973
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

            YES   X                                     NO
            -----------                                 ---------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                            4,418,258
--------------------------------             ----------------------------------
         Class                               Outstanding as of October 31, 1998

Part I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

                            TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)


                                                                                 September 30, 1998          December 31, 1997
                                                                               ----------------------      --------------------
ASSETS
Cash and due from banks                                                             $ 14,934,578               $ 12,554,285
Federal funds sold                                                                             -                 12,275,000
Investment securities held to maturity (market value of $49,237,944  and
     $36,674,391, respectively)                                                       48,155,573                 36,218,073
Investment securities available for sale                                              22,426,308                 18,471,445

Loans, net of deferred loan fees                                                     217,285,440                185,746,103
Less: Allowance for loan losses                                                        2,410,835                  2,201,974
                                                                                    ------------               ------------
       Loans, net                                                                    214,874,605                183,544,129

Premises and equipment, net                                                           12,613,077                 10,034,088
Accrued interest receivable                                                            2,465,832                  1,750,703
Intangible assets                                                                      1,842,828                    425,497
Other assets                                                                           2,170,965                  2,685,600
                                                                                    ============               ============
              TOTAL ASSETS                                                          $319,483,766               $277,958,820
                                                                                    ============               =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
       Noninterest-bearing demand                                                   $ 49,081,217               $ 52,060,404
       Interest-bearing demand and money market                                      145,507,263                116,679,922
       Savings                                                                        14,090,769                 13,092,101
       Time deposits of $100,000 or more                                              22,725,621                 22,358,564
       Other time deposits                                                            52,090,287                 44,630,828
                                                                                    ------------               ------------
              Total Deposits                                                         283,495,157                248,821,819
Short-term borrowings                                                                  5,104,869                  2,007,178
Accrued interest payable                                                               2,033,734                  1,747,904
Other liabilities                                                                      2,054,864                    818,362
                                                                                    ------------               ------------
              TOTAL LIABILITIES                                                      292,688,624                253,395,263
                                                                                    ------------               ------------

STOCKHOLDERS' EQUITY
Common stock - $.10 par value:  7,500,000 shares authorized,  4,442,145
     and 4,371,954 shares issued and outstanding                                         444,215                    437,195
Surplus                                                                                7,138,153                  6,507,072
Retained earnings                                                                     18,902,774                 17,668,290
Accumulated other comprehensive income - market valuation reserve on
         investment securities                                                           310,000                    (49,000)
                                                                                    ------------               ------------
              TOTAL STOCKHOLDERS' EQUITY                                              26,795,142                 24,563,557
                                                                                    ------------               ------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                                                            $319,483,766               $277,958,820
                                                                                    ============               ============

                (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           Three months ended               Nine months ended
                                                              September 30,                   September 30,
INTEREST INCOME                                           1998           1997             1998             1997
                                                      ----------      ----------      -----------      -----------
Loans, including fees                                 $4,807,326      $4,372,025      $13,629,511      $12,548,274
Investment securities:
       U.S. Treasury securities                          300,866         393,514          994,020        1,313,025
       U.S. Government agencies and corporations         687,692         259,636        1,678,397          710,413
       States and political subdivisions                 163,368         115,016          441,598          292,376
       Other investments                                  26,603          16,032           77,946           38,094
Federal funds sold                                        38,702          43,092          658,413          345,297
                                                      ----------      ----------      -----------      -----------
         TOTAL INTEREST INCOME                         6,024,557       5,199,315       17,479,885       15,247,479
                                                      ----------      ----------      -----------      -----------

INTEREST EXPENSE
Interest-bearing demand and money market               1,403,126         881,657        3,857,124        2,118,942
Savings                                                  138,768         171,558          422,567          621,024
Time deposits of $100,000 or more                        368,423         320,491        1,092,516        1,048,267
Other time deposits                                      620,817         641,033        1,853,793        1,945,162
Short-term borrowings                                     42,942          18,723           66,019           52,557
                                                      ----------      ----------      -----------      -----------
         TOTAL INTEREST EXPENSE                        2,574,076       2,033,462        7,292,019        5,785,952
                                                      ----------      ----------      -----------      -----------

         NET INTEREST INCOME                           3,450,481       3,165,853       10,187,866        9,461,527

                                                      ----------      ----------      -----------      -----------
PROVISION FOR LOAN LOSSES                                 90,000          75,000          270,000          225,000
                                                      ----------      ----------      -----------      -----------

         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                   3,360,481       3,090,853        9,917,866        9,236,527

OTHER INCOME
Service charges on deposit accounts                      444,394         417,074        1,272,044        1,176,921
Investment securities gains, net                           3,870          10,664            3,870           10,664
Merchant bank card processing income                     507,636         459,730        1,734,076        1,553,187
Gain on sale of government guaranteed loans              424,806         135,242          880,793          260,148
Fees on mortgage loans sold at origination               103,410         108,867          366,142          260,324
Retail investment services                                70,303         123,258          347,704          225,886
Other income                                             122,417          83,005          344,317          222,508
                                                      ----------      ----------      -----------      -----------
         TOTAL OTHER INCOME                            1,676,836       1,337,840        4,948,946        3,709,638
                                                      ----------      ----------      -----------      -----------

OTHER EXPENSE
Salaries and employee benefits                         1,878,334       1,698,133        5,482,745        4,769,119
Net occupancy expense                                    584,188         484,929        1,630,048        1,369,405
Other expense                                          1,231,447       1,068,095        3,784,751        3,213,012
                                                      ----------      ----------      -----------      -----------
         TOTAL OTHER EXPENSE                           3,693,969       3,251,157       10,897,544        9,351,536
                                                      ----------      ----------      -----------      -----------

         INCOME BEFORE INCOME TAX EXPENSE              1,343,348       1,177,536        3,969,268        3,594,629

INCOME TAX EXPENSE                                       474,900         370,700        1,404,500        1,156,100

                                                      ----------      ----------      -----------      -----------
         NET INCOME                                   $  868,448      $  806,836      $ 2,564,768      $ 2,438,529
                                                      ==========      ==========      ===========      ===========

BASIC EARNINGS PER SHARE                              $     0.20      $     0.19      $      0.58      $      0.56
DILUTED EARNINGS PER SHARE                            $     0.19      $     0.17      $      0.55      $      0.53

                (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                                   (Unaudited)


                                                                                                      Accumulated
                                                                                                         Other
                                                                                                     Comprehensive
                                                                                                        Income -
                                                                                                         Market
                                                                   Comprehensive      Retained         Valuation         Common
                                                      Total            Income         Earnings          Reserve           Stock
                                                 -------------- ------------------ -------------- ------------------- -------------
Balance at December 31, 1997                       $24,563,557                       $17,668,290           $(49,000)      $437,195

Comprehensive Income
     Net Income                                      2,564,768          2,564,768      2,564,768
     Other comprehensive income, net of tax:
            Unrealized gains on securities,
                net of tax expense of $216,000         359,000            359,000                           359,000
                                                                -----------------
Comprehensive income                                                    2,923,768
                                                                -----------------
Common stock issued                                    638,101                                                               7,020
Dividends declared on common stock, $.30 per
         share                                      (1,330,284)                       (1,330,284)
                                                --------------                     -------------  ------------------  ------------

Balance at September 30, 1998                      $26,795,142                       $18,902,774            $310,000      $444,215
                                                ==============                     =============  ==================  ============




                                                --------------  -----------------  -------------  ------------------  ------------
Balance at December 31, 1996                       $22,620,917                       $16,207,233           $(158,751)     $432,236

Comprehensive Income
     Net Income                                      2,438,529          2,438,529      2,438,529
     Other comprehensive income, net of tax:
            Unrealized gains on securities,
                net of tax expense of $65,658          109,751            109,751                            109,751
                                                                -----------------
Comprehensive income                                                    2,548,280
                                                                -----------------
Common stock issued                                    256,766                                                               4,659
Dividends declared on common stock, $.30 per
         share                                      (1,307,606)                       (1,307,606)
                                                --------------                     -------------  ------------------  ------------

Balance at September 30, 1997                      $24,118,357                       $17,338,156           $ (49,000)     $436,895
                                                ==============                     =============  ==================  ============




                                                   Surplus
                                                ------------
Balance at December 31, 1997                      $6,507,072

Comprehensive Income
     Net Income
     Other comprehensive income, net of tax:
            Unrealized gains on securities,
                net of tax expense of $216,00

Comprehensive income

Common stock issued                                  631,081
Dividends declared on common stock, $.30 per
         share
                                                ------------

Balance at September 30, 1998                     $7,138,153
                                                ============




                                                ------------
Balance at December 31, 1996                      $6,140,199

Comprehensive Income
     Net Income
     Other comprehensive income, net of tax:
            Unrealized gains on securities,
                net of tax expense of $65,658

Comprehensive income

Common stock issued                                  252,107
Dividends declared on common stock, $.30 per
         share
                                                ------------

Balance at September 30, 1997                     $6,392,306
                                               =============


                            TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                     For the nine month period ended September 30,
                                                                                 1998               1997
                                                                            -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                  $  2,564,768       $  2,438,529
Adjustments to reconcile net income to net cash provided by operating activities:
              Net amortization of investments                                      2,982             80,691
              Amortization of intangible assets                                   45,762             60,816
              Depreciation of premises and equipment                             746,748            611,325
              Compensation paid thru issuance of common stock                    214,575                  -
              Provision for loan losses                                          270,000            225,000
              Deferred income tax provision (benefit)                            (51,832)           (66,606)
              Deferred net loan fees                                            (108,646)           (17,087)
              Investment securities (gains), net                                  (3,870)           (10,664)
              Gain on sales of premises and equipment                             (1,082)            (2,559)
              Gain on sales of government guaranteed loans, net                 (880,793)          (211,103)
              Increase in interest receivable                                   (715,129)          (185,595)
              Increase (decrease) in interest payable                            245,631             (4,167)
              Increase in intangible assets                                      (34,299)           (24,959)
              Decrease in other assets                                           350,467            672,181
              Increase in other liabilities                                    1,337,618            868,997
                                                                            ------------       ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                               3,982,900          4,434,799
                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                          (34,817,053)       (17,870,735)
Sales of investment securities available for sale                              6,217,110          5,083,985
Repayments of principal and maturities of investment securities
     available for sale                                                        2,283,468         10,501,448
Maturities of investment securities held to maturity                          11,000,000          5,750,000
Proceeds from sales of government guaranteed loans                             9,674,797          5,545,164
Loans originated or acquired, net of principal repayments                    (40,285,834)       (27,048,748)
Purchase of Small Business Consultants Inc.                                            -           (275,000)
Net cash received in purchase of branch from Coconut Grove Bank                9,672,205                  -
Purchases of premises and equipment                                           (2,509,655)        (1,697,917)
Sales/conversion of premises and equipment                                         3,140             33,025
                                                                            ------------       ------------
              NET CASH USED BY INVESTING ACTIVITIES                          (38,761,822)       (19,978,778)
                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities sold
     under agreements to repurchase                                            3,097,691         (9,218,219)
Net increase in demand, money market and savings accounts                     20,180,522         37,497,189
Time deposits accepted, net of repayments                                      2,626,399        (10,739,669)
Proceeds from exercise of stock options                                          302,867            256,766
Cash dividends paid                                                           (1,323,264)        (1,302,947)
                                                                            ------------       ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                              24,884,215         16,493,120
                                                                            ------------       ------------

NET INCREASE  (DECREASE)
     IN CASH AND CASH EQUIVALENTS                                             (9,894,707)           949,141


CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                      24,829,285         13,919,935
                                                                            ------------        -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                          $ 14,934,578        $14,869,076
                                                                            ============        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
         Interest                                                           $  7,006,189        $ 5,790,119
         Income taxes paid                                                  $  1,420,000        $ 1,220,000

In July 1998, $11,898,815 of investment securities held to maturity were transferred to investment securities available for sale (see note 7).

The Company purchased the banking facilities and assumed the Homestead deposit base of the Coconut Grove Bank. In connection with the acquisition, cash received from the seller is calculated as follows:


                          Deposit liabilities assumed                              $11,919,139
                          Less cash paid
                          for:
                                   Premises and equipment                              818,140
                                   Core deposit premium                              1,428,794
                                                                                   -----------
                          Net cash received from seller                            $ 9,672,205
                                                                                   ===========







                           (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1998. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1997.

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

Major classifications of loans are as follows:


                                                     September 30, 1998         December 31, 1997
                                                     ------------------         -----------------
Commercial, financial and agricultural                  $138,129,087               $123,787,065
Real estate - construction                                 7,272,577                 10,010,565
Real estate - individual                                  59,165,701                 42,598,799
Installment and simple interest dividend                  12,243,395                  9,695,260
Other                                                        898,525                    186,905
                                                        ------------               ------------
       Total loans                                       217,709,285                186,278,594
Net deferred loan fees                                       423,845                    532,491
                                                        ------------               ------------
       Loans, net of deferred loan fees                 $217,285,440               $185,746,103
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

Activity in the allowance for loan losses for the nine months ended September 30, 1998 and September 30, 1997 follows:


                                                September 30,          September 30,
                                                    1998                   1997
                                               ---------------        --------------
Balance, January 1                              $ 2,201,974            $ 1,929,719
Provision charged to expense                        270,000                225,000
Loans charged off                                   (66,650)               (32,902)
Recoveries of loans previously charged off            5,511                 11,225
                                                ===========            ===========
Balance, September 30                           $ 2,410,835            $ 2,133,042
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

The amortized cost and estimated market value of investment securities held-to-maturity at September 30, 1998 and December 31, 1997 are presented below:


                                                                       September 30, 1998
                                            ----------------   ----------------- ----------------  ----------------
                                                Amortized         Unrealized        Unrealized          Market
                                                   Cost              Gains            Losses             Value
                                            ----------------   ----------------- ----------------  ----------------
U.S. Treasury Securities                       $14,083,288        $  349,348         $    -          $14,432,636
U.S. Government agencies and corporations       33,164,185           733,023              -           33,897,208
Other investments                                  908,100                 -              -              908,100
                                               ===========        ==========         ======          ===========
                                               $48,155,573        $1,082,371         $    -          $49,237,944
                                               ===========        ==========         ======          ===========



                                                                       December 31, 1997
                                             --------------    ----------------- ----------------------------------
                                                Amortized         Unrealized       Unrealized           Market
                                                   Cost              Gains           Losses             Value
                                             --------------    ----------------- ----------------------------------
U.S. Treasury Securities                       $15,978,285         $157,355        $       -         $16,135,640
States and political subdivisions                7,373,701          293,750                -           7,667,451
U.S. Government agencies and corporations       12,001,487           20,693           15,480          12,006,700
Other investments                                  864,600                -                -             864,600
                                               ===========         ========        =========         ===========
                                               $36,218,073         $471,798        $  15,480         $36,674,391
                                               ===========         ========        =========         ===========

The amortized cost and estimated market value of investment securities available for sale at September 30, 1998 and December 31, 1997 are presented below:

                                                                       September 30, 1998
                                             ---------------------------------------------------------------------
                                                Amortized         Unrealized       Unrealized           Market
                                                   Cost              Gains           Losses             Value
                                             ----------------  ---------------- ----------------  ----------------
U.S. Treasury Securities                       $ 5,028,704         $ 39,246        $         -       $ 5,067,950
States and political subdivisions               11,907,072          440,523                  -        12,347,595
Mortgage-backed securities                       4,544,724           14,935             11,732         4,547,927
Other debt securities                              449,808           13,028                  -           462,836
                                               ===========         ========        ===========       ===========
                                               $21,930,308         $507,732        $    11,732       $22,426,308
                                               ===========         ========        ===========       ===========


                                                                            December 31, 1997
                                                   -------------------------------------------------------------
                                                      Amortized       Unrealized     Unrealized      Market
                                                         Cost            Gains         Losses         Value
                                                   --------------- -------------- -------------- ---------------
U.S. Treasury Securities                            $  9,044,333       $      -      $  33,753     $  9,010,580
Mortgage-backed securities                             9,056,448         20,064         88,253        8,988,259
Other debt securities                                    449,664         22,942              -          472,606
                                                    ============       =========      =========    ============
                                                    $ 18,550,445       $ 43,006      $ 122,006     $ 18,471,445
                                                    ============        ========     ==========    ============


Other investments at September 30, 1998 and December 31, 1997 consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta. Other debt securities at September 30, 1998 and December 31, 1997 consist of corporate debt securities.


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

The reconciliation of basic earnings per share to diluted earnings per share is as follows:


                                                    Net Earnings     Common Shares  Per Share Amount
                                                    ------------     -------------  ----------------
For the three months ended September 30, 1998:
    Basic earnings per common share                  $  868,448        4,442,145        $   .20
    Effect of dilutive stock options                          -          188,376           (.01)
                                                     ----------        ---------        -------
         Diluted earnings per common share           $  868,448        4,630,521        $   .19
                                                     ==========        =========        =======
For the three months ended September 30, 1997:
    Basic earnings per common share                  $  806,836        4,360,066        $   .19
    Effect of dilutive stock options                          -          326,415           (.02)
                                                     ----------        ---------        -------
         Diluted earnings per common share           $  806,836        4,686,481        $   .17
                                                     ==========        =========        =======

For the nine months ended September 30, 1998:
    Basic earnings per common share                  $2,564,768        4,417,394        $   .58
    Effect of dilutive stock options                          -          218,456           (.03)
                                                     ----------        ---------        -------
         Diluted earnings per common share           $2,564,768        4,635,850        $   .55
                                                     ==========        =========        =======
For the nine months ended September 30, 1997:
    Basic earnings per common share                  $2,438,529        4,348,999        $   .56
    Effect of dilutive stock options                          -          261,333           (.03)
                                                     ----------        ---------        -------
         Diluted earnings per common share           $2,438,529        4,610,332        $   .53
                                                     ==========        =========        =======


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

Total options granted, exercised, and expired during the nine months ended September 30, 1998 were 70,500, 53,525, and 25,150, respectively.


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

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, early adoption is allowed. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company adopted the new standard as of July 1, 1998. The effect on the financial statements at July 1, 1998 which resulted from the transfer of certain investment securities from the held to maturity category to the available for sale category was an increase in other comprehensive income market valuation reserve of approximately $176,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corporation (the "Company") as reflected in the unaudited consolidated statement of condition as of September 30, 1998, and statements of income for the three months and nine months ended September 30, 1998.

The Company's net income of $868,448 for the third quarter of 1998 was a 7.6% increase compared to $806,836 for the same period last year. The increase in net income is attributed to an increase of $284,628, or 9.0%, in net interest income; an increase of $338,996, or 25.3%, in other income; offset by an increase of $15,000 in the provision for loan losses; an increase in other expense of $442,812, or 13.6%; and an increase in income tax expense of $104,200 or 28.1%. Net income for the nine months ended September 30, 1998 was $2,564,768 up 5.2% from $2,438,529 for the comparable period in 1997. Basic and diluted earnings per share for the third quarter of 1998 were $0.20 and $0.19 respectively as compared to $0.19 and $0.17 per share in the previous year's quarter. Basic and diluted earnings per share for the nine months ended September 30, 1998 were $0.58 and $0.55 respectively compared to $0.56 and $0.53 for the corresponding period ended September 30, 1997. Book value per share increased to $6.03 at September 30, 1998 from $5.62 at December 31, 1997. The Company paid a quarterly dividend of $0.10 per share in the first, second, and third quarters of 1998 and 1997.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the nine months ended September 30, 1998 was 13.4% on average equity of $25,594,208, compared to 13.8% on average equity of $23,539,863 for the same period in 1997. Annualized return on average assets of $307,970,160 for the nine months ended September 30, 1998 was 1.11%, compared to 1.28% on average assets of $254,654,858 for the same period in 1997.

Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, and other short-term borrowings. Net interest income increased 7.7% to $10.2 million, in the nine months ended September 30, 1998 as compared to the same period last year primarily as a result of a higher level of earning assets. A decrease in net interest margins on a percentage basis is currently being more than compensated for by volume increases. This decrease in margins is partly due to a general trend in the banking industry but also is a reflection of management's decision to be very competitive in both loan and deposit pricing. The Company's ability to sell multiple products and services to individuals and businesses allows the growth of overall profits in spite of lower net interest margins. This is consistent with management's goal to diversify and enhance non-interest bearing sources of income. Interest from loans increased to $13.6 million for the first nine months of 1998 compared to $12.5 million for the comparable period last year. The establishment of a very competitive money market account at the end of 1996 has continued to attract substantial deposits and has increased interest expense. The Company's net interest margin declined to 4.91% in the first nine months of 1998 compared to 5.42% in the first nine months of 1997.

Provision for loan losses increased slightly to $270,000 from $225,000 for the respective first nine months of 1998 and 1997 due to increased loan growth. Gross charged off loans for the first nine months were $66,650 offset by recoveries of $5,511, resulting in an annualized net charge-off rate of 0.04% of total loans. This compares to net charge offs during the same period last year of $21,677. At September 30, 1998, the Company had aggregate non-accrual loans of $381,548 compared to $272,949 at December 31, 1997. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.18% at September 30, 1998 compared to 0.15% at December 31, 1997.

Other income increased $1,239,308 to $4,948,946 for the nine month period ended September 30, 1998 from $3,709,638 in the comparable period last year. The substantial improvement in this category is primarily attributable to the establishment of two new subsidiaries of TIB Bank of the Keys in 1997 which are now fully functioning: TIB Investment & Insurance Center, Inc. and TIB Government Loan Specialists, Inc. Retail sales of investment products brought in commissions to the Company of $347,704 during the first nine months of 1998 as compared to $225,886 for the first nine months of 1997. Gains on sales of government guaranteed loans went from $260,148 during the first nine months of 1997 to $880,793 during the first nine months of 1998. Mortgage loan origination fees also increased $105,818. Other expense increased 16.5% in the first nine months of 1998 as compared to the prior year period, partly as a result of the personnel and other costs associated with the two new subsidiaries of the Bank. Also, other expense reflects increases in computer services, interchange fees, commissions on mortgage loan originations and other general salary expense increases in the first nine months of 1998 as compared to the same period in 1997.

Total assets at September 30, 1998 were $319,483,766, up from total assets of $277,958,820 at December 31, 1997. Loans net of deferred loan fees increased $31,539,337 for the first nine months of 1998 from year end 1997. Also, in the same period, investment securities increased $15,892,363, while federal funds sold decreased $12,275,000. Intangible assets increased $1,417,331 from year end 1997 primarily as the result of the purchase on September 25th of the Homestead banking facilities and Homestead deposit base of Coconut Grove Bank. This purchase resulted in the creation of $1,428,794 in core deposit intangible representing the 12% premium paid for this deposit base.

At September 30, 1998, the Company had $5,104,869 in short-term borrowings compared to $2,007,178 at December 31, 1997. Short-term borrowings include $2,978,000 in federal funds purchased, $178,360 in securities sold under agreements to repurchase and $1,948,509 in Treasury tax deposits. This increase in short-term borrowings reflects the effects of seasonal outflows of deposits. Also, hurricane Georges resulted in a temporary decrease in liquidity at the end of September.

The Company's subsidiary TIB Software and Services, Inc. entered into purchase agreements with two unrelated parties to acquire an aggregate 30% interest in ERAS Joint Venture (the "Venture") in exchange for a total cash consideration of $757,605. These purchases were approved by the Board of Governors of the Federal Reserve System and were consummated on October 20, 1998. The Venture's primary business is item processing and the design, development, installation and maintenance of accounting software for financial institutions.

YEAR 2000

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs and equipment to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During 1997, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the year 2000 problem and if necessary, implement new systems to become year 2000 compliant in a timely manner. The cost of executing this plan is not expected to have a material impact on the Company's results of operations or financial condition. Year 2000 efforts are progressing as scheduled. All mission critical vendors and servicers have been identified. Certifications/assurances have been received from major data processing and item processing vendors. Independent testing of all mission critical systems commenced in June 1998 and will be completed as scheduled no later than June 1999.

The Bank has evaluated most of its significant borrowers and does not believe the year 2000 problems should, on an aggregate basis, impact their ability to make payments to the Bank. The Bank is monitoring its service bureau to evaluate whether the bureau's data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Bank's service bureau fails, the Bank will calculate loan and deposit balances and interest using manual ledgers. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that it would be able to operate in this manner indefinitely, until its existing service bureau is able to again provide data processing services.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations establish minimum requirements for risk-based capital of 4% for core capital (tier I), 8% for total risk-based capital and 3% for the leverage ratio. At September 30, 1998, the Company's tier I risk-based capital was 11.1% and total risk-based capital was 12.1%, compared to 12.7% and 13.8% at year-ended December 31, 1997, respectively. At September 30, 1998, the Company's leverage ratio was 8.1% compared to 9.5% at December 31, 1997. This change is due to strong asset growth exceeding a smaller increase in retained earnings.

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

Part II.   OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 - Financial Data Schedule (SEC use only)
          (b) There were no reports filed on Form 8-K for the quarter ended September 30, 1998

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        TIB FINANCIAL CORP.

Date:    November 13, 1998              /s/ EDWARD V. LETT
                                        ---------------------
                                        Edward V. Lett
                                        President and Chief Executive Officer