Form 10-K405
period 1998-12-31
TIB FINANCIAL CORP
filed 1999-03-30
CIK 1013796

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

  For the fiscal year                                     Commission file number
ended December 31, 1998                                           000-21329


                              TIB FINANCIAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

         Florida                                               65-0655973
(State of Incorporation)                                    (I.R.S. Employer
                                                           Identification No.)
       99451 Overseas Highway
         Key Largo, Florida                                     33037-7808
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1999 was $32,072,659 based on $10.875 per share as of March 22, 1999.

The number of shares outstanding of issuer's class of common stock at March 22, 1999 was 4,376,695 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1998 fiscal year end are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS
                                     PART I


                                                                                                    Page
ITEM 1.           BUSINESS...................................................................         1

ITEM 2.           PROPERTIES.................................................................         8

ITEM 3.           LEGAL PROCEEDINGS..........................................................         9

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS...........................................................         9

                                                       PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS................................................         9

ITEM 6.           SELECTED FINANCIAL DATA....................................................        10

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION...............................        11

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .................        31

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................        32

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.......................................................        68

                                                      PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS
                  OF THE REGISTRANT..........................................................        68

ITEM 11.          EXECUTIVE COMPENSATION.....................................................        68

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT...........................................        68

ITEM 13.          CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS.......................................................        68






                                                     PART IV                                     Page
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K.........................................................69

SIGNATURES        ..............................................................................70-71



CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of TIB Financial Corp. (the "Company") to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company's market area and elsewhere. All forward looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I


ITEM 1.  BUSINESS


TIB Financial Corp. (the "Company"), Key Largo, Florida, was incorporated as a Florida business corporation in February 1996, for the purpose of becoming a bank holding company by acquiring all of the common stock of TIB Bank of the Keys (the "Bank"), Key Largo, Florida. Following the receipt of approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Company became a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act") upon the acquisition of all of the Common Stock of the Bank on August 31, 1996.

The Company is authorized to engage in any activity permitted by law to a Florida corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies.

The Bank was incorporated under the laws of the State of Florida on December 28, 1973, for the purpose of conducting the business of commercial banking. The Bank commenced commercial banking operations on February 1, 1974. The deposits at the Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC").

The Bank conducts a general commercial banking business in its primary service area, Monroe County, Florida, emphasizing the banking needs of individuals, professionals and business customers. The Company and the Bank conduct business from the main office of the Bank located at 99451 Overseas Highway, Key Largo, Florida 33037-7808. The Bank also conducts business from its ten branch locations throughout the Florida Keys from Key Largo to Key West and South Dade County Florida.

The principal business of the Bank is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans its primary service area. As of December 31, 1998, the Bank had total assets of approximately $354.5 million, total deposits of approximately $325.1 million and total shareholders' equity of approximately $25.4 million.

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

The Bank seeks to concentrate its deposits and loan efforts within Monroe and South Dade Counties, Florida, its primary service area. The primary factors in competing for deposits are interest rates, the range of financial services offered, service, convenience of office locations and flexible office hours. Direct competition for such deposits comes from other commercial banks, savings institutions, credit unions, brokerage firms and money market funds.

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

The primary factors in competing for loans are interest rates, loan origination fees and the range of lending services offered. Competition for origination of loans normally comes from other commercial banks, savings institutions, credit unions and mortgage banking firms. Such entities may have competitive advantages as a result of greater resources and higher lending limits (by virtue of their greater capitalization). There are also smaller financial institutions that compete for the same market. The bank seeks to attract customers with its products and services which are tailored to the needs of the customers. Management seeks to emphasize a high degree of personalized client service in order to be able to better meet the banking needs of its customers.

The Bank's loan portfolio at December 31, 1998 contained approximately 28% real estate loans, 67% commercial loans and 5% consumer loans. Approximately 86% of all loans outstanding are secured by real estate. The Bank's loan to deposit ratio at December 31, 1998 was approximately 75.9%.

In addition to interest income from the Bank's lending operations, the other major sources of income for the Bank are fees collected on loans, interest on investment securities and service charges on deposit accounts, gains on sales of government guaranteed loans, and merchant bankcard processing income. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

The Bank engages through a wholly-owned subsidiary, TIB Investment & Insurance Center, Inc. ("TIB Investment"), in the retail sale of nondeposit investment products such as variable and fixed rate annuities, mutual funds and other products. The Bank has entered into an agreement with Linsco/Private Ledger Corp., a third-party provider which trains and supervises employees of the Bank or TIB Investment in the sale of these products from various offices of the Bank.

The Bank also engages through a wholly-owned subsidiary, TIB Government Loan Specialists, Inc., in the origination and sale of the government guaranteed portion of loans that qualify for government guaranteed loan programs such as those offered by the Small Business Administration and the U.S. Department of Agriculture Rural Development Business and Industry Program.

In the third and fourth quarters of 1998, the Company acquired a 30% interest in ERAS JV for $791,216. This Company specializes in cash item processing for depository institutions and customized software for the financial industry. The Company has also contracted to begin using ERAS JV for the bank's data processing needs starting at the end of the first quarter of 1999.

Additionally, the Company has the option to acquire a 50% interest in Professional Protective Insurance Company (PPIC) during the next three years. PPIC writes homeowners insurance; initially assuming business from the State of Florida property fund, known as the FRPC-JUA. PPIC's goal is to develop a significant presence in the Florida insurance market.

The Bank's business plan relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of consumers, professionals and businesses customers in the community. All banking services are continually evaluated with regard to their profitability and efforts are made to modify the Bank's business plan if deemed appropriate.

EMPLOYEES

As of December 31, 1998, the Bank employed 178 full-time employees and 13 part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.


SUPERVISION AND REGULATION

REGULATION OF THE BANK. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC, and also to the regulations of the Florida Department of Banking and Finance (the "DBF") and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, branching, issuances of securities, payment of dividends, payment of interest rates, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service. Florida law permits banks to branch on a statewide basis. Therefore, the Bank has the ability to expand its market presence in Monroe County, Florida or into other markets in Florida.

The FDIC has adopted risk-based capital guidelines for all FDIC insured state chartered banks that are not members of the Federal Reserve System. These guidelines require all banks to maintain a minimum ratio of total capital to risk weighted assets of 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital of state chartered banks (as defined in regulations) generally consists of (i) common stockholders equity; (ii) noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. At December 31, 1998, the Bank exceeded the minimum Tier 1, risk-based and leverage capital ratios. The table which follows set forth certain capital information for the Bank as of December 31, 1998.


                                CAPITAL ADEQUACY
                             (Dollars in thousands)

                               December 31, 1998
                              ---------------------
                              Amount        Percent
                              ------        -------
Leverage Ratio:

     Actual                   $23,676        7.6%
     Minimum Required (1)     $ 9,413        3.0%

Risk-Based Capital:
Tier 1 Capital

     Actual                   $23,676        9.4%
     Minimum Required         $10,108        4.0%

Total Capital

     Actual                   $26,193       10.4%
     Minimum Required         $20,217        8.0%


(1) Represents the highest regular minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio. See below regarding the consequences of failing to meet specified capital standards.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions which established among other things, the following five capital standard categories for depository institutions: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued uniform regulations, which, among other things, define the capital levels described above. Under the regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio for 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An "undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 3%. A "significantly undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3% and a bank is "critically undercapitalized" if the bank has a leverage ratio equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 1998, the Bank met the definition of a "well capitalized" institution.

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

The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and all of the federal banking agencies have issued an Interagency Policy Statement on discrimination in Lending which provides guidance to financial institutions as to what the agencies consider in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices.


REGULATION OF THE COMPANY. The Company is a bank holding company within the meaning of the Act. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Board may require pursuant to the Act. The Federal Reserve may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Federal Reserve prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank.

The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any nonbanking business (other than a business closely related to banking as determined by the Federal Reserve) or from managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Federal Reserve. The Federal Reserve is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern.

As a bank holding company, the Company is subject to capital adequacy guidelines established for bank holding companies by the Federal Reserve. The minimum required ratio for total capital to risk weighted assets is 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Federal Reserve) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Federal Reserve's guidelines. The Federal Reserve's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets, the guidelines apply on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Federal Reserve has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states authorize such transactions. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions. As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states.

Florida has enacted the Florida Interstate Branching Act (the "Florida Branching Act"), which permits interstate branching through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the DBF, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

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

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank. In addition, a bank holding company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

The Federal Reserve has adopted certain provisions implementing The Economic Growth and Regulatory Paperwork Reduction Act of 1996. Among other things, these provisions reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well-managed bank holding companies; expand the list of nonbanking activities permitted to bank holding companies; reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products and services with their affiliates.

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

The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977 (the "CRA") and the federal banking agencies' regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

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

In addition, a financial institution has the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution is required to obtain the prior approval of its federal regulator.

The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial non-compliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Bank's most recent CRA examination in July 1998, the Bank received an "outstanding" CRA rating.

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

MONETARY POLICY

Earnings of the Company are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has an important impact on the operating results of banks and other financial institutions through its power to implement national monetary policy. The methods used by the Federal Reserve include setting the reserve requirements of banks, establishing the discount rate on bank borrowings and conducting open market transactions in United States Government securities.

FDIC INSURANCE ASSESSMENTS

The FDIC has regulations that provide for a risk-based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the BIF.

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

The Bank has been informed by the FDIC that it has been classified as well capitalized and in the lowest risk category and will be assessed accordingly for 1999.

STATISTICAL INFORMATION

Certain statistical information is found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.


ITEM 2.  PROPERTIES

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

The Bank's ten branches are located at 28 N.E. 18th Street in Homestead; 777 Krome Avenue in Homestead; 103300

Overseas Highway in Key Largo; 91980 Overseas Highway in Tavernier; 80900 Overseas Highway in Islamorada; 110401 Overseas Highway in Marathon Shores; 2135 Overseas Highway in Marathon; Mile Marker 30.4 Big Pine Key; 330 Whitehead Street in Key West; and 3322 N. Roosevelt Drive, Searstown Key West; Florida. One of the Bank's ten branch locations is leased under an operating lease and the main office and the remaining branch properties are owned by the Bank. The lease on the Key West branch located at Searstown is continuing on a month to month basis until a new facility is constructed less than one mile from the existing office.

The Bank also owns three other properties. The Bank owns a one-story building containing approximately 5,000 square feet on a one-half acre lot located at 100210 Overseas Highway, Key Largo. This building is leased to other businesses. The Bank owns a three-story building at 228 Atlanta Boulevard, Key Largo, Florida, consisting of approximately 3,000 square feet that is utilized by the Bank primarily for the loan operations, human resources and marketing departments. Finally, the bank owns property at 3618 N. Roosevelt Boulevard in Key West where the renovation of an existing structure into a branch bank will be completed in the second quarter of 1999.


ITEM 3.  LEGAL PROCEEDINGS

While the Company and the Bank are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company or the Bank that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1998.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

As of December 31, 1998, there were approximately 425 shareholders of record and 4,399,795 shares of the Company's common stock outstanding. On June 18, 1997, the Company's $0.10 par value common Stock became listed on the Nasdaq National Market System under the symbol "TIBB." Prior thereto, the Company's common stock had not been traded on an established trading market, so there had been limited trading. The following table sets forth the high and low sale prices per share for the Company's common stock on the Nasdaq National Market for each quarter beginning with the quarter ended June 30, 1997, and high and low sales price information for the common stock for each quarter prior thereto in which trading has occurred since January 1, 1997:



Quarter Ended                            1998                           1997
                                  ---------------------           ----------------------
                                   High           Low              High            Low
                                  ------         ------           ------          ------
March 31                          $14.38         $12.13           $ 9.17          $ 9.00
June 30                            14.88          12.19            17.50            9.00
September 30                       12.50          10.56            15.50           12.75
December 31                        11.38          10.00            14.75           13.25


Management believes that all of the above sales for the period prior to June 18, 1997, were between individuals or entities who had differing reasons and degrees of motivation for their purchases and sales. Further, there may have been sales between private individuals during such period who did not present the shares for transfer on the Company's transfer books.

For the year ended December 31, 1998, the Company paid cash dividends to shareholders in the amount of $.10 per share for the first three quarters and $.1025 per share for the last quarter ($.4025 in the aggregate). The Company paid quarterly cash dividends to shareholders in the amount of $.10 per share ($.40 in the aggregate) for the year ended December 31, 1997. The only source of funds presently available to the Company for the payment of cash dividends is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the appropriate regulatory authorities. Information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in Note 11 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof. The Company expects that comparable cash dividends will continue to be paid in the future, although no assurance can be given that further dividends will be declared by the Company, or if declared, what the amount of the dividends will be.

In the fourth quarter of 1998 the Company purchased 50,000 shares of common stock through one of its market makers at an average price of $11.16 per share. Also, the Company authorized the purchase of an additional 50,000 shares beginning in the first quarter of 1999. As of March 30, 1999, 35,000 shares had been purchased at an average cost of $11.07.


ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 1998, 1997, 1996, 1995, and 1994 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. During 1996, TIB Financial Corp. ("Company") was formed providing for a reorganization whereby TIB Bank of the Keys ("Bank") became a wholly-owned subsidiary of TIB Financial Corp. The transaction was accounted for on a historical cost basis similar to a pooling of interest and, accordingly, the following selected consolidated financial data was prepared as if the reorganization occurred January 1, 1994. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



DOLLARS IN THOUSAND, EXCEPT PER SHARE DATA                                      AS OF DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data                                           1998          1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------------
Total Assets                                               $355,476      $277,959      $241,051      $219,567      $208,607
Investment Securities                                        66,001        54,690        50,878        60,961        65,347
Gross Loans                                                 246,668       186,279       165,151       139,061       124,199
Allowance for loan losses                                     2,517         2,202         1,930         1,701         1,567
Deposits                                                    325,057       248,822       204,984       192,458       190,147
Stockholders' Equity                                         26,568        24,564        22,621        21,063        16,888


                                                                              YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------
Statement of Income Data                                     1998          1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------------
Interest income                                              23,705        20,558        18,503        17,525        15,179
Interest expense                                              9,915         7,876         6,507         6,253         4,959
Net interest income                                          13,790        12,682        11,996        11,272        10,220
Provision for loan losses                                       360           300           240           135           120
Net interest income after provision for loan losses          13,430        12,382        11,756        11,137        10,100
Non-interest income (2)                                       6,399         5,319         3,784         3,273         2,311
Non-interest expense (2)                                     14,502        12,776        10,748         9,818         8,352
Income tax expense                                            1,886         1,719         1,589         1,591         1,373
Net Income                                                    3,441         3,206         3,203         3,001         2,686

                                      10


Per Share Data (1)
------------------------------------------------------
Book value per share at year end                              $6.04         $5.62         $5.23         $4.95         $4.03
Basic earnings per share                                       0.78          0.74          0.75          0.71          0.65
Diluted earnings per share                                     0.74          0.70          0.72          0.69          0.65
Basic weighted average common equivalent shares
         outstanding                                      4,415,949     4,354,547     4,280,712     4,246,218     4,160,994
Diluted weighted average common equivalent shares
         outstanding                                      4,624,380     4,602,375     4,424,676     4,352,838     4,160,994
Dividends declared                                          $0.4025         $0.40         $0.39         $0.25         $0.21

Ratios
------------------------------------------------------
Return on average assets                                       1.10%         1.25%         1.40%         1.40%         1.31%
Return on average equity                                      13.31%        13.52%        15.89%        17.00%        17.11%
Average equity/average assets                                  8.23%         9.22%         8.79%         8.23%         7.67%
Net interest margin                                            4.88%         5.42%         5.83%         5.85%         5.53%
Dividend payout ratio                                         51.65%        54.33%        52.12%        35.37%        32.54%
Non-performing assets/total loans and other real
         estate                                                0.21%         0.15%         0.26%         0.06%         0.31%
Allowance for loan losses/total loans                          1.02%         1.18%         1.17%         1.22%         1.26%
Allowance for loan losses/nonperforming assets               483.28%       806.73%       448.84%     2,074.39%       405.96%
Non-interest expense/net interest income and
         non-interest income                                  71.83%        70.98%        68.11%        67.50%        66.65%


(1) Stock splits in 1997 and 1996 have been retroactively reflected in the per share data and weighted-average common equivalent and diluted shares outstanding as if they occurred January 1, 1994.
(2) Noninterest income has been adjusted for all years presented to show the gross income from the various activities. Costs which have previously been netted against noninterest income have been included in noninterest expense for all years presented.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

During 1996, TIB Financial Corp. ("Company") was formed providing for a reorganization whereby TIB Bank of the Keys ("Bank") became a wholly-owned subsidiary of TIB Financial Corp. The transaction was accounted for on a historical cost basis similar to a pooling of interests and, accordingly, Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements have been restated to reflect the reorganization as occurring at the beginning of the first period presented. In 1997, the Bank formed two subsidiaries, the first on June 13, 1997, when the Bank acquired the assets of Small Business Consultants, Inc., a Florida corporation specializing in the government guaranteed loan consulting business. On July 31, 1997, the Bank formed TIB Investment & Insurance Center, Inc. for the purpose of selling investment products to the public. During the third and fourth quarters of 1998 the Company acquired a 30% interest in ERAS JV, a joint venture computer software, item and data processing company. ERAS JV currently processes the cash items for the bank and in 1999 will become the bank's data processing provider.

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

In 1998, the banking industry trends nationwide of consolidation and pressure on net interest margins continued. In the Bank's market of South Dade and Monroe Counties the final chapter in the NationsBank acquisition of Barnett Banks with the required branch divestitures, contributed to the Bank's ability to grow deposits and market share. This growth was also aided by the Bank's purchase of a branch facility in Homestead, Florida with approximately $12 million in deposits. The Bank's consistent response to increasing rate competition for both loans and deposits has been to meet that competition and try to maintain overall profitability by leveraging existing resources and maximizing cross-selling opportunities. The Bank utilizes greater activity with core banking products which increases its exposure to potential customers for other products.

PERFORMANCE OVERVIEW

The Company achieved record net income of $3.4 million in 1998 representing a $235,000 or a 7.3% increase over the prior year. Management attributes the results to an 8.7% increase in net interest income primarily caused by strong loan growth, along with a 20.3% increase in non-interest income offset by a 25.9% increase in interest expense and a 13.5% increase in non-interest expenses. Net income of $3.2 million in 1997 represented a $3,000 or 0.1% increase over 1996.

Reported basic earnings per share for 1998 was $.78 compared to $.74 in 1997. Basic weighted-average common equivalent shares outstanding in 1998 were 4,415,949 compared to 4,354,547 in 1997. This increase resulted from the exercise of stock options and the award of compensation paid through the issuance of common stock, partially offset by Company stock repurchases.

Diluted earnings per share for 1998 was $0.74 compared to $0.70 in 1997. Diluted weighted-average common equivalent shares outstanding in 1998 were 4,624,380 compared to 4,602,375 in 1997. The increase is attributed to the exercise of stock options, the award of compensation paid through the issuance of common stock, and the effect of additional options granted in 1998.

Total assets of the Company at December 31, 1998 were $355.5 million compared to $278.0 million at the previous year end, reflecting an increase of 27.9%. Asset growth was funded by an increase in deposits of 30.6%, or $76.2 million in 1998. A continuing source of deposits was from an investment vehicle introduced in 1997, a prime rate indexed Money Market account, that resulted in growth of $45.2 million by year end. Much of this deposit growth was absorbed by funding of the loan portfolio growth. The Company's total loan volume increased 32.4%, or $60.4 million, to $246.7 million at year end 1998 compared to $186.3 million at December 31, 1997. During the last four years the Company's loans outstanding have grown at a rate of 18.7% compounded annually.

Net interest income in 1998 increased 8.7%, or $1.1 million, to $13.8 million from $12.7 million reported in 1997. The Company's interest margin declined from 5.42% to 4.88%. This decline resulted from the Company's decision to be aggressive in an increasingly competitive deposit and loan market. Non-performing assets increased to 0.21% of total loans from 0.15% at year end 1997. Non-interest income increased $1.1 million to $6.4 million in 1998. The increase consisted primarily of a $92,000 increase in service charges on deposit accounts, $549,000 increase in gains on sales of government guaranteed loans, $97,000 increase in fees on mortgage loans sold at origination, $100,000 increase in retail investment services, and $120,000 increase in net gains on investment securities. Net interest income in 1997 increased 5.7%, or $686,000, to $12.7 million from $12.0 million reported in 1996.

The Company experienced an increase in non-interest expenses of $1.7 million in 1998, or 13.5 % over 1997. Most of the increase is directly attributable to the costs of servicing a larger base of customers. Specifically, the establishment of two branch offices in its new service area of South Dade County required expenditures for additional personnel and occupancy related costs. Further, the overall growth in customers to 36,995 accounts of all types at year end 1998 from 31,251 accounts at year end 1997, required additional personnel and data processing type expenditures. Non-interest expense increased in 1997 by 18.9% or $2.0 million as compared to 1996 due primarily to the increase in salaries due to the offering of new services and products along with enhanced marketing efforts and the market effects of the NationsBank and Barnett Banks merger.

The high growth rate of deposits in 1998 led to increased average assets and this combined with slower growth of earnings in 1998 compared to 1997 resulted in return on average assets declining from 1.25% in 1997 to 1.10% in 1998. Similarly, increased equity from retained earnings in 1998 divided into somewhat higher earnings caused the return on average equity to decline slightly from 13.52% in 1997 to 13.31% in 1998.

YEAR 2000

The Company and its subsidiaries are currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Bank subsidiary has the most significant exposure to the Year 2000 problem. The Year 2000 Problem relates to the inability of certain computer software programs and equipment to properly recognize and process date-sensitive information relative to the year 2000 and beyond. During 1997, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the year 2000 problem and if necessary, implement new systems to become year 2000 compliant in a timely manner. Year 2000 efforts are progressing as scheduled. All mission critical vendors and servicers have been identified. Certifications/assurances have been received from major data processing and item processing vendors. Independent testing of all mission critical systems commenced in June 1998 and will be completed as scheduled no later than June 1999.

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

To determine the readiness of our vendors, the Bank has sent out a letter to each vendor inquiring about their compliance with Year 2000. For those vendors that have responded that they are Year 2000 compliant and that the Bank has determined to not have a material impact on the Bank's operations, no further work is performed. For those vendors that have responded they are working towards Year 2000 compliance and that the Bank has determined to be significant, including mission critical vendors, the Bank will follow up on a regular basis through 1999. These vendors have advised the Bank that they expect to be Year 2000 compliant prior to December 31, 1999. If those vendors do not demonstrate compliance by a certain date, the Bank will seek other alternatives in accordance with the Bank's contingency plan, which may include seeking replacement vendors.

The most significant expenditures related to the Year 2000 issue have involved system upgrades, both hardware and software, which would have been implemented at some point even without the Y2K issue. However, because of Y2K, some of these expenditures have been accelerated. These expenditures are capital in nature and the cost will be amortized over their useful lives. The amount of these items totaled approximately $300,000 in 1998 and are budgeted to be about $100,000 in 1999. The amount spent in 1998 on testing and compliance issues of existing systems was about $2,000 in 1998 and will be approximately $50,000 in 1999 and is recorded in other expense. None of these costs are expected to materially impact the Company's results of operations in any one reporting period.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the corrective measures the Bank undertakes, but also on the way in which the Year 2000 issue is addressed by governmental agencies, businesses, and other entities who provide data to the Bank, receive data from the Bank, or whose financial condition or operational capability is important to the Bank, such as suppliers or customers. At worst, the Bank customers and vendors will face severe Year 2000 issues, which may cause borrowers to become unable to service their loans. The Bank may also be required to replace non-compliant vendors with more expensive Year 2000-compliant vendors. At this time the Bank cannot determine the financial effect on it if significant customer and/or vendor remediation efforts are not resolved in a timely manner.

RESULTS OF OPERATIONS

The following table summarizes the balance sheet and results of operations including selected financial performance ratios of the Company for the three years ended December 31, 1998:


DOLLARS IN THOUSAND, EXCEPT PER SHARE DATA                               AS OF DECEMBER 31,
---------------------------------------------------------------------------------------------------------

Balance Sheet Data                                               1998             1997             1996
---------------------------------------------------------------------------------------------------------
Total Assets                                                   $355,476         $277,959         $241,051
Investment Securities                                            66,001           54,690           50,878
Gross Loans                                                     246,668          186,279          165,151
Allowance for loan losses                                         2,517            2,202            1,930
Deposits                                                        325,057          248,822          204,984
Stockholders' Equity                                             26,568           24,564           22,621

                                                                       YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------

Statement of Income Data                                        1998              1997             1996
---------------------------------------------------------------------------------------------------------
Interest income                                                 $23,705          $20,558          $18,503
Interest expense                                                  9,915            7,876            6,507
Net interest income                                              13,790           12,682           11,996
Provision for loan losses                                           360              300              240
Net interest income after provision for loan losses              13,430           12,382           11,756
Non-interest income                                               6,399            5,319            3,784
Non-interest expense                                             14,502           12,776           10,748
Income tax expense                                                1,886            1,719            1,589
Net Income                                                        3,441            3,206            3,203

Per Share Data (1) (2)
------------------------------------------------------
Book value per share at year end                                   6.04             5.62             5.23
Basic earnings per share                                           0.78             0.74             0.75
Diluted earnings per share                                         0.74             0.70             0.72
Basic weighted average common equivalent shares
         outstanding                                          4,415,949        4,354,547        4,280,712
Diluted weighted average common equivalent shares
         outstanding                                          4,624,380        4,602,375        4,424,676
Dividends declared                                              $0.4025            $0.40            $0.39

Ratios (2)
------------------------------------------------------
Return on average assets                                           1.10%            1.25%            1.40%
Return on average equity                                          13.31%           13.52%           15.89%
Average equity/average assets                                      8.23%            9.22%            8.79%
Net interest margin                                                4.88%            5.42%            5.83%
Dividend payout ratio                                             51.65%           54.33%           52.12%
Non-performing assets/total loans and other real
         estate                                                    0.21%            0.15%            0.26%
Allowance for loan losses/total loans                              1.02%            1.18%            1.17%
Non-interest expense/net interest income and
         non-interest income                                      71.83%           70.98%           68.11%


(1) Stock splits in 1997 and 1996 have been retroactively reflected in per share data and weighted average common equivalent and diluted shares outstanding as if they occurred as of the earliest date presented.

(2)  Averages are derived from daily balances.

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

Net interest income on a tax equivalent basis, increased 9.2% to $14.1 million in 1998, as compared to last year. Net interest margin decreased 54 basis points to 4.88%. As mentioned previously, the Company has continued to aggressively price both loan and deposit products in order to gain market share and enhance overall customer relationships. The Company's desire to provide one-stop shopping for a customers' complete financial services needs requires competitive pricing for all product offerings. The introduction of a high rate money market account in 1997, and its continued success in 1998 though increasing the average costs of funds, continued to bring in substantial new deposits from both new and existing customers of the Bank. These new deposits funded an average interest-earning asset increase of 21.2%, or $50.6 million. Loan volume represented the majority of this change in average earning assets increasing $27.0 million while average investment securities volumes increased $17.6 million. Average interest-bearing liabilities increased 22.7%, or $42.1 million, over 1997. Average decreases in time and savings deposits of $6.4 million were more than offset by the large increase of $44.0 million in money market accounts.

Net interest income, on a tax equivalent basis for 1997 increased 5.5% to $12.9 million from $12.2 million in 1996. Average earning assets increased $28.2 million from 1996 to 1997 while average interest-bearing liabilities increased only $18.8 million. Loan volume represented the majority of this change in average earning assets increasing $27.1 million while average investment securities volumes decreased $5.7 million. The Company recorded a net interest margin in 1997 of 5.42%, a decrease of 41 basis points over the 5.83% interest margin for 1996. This was attributed to prevailing deposit rates becoming more competitive in the local market. As competitive pressures intensify, the spread between loan yields obtainable and the cost of interest-bearing deposits narrows. In 1997, the Company's net interest margin declined as a result of these pressures.

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of assets; the average balances, interest expense and average rate by major categories of liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 1998, 1997 and 1996.


AVERAGE BALANCE SHEETS
                                                  1998                              1997                             1996
                                   ------------------------------    ------------------------------    -----------------------------
                                   AVERAGE     INCOME/     YIELDS    AVERAGE     INCOME/     YIELDS    AVERAGE     INCOME/    YIELDS
(Dollars in thousands)             BALANCES    EXPENSE     RATES     BALANCES    EXPENSE     RATES     BALANCES    EXPENSE    RATES
                                   ------------------------------    ------------------------------    -----------------------------
ASSETS
   Interest-earning assets:
      Loans (1)                    $205,319    $18,746     9.13%     $178,317    $17,019      9.54%    $151,212    $15,038     9.94%
      Investment securities -
        taxable                      59,136      3,676     6.22%       44,857      2,706      6.03%      51,751      3,022     5.84%
      Investment securities -
        tax exempt (2)                9,929        851     8.57%        6,576        605      9.21%       5,354        598    11.17%
     Federal funds sold              14,060        721     5.13%        8,054        433      5.38%       1,334         69     5.17%
                                   -------------------               -------------------               -------------------
Total interest-earning assets       288,444     23,994     8.32%      237,804     20,763      8.73%     209,651     18,727     8.93%
                                   -------------------               -------------------               -------------------


Non-interest-earning assets:
   Cash and due from banks           11,196                             7,307                             8,981
   Investment in ERAS                   165                                --                                --
   Premises and equipment, net       10,295                             8,754                             8,441
   Allowances for loan losses        (2,347)                           (2,058)                           (1,809)
   Other assets                       6,466                             5,261                             4,060
                                   --------                          --------                          --------
Total non-interest earning
   assets                            25,775                            19,264                            19,673
                                   --------                          --------                          --------
Total assets                        314,219                           257,068                           229,324
                                   ========                          ========                          ========

LIABILITIES & STOCKHOLDERS' EQUITY
   Interest-bearing liabilities:
     Interest bearing deposits:
     NOW accounts                    32,198        459     1.43%       28,122        393      1.40%      30,235        473     1.56%
     Money market                    99,567      4,832     4.85%       55,543      2,692      4.85%      13,256        335     2.53%
     Savings deposits                23,005        570     2.48%       28,474        778      2.73%      41,380      1,231     2.97%
     Other time deposits             70,671      3,976     5.63%       71,565      3,949      5.52%      75,689      4,170     5.51%
                                   -------------------               -------------------                ------------------

Total interest-bearing deposits     225,441      9,837     4.36%      183,704      7,812      4.25%     160,560      6,209     3.87%

   Other interest-bearing
    liabilities:
   Federal funds purchased              334         20     5.89%           57          3      6.01%         817         48     5.88%
   Short-term borrowings              1,275         58     4.58%        1,217         61      4.97%       4,821        250     5.19%
                                   -------------------               -------------------               -------------------

Total interest-bearing
  liabilities                       227,050      9,915     4.37%      184,978      7,876      4.26%     166,198      6,507     3.92%
                                   -------------------               -------------------               -------------------


Non-interest bearing
   liabilities and
   stockholders' equity:
   Demand deposits                   58,058                            46,323                            41,755
   Other liabilities                  3,248                             2,054                             1,214
   Stockholders' equity              25,863                            23,713                            20,157
                                   --------                          ---------                         --------

Total non-interest bearing
    liabilities and
    stockholders' equity             87,169                            72,090                            63,126
                                   --------                          ---------                         --------
Total liabilities and
    stockholders' equity            314,219                           257,068                           229,324
                                   ========                          =========                         ========

Interest rate spread                                       3.95%                              4.47%                            5.01%
                                                           ====                               =====                            ====

Net interest income                            $14,079                           $12,887                           $12,220
                                               ========                          =======                           =======

Net interest margin (3)                                    4.88%                              5.42%                            5.83%
                                                           ====                               =====                            ====


(1) Average loans include non-performing loans. Interest on loans includes loan fees of $74,966 in 1998 and $83,918 in 1997 and $27,813 in 1996.
(2) Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.


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


                                           1998 compared to 1997 (1)                  1997 compared to 1996 (1)
                                               Due to changes in                          Due to changes in
                                        ------------------------------------------------------------------------------
(In thousands)                                                       Net                                       Net
                                         Average       Average      Increase      Average       Average       Increase
INTEREST INCOME                           Volume         Rate      (Decrease)      Volume         Rate       (Decrease)
-----------------------------------------------------------------------------------------------------------------------
Loans                                     $2,484        $ (757)      $1,727       $2,606        $(625)         $1,981
Investment Securities (2)                  1,153            63        1,216         (365)          56            (309)
Federal Funds sold                           309           (21)         288          361            3             364
                                         ----------------------------------------------------------------------------
Total interest income                      3,946          (715)       3,231        2,602         (566)          2,036
                                         ----------------------------------------------------------------------------
INTEREST EXPENSE

NOW Accounts                                  58             8           66          (32)         (48)            (80)
Money Market                               2,140            --        2,140        1,831          526           2,357
Savings deposits                            (141)          (67)        (208)        (360)         (93)           (453)
Other time deposits                          (50)           77           27         (229)           8            (221)
Federal funds purchased                       17            --           17          (46)           1             (45)
Short-term borrowings                          3            (6)          (3)        (179)         (10)           (189)

                                          ---------------------------------------------------------------------------
Total interest expense                     2,027            12        2,039          985          384           1,369
                                          ---------------------------------------------------------------------------
Change in net interest income             $1,919        $ (727)      $1,192       $1,617        $(950)           $667
                                          ===========================================================================

(1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.
(2) Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities to a fully taxable basis.

NON-INTEREST INCOME

The following table presents the principal components of non-interest income for the years ended December 31, 1998, 1997, and 1996.

(In thousands)                                                     1998            1997            1996
--------------------------------------------------------------------------------------------------------
Net credit card processing income                                 $2,174          $  608          $  519
     Expenses previously netted against income                        --           1,501           1,190
                                                                  --------------------------------------
Gross credit card processing income                                2,174           2,109           1,709

Gains on sales of mortgage loans                                      --             119             173

Net gains on sales of government guaranteed loans                    988             280              --
     Expenses previously netted against income                        --             160              --
                                                                  --------------------------------------
Gross gains on sales of government guaranteed loans                  988             440              17

Fees on mortgage loans sold at origination                           461             364             360
SBA servicing income                                                  94              58              53
Service charge income                                              1,732           1,640           1,246
Net gains on sales of investment securities                          131              11              18

Net investment services income                                       419             143              --
     Expenses previously netted against income                        --             176              --
                                                                  --------------------------------------
Gross investment services income                                     419             319              --

Other                                                                400             259             208
                                                                  ======================================
Total non-interest income                                         $6,399          $5,319          $3,784
                                                                  ======================================

The Company's continued emphasis on non-interest income remains a primary focus. Over the past three years, the Company has increased non-interest income from $3.8 million to $6.4 million or approximately 69.1%. This was achieved by introducing new areas of fee income generation and stimulating other areas of non-interest income. The introduction in 1997 of retail sales of investment products brought in commissions to the Company of $319,000 in that year and $419,000 in 1998. These products are primarily equity mutual funds but also include a full range of brokerage services. Also, with the Bank's acquisition of the assets of a company specializing in the origination and sale of government guaranteed loans, this category of non-interest income continued to improve. Gains on the sale of government guaranteed loans went from $17,000 in 1996 to $440,000 in 1997 and $988,000 in 1998. Further, income from all types of bank service charges showed continued improvement increasing $92,000 in 1998. Recognizing the opportunities in a tourist driven economy, the Company has made major inroads into merchant card processing, and processes credit card transactions for over eight hundred local merchants at year end 1998. This activity accounted for fee income of $2.2 million in 1998 which represented a $65,000 increase over 1997. The Bank continues to be aggressive in soliciting new merchants and providing quality customer service with our existing customer base.

Non-interest income increased $1,535,000 from 1996 to 1997, due to the new areas of fee generation discussed above.

The Bank began a program to originate and sell conforming fixed rate residential mortgages to the secondary market in late 1994. By 1996 the Bank had become the number one originator of residential mortgages in Monroe County Florida generating over $50 million in residential mortgages in 1996, 1997 and 1998. Approximately 40% of the annual volume was conforming fixed rate residential loans that are sold immediately to the secondary market. Approximately 60% of the annual production represents conforming adjustable rate loans that are placed in the Bank's portfolio. At the end of 1994 the Bank began to originate these loans utilizing industry standards for documentation and procedures in order for them to be suitable for sale as a back-up source for liquidity. From time to time the Bank sells a portion of these loans to confirm their use as a back up source of liquidity. In 1998 none were sold. In 1997, $5.9 million were sold for a gain of $119,000 as compared to 1996 when $11.4 million of the Bank's portfolio adjustable rate mortgages were sold in the secondary market generating gains of $173,000. The Company may seek to retain most of this portfolio production as the yield may be of benefit for years to come. Additionally, effective cross-selling of other bank products around this and other activities has contributed to the Bank's growth in its deposit base.

NON-INTEREST EXPENSES

The following table represents the principal components of non-interest expenses for the years ended December 31, 1998, 1997, and 1996.

(In thousands)                                          1998               1997             1996
--------------------------------------------------------------------------------------------------
Net salaries and employee benefits                     $ 7,159            $ 6,199          $ 5,536
     Salaries and employee benefits
         previously netted against other
         income categories                                  --                306               --
                                                       -------            -------          -------
Gross salary and employee benefits                       7,159              6,505            5,536

Expenses previously netted against
     merchant bankcard processing:
     Credit card interchange expense                     1,269              1,159              938
     Other merchant charges                                323                342              252
                                                       -------            -------          -------
Gross merchant card expenses                             1,592              1,501            1,190

Occupancy                                                1,130                918              823
Equipment                                                1,119                907              869
Accounting, legal, and other professional                  510                512              398
Computer services                                          861                597              572
Postage, courier and armored car                           325                285              240
Marketing and community relations                          496                417              225
Taxes - non building                                        45                 41               37
Operating supplies                                         398                339              290
Director's fees                                            152                149              150
FDIC and state assessments                                  90                 77               48
Amortization of intangibles                                 96                 47               60

Net other operating expenses                               529                453              310
Expenses previously netted against retail
         Investment services income                         --                 29               --
                                                       -------            -------          -------
Gross other operating expense                              529                482              310

                                                       =======            =======          =======
Total non-interest expenses                            $14,502            $12,777          $10,748
                                                       =======            =======          =======

The Company has over the three year periods of 1996, 1997, and 1998 expanded non-interest expense in an effort to build an infrastructure which will position the Bank in a quality customer service mode and a growth perspective. Non-interest expenses increased 13.5% in 1998 due primarily to expansion of personnel costs to support the accelerated growth in account generation and loans outstanding and the two new branch offices. Additionally, the enhancement of non-interest income growth has required further staffing in these areas. With ten branch facilities spread over a geographic market 135 miles long and at times only a quarter mile wide, it is important to the Company to have experienced decision making personnel in distant branch locations. This strategy has allowed for the continuing high quality asset generation and the expansion of the Bank's customer base over the three year period.

The increase in salary and employee benefits, occupancy and computer services costs in 1998 was directly attributed to the establishment of two branch offices in South Dade County and the overall significant increase in bank accounts processed.

Equipment costs increased $212,000 in 1998 substantially resulting from upgrades of computer workstations and network systems. These upgrades enhance performance and capabilities while also being part of year 2000 preparedness.

Non-interest expenses increased $2.0 million in 1997 compared to 1996. The increase was primarily due to additional personnel costs resulting from the growth of the Bank along with bankcard processing costs rising with increasing usage.

PROVISION FOR INCOME TAXES

The provision for income taxes includes federal and state income taxes. The effective income tax rates for the years ended December 31, 1998, 1997 and 1996 were 35.4%, 34.9%, and 33.2%, respectively. The fluctuations in effective tax rates reflects the effect of the differences in timing or deductibility of certain expenses.

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

Monroe County has the highest cost of living of any county in Florida and this is driven in large part by the scarce and expensive real estate. This also serves to maintain and enhance collateral values on loans secured by property in this market. The Company has grown in commercial loans by aggressively serving its market. The quality of the Company's credit administration along with the stable real estate values have kept loan losses at low levels.

Loans are expected to produce higher yields than investment securities and other interest earning assets (assuming that credit losses are not excessive). Thus the absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. Net loans outstanding increased to $243.8 million as compared to $183.5 million at year end 1997, an increase of 32.8%. Of this amount, loans secured by real estate increased from $163.3 million to $212.3 million. Commercial loans accounted for much of this increase, growing from $124.0 million to $164.4 million at the respective year ends. Consumer loans increased from $9.7 to $13.8 million at December 31, 1998. The Company maintains a posture of originating commercial loans with rates that fluctuate with the prime lending rate and residential loans with rates that fluctuate with the one year treasury index. At December 31, 1998, 88.5% of the total loan portfolio had floating or adjustable rates.


(Dollars in thousands)                     1998          1997            1996            1995           1994
-----------------------------------     ----------    -----------     ----------      ---------      ---------
Commercial, financial & agricultural     $ 164,354      $ 123,974      $ 115,110      $  93,423      $  94,388
Construction loans                           5,960         10,011          7,391          5,441          1,290
Residential real estate                     62,544         42,599         35,097         35,947         27,885
Consumer loans                              13,810          9,695          7,554          4,250            636
Less: unearned income                         (370)          (533)          (607)          (691)          (757)
Less: allowance for loan loss               (2,517)        (2,202)        (1,930)        (1,701)        (1,566)
                                         =========      =========      =========      =========      =========
Net loans                                $ 243,781      $ 183,544      $ 162,615      $ 136,669      $ 121,876
                                         =========      =========      =========      =========      =========


The maturity distribution of the Company's loan portfolio at December 31, 1998 was as follows:

                                                          Loans maturing
                                         -----------------------------------------------
                                          Within       1 to 5       After 5
(Dollars in thousands)                    1 Year        Years        Years        Total
----------------------------------------------------------------------------------------
Commercial, financial & agricultural     $ 26,237     $ 40,199     $ 97,918     $164,354
Construction Loans                          5,960           --           --        5,960
Residential real estate                     1,501        6,482       54,561       62,544
Consumer loans                              4,044        6,265        3,501       13,810
                                         --------     --------     --------     --------
Total Loans                              $ 37,742     $ 52,946     $155,980     $246,668
                                         ========     ========     ========     ========




                                                  Loans maturing
                                 -----------------------------------------------
                                  Within       1 to 5       After 5
(Dollars in thousands)            1 Year        Years        Years       Total
--------------------------------------------------------------------------------
Loans with:
Predetermined interest rates     $  7,612     $ 11,532     $  9,274     $ 28,418
Floating or adjustable rates       30,130       41,414      146,706      218,250
                                 --------     --------     --------     --------
Total Loans                      $ 37,742     $ 52,946     $155,980     $246,668
                                 ========     ========     ========     ========


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

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio. The Company's provision for loan losses for 1998 was $360,000 as compared to $300,000 in 1997, reflecting the Company's strong growth in loan outstandings and negligible charge-offs. The Company's provision for loan losses for 1997 was $300,000 as compared to $240,000 in 1996.

The allowance for loan losses represented 1.02% of total loans at December 31, 1998 compared to 1.18% and 1.17% at year end 1997 and 1996, respectively. The determination of the adequacy of the allowance for loan losses is based on management's judgment about factors affecting loan quality; collectability and assumptions about the economy. Management considers the year end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Transactions in the allowance for loan losses are summarized for the years ended December 31,

(In thousands)                                         1998        1997       1996       1995        1994
------------------------------------------------------------------------------------------------------------
Analysis of allowance for loan losses:

   Balance at beginning of year                         $ 2,202    $ 1,930    $ 1,701    $ 1,567     $ 1,449

Charge-offs:
   Commercial, Financial & Agricultural                      14         --         --         --          --
   Residential Real Estate                                   14         --         --         --           3
   Consumer Loans                                            54         40         12          1          --
                                                    --------------------------------------------------------
     Total charge-offs                                       82         40         12          1           3

Recoveries:
   Commercial, Financial & Agricultural                       3         --         --         --          --
   Residential Real Estate                                   --         --         --         --           1
   Consumer Loans                                            34         12          1          -          --
                                                   ---------------------------------------------------------
     Total recoveries                                        37         12          1         --           1
                                                    ------------------------------------ -------------------

     Net charge-offs                                         45         28         11          1           2
                                                    --------------------------------------------------------

Provision for loan losses                                   360        300        240        135         120
                                                    --------------------------------------------------------

Allowance for loan
   losses at end of year                                $ 2,517    $ 2,202    $ 1,930    $ 1,701     $ 1,567
                                                    ========================================================

Ratio of net charge-offs to average
   net loans outstanding                                   0.02%      0.02%      0.01%      0.00%       0.01%
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

(In thousands)                      1998               1997               1996                1995                1994
------------------------------------------------------------------------------------------------------------------------------
                               Allowance    % of   Allowance   % of   Allowance    % of   Allowance   % of   Allowance    % of
                                   $       Loans       $      Loans       $       Loans       $      Loans       $       Loans
                             -------------------------------------------------------------------------------------------------
Commercial, Financial
    & Agricultural                1,853    66.6      1,631    66.5       1,456    69.6      1,318    67.2       1,307    76.0
Construction Loans                    0     2.4          0     5.4           0     4.5          0     3.9           0     1.0
Residential Real Estate             463    25.4        400    22.9         367    21.3        324    25.8         250    22.5
Consumer Loans                      201     5.6        171     5.2         107     4.6         59     3.1          10     0.5
                             -------------------------------------------------------------------------------------------------
                                  2,517     100%     2,202     100%      1,930     100%     1,701     100%      1,567     100%
                             =================================================================================================


NON-PERFORMING ASSETS


(Dollars in thousands)                                  1998         1997        1996        1995          1994
----------------------------------------------          ----         ----        ----        ----          ----
Loans 90 days past due                                    --           --          --          --            --
Loans on nonaccrual                                      521          273         430          82            --
Other Real Estate Owned                                   --           --          --          --           386
                                                        ====         ====        ====        ====          ====
Total non-performing assets                              521          273         430          82           386
                                                        ====         ====        ====        ====          ====
Percentage of total loans and other real estate         0.21%        0.15%       0.26%       0.06%         0.31%

If the collectibility of interest on a loan appears doubtful, the accrual thereof is discontinued. Nonaccrual loans totaled $521,000, $273,000, $430,000 and $82,000 at December 31, 1998, 1997, 1996 and 1995, respectively. If such loans had been on a full-accrual basis, interest income would have been approximately $32,000, $16,000, $16,000 and $3,000 higher in 1998, 1997, 1996 and 1995, respectively. Interest income recognized on these loans totaled approximately $21,000, $14,000, $27,000 and $5,000, respectively. There were no restructured loans at December 31, 1998, 1997, 1996 or 1995.

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

Major sources of increases in cash and cash equivalents are as follows for the three years ending December 31:

                                             1998              1997              1996
                                        ------------------------------------------------
Provided by operating activities        $  3,303,781      $  4,745,371      $  3,193,424
Used by investing activities             (64,486,841)      (27,123,436)      (16,960,596)
Provided by financing activities          61,055,510        33,287,415        18,557,162
                                        ------------      ------------      ------------
Net increase (decrease) in cash and
         cash equivalents               $   (127,550)     $ 10,909,350      $  4,789,990

The Bank has a $5.0 million line of credit from its principal correspondent and a repurchase agreement with another financial institution which allows borrowing up to 95% of the market valuation of securities pledged for this purpose. The majority of the Company's unpledged securities could be used as collateral for this agreement. Further, in 1997 the Bank gained membership in the Federal Home Loan Bank of Atlanta. This allows the Bank an additional line of credit of $27.0 million at year end 1998. Borrowings against this line of credit would be collateralized by the Bank's one-to-four family residential mortgage loans.

Scheduled maturities and paydowns of loans and investment securities are a continual source of liquidity. Also, adjustable rate residential real estate loans originated since 1995, as shown with the 1997 and 1996 sales, are salable in the secondary mortgage market at par or better and therefore provide a secondary source for liquidity.

At December 31, 1998, the Bank's loan to deposit ratio was 75.9% compared to a ratio of 74.9% at December 31, 1997. Management monitors and assesses the adequacy of the Company's liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends without prior regulatory approval at December 31, 1998 is approximately $4,246,000. These dividends represent the Company's primary source of liquidity.

The Company's interest rate sensitivity position at December 31, 1998 is presented in the table below.

                                         3 months         4 to 6         7 to 12          1 to 5        Over 5
(Dollars in thousands)                   or less          months          months           years         years         Total
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Loans                                   $  84,188       $  24,811       $  27,989       $  72,965      $  36,715      $ 246,668
Investment securities-taxable               2,000           3,457           8,652          17,489         26,070         57,668
Investment securities-tax exempt              936             258                             997          6,142          8,333
Federal funds sold                          6,565                                                                         6,565
                                        ---------       ---------       ---------       ---------      ---------      ---------
Total interest-bearing assets              93,689          28,526          36,641          91,451         68,927        319,234
                                        ---------       ---------       ---------       ---------      ---------      ---------

Interest-bearing liabilities:
NOW accounts (A)                           14,334                                                         21,501         35,835
Money Market                              131,002                                                                       131,002
Savings Deposits (B)                                                       14,685                                        14,685
Other time deposits                        14,322          14,448          21,755          24,635              3         75,163
Federal funds purchased                                                                                                       0
Short-term borrowings                         670                                                                           670

                                        ---------       ---------       ---------       ---------      ---------      ---------
Total interest-bearing liabilities        160,328          14,448          36,440          24,635         21,504        257,355
                                        ---------       ---------       ---------       ---------      ---------      ---------

Interest sensitivity gap                  (66,639)         14,078             201          66,816         47,423         61,879
                                        =========       =========       =========       =========      =========      =========

Cumulative interest sensitivity gap     $ (66,639)      $ (52,561)      $ (52,360)      $  14,456      $  61,879      $  61,879
                                        =========       =========       =========       =========      =========      =========

Cumulative sensitivity ratio                (20.9%)         (16.5%)         (16.4%)           4.5%          19.4%
                                        =========       =========       =========       =========      =========      =========


(A) 40% of outstanding balance considered repricable immediately and 60% repricable in the furthest time period.

(B)  Savings Deposits considered repricable in the one year time horizon.


The Company is cumulatively asset sensitive in the 1 to 5 years and over 5 years time frame and cumulatively liability sensitive in each of the 3 month or less, 4 to 6 months, and 7 to 12 month timeframes. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, to include the entire balance of these liability accounts in the earliest repricing method would be unrealistic. To compensate for the fact that changes in general market interest rates will not be fully reflected in changes in NOW rates, only 40% of NOW balances is included as immediately rate sensitive based on the Company's own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the Company's repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should eventually decrease, the net interest margin should decrease. Conversely, if rates increase the net interest margin would over time increase.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company's policy to maintain its cumulative one year gap ratio in the -.15 to +.15 range.

INVESTMENT PORTFOLIO

Maturities of investment securities at December 31, 1998 (amortized cost):

                                                             After 1 Year         After 5 Years                         Mortgaged
                                       Within 1 Year        Within 5 Years       Within 10 Years    After 10 Years        Backed
                                     --------------------------------------------------------------------------------------------
(Dollars in thousands)               Amount       Yield     Amount      Yield    Amount    Yield    Amount    Yield       Amount
---------------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity:
   U.S. Treasury Securities          $ 4,008       6.06%    $10,075      6.24%
   U.S. Gov't Sponsored Agencies                              7,999      6.03%   $25,162    6.19%
   States and municipals (A)
   Other                                                                                             $   908   6.82%
                                     -------       ----     -------     -----    -------    ----     -------   ----       ------
        Total held to maturity         4,008       6.06%     18,074      6.15%    25,162    6.19%        908   6.82%          --
                                     -------       ----     -------     -----    -------    ----     -------   ----       ------

Securities Available for sale:
   U.S. Treasury Securities            5,022       5.42%
   States and municipals (A)           1,188      12.70%        941     10.91%     3,748    7.11%      2,237   7.09%      $4,022
   Mortgaged Backed Securities
   Other                                 450       9.84%
                                     -------       ----     -------     -----    -------    ----     -------   ----       ------
        Total available for sale       6,660       7.02%        941     10.91%     3,748    7.11%      2,237   7.09%       4,022
                                     -------       ----     -------     -----    -------    ----     -------   ----       ------

Total                                $10,668       6.66%    $19,015      6.38%   $28,910    6.31%    $ 3,145   7.01%      $4,022
                                     =======       ====     =======     =====    =======    ====     =======   ====       ======


Yield by classification of investment securities at December 31, 1998 (amortized cost):

(Dollars in thousands)                    Yield    Totals
---------------------------------------------------------
Securities Held to Maturity:
     U.S. Treasury Securities             6.19%  $14,083
     U.S. Gov't Sponsored Agencies        6.15%   33,161
     Other (B)                            6.82%      908
                                          ----   -------
          Total held to maturity          6.17%   48,152
                                          ----   -------

Securities Available for Sale:
     U.S. Treasury Securities             5.42%    5,022
     States and municipals (A)            8.36%    8,114
     Mortgaged Backed Securities          5.89%    4,022
     Other                                9.84%      450
                                          ----   -------
          Total available for sale        5.73%   17,608
                                          ----   -------

Total                                     6.06%  $65,760
                                          ====   =======


(A) Weighted average yields on tax-exempt obligations have been computed by grossing up actual tax-exempt income to a fully taxable equivalent basis using a federal tax rate of 34%.

(B) Represents investment in common stock of Independent Bankers' Bank of Florida stock which pays no dividends and an investment in the Federal Home Loan Bank of Atlanta.

The following table presents the amortized cost, market value, unrealized gains, and unrealized losses for the major categories of the Company's investment portfolio for each reported period:

(Dollars in thousands)

Held to Maturity  - December 31, 1998

                                                  Amortized          Unrealized       Unrealized         Market
                                                    Cost               Gains            Losses            Value
                                                 --------------------------------------------------------------------
U.S. Treasury Securities                         $14,083             $   248           $    --            $14,331
U.S. Government agencies and corporations         33,161                 177               109             33,229
Other investments                                    908                  --                --                908
                                                 =======             =======           =======            =======
                                                 $48,152             $   425           $   109            $48,468
                                                 =======             =======           =======            =======

Available for Sale - December 31, 1998

                                                 Amortized           Unrealized       Unrealized         Market
                                                   Cost                 Gains            Losses            Value
                                                 --------------------------------------------------------------------
U.S. Treasury Securities                         $ 5,022             $    21            $   --            $ 5,043
States and political subdivisions                  8,114                 219                --              8,333
Mortgage-backed securities                         4,022                   4                12              4,014
Other debt securities                                450                   8                --                458
                                                 =======             =======            ======            =======
                                                 $17,608             $   252            $   12            $17,848
                                                 =======             =======            ======            =======



Held to Maturity - December 31, 1997

                                                    Amortized   Unrealized   Unrealized   Market
                                                      Cost        Gains        Losses      Value
                                                 -------------------------------------------------
U.S. Treasury Securities                              $15,978     $   157     $    --     $16,135
States and political subdivisions                       7,374         293          --       7,667
U.S. Government agencies and corporations              12,001          21          15      12,007
Other investments                                         865          --          --         865
                                                      =======     =======     =======     =======
                                                      $36,218     $   471     $    15     $36,674
                                                      =======     =======     =======     =======

Available for Sale - December 31, 1997

                                                    Amortized   Unrealized    Unrealized    Market
                                                      Cost         Gains        Losses       Value
                                                 ---------------------------------------------------
U.S. Treasury Securities                              $ 9,044     $    --     $    34     $ 9,010
Mortgage-backed securities                              9,056          20          88       8,988
Other debt securities                                     450          23          --         473
                                                      =======     =======     =======     =======
                                                      $18,550     $    43     $   122     $18,471
                                                      =======     =======     =======     =======



Held to Maturity - December 31, 1996

                                                    Amortized    Unrealized   Unrealized    Market
                                                      Cost          Gains       Losses       Value
                                                   -------------------------------------------------
U.S. Treasury Securities                              $ 7,965     $     1     $     7        $ 7,959
States and political subdivisions                       5,355         303           1          5,657
U.S. Government agencies and corporations                 992           9          --          1,001
Other investments                                          75          --          --             75
                                                      =======     =======     =======        =======
                                                      $14,387     $   313     $     8        $14,692
                                                      =======     =======     =======        =======


Available for Sale - December 31, 1996

                                                    Amortized    Unrealized   Unrealized     Market
                                                      Cost          Gains       Losses       Value
                                                  --------------------------------------------------
U.S. Treasury Securities                              $21,220     $    22     $   130        $21,112
Mortgage-backed securities                             15,076          26         208         14,894
Other debt securities                                     449          35          --            484
                                                      =======     =======     =======        =======
                                                      $36,745     $    83     $   338        $36,490
                                                      =======     =======     =======        =======


DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years ended December 31, 1998, 1997, and 1996.

                                          1998                   1997                     1996
                                  Average    Average    Average       Average     Average      Average
(Dollars in thousands)            Amount      Rate      Amount         Rate       Amount         Rate
------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits     $ 58,058               $ 46,323                 $ 41,755

Interest-bearing deposits
   NOW Accounts                    32,198      1.43%      28,122       1.40%       30,235        1.56%
   Money market                    99,567      4.85%      55,543       4.85%       13,256        2.53%
   Savings deposit                 23,005      2.48%      28,474       2.73%       41,380        2.97%
   Other time deposits             70,671      5.63%      71,565       5.52%       75,689        5.51%
                                 ---------------------------------------------------------------------
Total                            $283,499      3.47%    $230,027       3.40%     $202,315        3.07%
                                 =====================================================================


The following table presents the maturity of the Company's time deposits at December 31, 1998:


                                  Deposits     Deposits
                                  $100,000     Less than
(Dollars in thousands)          and Greater     $100,000     Total
------------------------------------------------------------------
Months to maturity:
   3 or less                       $ 4,813     $ 8,634     $13,447
   3 to 6                            3,970      10,668      14,638
   6 through 12                      7,107      14,993      22,100
   Over 12                           8,803      16,175      24,978
                                   -------------------------------
Total                              $24,693     $50,470     $75,163
                                   ===============================



CAPITAL ADEQUACY

There are various primary measures of capital adequacy for banks and bank holding companies such as risk based capital guidelines and the leverage capital ratio. See "Business - Supervision and Regulation - Capital Regulations."

As of December 31, 1998, the Bank exceeded its required levels of capital for a Bank categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. The Bank's risk-based capital ratio of Tier 1 capital to risk-weighted assets was 9.4%, its risk-based ratio of total capital to risk-weighted assets was 10.4%, and its leverage ratio was 7.6%. See Note 11 to the Consolidated Financial Statements.


INFLATION

Inflation has an important impact on the growth of total assets in the banking industry and causes a need to increase equity capital higher than normal levels in order to maintain an appropriate equity to assets ratio. The Company has been able to maintain an adequate level of equity, as previously mentioned and copes with the effects of inflation by managing its interest rate sensitivity gap position through its asset/liability management program, and by periodically adjusting its pricing of services and banking products to take into consideration current costs.


1998 ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Under SFAS 130, a company is required to show changes in assets and liabilities as comprehensive income in the statement of stockholders equity or in alternative comprehensive income statement presentations. The adoption of SFAS 130 did not have a significant impact on the financial condition or results of operations of the Company.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." This statement is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 requires disclosures of certain financial information by segments of a company's business.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, early adoption is allowed. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company adopted the new standard as of July 1, 1998. The effect on the financial statements at July 1, 1998 which resulted from the transfer of approximately $11.9 million in investment securities from the held to maturity category to the available for sale category was an increase in other comprehensive income market valuation reserve of approximately $176,000.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards

No. 134 (SFAS 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS 134 is effective for the first fiscal quarter after December 15, 1998. This statement amends SFAS 65 by revising the accounting for retained securities and beneficial interests. Management of the Company does not believe that the adoption of SFAS 134 will have a material impact on the consolidated financial condition or results of operations of the Company.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of December 31, 1998 was developed using simulation analysis of the Bank's sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would be phased in over probably an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. The target Federal Funds rate has been 4.75% since November of 1998.

The Bank attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities and Fed Funds positions to offset the repricing characteristics of the deposit liabilities. This process was complicated in 1998 by the continued popularity of the indexed money market account. The growth of this account as an interest sensitive liability, immediately repriceable, has caused the Bank to be liability sensitive in the very short term and cumulatively through a one year horizon. In 1999, this mismatch, though still not material, will be monitored and some adjustments made if deemed necessary.


(Dollars in thousands)                              Interest Rates Decrease         Interest Rates    Interest Rates   Increase
                                                    200 BP           100 BP         Remain Constant      100 BP         200BP
                                                                                        Budget
                                                ---------------- ---------------- -------------------- ----------- ----------------
1999 Interest Income                               $ 24,587        $ 25,775            $ 26,981         $ 28,668      $ 29,856
1999 Interest Expense                                 7,645           9,175              10,687           12,569        14,109
                                                   --------        --------             -------         --------      -------
Net Interest Income                                  16,942          16,600              16,294           16,099        15,747
                                                   --------        --------            --------         --------      --------
Change in net income after tax vs. budget          $    404        $    191            $     --         $   (122)     $   (341)



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and report of independent certified public accountants thereon included on the following pages are incorporated herein by reference.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Report of Independent Certified Public Accountants (BDO Seidman, LLP)...........................33

Independent Auditors Report (Bricker & Melton, PA)..............................................34

Consolidated Balance Sheets for the Years
Ended December 31, 1998 and 1997 ...............................................................35

Consolidated Statements of Income for the
Years Ended December 31, 1998, 1997 and 1996....................................................36

Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended December 31, 1998, 1997 and 1996 ..................................................37-38

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1998, 1997 and 1996 ........................................................39-40

Notes to Consolidated Financial Statements for
the Years Ended December 31, 1998, 1997 and 1996 ..............................................41-67


[BDO LETTERHEAD]


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
TIB Financial Corp.
Key Largo, Florida

We have audited the accompanying consolidated balance sheet of TIB Financial Corp. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of TIB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of TIB Financial Corp. and subsidiaries as of December 31, 1997, and for the years ended December 31, 1997 and 1996, were audited by Bricker & Melton, P.A., whose practice has been combined with our Firm and whose report dated February 13, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of TIB Financial Corp. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ BDO SEIDMAN, LLP
------------------------------
    BDO SEIDMAN, LLP


February 19, 1999
Duluth, Georgia

                               [B&M LETTERHEAD]


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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIB Financial Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                         BRICKER & MELTON, P.A.



February 13, 1998
Duluth, Georgia

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


December 31,                                                                             1998             1997
------------                                                                       -------------      -------------
ASSETS

Cash and due from banks (Note 2)                                                   $  18,136,735      $  12,554,285
Federal funds sold                                                                     6,565,000         12,275,000
Investment securities held to maturity (market value of $48,467,772 and
  $36,674,391, respectively) (Note 3)                                                 48,152,543         36,218,073
Investment securities available for sale (Note 3)                                     17,848,010         18,471,445
Investment in ERAS Joint Venture                                                         789,752                 --

Loans, net of deferred loan fees (Notes 4, 10 and 12)                                246,298,179        185,746,103
Less: Allowance for loan losses (Note 4)                                               2,517,234          2,201,974
                                                                                   -------------      -------------
Loans, net                                                                           243,780,945        183,544,129

Premises and equipment, net (Note 5)                                                  12,880,360         10,034,088
Accrued interest receivable                                                            2,614,662          1,750,703
Intangible assets, net                                                                 1,791,780            425,497
Other assets (Note 8)                                                                  2,916,063          2,685,600
                                                                                   -------------      -------------

TOTAL ASSETS                                                                       $ 355,475,850      $ 277,958,820
                                                                                   =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits (Note 6):
     Noninterest-bearing demand                                                    $  68,370,649      $  52,060,404
     Interest-bearing demand and money market                                        166,837,456        116,679,922
     Savings                                                                          14,685,319         13,092,101
     Time deposits of $100,000 or more                                                24,693,379         22,358,564
     Other time deposits                                                              50,469,928         44,630,828
                                                                                   -------------      -------------
Total deposits                                                                       325,056,731        248,821,819

  Short-term borrowings (Note 7)                                                         669,569          2,007,178
  Accrued interest payable                                                             1,984,516          1,747,904
  Other liabilities (Note 8)                                                           1,197,500            818,362
                                                                                   -------------      -------------
Total liabilities                                                                    328,908,316        253,395,263
                                                                                   -------------      -------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)

STOCKHOLDERS' EQUITY (Note 11)
  Common stock - $.10 par value: 7,500,000 shares authorized, 4,449,795 and
    4,371,954 shares issued                                                              444,979            437,195
  Surplus                                                                              7,202,321          6,507,072
  Retained earnings                                                                   19,328,022         17,668,290
  Accumulated other comprehensive income - market valuation reserve on
    investment securities available for sale (Note 3)                                    150,000            (49,000)
  Less:  Treasury stock, 50,000 shares, at cost                                         (557,788)                --
                                                                                   -------------      -------------
Total stockholders' equity                                                            26,567,534         24,563,557
                                                                                   -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 355,475,850      $ 277,958,820
                                                                                   =============      =============

          See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


Years ended December 31,                                                              1998             1997           1996
-----------------------                                                            -----------     -----------    ------------
INTEREST INCOME
  Loans, including fees                                                            $18,745,954     $17,019,190     $15,037,810
  Investment securities:
     U.S. Treasury securities                                                        1,282,611       1,679,344       1,883,460
     U.S. Government agencies and corporations                                       2,288,922         962,435       1,094,824
     States and political subdivisions, tax-exempt                                     561,784         399,619         373,110
     Other investments                                                                 105,386          63,886          44,125
  Federal funds sold                                                                   720,606         433,300          69,420
                                                                                   -----------      ----------      ----------
Total interest income                                                               23,705,263      20,557,774      18,502,749
                                                                                   -----------      ----------      ----------

INTEREST EXPENSE
  Interest-bearing demand and money market                                           5,291,184       3,084,772         808,402
  Savings                                                                              570,408         777,784       1,230,686
  Time deposits of $100,000 or more                                                  1,428,832       1,371,237       1,426,049
  Other time deposits                                                                2,546,736       2,578,490       2,743,791
  Short-term borrowings                                                                 78,114          63,873         297,832
                                                                                    ----------      ----------      ----------
Total interest expense                                                               9,915,274       7,876,156       6,506,760
                                                                                    ----------      ----------      ----------

NET INTEREST INCOME                                                                 13,789,989      12,681,618      11,995,989

PROVISION FOR LOAN LOSSES (Note 4)                                                     360,000         300,000         240,000
                                                                                    ----------      ----------      ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                 13,429,989      12,381,618      11,755,989
                                                                                    ----------      ----------      ----------

OTHER INCOME
  Service charges on deposit accounts                                                1,731,523       1,640,033       1,245,915
  Investment securities gains, net (Note 3)                                            130,985          10,664          18,478
  Merchant bank card processing income                                               2,174,057       2,109,363       1,709,116
  Equity in undistributed earnings of ERAS Joint Venture                                19,975              --              --
  Gain on sale of government guaranteed loans                                          988,465         439,768          17,314
  Gain on sale of mortgage loans                                                            --         118,863         173,468
  Fees on mortgage loans sold at origination                                           461,126         363,973         359,562
  Retail investment services                                                           419,333         319,286              --
  Other income                                                                         473,258         317,454         260,072
                                                                                    ----------      ----------      ----------
Total other income                                                                   6,398,722       5,319,404       3,783,925
                                                                                    ----------      ----------      ----------

OTHER EXPENSE
  Salaries and employee benefits (Note 9)                                            7,158,584       6,504,945       5,535,872
  Net occupancy expense                                                              2,248,425       1,825,207       1,691,870
  Other expense (Note 14)                                                            5,094,906       4,446,412       3,520,205
                                                                                    ----------      ----------      ----------
Total other expense                                                                 14,501,915      12,776,564      10,747,947
                                                                                    ----------      ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE                                                     5,326,796       4,924,458       4,791,967

INCOME TAX EXPENSE (Note 8)                                                          1,885,800       1,718,600       1,589,000
                                                                                    ----------      ----------      ----------

NET INCOME                                                                         $ 3,440,996     $ 3,205,858     $ 3,202,967
                                                                                    ==========      ==========      ==========

BASIC EARNINGS PER COMMON SHARE (Note 1)                                           $       .78     $       .74     $       .75
                                                                                    ==========      ==========      ==========

DILUTED EARNINGS PER COMMON SHARE (Note 1)                                         $       .74     $       .70     $       .72
                                                                                    ==========      ==========      ==========


          See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Accumulated Other
                                                                                            Comprehensive
                                                                                            Income-Market
                                              Comprehensive      Retained      Treasury       Valuation       Common
                                   Total          Income         Earnings       Stock          Reserve        Stock      Surplus
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995      $21,063,146                     $14,663,648     $ --          $ 178,005      $ 70,975   $6,150,518
Comprehensive income:
  Net income                      3,202,967     $3,202,967        3,202,967       --                 --            --           --
  Other comprehensive income,
    net of tax benefit of
    $202,658:
      Net market valuation
        adjustment on
        securities available
        for sale                   (339,069)      (339,069)              --       --                 --            --           --
      Add: reclassification
        adjustment for gains
        included in net income        2,313          2,313               --       --                 --            --           --
                                                ----------
Other comprehensive income,
  net of tax                             --       (336,756)              --       --           (336,756)           --           --
                                                ----------
Comprehensive income                     --     $2,866,211               --       --                 --            --           --
                                                ==========
Exercise of stock options           350,942                              --       --                 --         2,130      348,812
Two-for-one stock split                  --                              --       --                 --        70,974      (70,974)
Cash dividends declared, $.39
  per share                      (1,659,382)                     (1,659,382)      --                 --            --           --
                                -----------     ----------      -----------     ------        ---------      --------   ----------
BALANCE, December 31, 1996       22,620,917                      16,207,233       --           (158,751)      144,079    6,428,356
Three-for-one stock split
  subsequent to December 31,
  1996                                   --                              --       --                 --       288,157     (288,157)
                               ------------     ----------      -----------     ------        ---------      --------   ----------
BALANCE, December 31, 1996,
  after retroactive
  restatement for stock split    22,620,917                      16,207,233       --           (158,751)      432,236    6,140,199
Comprehensive income:
  Net income                      3,205,858     $3,205,858        3,205,858       --                 --            --           --
  Other comprehensive income,
    net of tax expense of
    $65,658:
      Net market valuation
        adjustment on
        securities available
        for sale                    112,372        112,372               --       --                 --            --           --
      Less: reclassification
        adjustment for gains
        included in net income       (2,621)        (2,621)              --       --                 --            --           --
                                                ----------
Other comprehensive income,
  net of tax                             --        109,751               --       --            109,751            --           --
                                                ----------

Comprehensive income                     --     $3,315,609               --       --                 --            --           --
                                                ==========
Exercise of stock options           273,266                              --       --                 --         4,959      268,307
Income tax benefit from stock
  options exercised                  98,566                              --       --                 --            --       98,566
Cash dividends declared, $.40
  per share                      (1,744,801)                     (1,744,801)      --                 --            --           --
                               ------------                     -----------     ------        ---------      --------   ----------

BALANCE, December 31, 1997     $ 24,563,557                     $17,668,290     $ --          $ (49,000)     $437,195   $6,507,072
                               ============                     ===========     ======        =========      ========   ==========

    See accompanying notes to consolidated financial statements. (Continued)

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                                                                                      Accumulated Other
                                                                                        Comprehensive
                                                                                        Income--Market
                                               Comprehensive   Retained     Treasury      Valuation        Common
                                   Total          Income       Earnings       Stock        Reserve         Stock       Surplus
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997      $24,563,557                   $17,668,290  $       --     $ (49,000)      $437,195    $6,507,072
Comprehensive income:
  Net income                      3,440,996       $3,440,996    3,440,996          --            --             --            --
  Other comprehensive income,
    net of tax expense of
    $120,000:
      Net market valuation
        adjustment on
        securities available
        for sale                    103,831          103,831           --          --            --             --            --
      Add: cumulative
        adjustment related to
        adoption of SFAS 133
        and related
        reclassification of
        certain securities
        from held--to--maturity
        to available--for--sale     176,000          176,000           --          --            --             --            --
      Less: reclassification
        adjustment for gains
        included in net income      (80,831)         (80,831)          --          --            --             --            --
                                                  ----------
Other comprehensive income,
  net of tax                             --          199,000           --          --       199,000             --            --
                                                 -----------
Comprehensive income                     --       $3,639,996           --          --            --             --            --
                                                 ===========
Exercise of stock options           349,892                            --          --            --          6,117       343,775
Income tax benefit from stock
  options exercised                 138,566                            --          --            --             --       138,566
Compensation paid through
  issuance of common stock          214,575                            --          --            --          1,667       212,908
Purchase of treasury stock         (557,788)                           --    (557,788)           --             --            --
Cash dividends declared,
  $.4025 per share               (1,781,264)                   (1,781,264)         --            --             --            --
                                -----------      -----------  -----------   ---------    ----------      ---------    ----------
BALANCE, December 31, 1998      $26,567,534                   $19,328,022   $(557,788)    $ 150,000       $444,979    $7,202,321
                                ===========      ===========  ===========   ==========   ==========      =========    ==========

          See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



Years ended December 31,                                                            1998              1997              1996
------------------------                                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $  3,440,996      $  3,205,858      $  3,202,967
  Adjustments to reconcile net income to net cash provided by operating activities:
       Net amortization of investments                                                6,309            81,707           201,344
       Amortization of intangible assets                                             96,487            46,833            59,967
       Depreciation of premises and equipment                                     1,022,160           798,295           761,001
       Provision for loan losses                                                    360,000           300,000           240,000
       Deferred income tax (benefit)                                                (47,655)          (87,997)          (87,000)
       Deferred net loan fees                                                      (162,260)          (74,024)          (84,807)
       Investment securities (gains), net                                          (130,985)          (10,664)          (18,478)
       Compensation paid through issuance of common stock                           214,575                --                --
       Gain on sales/conversion of premises and equipment                            (2,540)           (3,002)           (1,166)
       Gains on sales of government guaranteed loans                               (988,465)         (439,768)          (17,314)
       Gains on sales of mortgage loans                                                  --          (118,863)         (173,648)
       (Increase) decrease in interest receivable                                  (863,959)          (69,960)           28,314
       Increase in interest payable                                                 196,413             4,250           310,938
       Increase in intangible assets                                                (27,348)          (69,025)         (141,276)
       (Increase) decrease in other assets                                         (302,808)          880,738          (944,246)
       Increase (decrease) in other liabilities                                     491,397           300,993          (143,172)
       Other                                                                          1,464                --                --
                                                                               ------------      ------------      ------------

Net cash provided by operating activities                                         3,303,781         4,745,371         3,193,424
                                                                               ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities held to maturity                           (44,813,928)      (27,870,735)       (5,951,250)
  Sales of investment securities available for sale                               9,966,994         5,083,984         8,013,906
  Repayments of principal and maturities of investment
     securities available for sale                                                2,979,575        13,004,356         5,591,954
  Maturities of investment securities held to maturity                           21,000,000         6,075,000         1,706,000
  Proceeds from sales of government guaranteed loans                             11,458,514         7,400,314         1,075,630
  Proceeds from sales of mortgage loans                                                  --         6,062,024        11,564,515
  Investment in ERAS Joint Venture                                                 (791,216)               --                --
  Purchase of Small Business Consultants, Inc.                                           --          (275,000)               --
  Net cash received in purchase of branch from Coconut Grove
     Bank                                                                         9,665,577                --                --
  Loans originated or acquired, net of principal repayments                     (70,904,605)      (34,058,909)      (38,550,111)
  Purchases of premises and equipment                                            (3,053,387)       (2,578,505)         (415,670)
  Sales of premises and equipment                                                     5,635            34,035             4,430
                                                                               ------------      ------------      ------------

Net cash used by investing activities                                          $(64,486,841)     $(27,123,436)     $(16,960,596)
                                                                               ============      ============      ============

    See accompanying notes to consolidated financial statements. (Continued)

                      TIB FINANCIAL CORP. AND SUBSIDIARIES



Years ended December 31,                                                     1998              1997              1996
------------------------                                                 ------------     -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                      $ (1,337,609)     $ (9,084,248)     $  6,907,375
  Net increase in demand, money market and savings accounts                61,394,697        56,341,652         6,524,755
  Time deposits accepted, net of repayments                                 2,973,798       (12,503,413)        6,001,236
  Proceeds from exercise of stock options                                     349,892           273,266           350,942
  Treasury stock repurchased                                                 (557,788)               --                --
  Cash dividends paid                                                      (1,767,480)       (1,739,842)       (1,227,146)
                                                                         ------------      ------------      ------------

Net cash provided by financing activities                                  61,055,510        33,287,415        18,557,162
                                                                         ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (127,550)       10,909,350         4,789,990

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             24,829,285        13,919,935         9,129,945
                                                                         ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 24,701,735      $ 24,829,285      $ 13,919,935
                                                                         ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest                                                              $  9,678,662      $  7,871,906      $  6,159,810
   Income taxes                                                             1,745,000         1,637,000         1,656,000


Subsequent to the adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133), in July 1998, investment securities held to maturity totaling $11,898,815 were transferred to investment securities available for sale. (See
Note 1 - New Accounting Pronouncements - Accounting for Derivative Instruments and Hedging Activities.)

The Company purchased the banking facilities and assumed the Homestead deposit base of the Coconut Grove Bank. Net cash received in connection with the acquisition is calculated as follows:

Deposit and other liabilities assumed                                    $ 11,919,139
Less cash paid for:
  Premises and equipment                                                     (818,140)
  Core deposit premium                                                     (1,435,422)
                                                                         ------------

                                                                         $  9,665,577
                                                                         ============


          See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TIB Financial Corp. and subsidiaries provide full-service commercial banking services in Monroe and South Dade counties, Florida.

The accounting and reporting policies of TIB Financial Corp. and subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its two wholly-owned subsidiaries, TIB Bank of the Keys (Bank) and TIB Software and Services, Inc., and the Bank's two subsidiaries, TIB Government Loan Specialists, Inc. and TIB Investment & Insurance Center, Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

CORPORATE REORGANIZATION

During 1996, the Parent Company was formed providing for a reorganization whereby the Bank became a wholly-owned subsidiary of the Parent Company. The transaction was approved unanimously by the Bank's shareholders and accounted for on a historical cost basis similar to a pooling of interests and, accordingly, the accompanying consolidated financial statements are prepared as if the reorganization occurred January 1, 1996.

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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PARENT COMPANY SUBSIDIARY

In 1998, the Parent Company's subsidiary, TIB Software and Services, Inc., acquired a 30 percent interest in ERAS Joint Venture (the "Venture"), a general partnership, in exchange for a total consideration of $791,216. Goodwill associated with the transaction totaled $643,214 and is being amortized over a period of ten years. The investment in the Venture is being accounted for using the equity method. The Venture's primary business is item processing and the design, development, installation and maintenance of accounting software for financial institutions.

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

Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the effective-yield method over the period to the maturity of the related securities. Premium and discount on mortgage-backed securities are amortized (deducted) and accreted (added), respectively, to interest income on the effective interest method over the period to maturity of the related securities, taking into consideration assumed prepayment patterns.

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

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights," an amendment of Statement of Financial Accounting Standards No. 65 (SFAS 65), "Accounting for Certain Mortgage Banking Activities." The provisions of SFAS 122 denote the accounting distinction between rights to service mortgage loans that are acquired through loan origination and those acquired through purchase. The adoption of SFAS 122 did not have a significant impact on the financial condition or results of operations of the Company.

Fixed rate mortgage loans are originated by the Bank and sold to a third party immediately without recourse. All fees are recognized as income at the time of the sale.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for loan losses through a charge to the provision. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income, thereafter.

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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTANGIBLE ASSETS

Intangible assets include amounts for excess servicing fees on government guaranteed loans, organizational expenses, deposit base premiums and goodwill. Excess servicing rights are being amortized over the expected life of the related loan. The Parent Company organizational expenses are being amortized over five years using the straight-line method. The deposit base premium is being amortized using the straight-line method over an estimated life of 10 years. Goodwill is amortized over varying periods, from 10 to 15 years, using the straight-line method.

Long-lived assets, including certain fixed assets and intangibles, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment on intangibles is evaluated at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement.

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

COMMON STOCK SPLITS

On March 26, 1996, the Board of Directors declared a two-for-one common stock split distributable on May 14, 1996, to shareholders of record at the close of business on May 2, 1996, resulting in 709,740 additional shares of common stock being issued. On February 25, 1997, the Board of Directors declared a three-for-one common split distributable on March 18, 1997, to shareholders of record at the close of business on February 25, 1997, resulting in 2,889,576 additional shares of common stock being issued. In the consolidated financial statements, all per share amounts, number of shares outstanding and market prices have been restated to reflect these stock splits as if they had occurred January 1, 1996. An amount equal to the $.10 par value of the additional shares outstanding after the stock splits has been transferred from surplus to common stock.

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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basic earnings per common share has been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options, as described in Note 11, are considered to be common stock equivalents for purposes of calculating diluted earnings per common share. The common stock splits have been treated retroactively as occurring on January 1, 1996, for earnings per share computation purposes.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:


                                                                             Net              Common         Per Share
                                                                          Earnings            Shares           Amount
                                                                         ----------         ---------       ------------
 For the year ended December 31, 1998:
    Basic earnings per common share                                      $3,440,996         4,415,949           $ .78
    Effect of dilutive stock options                                             --           208,431            (.04)
                                                                         ----------         ---------           -----
 Diluted earnings per common share                                       $3,440,996         4,624,380           $ .74
                                                                         ==========         =========           =====
 For the year ended December 31, 1997:
    Basic earnings per common share                                      $3,205,858         4,354,547           $ .74
    Effect of dilutive stock options                                             --           247,828            (.04)
                                                                         ----------         ---------           -----

 Diluted earnings per common share                                       $3,205,858         4,602,375           $ .70
                                                                         ==========         =========           =====

 For the year ended December 31, 1996:
    Basic earnings per common share                                      $3,202,967         4,280,712           $ .75
    Effect of dilutive stock options                                             --           143,964            (.03)
                                                                         ----------         ---------           -----

 Diluted earnings per common share                                       $3,202,967         4,424,676           $ .72
                                                                         ==========         =========           =====

STOCK-BASED COMPENSATION

The Company accounts for stock options under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As provided by SFAS 123, the Company has elected to continue applying the provisions of APB 25 in determining its net income relative to stock-based compensation. The Company has adopted the SFAS 123 requirement that a company disclose the pro forma net income and pro forma earnings per share for the years ending December 31, 1998, 1997 and 1996, as if the alternative fair-value-based accounting method in SFAS 123 had been used in determining net income. The adoption of SFAS 123 did not have a significant impact on the financial condition or results of operations of the Company.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note 15):

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value.

Investment securities - The fair value of investment securities held to maturity and available for sale is estimated based on bid quotations received from independent pricing services. The carrying amount of other investments approximates fair value.

Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of deposits with no stated maturity, such as demand, NOW and money market, and savings accounts, is equal to the amount payable on demand at year-end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings - The carrying amount of federal funds purchased and other short-term borrowings maturing within 30 days approximates fair value.

Accrued interest - The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance-sheet instruments - The fair value of commitments to extend credit to fund commercial, consumer, real estate-construction and real estate-mortgage loans and to fund standby letters of credit is equal to the amount of commitments outstanding at December 31, 1998. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

Certain reclassifications have been made in the 1997 and 1996 financial statements to conform with the 1998 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 is effective for such transactions entered into subsequent to December 31, 1996, and for certain excess servicing rights recorded at December 31, 1996. Under SFAS 125, a company recognizes the financial and servicing assets it controls and the liabilities it has incurred and derecognizes financial assets when control has been surrendered and liabilities when extinguished. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 127 (SFAS 127), "Deferral of the Effective Date of FASB Statement No. 125," which delayed the effective date of certain provisions of SFAS 125 until 1998. The adoption of SFAS 125 and SFAS 127 did not have a significant impact on the financial condition or results of operations of the Company.

Reporting Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement is effective for financial statements issued for periods beginning after December 15, 1997. Under SFAS 130, a company is required to show changes in assets and liabilities as comprehensive income in the consolidated statements of changes in stockholders' equity or in alternative comprehensive income statement presentations. The adoption of SFAS 130 did not have a significant impact on the financial condition or results of operations of the Company.

Disclosure About Segments of an Enterprise and Related Information

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 requires disclosures of certain financial information by segments of a company's business. (See Note 16.)

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999;

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

however, early adoption is allowed. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company adopted the new standard as of July 1, 1998. The effect on the consolidated financial statements at July 1, 1998, which resulted from the transfer of investment securities, with an amortized cost of $11,898,815, from the held-to-maturity category to the available-for-sale category, was an increase in the other comprehensive income market valuation reserve of approximately $176,000.

PENDING ACCOUNTING PRONOUNCEMENTS

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 (SFAS 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS 134 is effective for the first fiscal quarter after December 15, 1998. This statement amends SFAS 65 by revising the accounting for retained securities and beneficial interests. Management of the Company does not believe that the adoption of SFAS 134 will have a material impact on the consolidated financial condition or results of operations of the Company.


2.   CASH AND DUE FROM BANKS

A bank is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks or in cash. The Bank's average reserve requirement as of December 31, 1998, was approximately $3,514,000.
The Bank maintained cash balances which were adequate to meet this requirement.


3.   INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                                  AMORTIZED           UNREALIZED        UNREALIZED         MARKET
 DECEMBER 31, 1998                                   COST                GAINS            LOSSES            VALUE
 -----------------                              ------------          ----------        ----------       ----------
 U.S. Treasury securities                        $14,083,195           $247,542         $     --        $14,330,737
 U.S. Government agencies and
    corporations                                  33,161,248            177,062          109,375         33,228,935
 Other investments                                   908,100                 --               --            908,100
                                                 -----------           --------         --------        -----------

                                                 $48,152,543           $424,604         $109,375        $48,467,772
                                                 ===========           ========         ========        ===========


                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 Amortized           Unrealized         Unrealized             Market
 December 31, 1997                                  Cost                Gains             Losses               Value
 -----------------                             -------------          ---------         ----------         -------------
 U.S. Treasury securities                      $  15,978,285          $ 157,355         $       --         $  16,135,640
 States and political subdivisions                 7,373,701            293,750                 --             7,667,451
 U.S. Government agencies and
    corporations                                  12,001,487             20,693             15,480            12,006,700
 Other investments                                   864,600                 --                 --               864,600
                                               -------------          ---------         ----------          ------------
                                               $  36,218,073          $ 471,798         $   15,480          $ 36,674,391
                                               =============          =========         ==========          ============

The amortized cost and estimated market value of investment securities available for sale are as follows:


                                                  AMORTIZED          UNREALIZED          UNREALIZED            MARKET
 DECEMBER 31, 1998                                  COST                GAINS              LOSSES               VALUE
 -----------------                              ------------          ---------          -----------       -------------
 U.S. Treasury securities                       $  5,021,513          $  21,437           $     --          $  5,042,950
 States and political subdivisions                 8,114,069            219,112                 --             8,333,181
 Mortgage-backed securities                        4,022,557              4,020             12,379             4,014,198
 Other debt securities                               449,871              7,810                 --               457,681
                                                ------------          ---------          ---------          ------------
                                                $ 17,608,010           $252,379          $  12,379          $ 17,848,010
                                                ============          =========          =========          ============






                                                Amortized            Unrealized         Unrealized             Market
 December 31, 1997                                Cost                 Gains             Losses                 Value
 -----------------                             -------------         ----------        -----------         -------------
 U.S. Treasury securities                      $   9,044,333         $       --         $   33,753         $   9,010,580
 Mortgage-backed securities                        9,056,448             20,064             88,253             8,988,259
 Other debt securities                               449,664             22,942                 --               472,606
                                               -------------         ----------         ----------         -------------
                                               $  18,550,445         $   43,006         $  122,006         $  18,471,445
                                               =============         ==========         ==========         =============

Other investments consist of stock in the Independent Bankers' Bank of Florida and the Federal Home Loan Bank of Atlanta. Other debt securities consist of corporate debt securities.

The net unrealized gain (loss) on available-for-sale securities at December 31, 1998 and 1997, net of the related deferred taxes of $90,000 and $(30,000), is $150,000 and $(49,000), respectively, and is included as a separate component of stockholders' equity.

The amortized cost and estimated market value of investment securities held to maturity and available for sale at December 31, 1998, by contractual maturity, are shown as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  INVESTMENT SECURITIES                    INVESTMENT SECURITIES
                                                    HELD TO MATURITY                         AVAILABLE FOR SALE
                                              -------------------------------           ------------------------------
                                                 AMORTIZED          MARKET                AMORTIZED          MARKET
 DECEMBER 31, 1998                                 COST              VALUE                   COST             VALUE
 -----------------                            ------------       ------------           ------------      ------------
 Due in one year or less                      $  4,007,908       $  4,032,500           $  6,659,717      $  6,694,237
 Due after one year through five years          18,074,476         18,323,547                941,072           997,337
 Due after five years through ten years         25,162,059         25,203,625              3,748,218         3,858,198
 Due after ten years                               908,100            908,100              2,236,446         2,284,040
 Mortgage-backed securities                             --                 --              4,022,557         4,014,198
                                              ------------       ------------           ------------      ------------
                                              $ 48,152,543       $ 48,467,772           $ 17,608,010      $ 17,848,010
                                              ============       ============           ============      ============

Proceeds from sales of investment securities available for sale during 1998, 1997 and 1996, respectively, were $9,966,994, $5,083,984 and $8,013,906 with gross gains of $129,537, $4,201 and $3,706 and no gross losses. Maturities and principal repayments of investment securities available for sale during 1998, 1997 and 1996 were $2,979,575, $13,004,356 and $5,591,954, respectively. Gross gains realized from calls and mandatory redemptions of held-to-maturity securities during 1998, 1997 and 1996 were $1,448, $6,463 and $14,772, respectively.

Investment securities having carrying values of approximately $13,261,000 and $10,964,000 at December 31, 1998 and 1997, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law. The Bank's pledged securities are held in safekeeping.


4.    LOANS

Major classifications of loans are as follows:

 December 31,                                                              1998               1997
 ------------                                                           ------------       ------------
 Commercial, financial and agricultural                                 $163,798,992       $123,787,065
 Real estate--construction                                                 5,960,092         10,010,565
 Real estate--individual                                                  62,544,350         42,598,799
 Installment and simple interest individual                               13,810,146          9,695,260
 Other                                                                       554,830            186,905
                                                                        ------------       ------------
 Total loans                                                             246,668,410        186,278,594
 Net deferred loan fees                                                      370,231            532,491
                                                                        ------------       ------------
 Loans, net of deferred loan fees                                      $ 246,298,179       $185,746,103
                                                                       =============        ===========

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Substantially all loans are made to borrowers in the Bank's primary market area of Monroe and South Dade counties, in which the primary industry is tourism. Therefore, a substantial portion of the Bank's loan customers and outstanding loans are related to the tourism industry. At December 31, 1998 and 1997, the Bank had approximately $212,269,000 and $163,334,000, respectively, of its portfolio secured by real estate.

Nonaccrual and restructured loans totaled $521,000 and $273,000 at December 31, 1998 and 1997, respectively. If such loans had been on a full-accrual basis, interest income would have been approximately $32,000 and $16,000 higher in 1998 and 1997, respectively. Interest income recognized on these loans totaled approximately $21,000 and $14,000, respectively.

At December 31,1998 and 1997, the Bank had no loans which are impaired under SFAS 114.

The following is a summary of transactions in the allowance for loan losses:


 Years ended December 31,                                               1998                1997               1996
 ------------------------                                             ----------          ----------         ----------
 Balance, beginning of year                                           $2,201,974          $1,929,719         $1,700,823
 Provision charged to expense                                            360,000             300,000            240,000
 Loans charged off                                                       (82,020)            (39,514)           (11,734)
 Recoveries of loans previously charged off                               37,280              11,769                630
                                                                       ---------          ----------         ----------
 Balance, end of year                                                 $2,517,234          $2,201,974         $1,929,719
                                                                      ==========          ==========         ==========


5.    PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following:

 December 31,                                                                              1998                1997
 ------------                                                                          ------------        ------------
 Land                                                                                  $  3,220,536        $  2,850,113
 Buildings                                                                                7,820,544           6,821,417
 Furniture, fixtures and equipment                                                        6,154,871           5,108,260
 Construction in progress                                                                 1,411,247               7,000
                                                                                       ------------        ------------
                                                                                         18,607,198          14,786,790
 Less accumulated depreciation                                                           (5,726,838)         (4,752,702)
                                                                                       ------------        ------------
 Premises and equipment, net                                                            $12,880,360         $10,034,088
                                                                                       ============        ============

The charge to operating expense for depreciation totaled $1,022,160, $798,295 and $761,001 in 1998, 1997 and 1996, respectively.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Bank is obligated under operating leases for office space. The leases expire in periods varying from one to nineteen years, and some have renewal options for subsequent periods. Future minimum lease payments are as follows at December 31, 1998:


 Years ending December 31,
 -------------------------
      1999                                                       $ 52,958
      2000                                                         22,135
      2001                                                         22,135
      2002                                                         22,135
      2003                                                         16,756
      Thereafter                                                  130,000
                                                                 --------
                                                                 $266,119
                                                                 ========

Rental expense for the years ended December 31, 1998, 1997 and 1996, was approximately $93,000, $79,000 and $40,000, respectively.


6.   TIME DEPOSITS

At December 31, 1998, the scheduled maturities of time deposits are as follows:


 Years ending December 31,
 -------------------------
      1999                                                    $50,184,718
      2000                                                     10,973,300
      2001                                                      2,792,662
      2002 and thereafter                                      11,212,627
                                                              -----------
                                                              $75,163,307
                                                              ===========

7.   SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, wholesale and retail securities sold under agreements to repurchase, and a Treasury, Tax and Loan note option. The Bank utilizes these short-term borrowings, which generally represent overnight borrowing transactions, for liquidity purposes.

The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $5,000,000 at December 31, 1998. Securities sold under agreements to repurchase (wholesale) represent a wholesale agreement with a correspondent bank which is collateralized by a U.S. Treasury note. The Bank also has several securities sold under repurchase agreements (retail) with commercial account holders whereby the Bank sweeps the customer's accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by the Bank. (See Note 3.)

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Bank accepts Treasury, Tax and Loan deposits from certain commercial depositors and remits these deposits to the appropriate government authorities. The Bank can hold up to $1,700,000 of these deposits more than a day under a note option agreement with its regional federal reserve bank and pay interest on those funds held. The Bank pledges certain investment securities against this account. (See Note 3.)

In 1997, the Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is $27 million, and any advances are secured by the Bank's one-to-four-family residential mortgage loans. No advances were made on this credit line in 1998 or 1997.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the four categories of short-term borrowings:


 Years ended December 31,                                                                    1998                  1997
 ------------------------                                                                 -----------          ------------
 FEDERAL FUNDS PURCHASED:
   Balance:
     Average daily outstanding                                                            $   334,398          $     56,699
     Year-end outstanding                                                                          --                    --
     Maximum month-end outstanding                                                          3,169,000                    --
   Rate:
     Weighted average                                                                             5.9%                  6.0%

 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (WHOLESALE):
   Balance:
     Average daily outstanding                                                            $   221,918           $   147,945
     Year-end outstanding                                                                          --                    --
     Maximum month-end outstanding                                                                 --             3,000,000
   Rate:
     Weighted average                                                                             5.8%                  5.9%

 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (RETAIL):
   Balance:
     Average daily outstanding                                                            $   244,895           $   353,976
     Year-end outstanding                                                                     371,004               217,659
     Maximum month-end outstanding                                                            371,004               689,202
   Rate:
     Weighted average                                                                             4.0%                  4.4%

 TREASURY, TAX AND LOAN NOTE OPTION:
   Balance:
     Average daily outstanding                                                            $   808,629           $   715,046
     Year-end outstanding                                                                     298,565             1,789,519
     Maximum month-end outstanding                                                          1,700,000             1,789,519
   Rate:
     Weighted average                                                                             4.4%                  4.9%


                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES

The following are the components of income tax expense as provided:

 Years ended December 31,                                                1998                1997               1996
 ------------------------                                             ----------          ----------         ----------
 Current income tax provision
   Federal                                                            $1,674,965          $1,569,264         $1,440,000
   State                                                                 258,490             237,333            236,000
                                                                      ----------          ----------         ----------
                                                                       1,933,455           1,806,597          1,676,000
 Deferred income tax provision (benefit)                                 (47,655)            (87,997)           (87,000)
                                                                      ----------          ----------         ----------
                                                                      $1,885,800          $1,718,600         $1,589,000
                                                                      ==========          ==========         ==========

A reconciliation of income tax computed at the Federal statutory income tax rate to total income taxes is as follows:

 Years ended December 31,                                                1998                1997               1996
 ------------------------                                             ----------          ----------         ----------
   <
 Pretax income                                                        $5,326,796          $4,924,458         $4,791,967
                                                                      ==========          ==========         ==========

 Income taxes computed at Federal statutory tax rate                  $1,811,000          $1,674,000         $1,629,300
 Increase (decrease) resulting from:
   Tax-exempt interest rate                                             (170,400)           (123,000)          (120,250)
   State income taxes                                                    170,600             157,000            155,800
   Other, net                                                             74,600              10,600            (75,850)
                                                                      ----------          ----------         ----------
                                                                      $1,885,800          $1,718,600         $1,589,000
                                                                      ==========          ==========         ==========


The following summarizes the tax effects of temporary differences which comprise the net deferred tax asset:

 December 31,                                                                                1998               1997
 ------------                                                                              ---------          ---------
 Reserve for loan losses                                                                   $ 801,493          $ 682,956
 Unrealized losses on securities available for sale                                               --             30,000
                                                                                           ---------          ---------
 Total gross deferred tax assets                                                             801,493            712,956
                                                                                           ---------          ---------
 Accumulated depreciation                                                                   (397,181)          (316,999)
 Deferred loan fees                                                                               --            (14,197)
 Gain on building swap                                                                       (81,349)           (83,547)
 Unrealized gains on securities available for sale                                           (90,000)                --
 Other                                                                                       (10,311)            (3,216)
                                                                                           ---------          ---------
 Total gross deferred tax liabilities                                                       (578,841)          (417,959)
                                                                                           ---------          ---------
 Net deferred tax asset                                                                    $ 222,652          $ 294,997
                                                                                           =========          =========


                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   EMPLOYEE BENEFIT PLAN

Effective January 1, 1994, the Bank established an Employee Stock Ownership Plan containing Internal Revenue Code Section 401(k) Provisions. The Plan is a complete amendment, restatement, and consolidation of the TIB Bank of the Keys 401(k) Plan, originally effective January 1, 1990, and the Employee Profit Sharing Trust, originally effective January 1, 1978.

The Plan covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Bank and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Bank will match 25 percent of salary reduction contributions up to 4 percent of compensation, not to exceed a maximum contribution of $1,000 per employee; and an additional discretionary contribution made by the Bank allocated to the accounts of participants on the basis of total relative compensation. The Bank contributed $171,000, $161,000 and $168,000 to the plan in 1998, 1997 and 1996, respectively. As of December 31, 1998, the Plan contained approximately 118,000 shares of the Company's common stock.


10.  RELATED PARTY TRANSACTIONS

As of December 31, 1998 and 1997, the Bank had direct and indirect loans outstanding to certain of its officers, directors and their related business interests which aggregated $12,356,737 and $8,953,452, respectively. During 1998, additional loans and credit line extensions, net of expirations, totaled $5,803,550. Loan repayments and guarantor releases totaled $2,400,265. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.


11.  STOCKHOLDERS' EQUITY

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk weighted assets (as defined). As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation and the Federal Reserve Board categorized the Bank and the Company, respectively, as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes has changed the Company's or the Bank's category. To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the following tables. The actual capital amounts and ratios are also presented in the following tables.

                                                                           ADEQUATELY
                                            WELL CAPITALIZED               CAPITALIZED
 DECEMBER 31, 1998                             REQUIREMENT                 REQUIREMENT                    ACTUAL
 ---------------------------------------------------------------------------------------------------------------------
                                           AMOUNT         RATIO          AMOUNT       RATIO         AMOUNT       RATIO
                                           ------         -----          ------       -----         ------       -----
 Tier 1 Capital (to Average
    Assets)

      Consolidated                      >$15,711,000       >5.0%       $ 9,427,000     3.0%      $24,731,000      7.9%
                                        -                  -
      Bank                              > 15,688,000       >5.0%         9,413,000     3.0%       23,676,000      7.6%
                                        -                  -
 Tier 1 Capital (to Risk
    Weighted Assets)

      Consolidated                      >$15,217,000       >6.0%       $10,145,000     4.0%      $24,731,000      9.8%
                                        -                  -
      Bank                              > 15,163,000       >6.0%        10,108,000     4.0%       23,676,000      9.4%
                                        -                  -
 Total Capital (to Risk Weighted
    Assets)

      Consolidated                      >$25,362,000      >10.0%       $20,290,000     8.0%      $27,248,000     10.7%
                                        -                 -
      Bank                              > 25,271,000      >10.0%        20,217,000     8.0%       26,193,000     10.4%
                                        -                 -


                                                                           ADEQUATELY
                                            WELL CAPITALIZED               CAPITALIZED
 DECEMBER 31, 1997                             REQUIREMENT                 REQUIREMENT                    ACTUAL
 ---------------------------------------------------------------------------------------------------------------------
                                           AMOUNT         RATIO          AMOUNT       RATIO         AMOUNT       RATIO
                                           ------         -----          ------       -----         ------       -----
 Tier 1 Capital (to Average
    Assets)

      Consolidated                      >$12,853,000       >5.0%       $ 7,712,000     3.0%      $24,388,000      9.5%
                                        -                  -
      Bank                              > 12,842,000       >5.0%         7,705,000     3.0%       23,827,000      9.3%
                                        -                  -
 Tier 1 Capital (to Risk
    Weighted Assets)

      Consolidated                      >$11,532,000       >6.0%       $ 7,688,000     4.0%      $24,388,000     12.7%
                                        -                  -
      Bank                              > 11,518,000       >6.0%         7,679,000     4.0%       23,827,000     12.4%
                                        -                  -
 Total Capital (to Risk Weighted
    Assets)

      Consolidated                      >$19,220,000       >10.0%      $15,376,000     8.0%      $26,590,000     13.8%
                                        -                  -
      Bank                              > 19,197,000       >10.0%       15,358,000     8.0%       26,029,000     13.6%
                                        -                  -

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes, as of December 31, 1998, that the Company and the Bank meet all capital requirements to which it is subject.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends without prior regulatory approval at December 31, 1998, is approximately $4,246,000.

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

The Company applies APB 25 and related Interpretations in accounting for its stock-based compensation plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS 123, the Company's net income and earnings per share would have been the pro forma amounts indicated as follows:

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Years ended December 31,                                                1998               1997                1996
 ------------------------                                             ----------         ----------          ----------
 Net income
   As reported                                                        $3,440,996         $3,205,858          $3,202,967
   Pro forma                                                           3,362,204          3,163,751           3,194,108

 Basic earnings per common share
   As reported                                                        $       78         $      .74          $      .75
   Pro forma                                                                 .76                .73                 .75

 Diluted earnings per common share
   As reported                                                        $      .74         $      .70          $      .72
   Pro forma                                                                 .73                .69                 .72


The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in 1998 and 1997:


                                                                        1998                1997               1996
                                                                     -----------        ------------       ------------
 Dividend yield                                                             3.3%                3.0%               4.8%
 Risk-free interest rate                                            4.7% TO 5.6%        5.4% to 7.0%       6.4% to 6.7%
 Expected lives                                                          9 years             9 years            9 years
 Volatility                                                                  .41                 .48                  0





                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's fixed stock option plan as of and for the three years ended December 31, 1998, is presented below:

                                                                               Exercise Price           Weighted Average
                                                               Shares               Range                Exercise Price
 -----------------------------------------------------------------------------------------------------------------------
 BALANCE, December 31, 1995                                   612,600       $ 5.49    -    $ 6.23            $ 5.53
   Granted                                                    120,000         8.33    -      9.00              8.45
   Exercised                                                  (63,900)        5.49    -      5.50              5.49
   Expired                                                    (62,400)        5.49    -      5.50              5.49
 -----------------------------------------------------------------------------------------------------------------------

 BALANCE, December 31, 1996                                   606,300         5.49    -      9.00              6.11
   Granted                                                    125,300         9.00    -     14.50             12.16
   Exercised                                                  (49,590)        5.49    -      8.33              5.51
   Expired                                                    (42,000)        5.49    -      9.00              6.57
 -----------------------------------------------------------------------------------------------------------------------

 BALANCE, December 31, 1997                                   640,010         5.49    -     14.50              7.31
   Granted                                                     75,500        10.88    -     14.00             13.10
   Exercised                                                  (61,175)        5.49    -      9.00              5.72
   Expired                                                    (43,250)        5.49    -     13.50              7.84
 -----------------------------------------------------------------------------------------------------------------------

 BALANCE, December 31, 1998                                   611,085       $ 5.49    -    $14.50            $ 8.15
========================================================================================================================


 Options exercisable at December 31, 1998                     221,985

 Options exercisable at December 31, 1997                     224,510

 Options exercisable at December 31, 1996                     223,800


 Weighted average fair value of options granted during
    1998                                                        $5.05

 Weighted average fair value of options granted during
    1997                                                        $5.60

 Weighted average fair value of options granted during
    1996                                                       $  .74
=====================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about fixed stock options outstanding, after the effect of the three-for-one stock split in 1997:

                                                   DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                            Outstanding Options                              Options Exercisable
                                ------------------------------------------------        -----------------------------
                                                         Weighted
                                                          Average       Weighted                             Weighted
        Range of                      Number             Remaining      Average              Number          Average
        Exercise                  Outstanding at        Contractual     Exercise         Exercisable at      Exercise
         Price                  December 31, 1998          Life          Price          December 31, 1998     Price
 --------------------------------------------------------------------------------------------------------------------
     $5.49  -    $5.50               304,585                6.0         $  5.49              153,985          $  5.49
                  6.23                30,000                6.6            6.23               30,000             6.23
      8.33  -     9.00               120,200                7.6            8.62               23,900             8.65
     10.88  -    13.25                25,500                9.4           12.22                   --               --
     13.50  -    14.50               130,800                8.8           13.56               14,100            13.72
 --------------------------------------------------------------------------------------------------------------------

                                     611,085                7.1         $  8.15              221,985          $  6.45
 ====================================================================================================================




                                                   December 31, 1997
 --------------------------------------------------------------------------------------------------------------------
                                            Outstanding Options                             Options Exercisable
                                -----------------------------------------------         -----------------------------
                                                         Weighted
                                                          Average      Weighted                              Weighted
        Range of                     Number             Remaining      Average               Number          Average
        Exercise                Outstanding at          Contractual    Exercise          Exercisable at      Exercise
          Price                December 31, 1997           Life        Price            December 31, 1997    Price
 --------------------------------------------------------------------------------------------------------------------
     $5.49  -   $5.50               380,610                 7.0        $  5.49              178,410           $  5.49
                 6.23                30,000                 7.6           6.23               30,000              6.23
      8.33  -    9.00               142,600                 8.5           8.60               16,100              8.63
     13.50  -   14.50                86,800                 9.6          13.56                   --                --
 --------------------------------------------------------------------------------------------------------------------

                                    640,010                 7.7        $  7.31              224,510           $  5.82
 ====================================================================================================================


12.   COMMITMENTS AND CONTINGENCIES

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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Bank's exposure to credit loss in the event of nonperformance by the customer on the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1998 and 1997, total commitments to extend credit were approximately $29,760,000 and $19,728,000, respectively, in unfunded loan commitments. The Bank's experience has been that approximately 85 percent of loan commitments are drawn upon by customers.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At December 31, 1998 and 1997, commitments under standby letters of credit aggregated approximately $902,000 and $315,000, respectively. In 1998 and 1997, the Bank was not required to perform on a standby letter of credit.

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

The Bank has employment agreements with three of its executive officers. Such agreements provide for minimum salary levels, adjustable solely at the discretion of the Board of Directors. These agreements contain certain provisions whereby, in the event a change in ownership control occurs, the term of the employment agreements would become 24 months. If such a change in ownership control had occurred as of December 31, 1998, the commitment for future salary payments on these contracts would have been $800,000.

As of December 31, 1998, the Parent Company has directly guaranteed to the Bank a $3,000,000 debt obligation for an extension of credit to the Phoenix Group. The Bank has loaned a total of $6,000,000 to the Phoenix Group. In connection with this guarantee, the Parent Company has the option to purchase $3,000,000 of the debt from the Bank and convert such debt to a 50 percent ownership in the Phoenix Group during a 36-month period beginning in October 1998. The overall lending arrangement matures in October 2001.


13.   STOCK REPURCHASES

On September 22, 1998, the Company's Board of Directors voted to repurchase 50,000 shares of the Company's stock in 1998. This repurchase resulted in 50,000 outstanding shares of treasury stock, at a cost of $557,788 at December 31, 1998. In addition, on December 15, 1998, the Company's Board of Directors voted to repurchase up to 50,000 shares of the Company's stock in 1999.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   SUPPLEMENTAL FINANCIAL DATA

Components of other expense in excess of 1 percent of total interest and other income are as follows:


 Years ended December 31,                                                1998                1997               1996
 ------------------------                                             ----------          ----------           --------
 Merchant bank card processing expenses                               $1,269,411          $1,159,235           $938,341
 Other merchant charges                                                  323,079             341,949            251,572
 Operating supplies                                                      397,543             338,541            290,327
 Computer services                                                       861,368             596,627            572,239
 Legal and professional fees                                             510,356             511,964            397,565
 Marketing and community relations                                       496,442             417,408            224,593
 Postage, courier, and armored car                                       325,137             285,391            239,598



15.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:



                                                          1998                                      1997
                                           -----------------------------------    ------------------------------------
                                              Carrying               Estimated           Carrying           Estimated
 December 31,                                  Value                Fair Value            Value             Fair Value
 ---------------------------------------------------------------------------------------------------------------------
 Financial assets:
    Cash and cash equivalents               $  24,702,000         $  24,702,000      $  24,829,000       $  24,829,000
    Investment securities held to
      maturity                                 48,153,000            48,468,000         36,218,000          36,674,000
    Investment securities available
      for sale                                 17,848,000            17,848,000         18,471,000          18,471,000
    Loans                                     243,781,000           244,942,000        183,544,000         182,227,000
    Accrued interest receivable                 2,615,000             2,615,000          1,751,000           1,751,000

 Financial liabilities:
    Noncontractual deposits                 $ 249,893,000         $ 249,893,000      $ 181,832,000       $ 181,832,000
    Contractual deposits                       75,163,000            75,701,000         66,989,000          67,137,000
    Short-term borrowings                         670,000               670,000          2,007,000           2,007,000
    Accrued interest payable                    1,985,000             1,985,000          1,748,000           1,748,000

 Off-balance-sheet instruments:
    Undisbursed credit lines                                      $  29,760,000                          $  19,728,000
    Standby letters of credit                                           902,000                                315,000


                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   SEGMENT REPORTING

TIB Financial Corp. has three reportable segments: community banking, merchant bank card processing, and government guaranteed loan sales and servicing. The community banking segment's business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bank card processing segment processes credit card transactions for local merchants. The government guaranteed loan segment originates and sells the government guaranteed portion of loans that qualify for government guaranteed loan programs, such as those offered by the Small Business Administration and the U.S. Department of Agricultural Rural Development Business and Industry Program.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before income taxes.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies. The government guaranteed loan segment was acquired as a unit, and the management at the time of the acquisition was retained.

                                                                     GOVERNMENT
                                                  MERCHANT           GUARANTEED
 YEAR ENDED                      COMMUNITY        BANK CARD          LOAN SALES              ALL
 DECEMBER 31, 1998                BANKING         PROCESSING        AND SERVICING           OTHER             TOTAL
 -----------------------------------------------------------------------------------------------------------------------
 Interest income               $  23,705,263       $        --         $        --       $      --       $  23,705,263
 Interest expense                 (9,915,274)               --                  --              --          (9,915,274)
 -----------------------------------------------------------------------------------------------------------------------

 Net interest income              13,789,989                --                  --              --          13,789,989

 Other income                      2,702,451         2,174,057           1,082,906         419,333           6,378,747
 Equity in income of
    ERAS Joint Venture                    --                --                  --          19,975              19,975
 Depreciation and
    amortization                  (1,004,062)           (2,312)            (13,728)         (2,058)         (1,022,160)
 Other expense                   (11,125,553)       (1,798,014)           (585,169)       (331,019)        (13,839,755)
 ---------------------------------------------------------------------------------------------------------------------

 Pretax segment profit          $  4,362,825       $   373,731         $   484,009       $ 106,231       $   5,326,796
 =====================================================================================================================

 Segment assets                 $354,331,980       $   101,050         $   245,441       $ 797,379       $ 355,475,850
 =====================================================================================================================


                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Government
                                                    Merchant          Guaranteed
 Year ended                      Community         Bank Card          Loan Sales         All
 December 31, 1997                Banking          Processing       and Servicing       Other             Total
 ------------------------------------------------------------------------------------------------------------------
 Interest income               $ 20,557,774       $        --         $      --       $      --        $ 20,557,774
 Interest expense                (7,876,156)               --                --              --          (7,876,156)
 ------------------------------------------------------------------------------------------------------------------

 Net interest income             12,681,618                --                --              --          12,681,618

 Other income                     2,392,795         2,109,363           497,960         319,286           5,319,404
 Depreciation and
    amortization                   (788,817)             (648)           (7,395)         (1,435)           (798,295)
 Other expense                  (10,096,971)       (1,650,157)         (277,440)       (253,701)        (12,278,269)
 ------------------------------------------------------------------------------------------------------------------

 Pretax segment profit         $  4,188,625       $   458,558         $ 213,125       $  64,150        $  4,924,458
 ==================================================================================================================

 Segment assets                $277,651,788       $    29,003         $ 270,208       $   7,821        $277,958,820
 ==================================================================================================================


                                                                      Government
                                                    Merchant          Guaranteed
 Year ended                      Community         Bank Card          Loan Sales         All
 December 31, 1996                Banking          Processing       and Servicing       Other             Total
 ------------------------------------------------------------------------------------------------------------------
 Interest income               $ 18,502,749       $        --         $      --       $      --        $ 18,502,749
 Interest expense                (6,506,760)               --                --              --          (6,506,760)
 ------------------------------------------------------------------------------------------------------------------

 Net interest income             11,995,989                --                --              --          11,995,989

 Other income                     2,074,809         1,709,116                --              --           3,783,925
 Depreciation and
    amortization                   (760,609)             (392)               --              --            (761,001)
 Other expense                   (8,879,001)       (1,347,945)               --              --         (10,226,946)
-------------------------------------------------------------------------------------------------------------------

 Pretax segment profit         $  4,431,188       $   360,779         $      --       $      --        $  4,791,967
===================================================================================================================

 Segment assets                $241,033,172       $    17,381         $      --       $      --        $241,050,553
===================================================================================================================


Revenues are almost exclusively derived from customers within the United States. The Company does not have a single customer that accounts for 10 percent or more the Company's revenue.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. CONDENSED FINANCIAL INFORMATION OF TIB FINANCIAL CORP.


                            CONDENSED BALANCE SHEETS
                                 (Parent Only)


December 31,                                                                               1998                1997
----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash on deposit with subsidiary                                                        $   118,266         $   295,236
Dividends and other receivables                                                            474,424             440,949
Investment in bank subsidiary                                                           25,437,549          24,002,596
Investment in nonbank subsidiary                                                           789,752                  --
Organization expenses                                                                       75,347             103,603
Other assets                                                                               123,175             158,368
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $27,018,513         $25,000,752
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Dividends payable                                                                   $   450,979         $   437,195
----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock                                                                            444,979             437,195
   Surplus                                                                               7,202,321           6,507,072
   Retained earnings                                                                    19,328,022          17,668,290
   Market valuation reserve on investment securities available
     for sale                                                                              150,000             (49,000)
   Treasury stock, 50,000 shares, at cost                                                 (557,788)                 --
----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                              26,567,534          24,563,557
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $27,018,513         $25,000,752
======================================================================================================================


                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         CONDENSED STATEMENTS OF INCOME
                                 (Parent Only)


Years ended December 31,                                                1998                1997               1996
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME
   Dividend from bank subsidiary                                     $2,414,915          $1,766,229         $1,852,324
----------------------------------------------------------------------------------------------------------------------

 Total operating income                                               2,414,915           1,766,229          1,852,324
----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE
   Amortization of intangibles                                           49,695              28,255              9,418
   Other expense                                                        285,351             269,752             33,945
----------------------------------------------------------------------------------------------------------------------

Total operating expense                                                 335,046             298,007             43,363
----------------------------------------------------------------------------------------------------------------------

Income before income tax benefit and equity in
   undistributed earnings of subsidiaries                             2,079,869           1,468,222          1,808,961

Income tax benefit                                                      105,200             105,400             16,300
----------------------------------------------------------------------------------------------------------------------

Income before equity in undistributed earnings of subsidiary          2,185,069           1,573,622          1,825,261

Equity in undistributed earnings of nonbank subsidiary                   19,975                  --                 --

Equity in undistributed earnings of bank subsidiary                   1,235,952           1,632,236          1,377,706
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                           $3,440,996          $3,205,858         $3,202,967
======================================================================================================================


                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (Parent Only)


 Years ended December 31,                                                1998                1997               1996
 -----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $ 3,440,996         $ 3,205,858        $ 3,202,967
    Equity in undistributed earnings of bank subsidiary               (1,235,952)         (1,632,236)        (1,377,706)
    Equity in undistributed earnings of nonbank subsidiary               (19,975)                 --                 --
    Amortization of intangibles                                           49,695              28,255              9,418
    Decrease (increase) in other assets                                  140,283             (30,752)          (611,276)
    Compensation paid through issuance of common stock                   214,575                  --                 --
 ----------------------------------------------------------------------------------------------------------------------

 Net cash provided by operating activities                             2,589,622           1,571,125          1,223,403
 ----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                              349,892             273,266            350,942
    Cash dividends paid                                               (1,767,480)         (1,739,842)        (1,227,146)
    Treasury stock repurchased                                          (557,788)                 --                 --
    Investment in ERAS Joint Venture                                    (791,216)                 --                 --
    Capital contributed to bank subsidiary                                    --                  --           (156,512)
    Proceeds from note payable                                                --                  --            124,000
    Repayment of note payable                                                 --                  --           (124,000)
 ----------------------------------------------------------------------------------------------------------------------

 Net cash used by financing activities                                (2,766,592)         (1,466,576)        (1,032,716)
 ----------------------------------------------------------------------------------------------------------------------

 NET (DECREASE) INCREASE IN CASH                                        (176,970)            104,549            190,687

 CASH, BEGINNING OF YEAR                                                 295,236             190,687                 --
 ----------------------------------------------------------------------------------------------------------------------

 CASH, END OF YEAR                                                  $    118,266         $   295,236        $   190,687
=======================================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 1998. Effective August 8, 1996, BDO Seidman, LLP ("BDO") (formerly Bricker & Melton, P.A. whose practice has been combined with BDO) was appointed by the Board of Directors of the Company and the Bank to serve as the initial certifying accountant for the Company's financial statements and the certifying accountant for the Bank's financial statements. BDO replaced KPMG Peat Marwick ("KPMG") as the certifying accountant for the Bank, which is not a reporting company. KPMG did not serve as the certifying accountant for the Company's financial statements. The Company previously filed a Form 8-K (Securities and Exchange Commission File No. 33-03499) disclosing the foregoing appointment, which is incorporated herein by reference.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors", "Management", and "Filings Under Section 16(A) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be utilized in connection with the Company's 1999 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement to be utilized in connection with the Company's 1999 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Principal Shareholders" in the Proxy Statement to be utilized in connection with the Company's 1999 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 1999 Annual Shareholders Meeting is incorporated herein by reference.

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

         3.  EXHIBITS


         Exhibit Numbers
         ---------------

         3.1*     Articles of Incorporation
         3.2*     Bylaws
         4.1*     Specimen Stock Certificate
         10.1*    Employment Contract between Edward V. Lett and TIB Bank of the Keys**
         10.2*    401(K) Savings and Employee Stock Ownership Plan**
         10.3*    Employee Incentive Stock Option Plan**
         10.4*    Employment Contract between Daniel W. Taylor and TIB Bank of the Keys**
         10.5*    Employment Contract between Millard J. Younkers, Jr. and TIB
                  Bank of the Keys**
         10.6*    Employment Contract between Edward V. Lett and TIB Bank of the Keys (as amended September 24, 1996)**
         21.1     Subsidiaries of the Company.
         23.1     Consent of BDO Seidman, LLP
         23.2     Consent of Bricker & Melton, P.A.
         27       Financial Data Schedule

         ---------------
         *        Items 3.1 through 4.1, and 10.1 through 10.6, as listed
                  above, were previously filed by the Company as Exhibits (with the same respective Exhibit Number as indicated herein) to the Company's Registration Statements (Registration Nos.
                  333-03499 and 333-24101) and such documents are incorporated herein by reference.
         **       Represents a management contract or a compensation plan or or arrangement required to be filed as an exhibit.




(b)      REPORTS ON FORM 8-K

         On October 8, 1998, the Company filed a report on Form 8K with respect to shares repurchased by the Company.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1999.

TIB FINANCIAL CORP.

By:  /s/ EDWARD V. LETT
   ----------------------------------
        Edward V. Lett
        President, CEO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 1999.

         SIGNATURE                                       TITLE


/s/  EDWARD V. LETT
-------------------------------------
Edward V. Lett                                 President (Principal Executive
                                                         Officer), CEO and
                                                         Director
/s/  B.G. CARTER
-------------------------------------
B.G. Carter                                    Director


/s/  DR. ARMANDO J. HENRIQUEZ
-------------------------------------
Dr. Armando J. Henriquez                       Director


/s/  GRETCHEN K. HOLLAND
-------------------------------------
Gretchen K. Holland                            Director


/s/  JAMES R. LAWSON
-------------------------------------
James R. Lawson                               Director


/s/  SCOTT A. MARR
-------------------------------------
Scott A. Marr                                 Director


/s/  DEREK D. MARTIN-VEGUE
-------------------------------------
Derek D. Martin-Vegue                         Director


/s/  JOSEPH H. ROTH, JR.
-------------------------------------
Joseph H. Roth, Jr.                           Director


/s/ Marvin F. Schindler
-------------------------------------
Marvin F. Schindler                           Director


/s/ Richard J. Williams
-------------------------------------
Richard J. Williams                           Director


/s/ David P. Johnson
--------------------------------------
David P. Johnson                              Principal Financial Officer
                                              and Principal Accounting Officer