Form 10-Q
period 1999-03-31
TIB FINANCIAL CORP
filed 1999-05-13
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                           Commission File Number
       MARCH 31, 1999                                    0-29132

                               TIB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                  65-0655973
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

              YES   X                  NO
                 -------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                          4,376,695
--------------------------------         --------------------------------------
             Class                           Outstanding as of April 30, 1999

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                        MARCH 31, 1999     DECEMBER 31, 1998
                                                                        --------------     -----------------
ASSETS                                                                    (UNAUDITED)
Cash and due from banks                                                  $  19,875,437       $  18,089,325
Federal funds sold                                                          10,098,000           6,565,000
Interest bearing deposits in other bank                                     14,867,053              47,410
Investment securities held to maturity (market value of $46,358,076
     and $48,467,772, respectively)                                         46,384,030          48,152,543
Investment securities available for sale                                    27,473,408          17,848,010
Investment in ERAS Joint Venture                                               787,355             789,752

Loans, net of deferred loan fees                                           257,531,407         246,298,179
Less: Allowance for loan losses                                              2,665,301           2,517,234
                                                                         -------------       -------------
       Loans, net                                                          254,866,106         243,780,945

Premises and equipment, net                                                 13,317,477          12,880,360
Accrued interest receivable                                                  2,374,398           2,614,662
Intangible assets                                                            1,679,820           1,791,780
Other assets                                                                 2,577,506           2,916,063
                                                                         -------------       -------------
       TOTAL ASSETS                                                      $ 394,300,590       $ 355,475,850
                                                                         =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
       Noninterest-bearing demand                                           81,453,946          68,370,649
       Interest-bearing demand and money market                            176,932,703         166,837,456
       Savings                                                              17,171,910          14,685,319
       Time deposits of $100,000 or more                                    31,443,218          24,693,379
       Other time deposits                                                  55,124,391          50,469,928
                                                                         -------------       -------------
              Total Deposits                                               362,126,168         325,056,731
Short-term borrowings                                                        1,020,730             669,569
Accrued interest payable                                                     2,077,127           1,984,516
Other liabilities                                                            2,349,094           1,197,500
                                                                         -------------       -------------
       TOTAL LIABILITIES                                                   367,573,119         328,908,316
                                                                         -------------       -------------

STOCKHOLDERS' EQUITY
Common stock - $.10 par value: 7,500,000 shares authorized,
   4,461,695 and 4,449,795 shares issued and outstanding                       446,169             444,979
Surplus                                                                      7,287,433           7,202,321
Retained earnings                                                           19,811,250          19,328,022
Accumulated other comprehensive income - market valuation reserve
   on investment securities                                                    128,000             150,000
Treasury stock, 85,000 and 50,000 shares at cost                              (945,381)           (557,788)
                                                                         -------------       -------------
              TOTAL STOCKHOLDERS' EQUITY                                    26,727,471          26,567,534
                                                                         -------------       -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 394,300,590       $ 355,475,850
                                                                         =============       =============

                (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          --------------------------

INTEREST INCOME                                                              1999            1998
                                                                          ----------      ----------
Loans, including fees                                                     $5,415,629      $4,325,786
Investment securities:
       U.S. Treasury securities                                              344,538         358,093
       U.S. Government agencies and corporations                             567,050         361,693
       States and political subdivisions                                      99,473         117,697
       Other investments                                                      26,817          25,343
Interest bearing deposits in other bank                                       83,726             172
Federal funds sold                                                           216,913         345,672
                                                                          ----------      ----------
         TOTAL INTEREST INCOME                                             6,754,146       5,534,456
                                                                          ----------      ----------

INTEREST EXPENSE
Interest-bearing demand and money market                                   1,431,037       1,148,406
Savings                                                                      149,941         144,812
Time deposits of $100,000 or more                                            390,248         312,010
Other time deposits                                                          703,413         616,878
Short-term borrowings                                                         11,882          13,336
                                                                          ----------      ----------
         TOTAL INTEREST EXPENSE                                            2,686,521       2,235,442
                                                                          ----------      ----------

         NET INTEREST INCOME                                               4,067,625       3,299,014

                                                                          ----------      ----------
PROVISION FOR LOAN LOSSES                                                    180,000          90,000
                                                                          ----------      ----------

         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
                                                                           3,887,625       3,209,014

OTHER INCOME
Service charges on deposit accounts                                          481,707         429,843
Merchant bankcard processing income                                          829,841         654,862
Gain on sale of government guaranteed loans                                  109,530         349,289
Fees on mortgage loans sold at origination                                   112,060          94,456
Retail investment services                                                    60,912          80,889
Equity in undistributed earnings of ERAS Joint Venture                        13,182              --
Other income                                                                 150,826         105,057
                                                                          ----------      ----------
         TOTAL OTHER INCOME                                                1,758,058       1,714,396
                                                                          ----------      ----------

OTHER EXPENSE
Salaries and employee benefits                                             1,845,250       1,900,606
Net occupancy expense                                                        614,204         515,974
Other expense                                                              1,651,043       1,227,174
                                                                          ----------      ----------
         TOTAL OTHER EXPENSE                                               4,110,497       3,643,754
                                                                          ----------      ----------

         INCOME BEFORE INCOME TAX EXPENSE                                  1,535,186       1,279,656

INCOME TAX EXPENSE                                                           556,300         454,600
                                                                          ----------      ----------

         NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
                  PRINCIPLE                                                  978,886         825,056

                                   (Continued)

                            TIB FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            -----------------------------

                                                                                1999              1998
                                                                            -----------       -----------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE FOR DEFERRED ORGANIZATION COSTS, NET
     OF TAX BENEFIT OF $28,300                                                   47,047                --
                                                                            -----------       -----------

         NET INCOME                                                         $   931,839       $   825,056
                                                                            ===========       ===========


BASIC EARNINGS PER SHARE:
     Income before cumulative effect of change in accounting principle      $      0.22       $      0.19
     Cumulative effect of change in accounting principle for deferred
         organization costs, net of tax                                           (0.01)               --
                                                                            -----------       -----------
     BASIC EARNINGS PER SHARE                                               $      0.21       $      0.19
                                                                            ===========       ===========

DILUTED EARNINGS PER SHARE:
     Income before cumulative effect of change in accounting principle      $      0.22       $      0.18
     Cumulative effect of change in accounting principle for deferred
         organization costs, net of tax                                           (0.01)               --
                                                                            -----------       -----------
     DILUTED EARNINGS PER SHARE                                             $      0.21       $      0.18
                                                                            ===========       ===========


                (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                                   (UNAUDITED)


                                                                                                  Accumulated
                                                                                                     Other
                                                                                                 Comprehensive
                                                                                                    Income -
                                                                                                     Market
                                                       Comprehensive     Retained     Treasury     Valuation     Common
                                            Total         Income         Earnings       Stock        Reserve      Stock    Surplus
                                         ------------- -------------  ------------- ------------ --------------- -------- ----------
Balance at December 31, 1998              $26,567,534                  $19,328,022   $(557,788)      $150,000    $444,979 $7,202,321

Comprehensive Income
     Net Income                               931,839  $     931,839       931,839
     Other comprehensive income, net
         of tax benefit of $13,000:
       Net market valuation
         adjustment on securities             (22,000)       (22,000)                                 (22,000)
         available for sale
                                                       -------------
Comprehensive income                                   $     909,839
                                                       =============
Exercise of stock options                      74,374                                                               1,190     73,184
Income tax benefit from stock options
         exercised                             11,928                                                                         11,928
Purchase of treasury stock                   (387,593)                                (387,593)
Cash dividends declared, $.1025 per
         share                               (448,611)                    (448,611)
                                          -----------                  -----------   ---------       --------    -------- ----------

Balance at March 31, 1999                 $26,727,471                  $19,811,250   $(945,381)      $128,000    $446,169 $7,287,433
                                          ===========                  ===========   =========       ========    ======== ==========



                                                                                                  Accumulated
                                                                                                     Other
                                                                                                 Comprehensive
                                                                                                    Income -
                                                                                                     Market
                                                       Comprehensive     Retained     Treasury     Valuation     Common
                                            Total         Income         Earnings       Stock        Reserve      Stock    Surplus
                                         ------------- -------------  ------------- ------------ --------------- -------- ----------
Balance at December 31, 1997              $24,563,557                  $17,668,290   $      --       $(49,000)   $437,195 $6,507,072

Comprehensive Income
     Net Income                               825,056      $ 825,056       825,056
     Other comprehensive income, net
         of tax expense of $23,700:
       Net market valuation
         adjustment on securities
         available for sale                    38,300         38,300                                   38,300
                                                       -------------
Comprehensive income                                   $     863,356
                                                       =============
Exercise of stock options                     257,617                                                               4,660    252,957
Income tax benefit from stock options
         exercised                            109,088                                                                        109,088
Cash dividends declared, $.10 per share      (438,405)                    (438,405)
                                          -----------                  -----------   ---------       --------    -------- ----------

Balance at March 31, 1998                 $25,355,213                  $18,054,941   $      --       $(10,700)   $441,855 $6,869,117
                                          ===========                  ===========   =========       ========    ======== ==========

                            TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                                                        FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                                                                1999               1998
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                  $    931,839       $    825,056
Adjustments to reconcile net income to net cash provided by operating activities:
              Net amortization of investments                                     26,713              2,216
              Amortization of intangible assets                                   43,409             14,930
              Depreciation of premises and equipment                             283,870            240,941
              Provision for loan losses                                          180,000             90,000
              Cumulative effect of change in accounting principle for
                      organization costs                                          75,347                 --
              Deferred income tax provision (benefit)                            (25,000)            12,987
              Deferred net loan fees                                              (6,824)           (14,719)
              Gain on sales of premises and equipment                             (1,598)              (617)
              Gain on sales of government guaranteed loans, net                 (109,530)          (349,289)
              (Increase) decrease in interest receivable                         240,264           (359,944)
              Increase in interest payable                                        92,611             88,799
              Increase in intangible assets                                       (6,796)           (27,536)
              (Increase) decrease in other assets                                376,557         (1,486,087)
              Increase in other liabilities                                    1,165,890            979,030
              Other                                                                2,397                 --
                                                                            ------------       ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                               3,269,149             15,767
                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                             (230,400)       (13,603,832)
Purchases of investment securities available for sale                        (11,092,104)                --
Repayments of principal and maturities of investment securities
     available for sale                                                        1,403,906            598,799
Maturities of investment securities held to maturity                           2,000,000          2,000,000
Proceeds from sales of government guaranteed loans                             2,380,922          1,361,197
Loans originated or acquired, net of principal repayments                    (13,529,729)        (2,586,730)
Purchases of premises and equipment                                             (722,854)          (270,719)
Sales of premises and equipment                                                    3,465                905
                                                                            ------------       ------------
              NET CASH USED BY INVESTING ACTIVITIES                          (19,786,794)       (12,500,380)
                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities sold
     under agreements to repurchase                                              351,161         (1,259,162)
Net increase in demand, money market and savings accounts                     25,665,135         34,743,756
Time deposits accepted, net of repayments                                     11,404,302         (1,937,053)
Proceeds from exercise of stock options                                           74,374            257,617
Treasury stock repurchased                                                      (387,593)                --
Cash dividends paid                                                             (450,979)          (437,195)
                                                                            ------------       ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                              36,656,400         31,367,963
                                                                            ------------       ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                    20,138,755         18,883,350

                                   (Continued)

                            TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)


                                        FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                                 1999             1998
                                             -----------      -----------
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                      24,701,735       24,829,285
                                             -----------      -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                           $44,840,490      $43,712,635
                                             ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
         Interest                            $ 2,593,910      $ 2,146,643
         Income taxes                             66,927               --








                (See notes to consolidated financial statements)

                            TIB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998.

The consolidated statements include the accounts of TIB Financial Corporation and its wholly-owned subsidiaries, TIB Bank of the Keys and TIB Software and Services, Inc., and the Bank's two subsidiaries, TIB Government Loan Specialists, Inc. and TIB Investment & Insurance Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Major classifications of loans are as follows:


                                              March 31, 1999    December 31, 1998
                                              --------------    -----------------
Commercial, financial and agricultural        $  168,845,640    $     163,798,992
Real estate - construction                         5,544,057            5,960,092
Real estate - individual                          69,786,116           62,544,350
Installment and simple interest dividend          13,367,051           13,810,146
Other                                                351,950              554,830
                                              --------------    -----------------
       Total loans                               257,894,814          246,668,410
Net deferred loan fees                               363,407              370,231
                                              --------------    -----------------
       Loans, net of deferred loan fees       $  257,531,407    $     246,298,179
                                              ==============    =================


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The financial statements include an allowance for estimated losses on loans based upon management's evaluation of potential losses in the loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to expense. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

Activity in the allowance for loan losses for the three months ended March 31, 1999 and March 31, 1998 follows:


                                                March 31, 1999    March 31, 1998
                                                --------------    --------------
Balance, January 1                              $    2,517,234    $    2,201,974
Provision charged to expense                           180,000            90,000
Loans charged off                                      (33,558)          (21,210)
Recoveries of loans previously charged off               1,625             2,493
                                                --------------    --------------
Balance, March 31                               $    2,665,301    $    2,273,257
                                                ==============    ==============


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

The amortized cost and estimated market value of investment securities held-to-maturity at March 31, 1999 and December 31, 1998 are presented below:



                                                                    March 31, 1999
                                               ------------------------------------------------------------
                                                Amortized       Unrealized      Unrealized        Market
                                                   Cost           Gains           Losses          Value
                                               ------------------------------------------------------------
U.S. Treasury Securities                       $12,083,841      $  178,923      $       --      $12,262,764
U.S. Government agencies and corporations       33,161,689          56,128         261,005       32,956,812
Other investments                                1,138,500              --              --        1,138,500
                                               ------------------------------------------------------------
                                               $46,384,030      $  235,051      $  261,005      $46,358,076
                                               ============================================================

                                                                      December 31, 1998
                                               ------------------------------------------------------------
                                                 Amortized      Unrealized      Unrealized           Market
                                                      Cost           Gains          Losses            Value
                                               ------------------------------------------------------------
U.S. Treasury Securities                       $14,083,195      $  247,542      $       --      $14,330,737
U.S. Government agencies and corporations       33,161,248         177,062         109,375       33,228,935
Other investments                                  908,100              --              --          908,100
                                               ------------------------------------------------------------
                                               $48,152,543      $  424,604      $  109,375      $48,467,772
                                               ============================================================

The amortized cost and estimated market value of investment securities available for sale at March 31, 1999 and December 31, 1998 are presented below:

                                                             March 31, 1999
                                       -----------------------------------------------------------
                                        Amortized      Unrealized     Unrealized          Market
                                           Cost         Gains           Losses            Value
                                       -----------------------------------------------------------
U.S. Treasury Securities               $16,085,269      $ 39,246      $    30,945      $16,093,570

States and political subdivisions        7,181,808       191,133               --        7,372,941
Mortgage-backed securities               3,551,460         5,933            3,854        3,553,539
Other debt securities                      449,871         3,487               --          453,358
                                       -----------------------------------------------------------
                                       $27,268,408      $239,799      $    34,799      $27,473,408
                                       ===========================================================



                                                          December 31, 1998
                                       ----------------------------------------------------------
                                        Amortized      Unrealized    Unrealized         Market
                                           Cost           Gains         Losses           Value
                                       ----------------------------------------------------------
U.S. Treasury Securities               $ 5,021,513      $ 21,437      $       --      $ 5,042,950
States and political subdivisions        8,114,069       219,112                        8,333,181
Mortgage-backed securities               4,022,557         4,020          12,379        4,014,198
Other debt securities                      449,871         7,810              --          457,681
                                       ----------------------------------------------------------
                                       $17,608,010      $252,379      $   12,379      $17,848,010
                                       ==========================================================

Other investments at March 31, 1999 and December 31, 1998 consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta. Other debt securities at March 31, 1999 and December 31, 1998 consist of corporate debt securities.


NOTE 5 - EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share has been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per share.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:


                                                Net Earnings  Common Shares  Per Share Amount
                                                ---------------------------------------------
For the three months ended March 31, 1999:
    Basic earnings per common share             $931,839      4,374,062              $.21
    Effect of dilutive stock options                  --        170,220              (.00)
                                                ---------------------------------------------
         Diluted earnings per common share      $931,839      4,544,282              $.21
                                                =============================================

For the three months ended March 31, 1998:
    Basic earnings per common share             $825,056      4,384,946              $.19
    Effect of dilutive stock options                  --        239,855              (.01)
                                                ---------------------------------------------
         Diluted earnings per common share      $825,056      4,624,801              $.18
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

Total options granted, exercised, and expired during the three months ended March 31, 1999 were 8,000, 11,900, and 11,000, respectively. As of March 31, 1999, 596,185 options for shares were outstanding.


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Under SFAS 130, a company is required to show changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions in shareholders' equity accounts. Since SFAS 130 solely relates to display and disclosure requirements, it had no effect on the Company's financial results.

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to stockholders. SFAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. The disclosure requirements of SFAS 131 had no impact on the Company's financial condition or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, early adoption is allowed. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company adopted the new standard as of July 1, 1998. The effect on the financial statements at July 1, 1998 which resulted from the transfer of certain investment securities, with an amortized cost of $11,898,815, from the held to maturity category to the available for sale category was an increase in other comprehensive income market valuation reserve of approximately $176,000.

Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 applies to all nongovernmental entities and requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 is described in Management's Discussion and Analysis of Financial Condition and Results of Operations below.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corporation (the "Company") as reflected in the unaudited consolidated statement of condition as of March 31, 1999, and statement of income for the three months ended March 31, 1999.

The Company's net income of $931,839 for the first quarter of 1999 was a 12.9% increase compared to $825,056 for the same period last year. The increase in net income is attributed to an increase of $768,611, or 23.3%, in net interest income; an increase of $43,662, or 2.5%, in other income; offset by an increase of $90,000 in the provision for loan losses; an increase in other expense of $466,743, or 12.8%; an increase in income tax expense of $101,700 or 22.4%; and an increase in 1999 expense of $47,047 for the cumulative effect of the change in accounting principle related to deferred organization costs. Basic and diluted earnings per share for the first quarter of 1999 were $0.21 and $0.21 respectively as compared to $0.19 and $0.18 per share in the previous year's quarter. Book value per share increased to $6.11 at March 31, 1999 from $6.04 at December 31, 1998. The Company paid a quarterly dividend of $0.1025 per share in the first quarter of 1999 and $0.10 in the first quarter of 1998.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the three months ended March 31, 1999 was

14.0% on average equity of $26,690,000, compared to 13.3% on average equity of $24,877,000 for the same period in 1998. Annualized return on average assets of $380,775,000 for the three months ended March 31, 1999 was 0.98%, compared to 1.14% on average assets of $289,930,000 for the same period in 1998. This decrease is attributed to the accelerated increase in assets over a twelve month period. This asset growth was the result of the funds generated from the deposit increases which were primarily caused by the following factors: the purchase of the deposits of another bank's branch in Homestead, Florida; the continuing effects of the consolidation of financial institutions in the South Florida market area; and the Company's ongoing effort to offer competitive products and gain market share.

Net interest income is one measurement of how management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, and other short-term borrowings. Net interest income increased 23.3% to $4.1 million, in the three months ended March 31, 1999 as compared to the same period last year primarily as a result of a higher level of earning assets. The first quarter growth reflects both the normal seasonal inflow of deposits combined with the effects of the Company's continuing policy of competitive pricing of loans and deposits. Net interest margins on a percentage basis decreased primarily because the seasonal deposits must be invested in short-term and therefore lower yielding assets. Interest from loans increased to $5.4 million for the first three months of 1999 compared to $4.3 million for the comparable period last year. The Company's net interest margin declined to 4.71% in the first three months of 1999 compared to 4.96% in the first three months of 1998. Margins are under pressure from both the asset yield and deposit cost sides. High quality assets, primarily loans, require offering very competitive rates to acquire and retain. Average deposit cost increases reflect changes in the mix of deposit liabilities. Customers are less likely to leave their funds in the lower yielding deposit accounts. These are general industry conditions which the Bank is subject to.

Provision for loan losses increased to $180,000 from $90,000 for the respective first three months of 1999 and 1998 due to increased loan growth. Gross charged off loans for the first three months were $33,558 offset by recoveries of $1,625, resulting in an annualized net charge-off rate of 0.05% of total loans. This compares to net charge offs during the same period last year of $18,717. At March 31, 1999, the Company had aggregate non-accrual loans of $374,689 compared to $520,866 at December 31, 1998. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.15% at March 31, 1999 compared to 0.21% at December 31, 1998.

Other income increased $43,662 to $1,758,058 for the three month period ended March 31, 1999 from $1,714,396 in the comparable period last year. Retail sales of investment products brought in commissions to the Company of $60,912 during the first three months of 1999 as compared to $80,889 for the first three months of 1998. Gains on sales of government guaranteed loans were $109,530 for the first three months of 1999 compared to $349,289 for the first three months of 1998. Government loan fees result from a relatively small number of significant transactions. The timing of the closing of these transactions will not generally be evenly distributed during the year and, therefore, the revenue recognition from these transactions can vary considerably from quarter to quarter. Mortgage loan origination fees increased $17,604 in the first quarter of 1999, as compared to the first quarter of 1998.

Other expense increased to $4,110,497, or 12.8%, in the first three months of 1999 as compared to the prior year period. The major areas of increased expenses relate to interchange fees and other expenses for processing merchant bankcard transactions, computer services, supplies, and the amortization of purchased deposits. Bankcard costs are volume driven and are more than offset by higher revenues reported in Other Income. Computer services and supplies reflect the costs associated with the larger number and activity in account relationships. Finally, the premium paid in the acquisition of the branch deposits in Homestead required $36,382 in current charges to amortization expense for the three months ended March 31, 1999.

Effective January 1, 1999, the Company changed its method of accounting for organization costs in order to expense these costs in the period incurred. Prior to 1999, the Company capitalized organization costs and amortized them to expense over a five-year period. This change in accounting method was made in order for the Company to be in compliance with AICPA Statement of Position 98-5 (SOP 98-5), which states that the costs of start-up activities, which include organization costs, be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company recorded a charge net of tax of $47,047, or $0.01 per share, in the first quarter of 1999 as the cumulative effect of this accounting change.

Total assets at March 31, 1999 were $394,300,590, up from total assets of $355,475,850 at December 31, 1998. Loans net of deferred loan fees increased $11,233,228 for the first three months of 1999 from year end 1998. Also, in the same period, investment securities increased $7,856,885, federal funds sold increased $3,533,000, and interest bearing deposits in other bank increased $14,819,643. The interest bearing deposits are at the Federal Home Loan Bank of Atlanta and is a slight yield enhancement to average Federal Funds rates and this also helps diversify the placement of the Company's excess funds. The increase in fixed assets of $437,117 in the first quarter of 1999, is primarily due to the construction of a branch facility in Key West, Florida to replace an existing leased facility. This branch opened in April and allows for easier access for the Bank's customers.

At March 31, 1999, the Company had $1,020,730 in short-term borrowings compared to $669,569 at December 31, 1998. Short-term borrowings include $583,892 in securities sold under agreements to repurchase and $436,838 in Treasury tax deposits. This increase in short-term borrowings reflects the government and some individual entities keeping more funds with the Bank at quarter end.

YEAR 2000

The Company and its subsidiaries are currently addressing a universal situation commonly referred to as the "Year 2000 Problem" or "Y2K." The Bank subsidiary has the most significant exposure to the Year 2000 problem. The Year 2000 Problem relates to the inability of certain computer software programs and equipment to properly recognize and process date-sensitive information relative to the Year 2000 and beyond. During 1997, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 problem and if necessary, implement new systems to become Year 2000 compliant in a timely manner. Year 2000 efforts are progressing as scheduled. All mission critical vendors and servicers have been identified. Certifications/assurances have been received from major data processing and item processing vendors. Independent testing of all mission critical systems commenced in June 1998 and will be completed as scheduled no later than June 1999.

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

To determine the readiness of its vendors, the Bank has sent out a letter to each vendor inquiring about their compliance with Year 2000. For those vendors that have responded that they are Year 2000 compliant and that the Bank has determined to not have a material impact on the Bank's operations, no further work is performed. For those vendors that have responded they are working towards Year 2000 compliance and that the Bank has determined to be significant, including mission critical vendors, the Bank will follow up on a regular basis through 1999. These vendors have advised the Bank that they expect to be Year 2000 compliant prior to December 31, 1999. If those vendors do not demonstrate compliance by a certain date, the Bank will seek other alternatives in accordance with the Bank's contingency plan, which may include seeking replacement vendors.

The most significant expenditures related to the Year 2000 issue have involved system upgrades, both hardware and software, which would have been implemented at some point even without the Y2K issue. However, because of Y2K, some of these expenditures have been accelerated. These expenditures are capital in nature and the cost will be amortized over their useful lives. The amount of these items totaled approximately $300,000 in 1998 and are budgeted to be about $100,000 in 1999. The amount spent on testing and compliance issues of existing systems was about $2,000 in 1998 and will be approximately $50,000 in 1999 and is recorded in other expense. None of these costs are expected to materially impact the Company's results of operations in any one reporting period.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at March 31, 1999 and December 31, 1998:


                                                 Well          Adequately
                                              Capitalized      Capitalized     March 31, 1999  December 31, 1998
                                              Requirement      Requirement         Actual           Actual
---------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Average Assets)
     Consolidated                               >=5%               3%                6.6%            7.9%
     Bank                                       >=5%               3%                6.4%            7.6%

Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                               >=6%               4%                9.5%            9.8%
     Bank                                       >=6%               4%                9.2%            9.4%

Total Capital (to Risk Weighted Assets)
     Consolidated                              >=10%               8%               10.5%           10.7%
     Bank                                      >=10%               8%               10.2%           10.4%



Management believes, as of March 31, 1999, that the Company and the Bank met all capital requirements to which they are subject.


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

In 1997, the Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is $47 million, and any advances are secured by the Bank's one-to-four family residential mortgage loans. No advances were made on the credit line in 1998 or thus far in 1999.

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


SEGMENT REPORTING

TIB Financial Corp. has three reportable segments: community banking, merchant bankcard processing, and government guaranteed loan sales and servicing. The community banking segment's business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bankcard processing segment processes credit card transactions for local merchants. The government guaranteed loan segment originates and sells the government guaranteed portion of loans that qualify for government guaranteed loan programs, such as those offered by the Small Business Administration and the U.S. Department of Agricultural Rural Development Business and Industry Program. The results of the Company's segments are as follows:


                                                                           Government
                                                               Merchant     Guaranteed
                                              Community        Bankcard   Loans Sales and    All
Three months ended March 31, 1999              Banking        Processing    Servicing       Other             Totals
----------------------------------------------------------------------------------------------------------------------
Interest income                             $  6,754,146      $        --   $      --     $      --       $  6,754,146
Interest expense                               2,686,521               --          --            --          2,686,521
                                            --------------------------------------------------------------------------
Net interest income                            4,067,625               --          --            --          4,067,625

Other income                                     717,782          829,841     136,341        60,912          1,744,876

Equity in income of ERAS Joint Venture                --               --          --        13,182             13,182

Depreciation and amortization                    278,397            1,356       3,554           563            283,870

Other expense                                  3,235,884          673,492      95,287        77,311          4,081,974
                                            --------------------------------------------------------------------------

Pretax segment profit                       $  1,271,126      $   154,993   $  37,500     $  (3,780)      $  1,459,839
                                            ==========================================================================


Segment assets                              $393,153,214      $   112,169   $ 240,608     $ 794,599       $394,300,590
                                            ==========================================================================



                                                                       Government
                                                          Merchant     Guaranteed
                                         Community        Bankcard   Loans Sales and   All
Three months ended March 31, 1998         Banking        Processing      Servicing    Other          Totals
--------------------------------------------------------------------------------------------------------------
Interest income                        $  5,534,456      $        --   $         --  $    --      $  5,534,456
Interest expense                          2,235,442               --             --       --         2,235,442
                                       -----------------------------------------------------------------------
Net interest income                       3,299,014               --             --       --         3,299,014

Other income                                608,283          654,862        370,362   80,889         1,714,396

Depreciation and amortization               236,834              244          3,400      463           240,941

Other expense                             2,705,314          485,872        236,193   65,434         3,492,813
                                       -----------------------------------------------------------------------

Pretax segment profit                  $    965,149      $   168,746   $    130,769  $14,992      $  1,279,656
                                       =======================================================================


Segment assets                         $313,238,044      $    40,443   $    267,559  $ 7,358      $313,553,404
                                       =======================================================================


Revenues are almost exclusively derived from customers within the United States. The Company does not have a single customer that accounts for ten percent or more of the Company's revenue.

PART II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TIB FINANCIAL CORP.
                                          /s/ Edward V. Lett
                                          ---------------------
Date:    May 13, 1999                     Edward V. Lett
         ------------                     President and Chief Executive Officer