Form 10-Q
period 1999-06-30
TIB FINANCIAL CORP
filed 1999-08-13
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                            Commission File Number
        JUNE 30, 1999                                     0-29132

                              TIB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                      65-0655973
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

             99451 OVERSEAS HIGHWAY, KEY LARGO, FLORIDA 33037-7808
             -----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 305-451-4660

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                               4,395,162
-----------------------------                    -------------------------------
            Class                                Outstanding as of July 31, 1999

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TIB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                            JUNE 30, 1999        DECEMBER 31, 1998
                                                                            -------------        -----------------
ASSETS                                                                       (UNAUDITED)
Cash and due from banks                                                     $  17,147,788          $  18,089,325
Federal funds sold                                                             11,128,000              6,565,000
Interest bearing deposits in other banks                                       10,285,086                 47,410
Investment securities held to maturity (market value of $45,044,740
     and $48,467,772, respectively)                                            46,384,044             48,152,543
Investment securities available for sale                                       25,706,890             17,848,010
Investment in ERAS Joint Venture                                                  753,347                789,752

Loans, net of deferred loan fees                                              261,904,097            246,298,179
Less: Allowance for loan losses                                                 2,780,966              2,517,234
                                                                            -------------          -------------
         Loans, net                                                           259,123,131            243,780,945

Premises and equipment, net                                                    14,037,797             12,880,360
Accrued interest receivable                                                     2,638,645              2,614,662
Intangible assets                                                               1,634,653              1,791,780
Other assets                                                                    3,292,146              2,916,063
                                                                            -------------          -------------
         TOTAL ASSETS                                                       $ 392,131,527          $ 355,475,850
                                                                            =============          =============
LIABILITIES
Deposits:
         Noninterest-bearing demand                                            76,189,075             68,370,649
         Interest-bearing demand and money market                             171,537,055            166,837,456
         Savings                                                               17,036,144             14,685,319
         Time deposits of $100,000 or more                                     34,060,770             24,693,379
         Other time deposits                                                   59,221,063             50,469,928
                                                                            -------------          -------------
                  Total Deposits                                              358,044,107            325,056,731

Short-term borrowings                                                           2,704,282                669,569
Accrued interest payable                                                        2,191,204              1,984,516
Other liabilities                                                               2,060,077              1,197,500
                                                                            -------------          -------------
         TOTAL LIABILITIES                                                    364,999,670            328,908,316
                                                                            -------------          -------------
STOCKHOLDERS' EQUITY
Common stock - $.10 par value: 7,500,000 shares authorized,
   4,480,162 and 4,449,795 shares issued                                          448,016                444,979
Surplus                                                                         7,485,051              7,202,321
Retained earnings                                                              20,321,371             19,328,022
Accumulated other comprehensive income (loss) - market valuation
       reserve on investment securities                                          (177,200)               150,000
Less: Treasury stock, 85,000 and 50,000 shares at cost                           (945,381)              (557,788)
                                                                            -------------          -------------
                  TOTAL STOCKHOLDERS' EQUITY                                   27,131,857             26,567,534
                                                                            -------------          -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 392,131,527          $ 355,475,850
                                                                            =============          =============

                (See notes to consolidated financial statements)

                              TIB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                              THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
INTEREST INCOME                                                1999                1998               1999                1998
                                                           ------------        ------------       ------------        ------------
Loans, including fees                                      $  5,652,647        $  4,496,399       $ 11,068,276        $  8,822,185
Investment securities:
         U.S. Treasury securities                               395,955             335,061            740,493             693,154
         U.S. Government agencies and corporations              559,217             629,012          1,126,267             990,705
         States and political subdivisions                       90,303             160,533            189,776             278,230
         Other investments                                       27,486              26,000             54,303              51,343
Interest bearing deposits in other banks                        152,768                 193            236,494                 365
Federal funds sold                                              145,012             274,039            361,925             619,711
                                                           ------------        ------------       ------------        ------------
            TOTAL INTEREST INCOME                             7,023,388           5,921,237         13,777,534          11,455,693
                                                           ------------        ------------       ------------        ------------
INTEREST EXPENSE
Interest-bearing demand and money market                      1,384,135           1,305,592          2,815,172           2,453,998
Savings                                                         159,146             138,987            309,087             283,799
Time deposits of $100,000 or more                               430,143             412,083            820,391             724,093
Other time deposits                                             791,949             616,098          1,495,362           1,232,976
Short-term borrowings                                            20,568               9,741             32,450              23,077
                                                           ------------        ------------       ------------        ------------
            TOTAL INTEREST EXPENSE                            2,785,941           2,482,501          5,472,462           4,717,943
                                                           ------------        ------------       ------------        ------------

            NET INTEREST INCOME                               4,237,447           3,438,736          8,305,072           6,737,750
                                                           ------------        ------------       ------------        ------------

PROVISION FOR LOAN LOSSES                                       120,000              90,000            300,000             180,000
                                                           ------------        ------------       ------------        ------------
            NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES                      4,117,447           3,348,736          8,005,072           6,557,750

OTHER INCOME
Service charges on deposit accounts                             473,647             397,807            955,354             827,650
Merchant bankcard processing income                             744,573             571,578          1,574,414           1,226,440
Gain on sale of government guaranteed loans                     280,621             106,698            390,151             455,987
Fees on mortgage loans sold at origination                      103,522             168,276            215,582             262,732
Retail investment services                                       69,633             196,512            130,545             277,401
Equity in undistributed losses of ERAS Joint Venture            (18,063)                 --             (4,881)                 --
Other income                                                    175,069             116,478            325,895             221,535
                                                           ------------        ------------       ------------        ------------
            TOTAL OTHER INCOME                                1,829,002           1,557,349          3,587,060           3,271,745
                                                           ------------        ------------       ------------        ------------
OTHER EXPENSE
Salaries and employee benefits                                1,956,146           1,703,805          3,801,396           3,604,411
Net occupancy expense                                           666,876             529,886          1,281,080           1,045,860
Other expense                                                 1,818,102           1,326,130          3,469,145           2,553,304
                                                           ------------        ------------       ------------        ------------
            TOTAL OTHER EXPENSE                               4,441,124           3,559,821          8,551,621           7,203,575
                                                           ------------        ------------       ------------        ------------

            INCOME BEFORE INCOME TAX EXPENSE                  1,505,325           1,346,264          3,040,511           2,625,920

INCOME TAX EXPENSE                                              544,700             475,000          1,101,000             929,600
                                                           ------------        ------------       ------------        ------------
            NET INCOME BEFORE CUMULATIVE
               EFFECT OF CHANGE IN
               ACCOUNTING PRINCIPLE                             960,625             871,264          1,939,511           1,696,320

                                  (Continued)

                              TIB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
                                                                  ---------------------------     --------------------------------
                                                                      1999            1998            1999                1998
                                                                  -----------     -----------     -------------      -------------
CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE FOR DEFERRED
      ORGANIZATION COSTS, NET OF TAX BENEFIT
      OF $28,300                                                           --              --            47,047                 --
                                                                  -----------     -----------     -------------      -------------

            NET INCOME                                            $   960,625     $   871,264     $   1,892,464      $   1,696,320
                                                                  ===========     ===========     =============      =============
BASIC EARNINGS PER SHARE:
      Income before cumulative effect of change in accounting
          principle                                               $      0.22     $      0.20     $        0.44      $        0.39
      Cumulative effect of change in accounting principle for
          deferred organization costs, net of tax                          --              --             (0.01)                --
                                                                  -----------     -----------     -------------      -------------
      BASIC EARNINGS PER SHARE                                    $      0.22     $      0.20     $        0.43      $        0.39
                                                                  ===========     ===========     =============      =============
DILUTED EARNINGS PER SHARE:
      Income before cumulative effect of change in accounting
          principle                                               $      0.21     $      0.19     $        0.43      $        0.37
      Cumulative effect of change in accounting principle for
          deferred organization costs, net of tax                          --              --             (0.01)                --
                                                                  -----------     -----------     -------------      -------------
      DILUTED EARNINGS PER SHARE                                  $      0.21     $      0.19     $        0.42      $        0.37
                                                                  ===========     ===========     =============      =============

                (See notes to consolidated financial statements)

                              TIB FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                                  (UNAUDITED)


                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                                                             Income (Loss) -
                                                                                                 Market
                                                   Comprehensive    Retained      Treasury      Valuation      Common
                                         Total         Income       Earnings       Stock         Reserve        Stock     Surplus
                                      -----------  -------------   -----------   ----------  ---------------   --------  ----------
Balance at December 31, 1998          $26,567,534                  $19,328,022   $(557,788)     $150,000       $444,979  $7,202,321

Comprehensive Income
     Net Income                         1,892,464   $1,892,464       1,892,464
     Other comprehensive
       income, net of tax
       benefit of $196,800:
         Net market valuation
           adjustment on
           securities available
           for sale                      (327,200)    (327,200)                                 (327,200)
                                                    ----------
Comprehensive income                                $1,565,264
                                                    ==========
Exercise of stock options                  88,469                                                                 1,370      87,099
Income tax benefit from stock
  options exercised                        13,961                                                                            13,961
Compensation paid thru issuance of
  common stock                            183,337                                                                 1,667     181,670
Purchase of treasury stock               (387,593)                                (387,593)
Cash dividends declared,
  $.205 per share                        (899,115)                    (899,115)
                                      -----------                  -----------   ---------     ---------       --------  ----------

Balance at June 30, 1999              $27,131,857                  $20,321,371   $(945,381)    $(177,200)      $448,016  $7,485,051
                                      ===========                  ===========   =========     =========       ========  ==========


                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                                                             Income (Loss) -
                                                                                                 Market
                                                   Comprehensive    Retained      Treasury      Valuation      Common
                                         Total         Income       Earnings       Stock         Reserve        Stock     Surplus
                                      -----------  -------------   -----------   ----------  ---------------   --------  ----------
Balance at December 31, 1997          $24,563,557                  $17,668,290     $   --         $(49,000)    $437,195  $6,507,072

Comprehensive Income
     Net Income                         1,696,320   $ 1,696,320      1,696,320
     Other comprehensive
       income, net of
       tax expense of
       $35,600:
          Net market valuation
          adjustment on
          securities available
          for sale                         58,400        58,400                                     58,400
                                                    -----------
Comprehensive income                                $ 1,754,720
                                                    ===========
Exercise of stock options                 302,867                                                                 5,353     297,514
Income tax benefit from stock
  options exercised                       120,659                                                                           120,659
Compensation paid thru issuance
  of common stock                         214,575                                                                 1,667     212,908
Cash dividends declared,
  $.20 per share                         (886,070)                    (886,070)
                                      -----------                   ----------     ------         --------     --------  ----------

Balance at June 30, 1998              $26,070,308                  $18,478,540     $   --         $  9,400     $444,215  $7,138,153
                                      ===========                  ===========     ======         ========     ========  ==========

                              TIB FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)


                                                                                            FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                                                                                   1999                 1998
                                                                                            -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                     $  1,892,464      $  1,696,320
Adjustments to reconcile net income to net cash provided by operating activities:
                  Net amortization of investments                                                    96,094             5,842
                  Amortization of intangible assets                                                  89,481            30,344
                  Depreciation of premises and equipment                                            592,789           490,495
                  Write-off of unamortized leasehold improvements on
                           abandoned property                                                       133,546                --
                  Compensation paid thru issuance of common stock                                   183,337           214,575
                  Provision for loan losses                                                         300,000           180,000
                  Cumulative effect of change in accounting principle
                           for organization costs                                                    75,347                --
                  Deferred income tax benefit                                                      (105,346)          (29,070)
                  Deferred net loan fees                                                              3,382           (30,009)
                  Gain on sales of premises and equipment                                            (3,342)             (999)
                  Gain on sales of government guaranteed loans, net                                (390,151)         (455,987)
                  Increase in accrued interest receivable                                           (23,983)         (317,085)
                  Increase in accrued interest payable                                              199,767           253,169
                  Increase in intangible assets                                                      (6,498)          (34,299)
                  Increase in other assets                                                          (75,140)       (2,041,512)
                  Increase in other liabilities                                                     883,934           675,300
                  Other                                                                              58,268                --
                                                                                               ------------      ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                                       3,903,949           637,084
                                                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                                                (230,400)      (34,716,116)
Purchases of investment securities available for sale                                           (11,092,104)               --
Repayments of principal and maturities of investment securities
    available for sale                                                                            2,612,029         1,427,329
Maturities of investment securities held to maturity                                              2,000,000         7,000,000
Proceeds from sales of government guaranteed loans                                                6,945,350         1,823,197
Loans originated or acquired, net of principal repayments                                       (22,200,767)      (16,950,027)
Purchases of premises and equipment                                                              (1,910,578)         (399,003)
Sales of premises and equipment                                                                       8,285             2,200
                                                                                               ------------      ------------
                  NET CASH USED BY INVESTING ACTIVITIES                                         (23,868,185)      (41,812,420)
                                                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities
    sold under agreements to repurchase                                                           1,635,088           (16,211)
Net increase in demand, money market and savings accounts                                        14,868,850        38,413,992
Time deposits accepted, net of repayments                                                        18,118,526         5,980,366
Advances on line of credit                                                                          399,625
Proceeds from exercise of stock options                                                              88,469           302,867
Treasury stock repurchased                                                                         (387,593)               --
Cash dividends paid                                                                                (899,590)         (879,050)
                                                                                               ------------      ------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                      33,823,375        43,801,964
                                                                                               ------------      ------------

                                  (Continued)

                              TIB FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                        FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                                             1999                      1998
                                                        ---------------           -------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                13,859,139                 2,626,628

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                 24,701,735                24,829,285
                                                         -----------               -----------
CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                      $38,560,874               $27,455,913
                                                         ===========               ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
            Interest                                     $ 5,265,774               $ 4,464,774
            Income taxes                                 $ 1,395,927               $   960,000

                (See notes to consolidated financial statements)

                              TIB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank of the Keys and TIB Software and Services, Inc., and the Bank's two subsidiaries, TIB Government Loan Specialists, Inc. and TIB Investment & Insurance Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Major classifications of loans are as follows:


                                                  June 30, 1999     December 31, 1998
                                                  -------------     -----------------
Commercial, financial and agricultural            $165,653,024        $163,798,992
Real estate - construction                           8,384,409           5,960,092
Real estate - individual                            75,158,005          62,544,350
Installment and simple interest individual          12,926,639          13,810,146
Other                                                  155,632             554,830
                                                  ------------        ------------
         Total loans                               262,277,709         246,668,410
Net deferred loan fees                                 373,612             370,231
                                                  ------------        ------------
         Loans, net of deferred loan fees         $261,904,097        $246,298,179
                                                  ============        ============

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

Activity in the allowance for loan losses for the six months ended June 30, 1999 and June 30, 1998 follows:

                                                 June 30, 1999       June 30, 1998
                                                 -------------       -------------
Balance, January 1                                $ 2,517,234         $ 2,201,974
Provision charged to expense                          300,000             180,000
Loans charged off                                     (78,675)            (21,897)
Recoveries of loans previously charged off             42,407               5,511
                                                  -----------         -----------
Balance, June 30                                  $ 2,780,966         $ 2,365,588
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

The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 1999 and December 31, 1998 are presented below:


                                                                       June 30, 1999
                                               --------------------------------------------------------------
                                                Amortized       Unrealized       Unrealized         Market
                                                  Cost             Gains           Losses            Value
                                               -----------      -----------      -----------      -----------
U.S. Treasury Securities                       $12,083,632      $    87,093      $     1,151      $12,169,574
U.S. Government agencies and corporations       33,161,912               --        1,425,246       31,736,666
Other investments                                1,138,500               --               --        1,138,500
                                               -----------      -----------      -----------      -----------
                                               $46,384,044      $    87,093      $ 1,426,397      $45,044,740
                                               ===========      ===========      ===========      ===========


                                                                     December 31, 1998
                                               --------------------------------------------------------------
                                                Amortized       Unrealized       Unrealized         Market
                                                  Cost             Gains           Losses            Value
                                               -----------      -----------      -----------      -----------
U.S. Treasury Securities                       $14,083,195      $   247,542      $        --      $14,330,737
U.S. Government agencies and corporations       33,161,248          177,062          109,375       33,228,935
Other investments                                  908,100               --               --          908,100
                                               -----------      -----------      -----------      -----------
                                               $48,152,543      $   424,604      $   109,375      $48,467,772
                                               ===========      ===========      ===========      ===========

The amortized cost and estimated market value of investment securities available for sale at June 30, 1999 and December 31, 1998 are presented below:


                                                                        June 30, 1999
                                               --------------------------------------------------------------
                                                Amortized       Unrealized       Unrealized         Market
                                                  Cost             Gains           Losses            Value
                                               -----------      -----------      -----------      -----------
U.S. Treasury Securities                       $16,016,225      $     8,260      $   240,145      $15,784,340
States and political subdivisions                6,927,427           74,734          103,993        6,898,168
Mortgage-backed securities                       3,047,237            3,333           26,188        3,024,382
                                               -----------      -----------      -----------      -----------
                                               $25,990,889      $    86,327      $   370,326      $25,706,890
                                               ===========      ===========      ===========      ===========


                                                           December 31, 1998
                                       --------------------------------------------------------------
                                         Amortized       Unrealized       Unrealized         Market
                                           Cost             Gains           Losses            Value
                                       -----------      -----------      -----------      -----------
U.S. Treasury Securities               $ 5,021,513      $    21,437      $        --      $ 5,042,950
States and political subdivisions        8,114,069          219,112                         8,333,181
Mortgage-backed securities               4,022,557            4,020           12,379        4,014,198
Other debt securities                      449,871            7,810               --          457,681
                                       -----------      -----------      -----------      -----------
                                       $17,608,010      $   252,379      $    12,379      $17,848,010
                                       ===========      ===========      ===========      ===========

Other investments at June 30, 1999 and December 31, 1998 consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta. Other debt securities at December 31, 1998 consist of corporate debt securities.

NOTE 5 - EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share has been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per share.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:


                                                      Net Earnings       Common Shares     Per Share Amount
                                                      ------------       -------------     ----------------
For the six months ended June 30, 1999:
     Basic earnings per common share                   $1,892,464           4,377,492          $   .43
     Effect of dilutive stock options                          --             164,548             (.01)
                                                       ----------          ----------          -------
            Diluted earnings per common share          $1,892,464           4,542,040          $   .42
                                                       ==========          ==========          =======
For the six months ended June 30, 1998:
     Basic earnings per common share                   $1,696,320           4,404,813          $   .39
     Effect of dilutive stock options                          --             232,818             (.02)
                                                       ----------          ----------          -------
            Diluted earnings per common share          $1,696,320           4,637,631          $   .37
                                                       ==========          ==========          =======


                                                      Net Earnings      Common Shares    Per Share Amount
                                                      ------------      -------------    ----------------
For the three months ended June 30, 1999:
     Basic earnings per common share                   $ 960,625          4,380,885          $   .22
     Effect of dilutive stock options                         --            159,031             (.01)
                                                       ---------          ---------          -------
            Diluted earnings per common share          $ 960,625          4,539,916          $   .21
                                                       =========          =========          =======

For the three months ended June 30, 1998:
     Basic earnings per common share                   $ 871,264          4,424,462          $   .20
     Effect of dilutive stock options                         --            225,744             (.01)
                                                       ---------          ---------          -------
            Diluted earnings per common share          $ 871,264          4,650,206          $   .19
                                                       =========          =========          =======

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

Total options granted, exercised, and expired during the six months ended June 30, 1999 were 23,000, 13,700, and 15,100, respectively. As of June 30, 1999,
605,285 options were outstanding.

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

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, however, early adoption is allowed. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company adopted the new standard as of July 1, 1998. The effect on the financial statements at July 1, 1998 which resulted from the transfer of certain investment securities, with an amortized cost of $11,898,815, from the held to maturity category to the available for sale category was an increase in other comprehensive income market valuation reserve of approximately $176,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the "Company") as reflected in the unaudited consolidated statement of condition as of June 30, 1999, and statements of income for the three and six months ended June 30, 1999.

The Company's net income of $960,625 for the second quarter of 1999 was a 10.3% increase compared to $871,264 for the same period last year. The increase in net income is attributed to an increase of $798,711, or 23.2%, in net interest income; an increase of $271,653, or 17.4%, in other income; offset by an increase of $30,000 in the provision for loan losses; an increase in other expense of $881,303, or 24.8%; an increase in income tax expense of $69,700 or 14.7%. Net income for the six months ended June 30, 1999 was $1,892,464 up 11.6% from $1,696,320 for the comparable period in 1998. Basic and diluted earnings per share for the second quarter of 1999 were $0.22 and $0.21 respectively as compared to $0.20 and $0.19 per share in the previous year's quarter. Basic and diluted earnings per share for the six months ended June 30, 1999 were $0.43 and

$0.42 respectively compared to $0.39 and $0.37 for the corresponding period ended June 30, 1998. Book value per share increased to $6.17 at June 30, 1999 from $6.04 at December 31, 1998. The Company paid a quarterly dividend of $0.1025 per share for both the first and second quarters of 1999, as compared to $0.10 per share in both the first and second quarters of 1998.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the six months ended June 30, 1999 was 14.1% on average equity of $26,906,176, compared to 13.4% on average equity of $25,257,338 for the same period in 1998. Annualized return on average assets of $386,233,400 for the six months ended June 30, 1999 was 0.98%, compared to 1.12% on average assets of $302,701,479 for the same period in 1998. This decrease is attributed to the accelerated increase in assets over a twelve month period. This asset growth was the result of the funds generated from the deposit increases which were primarily caused by the following factors: the purchase of the deposits of another bank's branch in Homestead, Florida; the continuing effects of the consolidation of financial institutions in the South Florida market area; and the Company's ongoing effort to offer competitive products and gain market share.

Net interest income is one measurement of how management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, interest bearing deposits in the Federal Home Loan Bank, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, and other short-term borrowings. Net interest income increased 23.3% to $8.3 million, in the six months ended June 30, 1999 as compared to the same period last year primarily as a result of a higher level of earning assets. Interest from loans increased to $11.1 million for the first six months of 1999 compared to $8.8 million for the comparable period last year. The Bank's net interest margin declined to 4.73% in the first six months of 1999 compared to 4.91% in the first six months of 1998. Margins are under pressure from both the asset yield and deposit cost sides. High quality assets, primarily loans, require offering very competitive rates to acquire and retain. Average deposit cost increases reflect changes in the mix of deposit liabilities. Customers are less likely to leave their funds in the lower yielding deposit accounts. These are general industry conditions which the Bank is subject to.

Provision for loan losses increased to $300,000 from $180,000 for the respective first six months of 1999 and 1998 due to increased loan growth of approximately $60.4 million. Gross charged off loans for the first six months were $78,675 offset by recoveries of $42,407, resulting in an annualized net charge-off rate of 0.03% of total loans. This compares to net charge offs during the same period last year of $16,386. At June 30, 1999, the Company had aggregate non-accrual loans of $130,186 compared to $520,866 at December 31, 1998. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.05% at June 30, 1999 compared to 0.21% at December 31, 1998.

Other income increased $315,315 to $3,587,060 for the six month period ended June 30, 1999 from $3,271,745 in the comparable period last year. The increase in other income is attributed to an increase of $347,974 in merchant bankcard processing income; an increase of $127,704 in service charges on deposit accounts; an increase of $104,360 in other income; offset by a $47,150 decrease in fees on mortgage loans sold at origination; a $146,856 decrease in commissions on retail sales of investment products; $4,881 related to the equity in the undistributed losses of ERAS Joint Venture; and a $65,836 decrease in gains on sales of government guaranteed loans. Government loan fees result from a relatively small number of significant transactions. The timing of the closing of these transactions will not generally be evenly distributed during the year and, therefore, the revenue recognition from these transactions can vary considerably from quarter to quarter.

Other expense increased $1,348,046, or 18.7%, in the first six months of 1999 as compared to the prior year period. In the second quarter of 1999, other expense increased $881,303. The major areas of increased expenses during these time periods relate to interchange fees and other expenses for processing merchant bankcard transactions, computer services, supplies, amortization of purchased deposits, charge-off of unamortized leasehold improvements, and the additional operating costs associated with the new branch established in September 1998. Bankcard costs are volume driven and are more than offset by higher revenues reported in other income. Computer services and supplies reflect the costs associated with the larger number and activity in account relationships. The premium paid in the acquisition of the branch deposits in Homestead required $72,523 in current charges to amortization expense for the six months ended June 30, 1999. Finally, there was a $133,546 charge taken in the second quarter related to the write-off of the unamortized leasehold improvements associated with the leased facility that was abandoned upon the opening of the newly constructed branch in Key West.

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

Total assets at June 30, 1999 were $392,131,527, up from total assets of $355,475,850 at December 31, 1998. Loans net of deferred loan fees increased $15,605,918 for the first six months of 1999 from year end 1998. Also, in the same period, investment securities increased $6,090,381, federal funds sold increased $4,563,000, and interest bearing deposits in other banks increased $10,237,676. The interest bearing deposits are at the Federal Home Loan Bank of Atlanta and is a slight yield enhancement to average Federal Funds rates and this also helps diversify the placement of the Company's excess funds. The increase in fixed assets of $1,157,437 in the first six months of 1999 is primarily due to the construction of a branch facility in Key West, Florida that replaced an existing leased facility. This branch opened in April and allows for easier access for the Bank's customers.

At June 30, 1999, the Company had $2,704,282 in short-term borrowings compared to $669,569 at December 31, 1998. Short-term borrowings include $526,758 in securities sold under agreements to repurchase, $399,625 in advances on a revolving credit facility, and $1,777,899 in Treasury tax deposits. This increase in short-term borrowings reflects the government and some individual entities keeping more funds with the Bank at quarter end, and the addition of a revolving credit facility obtained in April 1999 from Independent Bankers' Bank of Florida for a line of credit up to $2,000,000. The rate of interest on this agreement is Wall Street Journal Prime minus 1/2% and as of July 31, 1999, $659,625 has been drawn on this line.

YEAR 2000

The Company and its subsidiaries are currently addressing a universal situation commonly referred to as the "Year 2000 Problem" or "Y2K." The Bank subsidiary has the most significant exposure to the Year 2000 problem. The Year 2000 Problem relates to the inability of certain computer software programs and equipment to properly recognize and process date-sensitive information relative to the Year 2000 and beyond. During 1997, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 problem and if necessary, implement new systems to become Year 2000 compliant in a timely manner. Year 2000 efforts are progressing as scheduled. All mission critical vendors and servicers have been identified. Certifications/assurances have been received from major data processing and item processing vendors. Independent testing of all mission critical systems commenced in June 1998 and will be completed no later than August 1999.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 1999 and December 31, 1998:


                                                        Well           Adequately
                                                    Capitalized        Capitalized    June 30, 1999   December 31, 1998
                                                    Requirement        Requirement        Actual           Actual
                                                  ---------------      ----------     -------------   -----------------
Tier 1 Capital (to Average Assets)
      Consolidated                                      >= 5%               3%             6.7%             7.9%
      Bank                                              >= 5%               3%             6.6%             7.6%

Tier 1 Capital (to Risk Weighted Assets)
      Consolidated                                      >= 6%               4%             9.5%             9.8%
      Bank                                              >= 6%               4%             9.4%             9.4%

Total Capital (to Risk Weighted Assets)
      Consolidated                                      >= 10%              8%            10.5%            10.7%
      Bank                                              >= 10%              8%            10.4%            10.4%

Management believes, as of June 30, 1999, that the Company and the Bank met all capital requirements to which they are subject.

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


                                                                              Government
                                                             Merchant         Guaranteed
                                         Community           Bankcard       Loans Sales and          All
Six months ended June 30, 1999            Banking           Processing         Servicing            Other               Totals
------------------------------         -------------      -------------     ---------------     -------------      -------------
Interest income                        $  13,777,534      $          --      $          --      $          --      $  13,777,534
Interest expense                           5,472,462                 --                 --                 --          5,472,462
                                       -------------      -------------      -------------      -------------      -------------
Net interest income                        8,305,072                 --                 --                 --          8,305,072

Other income                               1,439,940          1,574,414            447,042            130,545          3,591,941

Equity in income (loss) of ERAS JV                --                 --                 --             (4,881)            (4,881)

Depreciation and amortization               (557,633)           (26,712)            (7,318)            (1,126)          (592,789)

Other expense                             (6,625,640)        (1,263,730)          (221,927)          (147,535)        (8,258,832)
                                       -------------      -------------      -------------      -------------      -------------
Pretax segment profit (excluding
            effect of change in
            accounting principle)      $   2,561,739      $     283,972      $     217,797      $     (22,997)     $   3,040,511
                                       =============      =============      =============      =============      =============

Segment assets                         $ 390,990,753      $     141,360      $     238,602      $     760,812      $ 392,131,527
                                       =============      =============      =============      =============      =============


                                                                            Government
                                                          Merchant          Guaranteed
                                     Community            Bankcard        Loans Sales and           All
Six months ended June 30, 1998        Banking            Processing          Servicing             Other               Totals
------------------------------     -------------       -------------      ---------------      -------------      --------------
Interest income                    $  11,455,693       $          --       $          --       $          --       $  11,455,693
Interest expense                       4,717,943                  --                  --                  --           4,717,943
                                   -------------       -------------       -------------       -------------       -------------
Net interest income                    6,737,750                  --                  --                  --           6,737,750

Other income                           1,255,026           1,226,440             512,878             277,401           3,271,745

Depreciation and amortization           (458,156)            (24,488)             (6,873)               (978)           (490,495)

Other expense                         (5,431,850)           (977,290)           (293,365)           (190,575)         (6,893,080)
                                   -------------       -------------       -------------       -------------       -------------

Pretax segment profit              $   2,102,770       $     224,662       $     212,640       $      85,848       $   2,625,920
                                   =============       =============       =============       =============       =============

Segment assets                     $ 324,269,431       $     125,930       $     260,390       $       8,397       $ 324,664,148
                                   =============       =============       =============       =============       =============


                                                                            Government
                                                           Merchant         Guaranteed
                                         Community         Bankcard       Loans Sales and         All
Three months ended June 30, 1999          Banking         Processing         Servicing           Other             Totals
--------------------------------       -------------      -----------     ---------------     -----------      ------------
Interest income                         $ 7,023,388       $        --       $        --       $        --       $ 7,023,388
Interest expense                          2,785,941                --                --                --         2,785,941
                                        -----------       -----------       -----------       -----------       -----------
Net interest income                       4,237,447                --                --                --         4,237,447

Other income                                722,158           744,573           310,701            69,633         1,847,065

Equity in income (loss) of ERAS JV               --                --                --           (18,063)          (18,063)

Depreciation and amortization              (291,236)          (13,356)           (3,764)             (563)         (308,919)

Other expense                            (3,465,103)         (590,238)         (126,640)          (70,224)       (4,252,205)
                                        -----------       -----------       -----------       -----------       -----------

Pretax segment profit                   $ 1,203,266       $   140,979       $   180,297       $   (19,217)      $ 1,505,325
                                        ===========       ===========       ===========       ===========       ===========


                                                                          Government
                                                        Merchant          Guaranteed
                                      Community         Bankcard        Loans Sales and          All
Three months ended June 30, 1998       Banking         Processing          Servicing            Other              Totals
--------------------------------    -----------        -----------      ---------------     ------------       ------------
Interest income                     $ 5,921,237        $        --        $        --        $        --        $ 5,921,237
Interest expense                      2,482,501                 --                 --                 --          2,482,501
                                    -----------        -----------        -----------        -----------        -----------
Net interest income                   3,438,736                 --                 --                 --          3,438,736

Other income                            646,743            571,578            142,516            196,512          1,557,349

Depreciation and amortization          (233,322)           (12,244)            (3,473)              (515)          (249,554)

Other expense                        (2,726,536)          (491,418)           (57,172)          (125,141)        (3,400,267)
                                    -----------        -----------        -----------        -----------        -----------

Pretax segment profit               $ 1,125,621        $    67,916        $    81,871        $    70,856        $ 1,346,264
                                    ===========        ===========        ===========        ===========        ===========

Revenues are almost exclusively derived from customers within the United States. The Company does not have a single customer that accounts for ten percent or more of the Company's revenue.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 25, 1999, at the annual meeting of Company shareholders, the shareholders reelected the following directors: Edward V. Lett, Scott
         A. Marr, Derek D. Martin-Vegue, and also approved the engagement of BDO Seidman, LLP as independent certified public accountants for the Company. The directors continuing in office following the meeting were: Edward V. Lett, Scott A. Marr, Derek D. Martin-Vegue, Joseph H. Roth, Jr., Marvin F. Schindler, Richard J. Williams, Gretchen K. Holland, BG Carter, Armando J. Henriquez, and James R. Lawson, III.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 - Financial Data Schedule (SEC use only)
         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TIB FINANCIAL CORP.

                                          /s/ Edward V. Lett
                                          -------------------------------------
Date: August 13, 1999                     Edward V. Lett
      ---------------                     President and Chief Executive Officer