Form 10-Q
period 1999-09-30
TIB FINANCIAL CORP
filed 1999-11-12
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                            Commission File Number
       SEPTEMBER 30, 1999                                        0-29132

                               TIB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                      65-0655973
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                              4,405,137
-----------------------------                 ----------------------------------
         Class                                Outstanding as of October 31, 1999

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TIB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                         SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                                                         ------------------    -----------------
ASSETS                                                                      (UNAUDITED)
Cash and due from banks                                                    $  12,714,900         $  18,089,325
Federal funds sold                                                             9,378,000             6,565,000
Interest bearing deposits in other banks                                          82,623                47,410
Investment securities held to maturity (market value of $43,046,965
     and $48,467,772, respectively)                                           44,386,623            48,152,543
Investment securities available for sale                                      17,063,823            17,848,010
Investment in ERAS Joint Venture                                                 795,433               789,752

Loans, net of deferred loan fees                                             269,769,287           246,298,179
Less: Allowance for loan losses                                                2,897,605             2,517,234
                                                                           -------------         -------------
       Loans, net                                                            266,871,682           243,780,945

Premises and equipment, net                                                   14,392,966            12,880,360
Accrued interest receivable                                                    2,425,230             2,614,662
Intangible assets                                                              1,578,561             1,791,780
Other assets                                                                   2,120,056             2,916,063
                                                                           -------------         -------------
       TOTAL ASSETS                                                        $ 371,809,897         $ 355,475,850
                                                                           =============         =============

LIABILITIES
Deposits:
       Noninterest-bearing demand                                             69,179,804            68,370,649
       Interest-bearing demand and money market                              155,412,369           166,837,456
       Savings                                                                16,169,806            14,685,319
       Time deposits of $100,000 or more                                      36,431,613            24,693,379
       Other time deposits                                                    59,136,202            50,469,928
                                                                           -------------         -------------
              Total Deposits                                                 336,329,794           325,056,731

Short-term borrowings                                                          2,793,150               669,569
Accrued interest payable                                                       2,375,059             1,984,516
Other liabilities                                                              2,607,848             1,197,500
                                                                           -------------         -------------
       TOTAL LIABILITIES                                                     344,105,851           328,908,316
                                                                           -------------         -------------

STOCKHOLDERS' EQUITY
Common stock - $.10 par value: 7,500,000 shares authorized,
       4,490,137 and 4,449,795 shares issued                                     449,013               444,979
Surplus                                                                        7,554,967             7,202,321
Retained earnings                                                             20,807,447            19,328,022
Accumulated other comprehensive income (loss) - valuation reserve
       on investment securities available for sale, net of tax                  (162,000)              150,000
Less:  Treasury stock, 85,000 and 50,000 shares at cost                         (945,381)             (557,788)
                                                                           -------------         -------------
              TOTAL STOCKHOLDERS' EQUITY                                      27,704,046            26,567,534
                                                                           -------------         -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 371,809,897         $ 355,475,850
                                                                           =============         =============

                (See notes to consolidated financial statements)

                               TIB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED SEPT 30,        NINE MONTHS ENDED SEPT 30,
INTEREST INCOME                                                       1999            1998             1999              1998
                                                                  -----------      -----------      -----------      -----------
Loans, including fees                                             $ 5,691,744      $ 4,807,326      $16,760,020      $13,629,511
Investment securities:
       U.S. Treasury securities                                       382,197          300,866        1,122,690          994,020
       U.S. Government agencies and corporations                      599,330          687,692        1,725,597        1,678,397
       States and political subdivisions                               90,778          163,368          280,554          441,598
       Other investments                                               20,105           26,603           74,408           77,946
Interest bearing deposits in other banks                               77,652              332          314,146              697
Federal funds sold                                                    164,744           38,702          526,669          658,413
                                                                  -----------      -----------      -----------      -----------
         TOTAL INTEREST INCOME                                      7,026,550        6,024,889       20,804,084       17,480,582
                                                                  -----------      -----------      -----------      -----------

INTEREST EXPENSE
Interest-bearing demand and money market                            1,415,453        1,403,126        4,230,625        3,857,124
Savings                                                               153,770          138,768          462,857          422,567
Time deposits of $100,000 or more                                     490,941          368,423        1,311,332        1,092,516
Other time deposits                                                   800,397          620,817        2,295,759        1,853,793
Short-term borrowings                                                  29,282           42,942           61,732           66,019
                                                                  -----------      -----------      -----------      -----------
         TOTAL INTEREST EXPENSE                                     2,889,843        2,574,076        8,362,305        7,292,019
                                                                  -----------      -----------      -----------      -----------

         NET INTEREST INCOME                                        4,136,707        3,450,813       12,441,779       10,188,563

                                                                  -----------      -----------      -----------      -----------
PROVISION FOR LOAN LOSSES                                             120,000           90,000          420,000          270,000
                                                                  -----------      -----------      -----------      -----------

         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
                                                                    4,016,707        3,360,813       12,021,779        9,918,563

OTHER INCOME
Service charges on deposit accounts                                   472,429          444,394        1,427,783        1,272,044
Investment securities gains, net                                          643            3,870              643            3,870
Merchant bankcard processing income                                   628,013          507,636        2,202,427        1,734,076
Gain on sale of government guaranteed loans                            73,668          424,806          463,819          880,793
Fees on mortgage loans sold at origination                             92,362          103,410          307,944          366,142
Retail investment services                                             56,734           70,303          187,279          347,704
Revenues, net of goodwill amortization, from investment in
         ERAS Joint Venture                                            42,086             --              5,681             --
Other income                                                          146,341          122,085          472,236          343,620
                                                                  -----------      -----------      -----------      -----------
         TOTAL OTHER INCOME                                         1,512,276        1,676,504        5,067,812        4,948,249
                                                                  -----------      -----------      -----------      -----------

OTHER EXPENSE
Salaries and employee benefits                                      1,900,291        1,878,334        5,701,687        5,482,745
Net occupancy expense                                                 658,876          584,188        1,939,956        1,630,048
Other expense                                                       1,497,512        1,231,447        4,935,133        3,784,751
                                                                  -----------      -----------      -----------      -----------
         TOTAL OTHER EXPENSE                                        4,056,679        3,693,969       12,576,776       10,897,544
                                                                  -----------      -----------      -----------      -----------

                               TIB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                            SEPT 30,                             SEPT 30,
                                                                      1999               1998              1999               1998
                                                                 ------------------------------      -------------------------------

         INCOME BEFORE INCOME TAX EXPENSE                           1,472,304         1,343,348         4,512,815          3,969,268

INCOME TAX EXPENSE                                                    534,700           474,900         1,635,700          1,404,500
                                                                 ------------      ------------      ------------       ------------

         NET INCOME BEFORE CUMULATIVE
                  EFFECT OF CHANGE IN
                  ACCOUNTING PRINCIPLE                                937,604           868,448         2,877,115          2,564,768

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE FOR DEFERRED
     ORGANIZATION COSTS, NET OF TAX BENEFIT
     OF $28,300                                                                            --              47,047               --
                                                                 ------------      ------------      ------------       ------------

         NET INCOME                                              $    937,604      $    868,448      $  2,830,068       $  2,564,768
                                                                 ============      ============      ============       ============


BASIC EARNINGS PER SHARE:
     Income before cumulative effect of change in accounting
         principle                                               $       0.21      $       0.20      $       0.66       $       0.58
     Cumulative effect of change in accounting principle for
         deferred organization costs, net of tax                         --                --               (0.01)              --
                                                                 ------------      ------------      ------------       ------------
     BASIC EARNINGS PER SHARE                                    $       0.21      $       0.20      $       0.65       $       0.58
                                                                 ============      ============      ============       ============

DILUTED EARNINGS PER SHARE:
     Income before cumulative effect of change in accounting
         principle                                               $       0.21      $       0.19      $       0.63       $       0.55
     Cumulative effect of change in accounting principle for
         deferred organization costs, net of tax                         --                --               (0.01)              --
                                                                 ------------      ------------      ------------       ------------
     DILUTED EARNINGS PER SHARE                                  $       0.21      $       0.19      $       0.62       $       0.55
                                                                 ============      ============      ============       ============

                (See notes to consolidated financial statements)

                               TIB FINANCIAL CORP.
                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                                   (UNAUDITED)

                                                                                                Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                                                             Income (Loss) -
                                                                                                  Market
                                                    Comprehensive   Retained     Treasury       Valuation      Common
                                         Total         Income       Earnings       Stock         Reserve        Stock     Surplus
                                       -----------  -------------  -----------  -----------  ---------------  ---------  ----------
Balance at December 31, 1998           $26,567,534                 $19,328,022  $(557,788)       $150,000     $444,979   $7,202,321

Comprehensive Income
  Net Income                             2,830,068    $2,830,068     2,830,068
  Other comprehensive income, net of
    tax benefit of $237,000:
      Net market valuation adjustment
        on securities available for sale  (312,000)     (312,000)                                (312,000)
                                                      ----------
Comprehensive income                                  $2,518,068
                                                      ==========
Exercise of stock options                  143,278                                                               2,367      140,911
Income tax benefit from stock options
         exercised                          30,065                                                                           30,065
Compensation paid thru issuance of
         common stock                      183,337                                                               1,667      181,670
Purchase of treasury stock                (387,593)                               (387,593)
Cash dividends declared, $.3075 per
         share                          (1,350,643)                 (1,350,643)
                                        -----------                -----------   ---------      ---------     --------   ----------

Balance at September 30, 1999           $27,704,046                $20,807,447   $(945,381)     $(162,000)    $449,013   $7,554,967
                                        ===========                ===========   =========      =========     ========   ==========


                                                                                                Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                                                             Income (Loss) -
                                                                                                  Market
                                                    Comprehensive   Retained     Treasury       Valuation      Common
                                         Total         Income       Earnings       Stock         Reserve        Stock     Surplus
                                       -----------  -------------  -----------  -----------  ---------------  ---------  ----------
Balance at December 31, 1997           $24,563,557                 $17,668,290    $  --          $(49,000)    $437,195   $6,507,072


Comprehensive Income
  Net Income                             2,564,768    $2,564,768     2,564,768
  Other comprehensive income, net of
    tax expense of $216,000:
      Net market valuation adjustment
        on securities available for sale   359,000       359,000                                  359,000
                                                      ----------
Comprehensive income                                  $2,923,768
                                                      ==========
Exercise of stock options                  302,867                                                               5,353      297,514
Income tax benefit from stock options
         exercised                         120,659                                                                          120,659
Compensation paid thru issuance of
         common stock                      214,575                                                               1,667      212,908
Cash dividends declared, $.30 per
         share                          (1,330,284)                 (1,330,284)
                                       -----------                 -----------    ---------      --------     --------   ----------

Balance at September 30, 1998          $26,795,142                 $18,902,774    $  --          $310,000     $444,215   $7,138,153
                                       ===========                 ===========    =========      ========     ========   ==========

                               TIB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                           FOR THE NINE MONTH PERIOD ENDED
                                                                                    SEPTEMBER 30,
                                                                               1999               1998
                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                 $  2,830,068       $  2,564,768
Adjustments to reconcile net income to net cash provided by operating activities:
              Net amortization of investments                                   158,949              2,982
              Amortization of intangible assets                                 132,904             45,762
              Depreciation of premises and equipment                            906,963            746,748
              Write-off of unamortized leasehold improvements                   133,546               --
              Compensation paid thru issuance of common stock                   183,337            214,575
              Provision for loan losses                                         420,000            270,000
              Cumulative effect of change in accounting principle for
                      organization costs                                         75,347               --
              Deferred income tax benefit                                      (139,104)           (51,832)
              Deferred net loan fees                                            (32,986)          (108,646)
              Investment securities gains, net                                     (643)            (3,870)
              Gain on sales of premises and equipment                            (6,174)            (1,082)
              Gain on sales of government guaranteed loans, net                (463,819)          (880,793)
              (Increase) decrease in accrued interest receivable                189,432           (715,129)
              Increase in accrued interest payable                              390,543            245,631
              (Increase) decrease in intangible assets                            4,968            (34,299)
              Decrease in other assets                                        1,122,111            350,467
              Increase in other liabilities                                   1,439,865          1,337,618
              Other                                                              16,182               --
                                                                           ------------       ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                              7,361,489          3,982,900
                                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                            (230,400)       (34,817,053)
Purchases of investment securities available for sale                       (16,033,126)              --
Sales of investment securities available for sale                            13,033,496          6,217,110
Repayments of principal and maturities of investment securities
     available for sale                                                       3,122,831          2,283,468
Maturities of investment securities held to maturity                          4,000,000         11,000,000
Proceeds from sales of government guaranteed loans                            6,945,350          9,674,797
Net cash received in purchase of branch from Coconut Grove Bank                    --            9,672,205
Loans originated or acquired, net of principal repayments                   (29,959,282)       (40,285,834)
Purchases of premises and equipment                                          (2,585,017)        (2,509,655)
Sales of premises and equipment                                                  16,213              3,140
                                                                           ------------       ------------
              NET CASH USED BY INVESTING ACTIVITIES                         (21,689,935)       (38,761,822)
                                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold under
     agreements to repurchase                                                 1,463,956          3,097,691
Net increase (decrease) in demand, money market and savings accounts         (9,131,445)        20,180,522
Time deposits accepted, net of repayments                                    20,404,508          2,626,399
Advances on line of credit                                                      659,625               --
Proceeds from exercise of stock options                                         143,278            302,867

                                   (Continued)

                               TIB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                              FOR THE NINE MONTH PERIOD ENDED
                                                                      SEPTEMBER 30,
                                                                 1999               1998
                                                             ------------       ------------

Treasury stock repurchased                                       (387,593)              --
Cash dividends paid                                            (1,350,095)        (1,323,264)
                                                             ------------       ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                               11,802,234         24,884,215
                                                             ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (2,526,212)        (9,894,707)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                       24,701,735         24,829,285
                                                             ------------       ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                           $ 22,175,523       $ 14,934,578
                                                             ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
         Interest                                            $  7,971,762       $  7,006,189
         Income taxes                                        $  2,063,741       $  1,420,000


                (See notes to consolidated financial statements)

                               TIB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1998.

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

Major classifications of loans are as follows:

                                             September 30, 1999    December 31, 1998
                                             ------------------    -----------------
Commercial, financial and agricultural            $171,288,769        $163,798,992
Real estate - construction                           6,987,130           5,960,092
Real estate - individual                            77,702,345          62,544,350
Installment and simple interest individual          13,925,468          13,810,146
Other                                                  202,820             554,830
                                                  ------------        ------------
       Total loans                                 270,106,532         246,668,410
Net deferred loan fees                                 337,245             370,231
                                                  ------------        ------------
       Loans, net of deferred loan fees           $269,769,287        $246,298,179
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

Activity in the allowance for loan losses for the nine months ended September 30, 1999 and September 30, 1998 follows:

                                              September 30, 1999   September 30, 1998
                                              ------------------   ------------------
Balance, January 1                                $ 2,517,234         $ 2,201,974
Provision charged to expense                          420,000             270,000
Loans charged off                                     (87,340)            (66,650)
Recoveries of loans previously charged off             47,711               5,511
                                                  -----------         -----------
Balance, September 30                             $ 2,897,605         $ 2,410,835
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

The amortized cost and estimated market value of investment securities held-to-maturity at September 30, 1999 and December 31, 1998 are presented below:

                                                                       September 30, 1999
                                               --------------------------------------------------------------
                                                Amortized        Unrealized       Unrealized         Market
                                                  Cost             Gains            Losses            Value
                                               -----------      -----------      -----------      -----------
U.S. Treasury Securities                       $10,085,640      $    66,957      $       791      $10,151,806
U.S. Government agencies and corporations       33,162,483             --          1,405,824       31,756,659
Other investments                                1,138,500             --               --          1,138,500
                                               -----------      -----------      -----------      -----------
                                               $44,386,623      $    66,957      $ 1,406,615      $43,046,965
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
                                               ===========      ===========      ===========      ===========

The amortized cost and estimated market value of investment securities available for sale at September 30, 1999 and December 31, 1998 are presented below:

                                                            September 30, 1999
                                       --------------------------------------------------------------
                                        Amortized        Unrealized       Unrealized         Market
                                          Cost             Gains            Losses           Value
                                       -----------      -----------      -----------      -----------
U.S. Treasury Securities               $ 7,858,654      $      --        $   143,984      $ 7,714,670
States and political subdivisions        6,928,521           55,718          156,909        6,827,330
Mortgage-backed securities               2,535,648            2,855           16,680        2,521,823
                                       -----------      -----------      -----------      -----------
                                       $17,322,823      $    58,573      $   317,573      $17,063,823
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
                                       ===========      ===========      ===========      ===========

Other investments at September 30, 1999 and December 31, 1998 consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta. Other debt securities at December 31, 1998 consist of corporate debt securities.


NOTE 5 - EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share has been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per share.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:

                                                                                     Per Share
                                                    Net Earnings     Common Shares      Amount
                                                 ---------------------------------------------
For the nine months ended September 30, 1999:
    Basic earnings per common share                   $2,830,068         4,384,051        $.65
    Effect of dilutive stock options                        --             158,512        (.03)
                                                 ---------------------------------------------
         Diluted earnings per common share            $2,830,068         4,542,563        $.62
                                                 =============================================

For the nine months ended September 30, 1998:
    Basic earnings per common share                   $2,564,768         4,417,394        $.58
    Effect of dilutive stock options                        --             218,456        (.03)
                                                 ---------------------------------------------
         Diluted earnings per common share            $2,564,768         4,635,850        $.55
                                                 =============================================


                                                                                     Per Share
                                                    Net Earnings     Common Shares      Amount
                                                 ---------------------------------------------
For the three months ended September 30, 1999:
    Basic earnings per common share                   $  937,604         4,396,954        $.21
    Effect of dilutive stock options                        --             146,659         --
                                                 ---------------------------------------------
         Diluted earnings per common share            $  937,604         4,543,613        $.21
                                                 =============================================

For the three months ended September 30, 1998:
    Basic earnings per common share                   $  868,448         4,442,145        $.20
    Effect of dilutive stock options                        --             188,376        (.01)
                                                 ---------------------------------------------
         Diluted earnings per common share            $  868,448         4,630,521        $.19
                                                 =============================================


NOTE 6 - STOCK BASED COMPENSATION

Under the Bank's 1994 Incentive Stock Option and Nonstatutory Stock Option Plan ("the Plan"), the Company may grant stock options to persons who are now or who during the term of the Plan become directors, officers, or key executives as defined by the Plan. Stock options granted under the Plan may either be incentive stock options or nonqualified stock options for federal income tax purposes. The Company's Board of Directors may grant nonqualified stock options to any director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the Plan, the maximum number of shares of Company common stock that may be optioned or sold is 978,000 shares. Such shares may either be treasury or authorized, but unissued shares of common stock of the Company. In no event shall the number of options outstanding at any time exceed twenty percent of the Company's currently outstanding common stock.

Total options granted, exercised, and expired during the nine months ended September 30, 1999 were 23,000, 23,675, and 18,000, respectively. As of September 30, 1999, 592,410 options were outstanding.


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

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

Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 applies to all non-governmental entities and requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 is described in Management's Discussion and Analysis of Financial Condition and Results of Operations below.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses certain factors that have affected the financial condition and results of operations of TIB Financial Corp. (the "Company") as reflected in the unaudited consolidated statement of condition as of September 30, 1999, and statements of income for the three and nine months ended September 30, 1999.

The Company's net income of $937,604 for the third quarter of 1999 represented an increase of $69,156, or 8.0%, compared to net income of $868,448 for the same period last year. The increase in net income is attributed to an increase of $685,894, or 19.9%, in net interest income; offset by an increase of $30,000 in the provision for loan losses; a decrease in other income of $164,228, or 9.8%; an increase in other expense of $362,710, or 9.8%; and an increase in income tax expense of $59,800 or 12.6%.

Net income for the nine months ended September 30, 1999 was $2,830,068 up 10.3% from $2,564,768 for the comparable period in 1998. Basic and diluted earnings per share for the third quarter of 1999 were $0.21 and $0.21 respectively as compared to $0.20 and $0.19 per share in the previous year's quarter. Basic and diluted earnings per share for the nine months ended September 30, 1999 were $0.65 and $0.62 respectively compared to $0.58 and $0.55 for the corresponding period ended September 30, 1998. Book value per share increased to $6.29 at September 30, 1999 from $6.04 at December 31, 1998. The Company paid a quarterly dividend of $0.1025 per share in the first, second, and third quarters of 1999, as compared to $0.10 per share in the comparable quarters of 1998.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the nine months ended September 30, 1999 was 13.9% on average equity of $27,137,208, compared to 13.4% on average equity of $25,594,208 for the same period in 1998.

Annualized return on average assets of $387,580,665 for the nine months ended September 30, 1999 was 0.97%, compared to 1.11% on average assets of $307,970,160 for the same period in 1998. This decrease is attributed to the accelerated increase in assets over a twelve month period. This asset growth was the result of the funds generated from the deposit increases which were primarily caused by the following factors: the purchase of the deposits of another bank's branch in Homestead, Florida; the continuing effects of the consolidation of financial institutions in the South Florida market area; and the Company's ongoing effort to offer competitive products and gain market share.

The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, interest bearing deposits in the Federal Home Loan Bank, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, and other short-term borrowings. Net interest income increased 22.1% to $12.4 million, in the nine months ended September 30, 1999 as compared to the same period last year primarily as a result of a higher level of earning assets. Interest from loans increased to $16.8 million for the first nine months of 1999 compared to $13.6 million for the comparable period last year. The Bank's net interest margin declined to 4.71% in the first nine months of 1999 compared to 4.91% in the first nine months of 1998. Margins are under pressure from both the asset yield and deposit cost sides. High quality assets, primarily loans, require offering very competitive rates to acquire and retain. Average deposit cost increases reflect changes in the mix of deposit liabilities. Customers are less likely to leave their funds in the lower yielding deposit accounts. These are general industry conditions which the Bank is subject to.

Provision for loan losses increased to $420,000 from $270,000 for the respective first nine months of 1999 and 1998 due to a net increase in total loans of approximately $52.4 million. Gross charged off loans for the first nine months were $87,340 offset by recoveries of $47,711, resulting in an annualized net charge-off rate of 0.02% of total loans. This compares to net charge offs during the same period last year of $61,139 which represented an annualized net charge-off rate of 0.04% of total loans. At September 30, 1999, the Company had aggregate non-accrual loans of $505,400 compared to $520,866 at December 31, 1998. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.19% at September 30, 1999 compared to 0.21% at December 31, 1998.

Other income increased $119,563 to $5,067,812 for the nine month period ended September 30, 1999 from $4,948,249 in the comparable period last year. The increase in other income is attributed to an increase of $468,351 in merchant bankcard processing income; an increase of $155,739 in service charges on deposit accounts; $5,681 increase in revenues, net of goodwill amortization, from investment in ERAS Joint Venture; an increase of $128,616 in other income; offset by a $58,198 decrease in fees on mortgage loans sold at origination; a $160,425 decrease in commissions on retail sales of investment products; a $416,974 decrease in gain on sale of government guaranteed loans; and a $3,227 decrease in net investment security gains. Government loan fees result from a relatively small number of significant transactions. The timing of the closing of these transactions will not generally be evenly distributed during the year and, therefore, the revenue recognition from these transactions can vary considerably from quarter to quarter.

Other expense increased $1,679,232, or 15.4%, in the first nine months of 1999 as compared to the prior year period. The major areas of increased expenses during these time periods relate to interchange fees and other expenses for processing merchant bankcard transactions, computer services, supplies, amortization of purchased deposits, charge-off of unamortized leasehold improvements, and the additional operating costs associated with the new branch established in September 1998. Bankcard costs are volume driven and are more than offset by higher revenues reported in other income. Computer services and supplies reflect the costs associated with the larger number and activity in account relationships. The premium paid in the acquisition of the branch deposits in Homestead required $108,664 in current charges to amortization expense for the nine months ended September 30, 1999. Finally, there was a $133,546 charge taken in the second quarter related to the write-off of the unamortized leasehold improvements associated with the leased facility that was abandoned upon the opening of the newly constructed branch in Key West.

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

Total assets at September 30, 1999 were $371,809,897, up from total assets of $355,475,850 at December 31, 1998. Loans net of deferred loan fees increased $23,471,108 for the first nine months of 1999 from year end 1998. Also, in the same period, investment securities decreased $4,550,107 and federal funds sold increased $2,813,000. The increase in fixed assets of

$1,512,606 in the first nine months of 1999 is primarily due to the construction of a branch facility in Key West, Florida that replaced an existing leased facility. This branch opened in April and allows for easier access for the Bank's customers.

At September 30, 1999, the Company had $2,793,150 in short-term borrowings compared to $669,569 at December 31, 1998. Short-term borrowings include $396,487 in securities sold under agreements to repurchase, $659,625 in advances on a revolving credit facility, and $1,737,038 in Treasury tax deposits. This increase in short-term borrowings reflects the government and some individual entities keeping more funds with the Bank at quarter end, and the addition of a revolving credit facility obtained in April 1999 from Independent Bankers' Bank of Florida for a line of credit up to $2,000,000. The rate of interest on this agreement is Wall Street Journal Prime minus 1/2% and as of September 30, 1999, $659,625 has been drawn on this line.

On October 25, 1999, the Company agreed to sell its option to acquire a 50% interest in Professional Protective Insurance Company (PPIC) back to PPIC for $100,000 upon the closing of the transaction and $300,000 after each of the next three years for a total of $1,000,000. Also included in this transaction were certain changes in the terms and conditions of an existing $6,000,000 loan to PPIC. The result of this transaction was the recognition of $312,375 as a gain at closing on October 25, 1999, with the balance of the $1,000,000 to be recognized partly over the remaining 25 month term of the loan and partly over the three year payment period.


YEAR 2000

The Company and its subsidiaries are currently addressing a universal situation commonly referred to as the "Year 2000 Problem" or "Y2K." The Bank subsidiary has the most significant exposure to the Year 2000 problem. The Year 2000 Problem relates to the inability of certain computer software programs and equipment to properly recognize and process date-sensitive information relative to the Year 2000 and beyond. During 1997, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 problem and if necessary, implement new systems to become Year 2000 compliant in a timely manner. Year 2000 efforts are progressing as scheduled. All mission critical vendors and servicers have been identified. Certifications/assurances have been received from major data processing and item processing vendors. Independent testing of all mission critical systems commenced in June 1998 and it is anticipated will be completed no later than November 1999.

The Bank has evaluated most of its significant borrowers and does not believe the Year 2000 problems should, on an aggregate basis, impact their ability to make payments to the Bank. The Bank's major service bureau has certified to the company as being Y2K compliant and has been reviewed by federal regulators. If the Bank's service bureau fails, the Bank will calculate loan and deposit balances and interest using manual ledgers. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that it would be able to operate in this manner indefinitely, until its existing service bureau is able to again provide data processing services.

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

The most significant expenditures related to the Year 2000 issue have involved system upgrades, both hardware and software, which would have been implemented at some point even without the Y2K issue. However, because of Y2K, some of these expenditures have been accelerated. These expenditures are capital in nature and the cost will be amortized over their useful lives. The amount of these items totaled approximately $300,000 in 1998 and are budgeted to be about $100,000 in 1999, with approximately $85,000 incurred and reflected in the September 1999 financial statements. The amount spent on testing and compliance issues of existing systems was about $2,000 in 1998 and will be approximately $50,000 in 1999 and is recorded in other expense (with approximately $45,000 reflected in the September 1999 financial statements). None of these costs are expected to materially impact the Company's results of operations in any one reporting period.

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


CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 1999 and December 31, 1998:

                                                  Well         Adequately
                                               Capitalized    Capitalized   September 30, 1999   December 31, 1998
                                               Requirement    Requirement         Actual               Actual
------------------------------------------------------------------------------------------------------------------

Tier 1 Capital (to Average Assets)
     Consolidated                                 =>5%             3%              6.78%               7.87%
     Bank                                         =>5%             3%              6.70%               7.55%

Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                 =>6%             4%              9.68%               9.75%
     Bank                                         =>6%             4%              9.57%               9.37%

Total Capital (to Risk Weighted Assets)
     Consolidated                                 =>10%            8%             10.75%               10.74%
     Bank                                         =>10%            8%             10.64%               10.36%

Management believes, as of September 30, 1999, that the Company and the Bank met all capital requirements to which they are subject.


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

In 1997, the Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is $51.9 million, and any advances are secured by the Bank's one-to-four family residential mortgage loans. No advances were made on the credit line in 1998 or thus far in 1999.

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

The Company has a revolving credit facility from Independent Bankers' Bank of Florida for a line of credit up to $2,000,000. The rate of interest on this agreement is Wall Street Journal Prime minus 1/2% and as of September 30, 1999, $659,625 has been drawn on this line.


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


                                                                                  Government
                                                                   Merchant       Guaranteed
                                                   Community       Bankcard     Loans Sales and        All
Nine months ended September 30, 1999                Banking       Processing       Servicing          Other          Totals
----------------------------------------------- ---------------- ------------- ------------------ -------------- ---------------

Interest income                                    $ 20,804,084   $         -          $       -      $       -    $ 20,804,084
Interest expense                                      8,362,305             -                  -              -       8,362,305
                                                ---------------- ------------- ------------------ -------------- ---------------
Net interest income                                  12,441,779             -                  -              -      12,441,779

Other income                                          2,126,144     2,202,427            546,281        187,279       5,062,131

Revenues, net of goodwill amortization,
  from investment in ERAS Joint Venture                       -             -                  -          5,681           5,681

Depreciation and amortization                          (853,810)      (40,068)           (11,187)        (1,898)       (906,963)

Other expense                                        (9,770,568)   (1,824,254)          (314,942)      (180,049)    (12,576,776)
                                                ---------------- ------------- ------------------ -------------- ---------------

Pretax segment profit (excluding effect of
         change in accounting principle)           $  3,943,545   $   338,105          $ 220,152      $  11,013    $  4,512,815
                                                ================ ============= ================== ============== ===============

Segment assets                                     $370,638,941   $   131,637          $ 231,037      $ 808,282    $371,809,897
                                                ================ ============= ================== ============== ===============



                                                                                Government
                                                                 Merchant       Guaranteed
                                                 Community       Bankcard     Loans Sales and       All
Nine months ended September 30, 1998              Banking       Processing       Servicing         Other          Totals
---------------------------------------------- --------------- ------------- ------------------ ------------- ----------------

Interest income                                  $ 17,480,582   $         -          $       -     $       -     $ 17,480,582
Interest expense                                    7,292,019             -                  -             -        7,292,019
                                               --------------- ------------- ------------------ ------------- ----------------
Net interest income                                10,188,563             -                  -             -       10,188,563

Other income                                        1,913,183     1,734,076            953,286       347,704        4,948,249

Depreciation and amortization                        (697,911)      (37,056)           (10,263)       (1,518)        (746,748)

Other expense                                      (8,233,821)   (1,406,435)          (532,049)     (248,491)     (10,420,796)
                                               --------------- ------------- ------------------ ------------- ----------------

Pretax segment profit                            $  3,170,014   $   290,585          $ 410,974     $  97,695     $  3,969,268
                                               =============== ============= ================== ============= ================


Segment assets                                   $319,083,412   $   139,253          $ 253,245     $   7,856     $319,483,766
                                               =============== ============= ================== ============= ================

                                                                                Government
                                                                 Merchant       Guaranteed
                                                 Community       Bankcard     Loans Sales and       All
Three months ended September 30, 1999             Banking       Processing       Servicing         Other          Totals
--------------------------------------------- ---------------- ------------- ------------------ ------------- ----------------

Interest income                                    $7,026,550      $      -           $      -       $     -       $7,026,550
Interest expense                                    2,889,843             -                  -             -        2,889,843
                                              ---------------- ------------- ------------------ ------------- ----------------
Net interest income                                 4,136,707             -                  -             -        4,136,707

Other income                                          686,204       628,013             99,239        56,734        1,470,190

Revenues, net of goodwill amortization,
  from investment in ERAS Joint Venture                     -             -                  -        42,086           42,086

Depreciation and amortization                        (296,177)      (13,356)            (3,869)         (772)        (314,174)

Other expense                                      (3,144,928)     (560,524)           (93,015)      (64,038)      (3,862,505)
                                              ---------------- ------------- ------------------ ------------- ----------------

Pretax segment profit                              $1,381,806      $ 54,133           $  2,355       $34,010       $1,472,304
                                              ================ ============= ================== ============= ================




                                                                                Government
                                                                 Merchant       Guaranteed
                                                 Community       Bankcard     Loans Sales and       All
Three months ended September 30, 1998             Banking       Processing       Servicing         Other          Totals
---------------------------------------------- --------------- ------------- ------------------ ------------- ----------------

Interest income                                    $6,024,889      $      -           $      -      $      -       $6,024,889
Interest expense                                    2,574,076             -                  -             -        2,574,076
                                               --------------- ------------- ------------------ ------------- ----------------
Net interest income                                 3,450,813             -                  -             -        3,450,813

Other income                                          658,157       507,636            440,408        70,303        1,676,504

Depreciation and amortization                        (239,755)      (12,568)            (3,390)         (540)        (256,253)

Other expense                                      (2,801,971)     (429,145)          (238,684)      (57,916)      (3,527,716)
                                               --------------- ------------- ------------------ ------------- ----------------

Pretax segment profit                              $1,067,244      $ 65,923           $198,334      $ 11,847       $1,343,348
                                               =============== ============= ================== ============= ================


Revenues are almost exclusively derived from customers within the United States. The Company does not have a single customer that accounts for ten percent or more of the Company's revenue.

PART II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule (SEC use only)
         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               TIB FINANCIAL CORP.

                               /s/ Edward V. Lett
                               ---------------------
Date:    November 12, 1999     Edward V. Lett
         -----------------     President and Chief Executive Officer


                               /s/ David P. Johnson
                               ---------------------
                               David P. Johnson
                               Senior Vice President and Chief Financial Officer