Form 10-K405
period 1999-12-31
TIB FINANCIAL CORP
filed 2000-03-30
CIK 1013796

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year                                     Commission file number
ended December 31, 1999                                              000-21329


                              TIB FINANCIAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

 Florida                                                            65-0655973
(State of Incorporation)                                      (I.R.S. Employer
                                                           Identification No.)
99451 Overseas Highway
Key Largo, Florida  33037-7808
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2000 was $29,828,756 based on $ 10.125 per share as of March 1, 2000.

The number of shares outstanding of issuer's class of common stock at March 1, 2000 was 4,392,337 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1999 fiscal year end are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
                                                   PART I


ITEM 1.           BUSINESS..........................................................1

ITEM 2.           PROPERTIES........................................................8

ITEM 3.           LEGAL PROCEEDINGS.................................................9

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS..................................................9

                                                  PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.......................................9

ITEM 6.           SELECTED FINANCIAL DATA..........................................10

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION.....................11

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....... 28

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................29

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.............................................65

                                                 PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS
                  OF THE REGISTRANT................................................65

ITEM 11.          EXECUTIVE COMPENSATION...........................................65

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT.................................65

ITEM 13.          CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS.............................................65

                                          PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K..........................................66

SIGNATURES        .................................................................67

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

The Bank conducts a general commercial banking business in its primary service area of Monroe County and Dade County, Florida, emphasizing the banking needs of individuals, professionals and business customers. The Company and the Bank conduct business from the main office of the Bank located at 99451 Overseas Highway, Key Largo, Florida 33037. The Bank also conducts business from its ten branch locations throughout the Florida Keys from Key Largo to Key West and South Dade County Florida.

The principal business of the Bank is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. As of December 31, 1999, the Bank had total assets of approximately $390.8 million, total deposits of approximately $346.9 million and total shareholders' equity of approximately $27.6 million.

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

The Bank's loan portfolio at December 31, 1999 contained approximately 31% real estate loans, 63% commercial loans and 6% consumer loans. At that date, approximately 87% of all loans outstanding were secured by real estate. The Bank's gross loan to deposit ratio at December 31, 1999 was approximately 83.8%.

In addition to interest income from the Bank's lending operations, the other major sources of income for the Bank are fees collected on loans, interest on investment securities, service charges on deposit accounts, gains on sales of government guaranteed loans, and merchant bankcard processing income. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

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

The Company has a 30% interest in ERAS JV, a company that specializes in cash item processing for depository institutions and customized software for the financial services industry.

The Bank's business plan relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of consumers, professionals and business customers in the community. All banking services are continually evaluated with regard to their profitability and efforts are made to modify the Bank's business plan if deemed appropriate.

EMPLOYEES

As of December 31, 1999, the Bank employed 187 full-time employees and 10 part-time employees. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Neither the Company nor the Bank is a party to any collective bargaining agreement, and management believes the Bank enjoys satisfactory relations with its employees.

SUPERVISION AND REGULATION

REGULATION OF THE BANK. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC, and also to the regulations of the Florida Department of Banking and Finance (the "DBF") and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, branching, issuances of securities, payment of dividends, payment of interest rates, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service. Florida law permits banks to branch on a statewide basis. Therefore, the Bank has the ability to expand from its market presence in Monroe and Dade counties into other markets in Florida.

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

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. At December 31, 1999, the Bank exceeded the minimum Tier 1, risk-based and leverage capital ratios. The table which follows set forth certain capital information for the Bank as of December 31, 1999.

                                CAPITAL ADEQUACY
                             (Dollars in thousands)

                                         December 31, 1999
                                         -----------------
                                 Amount                  Percent
                                 ------                  -------
Leverage Ratio:
---------------
     Actual                     $ 26,406                    7.1%
     Minimum Required (1)       $ 11,185                    3.0%

Risk-Based Capital:
-------------------

Tier 1 Capital
--------------
     Actual                     $ 26,406                    9.2%
     Minimum Required           $ 11,531                    4.0%

Total Capital
-------------
     Actual                     $ 29,403                   10.2%
     Minimum Required           $ 23,062                    8.0%

(1) Represents the highest regular minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio. See below regarding the consequences of failing to meet specified capital standards.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions which established among other things, the following five capital standard categories for depository institutions: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued uniform regulations, which, among other things, define the capital levels described above. Under the regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater,
(ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An "undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 3%. A "significantly undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3% and a bank is "critically undercapitalized" if the bank has a leverage ratio equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 1999, the Bank met the definition of a "well capitalized" institution.

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

The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community;
(ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker," and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better Community Reinvestment Act ratings when they commence the new activity.

Most of the provisions of the law take effect on November 12, 1999, with other provisions being phased in over a one to two year period thereafter. It is anticipated that the effects of the law, while providing additional flexibility to bank holding companies and banks, may result in additional affiliation of different financial services providers, as well as increased competition, resulting in lower prices, more convenience, and greater financial products and services available to consumers.

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

The Bank has been informed by the FDIC that it has been classified as well capitalized and in the lowest risk category and will be assessed accordingly for 2000.

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

The Bank's ten branches are located at 28 N.E. 18th Street in Homestead; 777 Krome Avenue in Homestead; 103330 Overseas Highway in Key Largo; 91980 Overseas Highway in Tavernier; 80900 Overseas Highway in Islamorada; 11401 Overseas Highway in Marathon Shores; 2348 Overseas Highway in Marathon; 30400 Overseas Highway in Big Pine Key;

330 Whitehead Street in Key West; and 3618 N. Roosevelt Drive in Key West; Florida. The main office and branch properties are owned by the Bank.

The Bank also owns two other properties. The Bank owns a one-story building containing approximately 5,000 square feet on a one-half acre lot located at 100210 Overseas Highway, Key Largo. This building is partly leased to another business and the remainder of the building is being renovated for a training center and office space. The Bank owns a three-story building at 228 Atlantic Boulevard, Key Largo, Florida, consisting of approximately 3,000 square feet that is utilized by the Bank primarily for the loan operations, human resources and marketing departments.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1999.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

As of December 31, 1999, there were 409 registered shareholders of record and 4,395,137 shares of the Company's common stock outstanding. On June 18, 1997, the Company's $0.10 par value common Stock became listed on the Nasdaq National Market System under the symbol "TIBB." Prior thereto, the Company's common stock had not been traded on an established trading market, so there had been limited trading. The following table sets forth, for the periods indicated, the high and low sale prices per share for the Company's common stock on the Nasdaq National Market:

Quarter Ended                 1999                             1998
-------------         ---------------------          ----------------------

                       High            Low            High             Low
                      ------         ------          ------          ------
March 31              $11.38         $10.38          $14.38          $12.13
June 30                11.50          10.00           14.88           12.19
September 30           11.00           9.38           12.50           10.56
December 31            11.63           9.50           11.38           10.00


For the year ended December 31, 1999, the Company paid cash dividends to shareholders in the amount of $.1025 per share for the first three quarters and $.1050 per share for the last quarter ($.4125 in the aggregate). For the year ended December 31, 1998, the Company paid cash dividends to shareholders in the amount of $.10 per share for the first three quarters and $.1025 per share for the last quarter ($.4025 in the aggregate). The only source of funds presently available to the Company for the payment of cash dividends is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the appropriate regulatory authorities. Information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in Note 12 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof. The Company expects that comparable cash dividends will continue to be paid in the future, although no assurance can be given that further dividends will be declared by the Company, or if declared, what the amount of the dividends will be.

In the fourth quarter of 1998 the Company purchased 50,000 shares of common stock through one of its market makers at an average price of $11.16 per share. Also, the Company authorized the purchase of an additional 50,000 shares beginning in the first quarter of 1999. In 1999, 45,000 of these shares were repurchased at an average price of $10.97 per share. The remaining 5,000 shares were repurchased in the first quarter of 2000 at an average cost of $10.32.


ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. During 1996, TIB Financial Corp. ("Company") was formed providing for a reorganization whereby TIB Bank of the Keys ("Bank") became a wholly-owned subsidiary of TIB Financial Corp. The transaction was accounted for on a historical cost basis similar to a pooling of interest and, accordingly, the following selected consolidated financial data was prepared as if the reorganization occurred January 1, 1995. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                                                               AS OF DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data                                           1999          1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                               $392,129      $355,476      $277,959      $241,051      $219,567
Investment Securities                                        60,362        66,001        54,690        50,878        60,961
Gross Loans                                                 290,614       246,668       186,279       165,151       139,061
Allowance for loan losses                                     2,997         2,517         2,202         1,930         1,701
Deposits                                                    346,904       325,057       248,822       204,984       192,458
Stockholders' Equity                                         28,302        26,568        24,564        22,621        21,063

                                                                                                     YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------

Statement of Income Data                                   1999          1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------
Interest income                                              27,906        23,706        20,558        18,503        17,525
Interest expense                                             11,299         9,915         7,876         6,507         6,253
Net interest income                                          16,607        13,791        12,682        11,996        11,272
Provision for loan losses                                       540           360           300           240           135
Net interest income after provision for loan losses          16,067        13,431        12,382        11,756        11,137
Non-interest income                                           7,167         6,376         5,319         3,784         3,273
Non-interest expense                                         16,741        14,480        12,776        10,748         9,818
Income tax expense                                            2,327         1,886         1,719         1,589         1,591
Cumulative effect of change in accounting principle,
         net of tax benefit                                      47             -             -             -             -
Net Income                                                    4,119         3,441         3,206         3,203         3,001

Per Share Data (1)
------------------------------------------------------
Book value per share at year end                              $6.44         $6.04         $5.62         $5.23         $4.95
Basic earnings per share                                       0.94          0.78          0.74          0.75          0.71
Diluted earnings per share                                     0.91          0.74          0.70          0.72          0.69
Basic weighted average common equivalent shares
         outstanding                                      4,388,336     4,415,949     4,354,547     4,280,712     4,246,218
Diluted weighted average common equivalent shares
         outstanding                                      4,543,784     4,624,380     4,602,375     4,424,676     4,352,838
Dividends declared                                          $0.4125       $0.4025         $0.40         $0.39         $0.25


Ratios                                                        1999          1998          1997          1996          1995
----------------------------------------------------------------------------------------------------------------------------
Return on average assets                                      1.07%         1.10%         1.25%         1.40%         1.40%
Return on average equity                                     15.05%        13.31%        13.52%        15.89%        17.00%
Average equity/average assets                                 7.11%         8.23%         9.22%         8.79%         8.23%
Net interest margin                                           4.78%         4.88%         5.42%         5.83%         5.85%
Dividend payout ratio                                        43.95%        51.65%        54.33%        52.12%        35.37%
Non-performing assets/total loans and other real
         estate                                               0.71%         0.21%         0.15%         0.26%         0.06%
Allowance for loan losses/total loans                         1.03%         1.02%         1.18%         1.17%         1.22%
Allowance for loan losses/nonperforming assets              145.25%       483.28%       806.73%       448.84%     2,074.39%
Non-interest expense/net interest income and
         non-interest income                                 70.42%        71.80%        70.98%        68.11%        67.50%

(1) Stock splits in 1997 and 1996 have been retroactively reflected in the per share data and weighted-average common equivalent and diluted shares outstanding as if they occurred January 1, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

During 1996, TIB Financial Corp. ("Company") was formed providing for a reorganization whereby TIB Bank of the Keys ("Bank") became a wholly-owned subsidiary of TIB Financial Corp. The transaction was accounted for on a historical cost basis similar to a pooling of interests and, accordingly, Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements have been restated to reflect the reorganization as occurring at the beginning of the first period presented. In 1997, the Bank formed two subsidiaries, the first on June 13, 1997, when the Bank acquired the assets of Small Business Consultants, Inc., a Florida corporation specializing in the government guaranteed loan consulting business. On July 31, 1997, the Bank formed TIB Investment & Insurance Center, Inc. for the purpose of selling investment products to the public. The Company has a 30% interest in ERAS JV, a joint venture computer software, item processing, and network management company. ERAS JV currently processes the cash items and provides network management services for the bank.

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

In 1999, the Bank had a very successful year generating loans for the Bank's portfolio. These loans were predominately residential and commercial real estate secured. This additional leveraging of the balance sheet, from a loan to deposit ratio of 75.9% at December 31, 1998 to a ratio of 83.8% at December 31, 1999, helped offset the continuing industry trend of declining net interest margins.

The increasing interest rate environment slowed down the residential real estate refinancing activity in 1999 versus 1998 and that lowered the fee income generated in this area. A smaller number of transactions lowered the fees generated in the government loan area along with the investment services subsidiary. The Bank believes it is important to have a varied mix of non-interest fee generating areas since unique factors can negatively affect individual profit centers.

PERFORMANCE OVERVIEW

The Company achieved record net income of $4.1 million in 1999 representing a $678,000 or a 19.7% increase over the prior year. Management attributes the results to a 17.7% increase in interest income primarily caused by strong loan growth, along with a 12.4% increase in non-interest income, offset by a 14.0% increase in interest expense, and a 15.6% increase in non-interest expenses. Net income of $3.4 million in 1998 represented a $235,000 or 7.3% increase over 1997.

Reported basic earnings per share for 1999 was $.94 compared to $.78 in 1998. Basic weighted-average common equivalent shares outstanding in 1999 were 4,388,336 compared to 4,415,949 in 1998. This decrease resulted from the Company stock repurchases, which were partially offset by the exercise of stock options and the award of compensation paid through the issuance of common stock.

Diluted earnings per share for 1999 was $0.91 compared to $0.74 in 1998. Diluted weighted-average common equivalent shares outstanding in 1999 were 4,543,784 compared to 4,624,380 in 1998.

Total assets of the Company at December 31, 1999 were $392.1 million compared to $355.5 million at the previous year end, reflecting an increase of 10.3%. Asset growth was funded by an increase in deposits of 6.7%, or $21.8 million in 1999 and a $10 million advance from the Federal Home Loan Bank. The Company's total loan volume increased 17.8%, or $43.9 million, to $290.6 million at year end 1999 compared to $246.7 million at December 31, 1998. During the last four years, the Company's loans outstanding have grown at a rate of 20.2% compounded annually.

Net interest income in 1999 increased 20.4%, or $2.8 million, to $16.6 million from $13.8 million reported in 1998. The Company's interest margin declined from 4.88% to 4.78%. This decline resulted from the Company's decision to remain aggressive in an increasingly competitive deposit and loan market. Non-performing assets increased to 0.71% of total loans from 0.21% at year end 1998. Non-interest income increased $791,000 to $7.2 million in 1999. The increase in other income is attributed to an increase of $654,000 in merchant bankcard processing income; an increase of $220,000 in service charges on deposit accounts; a $180,000 increase in revenues, net of goodwill amortization from investment in ERAS Joint Venture; a $150,000 increase in other income; and a one time gain on the sale of the insurance company option for $312,000; offset by a $122,000 decrease in fees on mortgage loans sold at origination; a $189,000 decrease in commissions on retail sales of investment products; a $284,000 decrease in gain on sale of government guaranteed loans; and a $130,000 decrease in net investment security gains.

Net interest income in 1998 increased 8.7%, or $1.1 million, to $13.8 million from $12.7 million reported in 1997.

The Company experienced an increase in non-interest expenses of $2.3 million in 1999, or 15.6 % over 1998. The major areas of increased expenses relate to interchange fees and other expenses for processing merchant bankcard transactions, computer services, supplies, amortization of purchased deposits, charge-off of unamortized leasehold improvements, and the additional operating costs associated with the two new branches established in 1998.

RESULTS OF OPERATIONS

The following table summarizes the balance sheet and results of operations including selected financial performance ratios of the Company for the three years ended December 31:

DOLLARS IN THOUSAND, EXCEPT PER SHARE DATA                                             AS OF DECEMBER 31,
----------------------------------------------------------------------------------------------------------
Balance Sheet Data                                                 1999             1998             1997
----------------------------------------------------------------------------------------------------------
Total Assets                                                   $392,129         $355,476         $277,959
Investment Securities                                            60,362           66,001           54,690
Gross Loans                                                     290,614          246,668          186,279
Allowance for loan losses                                         2,997            2,517            2,202
Deposits                                                        346,904          325,057          248,822
Stockholders' Equity                                             28,302           26,568           24,564

                                                                                  YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------

Statement of Income Data                                           1999             1998             1997
----------------------------------------------------------------------------------------------------------
Interest income                                                 $27,906          $23,706          $20,558
Interest expense                                                 11,299            9,915            7,876
Net interest income                                              16,607           13,791           12,682
Provision for loan losses                                           540              360              300
Net interest income after provision for loan losses              16,067           13,431           12,382
Non-interest income                                               7,167            6,376            5,319
Non-interest expense                                             16,741           14,480           12,776
Income tax expense                                                2,327            1,886            1,719
Cumulative effect of change in accounting principle,
         net of tax benefit                                          47                -                -
Net Income                                                        4,119            3,441            3,206

Per Share Data (1) (2)
------------------------------------------------------
Book value per share at year end                                   6.44             6.04             5.62
Basic earnings per share                                           0.94             0.78             0.74
Diluted earnings per share                                         0.91             0.74             0.70
Basic weighted average common equivalent shares
         outstanding                                          4,388,336        4,415,949        4,354,547
Diluted weighted average common equivalent shares
         outstanding                                          4,543,784        4,624,380        4,602,375
Dividends declared                                              $0.4125          $0.4025            $0.40

Ratios (2)
------------------------------------------------------
Return on average assets                                           1.07%            1.10%            1.25%
Return on average equity                                          15.05%           13.31%           13.52%
Average equity/average assets                                      7.11%            8.23%            9.22%
Net interest margin                                                4.78%            4.88%            5.42%
Dividend payout ratio                                             43.95%           51.65%           54.33%
Non-performing assets/total loans and other real
         estate                                                    0.71%            0.21%            0.15%
Allowance for loan losses/total loans                              1.03%            1.02%            1.18%
Non-interest expense/net interest income and
         non-interest income                                      70.42%           71.80%           70.98%

(1) Stock splits in 1997 have been retroactively reflected in per share data and weighted average common equivalent and diluted shares outstanding as if they occurred as of the earliest date presented.

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

Net interest income on a tax equivalent basis increased 19.3% to $16.8 million in 1999 as compared to 1998. Net interest margin decreased only 10 basis points to 4.78%. The decrease in the yield in earning assets was similar to the decrease in the cost of interest bearing liabilities. One factor that restrained the decrease in yield of earning assets was a change in mix. A relatively larger proportion of higher yielding loans in 1999 compared to 1998 helped moderate the overall yield decrease in these assets overall. Loan volume representing the majority of the change in average earning assets increased $58.8 million while average investment securities volumes increased $300,000. Average interest-bearing liabilities increased 22.6% or $51.4 million over 1998. Average increases in time and savings deposits of $23.9 million were accompanied by a large increase of $23.9 million in money market accounts.

Net interest income on a tax equivalent basis, increased 9.2% to $14.1 million in 1998, as compared to 1997. Net interest margin decreased 54 basis points to 4.88%. In 1998, the Company continued to aggressively price both loan and deposit products in order to gain market share and enhance overall customer relationships. The Company's desire to provide one-stop shopping for a customers' complete financial services needs requires competitive pricing for all product offerings. The introduction of a high rate money market account in 1997, and its continued success in 1998 though increasing the average costs of funds, continued to bring in substantial new deposits from both new and existing customers of the Bank. These new deposits funded an average interest-earning asset increase of 21.2%, or $50.6 million. Loan volume represented the majority of this change in average earning assets increasing $27.0 million while average investment securities volumes increased $17.6 million. Average interest-bearing liabilities increased 22.7%, or $42.1 million, over 1997. Average decreases in time and savings deposits of $6.4 million were more than offset by the large increase of $44.0 million in money market accounts.

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of assets; the average balances, interest expense and average rate by major categories of liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 1999, 1998 and 1997.

AVERAGE BALANCE SHEETS

                                                   1999                           1998                          1997
                                                   ----                           ----                          ----
                                       AVERAGE    INCOME/   YIELDS   AVERAGE    INCOME/   YIELDS   AVERAGE    INCOME/  YIELDS
(Dollars in thousands)                 BALANCES   EXPENSE   RATES    BALANCES   EXPENSE   RATES    BALANCES   EXPENSE  RATES
                                       --------   -------   ------   --------   -------   ------   --------   -------  ------

ASSETS
 Interest-earning assets:
 Loans (1)                             $264,124     22,926   8.68%   $205,319   $ 18,746   9.13%   $178,317   $ 17,019   9.54%
 Investment securities -
   taxable                               62,321      3,741   6.00%     59,136      3,676   6.22%     44,857      2,706   6.03%
 Investment securities -
    tax exempt (2)                        7,044        562   7.98%      9,929        851   8.57%      6,576        605   9.21%
 Interest bearing deposits
    in other banks                        6,494        316   4.86%         --         --     --          --         --     --
Federal funds sold                       11,420        552   4.84%     14,060        721   5.13%      8,054        433   5.38%
                                       --------    -------           --------   --------           --------   --------

Total interest-earning assets           351,403     28,097   8.00%    288,444     23,994   8.32%    237,804     20,763   8.73%
                                       --------    -------           --------   --------           --------   --------

Non-interest-earning assets:
   Cash and due from banks               14,925                        11,196                         7,307
   Investment in ERAS                       809                           165                            --
   Premises and equipment, net           13,105                        10,295                         8,754
   Allowances for loan losses           (2,751)                        (2,347)                       (2,058)
   Other assets                           7,321                         6,466                         5,261
                                       --------                      --------                      --------

Total non-interest earning assets        33,409                        25,775                        19,264
                                       --------                      --------                      --------

Total assets                            384,812                       314,219                       257,068
                                       --------                      --------                      --------

LIABILITIES &
STOCKHOLDERS' EQUITY
 Interest-bearing liabilities:
     Interest bearing deposits:
     NOW accounts                        35,247        436   1.24%     32,198        459   1.43%     28,122        393   1.40%
     Money market                       123,506      5,149   4.17%     99,567      4,832   4.85%     55,543      2,692   4.85%
     Savings deposits                    25,893        610   2.36%     23,005        570   2.48%     28,474        778   2.73%
     Other time deposits                 91,666      4,983   5.44%     70,671      3,976   5.63%     71,565      3,949   5.52%
                                       --------    -------           --------   --------           --------   --------

Total interest-bearing deposits         276,312     11,178   4.05%    225,441      9,837   4.36%    183,704      7,812   4.25%

   Other interest-bearing
    liabilities:
   Other borrowings                         422         37   8.68%         --         --     --          --         --     --
   Short-term borrowings                  1,685         84   4.99%      1,609         78   4.85%      1,274         64   5.02%
                                       --------    -------           --------   --------           --------   --------

Total interest-bearing liabilities      278,419     11,299   4.06%    227,050      9,915   4.37%    184,978      7,876   4.26%
                                       --------    -------           --------   --------           --------   --------

Non-interest bearing liabilities
   and stockholders' equity:
   Demand deposits                       74,806                        58,058                        46,323
   Other liabilities                      4,223                         3,248                         2,054
   Stockholders' equity                  27,364                        25,863                        23,713
                                       --------                      --------                      --------

Total non-interest bearing
    liabilities and
    stockholders' equity                106,393                        87,169                        72,090
                                       --------                      --------                      --------
Total liabilities and
    stockholders' equity                384,812                       314,219                       257,068
                                       ========                      ========                      ========

Interest rate spread                                         3.94%                         3.95%                         4.47%
                                                             ====                          ====                          ====

Net interest income                                $16,798                       $14,079                       $12,887
                                                   -------                       -------                       -------

Net interest margin (3)                                      4.78%                         4.88%                         5.42%
                                                             ====                          ====                          ====

(1) Average loans include non-performing loans. Interest on loans includes loan fees of $140,590 in 1999, $74,966 in 1998 and $83,918 in 1997.
(2) Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

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

                                                1999 compared to 1998 (1)              1998 compared to 1997 (1)
                                                   Due to changes in                       Due to changes in
                                     --------------------------------------------------------------------------------
(In thousands)                                                        Net                                       Net
                                          Average       Average     Increase      Average       Average       Increase
INTEREST INCOME                           Volume         Rate      (Decrease)      Volume         Rate       (Decrease)
----------------------------------------------------------------------------------------------------------------------

Loans                                     $5,143        $(963)       $4,180        $2,484        $(757)        $1,727
Investment Securities (2)                     20         (244)         (224)        1,153           63          1,216
Interest bearing deposits in
         other banks                         316            -           316             -            -              -
Federal Funds sold                          (130)         (39)         (169)          309          (21)           288

                                     -----------  -----------   -----------  ------------- -----------   ------------
Total interest income                      5,349       (1,246)        4,103         3,946         (715)         3,231
                                     -----------  -----------   -----------  ------------- -----------   ------------

INTEREST EXPENSE

NOW Accounts                                  41          (64)          (23)          58              8            66
Money Market                               1,056         (739)          317        2,140              -         2,140
Savings deposits                              69          (29)           40         (141)           (67)         (208)
Other time deposits                        1,145         (138)        1,007          (50)            77            27
Other borrowings                              37            -            37            -              -             -
Short-term borrowings                          4            2             6           20             (6)           14

                                     -----------  -----------   -----------  -----------   ------------  ------------
Total interest expense                     2,352         (968)        1,384        2,027             12         2,039
                                     -----------  -----------   -----------  -----------   ------------  ------------

Change in net interest income             $2,997        $(278)       $2,719       $1,919          $(727)       $1,192
                                     ===========  ===========   ===========  ===========   ============  ============

(1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.
(2) Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities to a fully taxable basis.

NON-INTEREST INCOME

The following table presents the principal components of non-interest income for the years ended December 31, 1999, 1998, and 1997.

(In thousands)                                                     1999            1998            1997
---------------------------------------------------------------------------------------------------------
Credit card processing income                                     $2,828          $2,174          $2,109
Gains on sales of mortgage loans                                       -               -             119
Gross gains on sales of government guaranteed loans                  704             988             440
Fees on mortgage loans sold at origination                           339             461             364
Revenues, net of goodwill amortization, from investment
         in ERAS Joint Venture                                       179             (1)               -
SBA servicing income                                                 106              94              58
Service charge income                                              1,951           1,732           1,640
Gain on sale of insurance company option                             312               -               -
Net gains on sales of investment securities                            1             131              11
Retail investment services income                                    230             419             319
Other                                                                517             378             259
                                                           =============  ==============  ===============
Total non-interest income                                         $7,167          $6,376          $5,319
                                                           =============  ==============  ===============

The Company's continued emphasis on non-interest income remains a primary focus. Over the past three years, the Company has increased non-interest income from $5.3 million to $7.2 million or approximately 34.7%. 1999 growth in non-interest income of $791,000 over 1998 resulted from the Company's sources of this income coming from a broad range of individual profit centers that can grow in total even when unique factors can limit the results from some areas. In particular, fees on mortgage loans sold at origination declined in 1999 due to the increased market interest rate environment which substantially reduced the mortgage re-finance market that was strong in 1998. Also, gains on sales of government guaranteed loans were reduced in 1999 versus 1998 due to several factors including a decline in premiums paid on certain types of loans due to a history of high prepayment rates for those borrowers. This category is comprised of relatively small numbers of significant transactions. This causes the gains recognized to vary widely on a quarter to quarter basis and even the yearly results will fluctuate depending on the timing and size of just one or two large transactions. Retail investment services income dropped $189,000 from 1998 to 1999 due to a change in investment advisors and the transitional period that necessitated. More than offsetting these decreases were significant gains in credit card processing income, revenues from our investment in ERAS Joint Venture, service charge and servicing income, and other smaller categories that include debit card and ATM fees.

The Bank began a program to originate and sell conforming fixed rate residential mortgages to the secondary market in late 1994 and the Bank has generated over $50 million in residential mortgages in 1997, 1998 and 1999. Approximately 40% of the annual volume was conforming fixed rate residential loans that are sold immediately to the secondary market. Approximately 60% of the annual production represents conforming adjustable rate loans that are placed in the Bank's portfolio. At the end of 1994 the Bank began to originate these loans utilizing industry standards for documentation and procedures in order for them to be suitable for sale as a back-up source for liquidity. From time to time the Bank sells a portion of these loans to confirm their use as a back up source of liquidity. In 1998 and 1999 none was sold. In 1997, $5.9 million of the Bank's portfolio of adjustable rate mortgages were sold in the secondary market for a gain of $119,000. The Company may seek to retain most of this portfolio production as the yield may be of benefit for years to come. Additionally, effective cross-selling of other bank products around this and other activities has contributed to the Bank's growth in its deposit base.

NON-INTEREST EXPENSES

The following table represents the principal components of non-interest expenses for the years ended December 31, 1999, 1998, and 1997.

(In thousands)                                            1999              1998             1997
--------------------------------------------------------------------------------------------------
Salary and employee benefits                             7,592             7,159            6,505
Merchant bank card expenses                              2,085             1,592            1,501
Occupancy                                                1,381             1,130              918
Equipment                                                1,253             1,119              907
Accounting, legal, and other professional                  483               510              512
Computer services                                        1,395               861              597
Postage, courier and armored car                           421               325              285
Marketing and community relations                          458               496              417
Taxes - non building                                        62                45               41
Operating supplies                                         426               398              339
Director's fees                                            160               152              149
FDIC and state assessments                                 109                90               77
Charge-off of unamortized leasehold
         improvements                                      134                 -                -
Amortization of intangibles                                177                96               47
Other operating expenses                                   605               507              482
                                                       =======           =======         ========
Total non-interest expenses                            $16,741           $14,480         $ 12,777
                                                       =======           =======         ========

The Company has over the three year periods of 1997, 1998, and 1999 expanded non-interest expense in an effort to build an infrastructure which will position the Bank in a quality customer service mode and a growth perspective. The Company experienced an increase in non-interest expenses of $2.3 million in 1999, or 15.6 % over 1998. The major areas of increased expenses relate to merchant bank card expenses for processing merchant bankcard transactions, computer services, supplies, amortization of purchased deposits, charge-off of unamortized leasehold improvements, and the additional operating costs, including salary and employee benefits, associated with the new branches established in July 1998 and September 1998. Bankcard costs are volume driven and are more than offset by higher revenues reported in other income. Computer services and supplies reflect the costs associated with the larger number and activity in account relationships and approximately $41,000 in Y2K preparedness testing. The premium paid in the acquisition of the branch deposits in Homestead required $145,000 in current charges to intangible amortization expense for the year ended December 31, 1999, compared to $36,000 in 1998. Finally, there was a $134,000 charge taken in the second quarter of 1999 related to the write-off of the unamortized leasehold improvements associated with the leased facility that was abandoned upon the opening of the newly constructed branch in Key West.

In 1998, non-interest expense increased by 13.3% or $1.7 million as compared to 1997 due primarily to the costs of servicing a larger base of customers. Specifically, the establishment of two branch offices in the Company's new service area of South Dade County required expenditures for additional personnel and occupancy related costs. Further, the overall growth in customers to 36,995 accounts of all types at year end 1998 from 31,251 accounts at year end 1997, required additional personnel and data processing type expenditures. Equipment costs increased $212,000 in 1998 substantially resulting from upgrades of computer workstations and network systems. These upgrades enhance performance and capabilities while also being part of year 2000 preparedness. The increase in computer services costs in 1998 was direclty attributable to the significant increase in bank accounts processed.

PROVISION FOR INCOME TAXES

The provision for income taxes includes federal and state income taxes. The effective income tax rates for the years ended December 31, 1999, 1998 and 1997 were 35.8%, 35.4%, and 34.9%, respectively. The fluctuations in effective tax rates reflects the effect of the differences in timing or deductibility of certain expenses.

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

Loans are expected to produce higher yields than investment securities and other interest earning assets (assuming that credit losses are not excessive). Thus the absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. Net loans outstanding increased to $286.9 million as compared to $243.8 million at year end 1998, an increase of 17.7%. Of this amount, loans secured by real estate increased from $212.3 million to $251.7 million. Commercial loans accounted for much of this increase, growing from $164.4 million to $182.8 million at the respective year ends. Consumer loans increased from $13.8 to $16.2 million at December 31, 1999. The Company maintains a posture of originating commercial loans with rates that fluctuate with the prime lending rate and residential loans with rates that fluctuate with the one year treasury index. At December 31, 1999, 83.7% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition of the Company's loan portfolio at December 31:

(Dollars in thousands)                             1999        1998         1997        1996        1995
------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural             $182,762     $164,354    $123,974    $115,110     $ 93,423
Construction loans                                  9,182        5,960      10,011       7,391        5,441
Residential real estate                            82,422       62,544      42,599      35,097       35,947
Consumer loans                                     16,248       13,810       9,695       7,554        4,250
Less:  unearned income                               (733)        (370)       (533)       (607)        (691)
Less:  allowance for loan loss                     (2,997)      (2,517)     (2,202)     (1,930)      (1,701)
                                                ============================================================
Net loans                                        $286,884     $243,781    $183,544    $162,615     $136,669
                                                ============================================================

The maturity distribution of the Company's loan portfolio at December 31, 1999 was as follows:

                                                                          Loans maturing
                                                            ------------------------------------------------
                                                              Within       1 to 5     After 5
(Dollars in thousands)                                        1 Year       Years       Years        Total
------------------------------------------------------------------------------------------------------------
Commercial, financial & agricultural                            $29,539     $23,720    $129,503     $182,762
Construction Loans                                                9,182           -           -        9,182
Residential real estate                                             188         982      81,252       82,422
Consumer loans                                                    1,707       7,280       7,261       16,248
                                                            ------------------------------------------------
Total Loans                                                     $40,616     $31,982    $218,016     $290,614
                                                            ================================================

                                                                          Loans maturing
                                                            ------------------------------------------------
                                                              Within       1 to 5     After 5
(Dollars in thousands)                                        1 Year       Years       Years        Total
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Loans with:
Predetermined interest rates                                     $6,880     $17,411     $23,117      $47,408
Floating or adjustable rates                                     33,736      14,571     194,899      243,206
                                                            ------------------------------------------------
Total Loans                                                     $40,616     $31,982    $218,016     $290,614
                                                            ================================================

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

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio. The Company's provision for loan losses for 1999 was $540,000 as compared to $360,000 in 1998, reflecting the Company's strong growth in loans outstanding and negligible charge-offs. The Company's provision for loan losses for 1998 was $360,000 as compared to $300,000 in 1997.

The allowance for loan losses represented 1.03% of total loans at December 31, 1999 compared to 1.02% and 1.18% at year end 1998 and 1997, respectively. The determination of the adequacy of the allowance for loan losses is based on management's judgment about factors affecting loan quality; collectability and assumptions about the economy. Management considers the year end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Transactions in the allowance for loan losses are summarized for the years ended December 31,


(In thousands)                                1999         1998         1997         1996         1995
----------------------------------------     ------       ------       ------       ------       ------
Analysis of allowance for loan losses:

   Balance at beginning of year              $2,517       $2,202       $1,930       $1,701       $1,567

Charge-offs:
   Commercial, Financial & Agricultural          35           14           --           --           --
   Residential Real Estate                       --           14           --           --           --
   Consumer Loans                                73           54           40           12            1
                                             ------       ------       ------       ------       ------
     Total charge-offs                          108           82           40           12            1

Recoveries:
   Commercial, Financial & Agricultural          --            3           --           --           --
   Residential Real Estate                       --           --           --           --           --
   Consumer Loans                                48           34           12            1           --
                                             ------       ------       ------       ------       ------
     Total recoveries                            48           37           12            1           --
                                             ------       ------       ------       ------       ------

     Net charge-offs                             60           45           28           11            1
                                             ------       ------       ------       ------       ------

Provision for loan losses                       540          360          300          240          135
                                             ------       ------       ------       ------       ------

Allowance for loan
   losses at end of year                     $2,997       $2,517       $2,202       $1,930       $1,701
                                             ======       ======       ======       ======       ======

Ratio of net charge-offs to average
   net loans outstanding                       0.02%        0.02%        0.02%        0.01%        0.00%
                                             ======       ======       ======       ======       ======

Management considers the adequacy of the allowance for loan losses in its entirety, however, to comply with regulatory reporting requirements, management has allocated the allowance for loans losses as shown in the table below into components by loan type at each year end. Management does not intend to imply that actual future charge-offs will necessarily follow the allocations described below.

(In thousands)                      1999                1998               1997                  1996                1995
------------------------      ------------------ ------------------ -------------------  ------------------- ------------------
                              Allowance   % of    Allowance  % of    Allowance    % of    Allowance   % of    Allowance    % of
                                  $       Loans       $      Loans       $       Loans       $        Loans       $       Loans
                              ---------- ------- ---------- ------- ----------- -------  ---------- -------  ----------- ------
Commercial, Financial
    & Agricultural                2,066    62.8      1,853    66.6    1,631      66.5      1,456      69.6      1,318     67.2
Construction Loans                    -     3.2          0     2.4        0       5.4          0       4.5          0      3.9
Residential Real Estate             685    28.4        463    25.4      400      22.9        367      21.3        324     25.8
Consumer Loans                      246     5.6        201     5.6      171       5.2        107       4.6         59      3.1
                                 ======  ======    =======  ======  =======    ======    =======    ======    =======   ======
                                  2,997    100%      2,517    100%    2,202      100%      1,930      100%      1,701     100%
                                 ======  ======    =======  ======  =======    ======    =======    ======    =======   ======

NON-PERFORMING ASSETS


(Dollars in thousands)                                1999         1998       1997       1996      1995
-------------------------------------------------    ------       ------     ------     ------     ------
Loans 90 days past due                                1,993         --         --         --        --
Loans on nonaccrual                                      70        521        273        430        82
Other Real Estate Owned                                  --         --         --         --        --

                                                     ======       ====       ====       ====       ===
Total non-performing assets                          $2,063       $521       $273       $430       $82
                                                     ======       ====       ====       ====       ===
Percentage of total loans and other real estate        0.71%      0.21%      0.15%      0.26%      0.06%

If the collectibility of interest on a loan appears doubtful, the accrual thereof is discontinued. Nonaccrual loans totaled $70,000, $521,000, $273,000, $430,000 and $82,000 at December 31, 1999, 1998, 1997, 1996, and 1995,
respectively. If such loans had been on a full-accrual basis, interest income would have been approximately $1,000, $32,000, $16,000, $16,000 and $3,000 higher in 1999, 1998, 1997, 1996 and 1995, respectively. Interest income recognized on these loans totaled approximately $5,000, $21,000, $14,000, $27,000 and $5,000, respectively. There were no restructured loans at December 31, 1999, 1998, 1997, 1996 or 1995.

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

Major sources of increases in cash and cash equivalents are as follows for the three years ending December 31:

                                             1999               1998               1997
                                         ------------       ------------       ------------
Provided by operating activities         $  7,434,885       $  3,303,781       $  4,745,371
Used by investing activities              (41,369,121)       (64,486,841)       (27,123,436)
Provided by financing activities           31,396,873         61,055,510         33,287,415
                                         ------------       ------------       ------------
Net increase (decrease) in cash and
         cash equivalents                $ (2,537,363)      $   (127,550)      $ 10,909,350

The Bank has a $7.5 million line of credit from its principal correspondent and a repurchase agreement with another financial institution which allows borrowing up to 95% of the market valuation of securities pledged for this purpose. The majority of the Company's unpledged securities could be used as collateral for this agreement. Further, in 1997 the Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14% of the Bank's total assets as reported on the most recent quarterly financial information submitted to the Bank's regulators. The credit availability approximated $54.7 million at December 31, 1999. Borrowings against this line of credit are collateralized by the Bank's one-to-four family residential mortgage loans. In 1999, a $10 million advance was made which matured on January 24, 2000.

Scheduled maturities and paydowns of loans and investment securities are a continual source of liquidity. Also, many adjustable rate residential real estate loans originated since 1995 are salable in the secondary mortgage market at par or better and therefore provide a secondary source for liquidity.

At December 31, 1999, the Bank's gross loan to deposit ratio was 83.8% compared to a ratio of 75.9% at December 31, 1998. Management monitors and assesses the adequacy of the Company's liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends without prior regulatory approval at December 31, 1999 is approximately $7,211,000. These dividends represent the Company's primary source of liquidity.

The Company's interest rate sensitivity position at December 31, 1999 is presented in the table below.

                                          3 months         4 to 6         7 to 12         1 to 5          Over 5
(Dollars in thousands)                    or less          Months          Months          years           Years         Total
---------------------------------------  ---------        --------        --------        --------        -------       -------
Interest-earning assets:
Loans                                    $ 106,435        $ 22,775        $ 22,417        $ 79,134        $59,853       $290,614
Investment securities-taxable                   --           3,999           5,989          17,280         26,352         53,620
Investment securities-tax exempt                --             708             250             172          5,612          6,742
Federal funds sold                           2,658              --              --              --             --          2,658
Note receivable                                 --              --             264             438             --            702
                                         ---------        --------        --------        --------        -------       --------
Total interest-bearing assets              109,093          27,482          28,920          97,024         91,817        354,336
                                         ---------        --------        --------        --------        -------       --------

Interest-bearing liabilities:
NOW accounts (A)                            13,567              --              --              --         20,350         33,917
Money Market                               110,267              --              --              --             --        110,267
Savings Deposits (B)                            --              --          24,582              --             --         24,582
Other time deposits                         22,822          22,043          22,143          38,829             --        105,837
Short-term borrowings                       11,712              --              --              --             --         11,712
Other borrowings                               660              --              --              --             --            660
                                         ---------        --------        --------        --------        -------       --------
Total interest-bearing liabilities         159,028          22,043          46,725          38,829         20,350        286,975
                                         ---------        --------        --------        --------        -------       --------

Interest sensitivity gap                   (49,935)          5,439         (17,805)         58,195         71,467         67,361
                                         =========        ========        ========        ========        =======       ========

Cumulative interest sensitivity gap      $ (49,935)       $(44,496)       $(62,301)       $ (4,106)       $67,361       $ 67,361
                                         =========        ========        ========        ========        =======       ========

Cumulative sensitivity ratio                 (14.1%)         (12.6%)         (17.6%)          (1.2%)         19.0%          19.0%
                                         =========        ========        ========        ========        =======       ========

(A) 40% of outstanding balance considered repricable immediately and 60% repricable in the furthest time period.

(B)  Savings Deposits considered repricable in the one year time horizon.


The Company is cumulatively asset sensitive in the over 5 years time frame and cumulatively liability sensitive in each of the 3 month or less, 4 to 6 months, and 7 to 12 month timeframes. In the 1 to 5 year range the Company is very close to neutral in cumulative rate sensitivity. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, to include the entire balance of these liability accounts in the earliest repricing method would be unrealistic. To compensate for the fact that changes in general market interest rates will not be fully reflected in changes in NOW rates, only 40% of NOW balances is included as immediately rate sensitive based on the Company's own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the Company's repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should eventually decrease, the net interest margin should decrease. Conversely, if rates increase the net interest margin would over time increase.

Even in the near term, the $62,301,000 one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offers the Company the opportunity to delay or diminish any rate repricings. Second, a static gap model does not factor the effects of growing volumes which would likely include greater additional rate sensitive assets than rate sensitive liabilities.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company's policy to maintain its cumulative one year gap ratio in the -15% to +15% range. At year end 1999, the Company was slightly outside this range with a one year cumulative sensitivity ratio of -17.6%. This reflected in part some special circumstances related to Y2K, including a decrease in normal liquidity which the Company believes to be a unique event.

INVESTMENT PORTFOLIO

Contractual maturities of investment securities (amortized cost) at December 31, 1999 are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.

                                                                After 1 Year       After 5 Years                          Mortgaged
                                          Within 1 Year        Within 5 Years     Within 10 Years      After 10 Years       Backed
                                      -------------------- -------------------- -------------------- ------------------- ----------

(Dollars in thousands)                  Amount    Yield      Amount     Yield     Amount     Yield     Amount     Yield    Amount
------------------------------------- ---------- --------- ---------- --------- ---------- --------- ---------- -------- ----------
Securities Held to Maturity:
   U.S. Treasury Securities             $ 9,988     6.25%    $   101     5.50%
   U.S. Gov't Sponsored Agencies                               8,000     6.03%    $25,163     6.19%
   Other                                                                                                $1,189    6.74%
                                      ---------  -------   ---------  -------   ---------  -------   ---------  ------   ---------
        Total held to maturity            9,988     6.25%      8,101     6.02%     25,163     6.19%      1,189    6.74%         --
                                      ---------  -------   ---------  -------   ---------  -------   ---------  ------   ---------

Securities Available for sale:
   U.S. Treasury Securities                                    7,806     5.25%
   States and municipals (A)                943    10.91%        169     7.96%      3,579     7.07%      2,238    7.09%
   Mortgaged Backed Securities                                                                                              $1,644
                                      ---------  -------   ---------  -------   ---------  -------   ---------  ------   ---------
        Total available for sale            943    10.91%      7,975     5.31%      3,579     7.07%      2,238    7.09%      1,644
                                      ---------  -------   ---------  -------   ---------  -------   ---------  ------   ---------

Total                                   $10,931     6.65%    $16,076     5.67%    $28,742     6.30%     $3,427    6.97%     $1,644
                                      =========  =======   =========  =======   =========  =======   =========  ======   =========

Yield by classification of investment securities at December 31, 1999 (amortized cost) was as follows:

(Dollars in thousands)                           Yield           Totals
------------------------------------------    -----------     -----------
Securities Held to Maturity:
     U.S. Treasury Securities                      6.24%        $ 10,089
     U.S. Gov't Sponsored Agencies                 6.15%          33,163
     Other (B)                                     6.74%           1,189
                                              -----------      ----------
          Total held to maturity                   6.19%          44,441
                                              -----------      ----------

Securities Available for Sale:
     U.S. Treasury Securities                      5.25%           7,806
     States and municipals (A)                     7.62%           6,929
     Mortgaged Backed Securities                   5.58%           1,644
                                              -----------      ----------
          Total available for sale                 6.29%          16,379
                                              -----------      ----------

Total                                              6.21%        $ 60,820
                                              ===========      ==========

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

The following table presents the amortized cost, market value, unrealized gains, and unrealized losses for the major categories of the Company's investment portfolio for each reported period:

(Dollars in thousands)

Held to Maturity  - December 31, 1999

                                                                  Amortized    Unrealized       Unrealized    Market
                                                                    Cost          Gains           Losses      Value
                                                                  ---------    -----------      ----------   -------
U.S. Treasury Securities                                           $10,089      $       18      $     3      $10,104
U.S. Government agencies and corporations                           33,163              --        2,164       30,999
Other investments                                                    1,189              --           --        1,189
                                                                   -------      ----------      -------      -------
                                                                   $44,441      $       18      $ 2,167      $42,292
                                                                   =======      ==========      =======      =======

Available for Sale - December 31, 1999
                                                                 Amortized     Unrealized      Unrealized    Market
                                                                    Cost          Gains          Losses       Value
                                                                 ---------     -----------     ----------    -------
U.S. Treasury Securities                                           $ 7,806      $       --      $   248      $ 7,558
States and political subdivisions                                    6,929              40          227        6,742
Mortgage-backed securities                                           1,644               1           23        1,622
                                                                   -------      ----------      -------      -------
                                                                   $16,379      $       41      $   498      $15,922
                                                                   =======      ==========      =======      =======


Held to Maturity  -  December 31, 1998
                                                 Amortized   Unrealized     Unrealized      Market
                                                    Cost        Gains         Losses        Value
                                                 ---------   ----------     ----------     -------
U.S. Treasury Securities                         $14,083        $248        $    --        $14,331
U.S. Government agencies and corporations         33,161         177            109         33,229
Other investments                                    908          --             --            908
                                                 -------        ----        -------        -------
                                                 $48,152        $425        $   109        $48,468
                                                 =======        ====        =======        =======
Available for Sale - December 31, 1998

                                                 Amortized   Unrealized     Unrealized      Market
                                                    Cost        Gains         Losses        Value
                                                 ---------   ----------     ----------     -------
U.S. Treasury Securities                         $ 5,022        $ 21        $    --        $ 5,043
States and political subdivisions                  8,114         219             --          8,333
Mortgage-backed securities                         4,022           4             12          4,014
Other debt securities                                450           8             --            458
                                                 -------        ----        -------        -------
                                                 $17,608        $252        $    12        $17,848
                                                 =======        ====        =======        =======
Held to Maturity - December 31, 1997

                                                 Amortized   Unrealized     Unrealized      Market
                                                    Cost        Gains         Losses        Value
                                                 ---------   ----------     ----------     -------

U.S. Treasury Securities                         $15,978        $157        $    --        $16,135
States and political subdivisions                  7,374         293             --          7,667
U.S. Government agencies and corporations         12,001          21             15         12,007
Other investments                                    865          --             --            865
                                                 -------        ----        -------        -------
                                                 $36,218        $471        $    15        $36,674
                                                 =======        ====        =======        =======
Available for Sale - December 31, 1997

                                                 Amortized   Unrealized     Unrealized      Market
                                                    Cost        Gains         Losses        Value
                                                 ---------   ----------     ----------     -------
U.S. Treasury Securities                         $ 9,044        $ --        $    34        $ 9,010
Mortgage-backed securities                         9,056          20             88          8,988
Other debt securities                                450          23             --            473
                                                 -------        ----        -------        -------
                                                 $18,550        $ 43        $   122        $18,471
                                                 =======        ====        =======        =======

DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years ended December 31, 1999, 1998, and 1997.

                                               1999                     1998                    1997
                                        Average     Average     Average     Average     Average      Average
(Dollars in thousands)                   Amount       Rate       Amount       Rate       Amount       Rate
-----------------------------         ----------- ----------- ----------- ----------- ----------- ------------
Noninterest-bearing deposits            $ 74,806                $ 58,058                $ 46,323

Interest-bearing deposits
   NOW Accounts                           35,247       1.24%      32,198       1.43%      28,122        1.40%
   Money market                          123,506       4.17%      99,567       4.85%      55,543        4.85%
   Savings deposit                        25,893       2.36%      23,005       2.48%      28,474        2.73%
   Other time deposits                    91,666       5.44%      70,671       5.63%      71,565        5.52%
                                      ----------  ----------  ----------  ----------  ----------  ----------
Total                                   $351,118       3.19%    $283,499       3.47%    $230,027        3.40%
                                      ==========  ==========  ==========  ==========  ==========  ==========

The following table presents the maturity of the Company's time deposits at December 31, 1999:

                                        Deposits        Deposits
                                        $100,000        Less than
(Dollars in thousands)                and Greater       $100,000          Total
----------------------               -------------     -----------     ----------
Months to maturity:
   3 or less                             $9,621           $12,324         $21,945
   4 to 6                                11,667            10,494          22,161
   7 through 12                           9,662            12,574          22,236
   Over 12                               15,024            24,471          39,495
                                      ---------        ----------     -----------
Total                                   $45,974           $59,863        $105,837
                                      =========        ==========     ===========

CAPITAL ADEQUACY

There are various primary measures of capital adequacy for banks and bank holding companies such as risk based capital guidelines and the leverage capital ratio. See "Business-Supervision and Regulation Capital Regulations."

As of December 31, 1999, the Bank exceeded its required levels of capital for a Bank categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. The Bank's risk-based capital ratio of Tier 1 capital to risk-weighted assets was 9.2%, its risk-based ratio of total capital to risk-weighted assets was 10.2%, and its leverage ratio was 7.1%. See Note 12 to the Consolidated Financial Statements.


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


1999 ACCOUNTING PRONOUNCEMENTS

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

Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 applies to all non-governmental entities and requires that costs of start-up activities and organization costs be expensed as incurred. Prior to 1999, the Company capitalized organization costs and amortized them to expense over a five year period. The Company recorded a charge net of tax of $47,047 in 1999 as the cumulative effect of this accounting change.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of December 31, 1999 was developed using simulation analysis of the Bank's sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates.

The Bank attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities and Fed Funds positions to offset the repricing characteristics of the deposit liabilities. This process continues to be challenged by the continued popularity of the indexed money market account. The growth of this account as an interest sensitive liability, immediately repriceable, has caused the Bank to be liability sensitive in the very short term and to a lesser extent cumulatively through a one year horizon.

(Dollars in thousands)                         Interest Rates Decrease Interest Rates  Interest Rates  Increase
                                                200 BP      100 BP     Remain Constant    100 BP          200BP
                                                                           Budget
                                               -----------------------------------------------------------------
2000 Interest Income                           $29,118      $30,425       $31,735        $ 33,037       $ 34,344
2000 Interest Expense                           10,906       12,340        13,811          15,206         16,639
                                               -------      -------       -------        --------       --------
Net Interest Income                             18,212       18,085        17,924          17,831         17,705
                                               -------      -------       -------        --------       --------

Change in net income after tax vs. budget      $   180      $   101            --        $    (58)      $   (137)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and report of independent certified public accountants thereon included on the following pages are incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                               Page
                                                                                                               ----
Report of Independent Certified Public Accountants (BDO Seidman, LLP)............................................30

Independent Auditors Report (Bricker & Melton, PA)...............................................................31

Consolidated Balance Sheets for the Years
Ended December 31, 1999 and 1998 ................................................................................32

Consolidated Statements of Income for the
Years Ended December 31, 1999, 1998 and 1997..................................................................33-34

Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended December 31, 1999, 1998 and 1997 .................................................................35-36

Consolidated Statements of Cash Flows for the Years
Ended December 31, 1999, 1998 and 1997 .......................................................................37-38

Notes to Consolidated Financial Statements for
the Years Ended December 31, 1999, 1998 and 1997 .............................................................39-64

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
TIB Financial Corp.
Key Largo, Florida

We have audited the accompanying consolidated balance sheets of TIB Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of TIB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of TIB Financial Corp. and subsidiaries for the year ended December 31, 1997 were audited by Bricker & Melton, P.A., whose practice was combined with our Firm and whose report dated February 13, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of TIB Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                BDO SEIDMAN, LLP


February 18, 2000
Atlanta, Georgia

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
TIB Financial Corp.
Key Largo, Florida


         We have audited the accompanying consolidated statements of income, changes in stockholders' equity and cash flows of TIB Financial Corp. and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of TIB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of TIB Financial Corp. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                             BRICKER & MELTON, P.A.




February 13, 1998
Duluth, Georgia

                     TIB FINANCIAL CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                                1999               1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks (Note 2)                                                      $ 19,506,372       $ 18,136,735
Federal funds sold                                                                       2,658,000          6,565,000
Investment securities held to maturity (market value of
    $42,292,323 and $48,467,772, respectively) (Note 3)                                 44,440,836         48,152,543
Investment securities available for sale (Note 3)                                       15,921,641         17,848,010
Investment in ERAS Joint Venture                                                           968,760            789,752

Loans, net of deferred loan fees (Notes 4, 11 and 13)                                  289,880,721        246,298,179
Less: Allowance for loan losses (Note 4)                                                 2,996,532          2,517,234
-----------------------------------------------------------------------------------------------------------------------
Loans, net                                                                             286,884,189        243,780,945

Premises and equipment, net (Note 5)                                                    14,318,646         12,880,360
Intangible assets, net                                                                   1,534,509          1,791,780
Other assets (Note 9)                                                                    5,896,378          5,530,725
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $392,129,331       $355,475,850
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits (Note 6):
     Noninterest-bearing demand                                                       $ 72,300,414       $  68,370,649
     Interest-bearing demand and money market                                          144,183,661         157,277,190
     Savings                                                                            24,582,207          24,245,585
     Time deposits of $100,000 or more                                                  45,974,452          24,693,379
     Other time deposits                                                                59,862,786          50,469,928
-----------------------------------------------------------------------------------------------------------------------
Total deposits                                                                         346,903,520         325,056,731

  Short-term borrowings (Note 7)                                                        11,712,056             669,569
  Other borrowings (Note 8)                                                                659,625                  --
  Other liabilities (Note 9)                                                             4,551,972           3,182,016
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      363,827,173         328,908,316
-----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)

STOCKHOLDERS' EQUITY (Note 12)
  Common stock - $.10 par value: 7,500,000 shares authorized,
      4,490,137 and 4,449,795 shares issued                                                449,014             444,979
  Surplus                                                                                7,554,967           7,202,321
  Retained earnings                                                                     21,634,649          19,328,022
  Accumulated other comprehensive income (loss) - market
    valuation reserve on investment securities available for sale
    (Note 3)                                                                              (285,000)            150,000
  Less:  Treasury stock, 95,000 and 50,000 shares, at cost                              (1,051,472)           (557,788)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              28,302,158          26,567,534
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $392,129,331       $ 355,475,850
=======================================================================================================================

                   See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                                    1999              1998              1997
-----------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
  Loans, including fees                                                 $22,926,064      $18,745,954        $17,019,190
  Investment securities:
     U.S. Treasury securities                                             1,383,929        1,282,611          1,679,344
     U.S. Government agencies and corporations                            2,262,314        2,288,922            962,435
     States and political subdivisions, tax-exempt                          370,885          561,784            399,619
     Other investments                                                       94,633          105,386             63,886
  Interest-bearing deposits in other banks                                  315,380            1,204                 --
  Federal funds sold                                                        552,254          720,606            433,300
-----------------------------------------------------------------------------------------------------------------------
Total interest income                                                    27,905,459       23,706,467         20,557,774
-----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Interest-bearing demand and money market                                5,585,313        5,291,184          3,084,772
  Savings                                                                   609,892          570,408            777,784
  Time deposits of $100,000 or more                                       1,895,312        1,428,832          1,371,237
  Other time deposits                                                     3,087,796        2,546,736          2,578,490
  Short-term borrowings                                                     120,575           78,114             63,873
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                                                   11,298,888        9,915,274          7,876,156
-----------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                                      16,606,571       13,791,193         12,681,618

PROVISION FOR LOAN LOSSES (Note 4)                                          540,000          360,000            300,000
-----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      16,066,571       13,431,193         12,381,618
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME
  Service charges on deposit accounts                                     1,951,185        1,731,523          1,640,033
  Investment securities gains, net (Note 3)                                     643          130,985             10,664
  Merchant bank card processing income                                    2,827,876        2,174,057          2,109,363
  Equity in income (loss), net of goodwill amortization,
     from investment in ERAS Joint Venture                                  179,008           (1,465)                --
  Gain on sale of government guaranteed loans                               704,398          988,465            439,768
  Gain on sale of mortgage loans                                                 --               --            118,863
  Fees on mortgage loans sold at origination                                338,796          461,126            363,973
  Retail investment services                                                230,492          419,333            319,286
  Gain on sale of insurance company option (Note 13)                        312,375               --                 --
  Other income                                                              622,501          472,054            317,454
-----------------------------------------------------------------------------------------------------------------------
Total other income                                                        7,167,274        6,376,078          5,319,404
-----------------------------------------------------------------------------------------------------------------------
OTHER EXPENSE
  Salaries and employee benefits (Note 10)                                7,592,034        7,158,584          6,504,945
  Net occupancy expense                                                   2,634,230        2,248,425          1,825,207
  Other expense (Note 15)                                                 6,514,673        5,073,466          4,446,412
-----------------------------------------------------------------------------------------------------------------------
Total other expense                                                      16,740,937       14,480,475         12,776,564
-----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                                          6,492,908        5,326,796          4,924,458

INCOME TAX EXPENSE (Note 9)                                               2,327,100        1,885,800          1,718,600
-----------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                  $ 4,165,808      $ 3,440,996        $ 3,205,858
=======================================================================================================================

                                  (Continued)

                   See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31,                                                     1999             1998             1997
----------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                             $4,165,808       $3,440,996         $3,205,858

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR DEFERRED
  ORGANIZATION COSTS, NET OF TAX BENEFIT OF $28,300 (Note 1)               (47,047)              --                 --
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                              $4,118,761       $3,440,996         $3,205,858
======================================================================================================================

BASIC EARNINGS PER COMMON SHARE (Note 1)

  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                          $      .95       $      .78         $      .74

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
     DEFERRED ORGANIZATION COSTS, NET OF TAX                                  (.01)              --                 --
----------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE                                         $      .94       $      .78         $      .74
======================================================================================================================

DILUTED EARNINGS PER COMMON SHARE (Note 1)

  INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE                                                          $       .92      $        .74       $      .70

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
     DEFERRED ORGANIZATION COSTS, NET OF TAX                                   (.01)               --               --
----------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER COMMON SHARE                                       $       .91      $        .74       $      .70
======================================================================================================================

                   See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Accumulated Other
                                                                                            Comprehensive
                                                                                           Income (Loss)-
                                               Comprehensive    Retained    Treasury      Market Valuation    Common
                                    Total          Income       Earnings     Stock             Reserve         Stock       Surplus
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996       $22,620,917                  $16,207,233     $   --      $(158,751)          $432,236    $6,140,199
Comprehensive income:
  Net income                       3,205,858    $3,205,858      3,205,858         --             --                 --            --
  Other comprehensive
    income, net of tax
    expense of $65,658:
      Net market valuation
        adjustment on
        securities available
        for sale                     112,372       112,372             --         --             --                 --            --
      Less: reclassification
         adjustment for
         gains included in
         net income                   (2,621)       (2,621)            --         --             --                 --            --
                                                ----------
Other comprehensive
  income, net of tax                      --       109,751             --         --        109,751                 --            --
                                                ----------
Comprehensive income                      --    $3,315,609             --         --             --                 --            --
                                                ==========
Exercise of stock options            273,266            --             --         --             --              4,959       268,307
Income tax benefit from
  stock  options exercised            98,566            --             --         --             --                 --        98,566
Cash dividends declared,
  $.40 per share                  (1,744,801)           --     (1,744,801)        --             --                 --            --
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997        24,563,557            --     17,668,290         --        (49,000)           437,195     6,507,072
Comprehensive income:
  Net income                       3,440,996    $3,440,996      3,440,996         --             --                --             --
  Other comprehensive
    income, net of tax
    expense of $120,000:
      Net market valuation
        adjustment on
        securities available
        for sale                     103,831       103,831             --         --             --                --             --
      Add: cumulative
        adjustment related
        to adoption of SFAS
        133 and related
        reclassification of
        certain securities
        from held-to-
        maturity to
    available-for-sale               176,000       176,000             --         --             --                --             --
  Less: reclassification
    adjustment for
    gains included in
    net income                       (80,831)      (80,831)            --         --             --                --             --
                                                ----------
Other comprehensive income,
  net of tax                              --       199,000             --         --        199,000                --             --
                                                ----------
Comprehensive income                      --    $3,639,996             --         --             --                --             --
                                                ==========

====================================================================================================================================

                   See accompanying notes to consolidated financial statements.
                                  (Continued)

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                                                                                       Accumulated Other
                                                                                           Comprehensive
                                                                                          Income (Loss)-
                                             Comprehensive       Retained     Treasury  Market Valuation     Common
                                      Total         Income       Earnings        Stock           Reserve      Stock     Surplus
------------------------------------------------------------------------------------------------------------------------------------

Exercise of Stock Options     $   349,892                 $        --     $        --      $      --       $  6,117   $      343,775
Income Tax Benefit from
  stock options exercised         138,566                          --              --             --             --          138,566
Compensation paid through
  issuance of common stock        214,575                          --              --             --          1,667          212,908
Purchase of treasury stock       (557,788)                         --        (557,788)            --             --               --
Cash dividends declared,
  $.4025 per share             (1,781,264)                 (1,781,264)             --             --             --               --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998     26,567,534                  19,328,022        (557,788)       150,000        444,979        7,202,321
Comprehensive income:
  Net income                    4,118,761     $4,118,761    4,118,761
  Other comprehensive
    income, net of tax
    benefit of $262,000:
      Net market valuation
        adjustment on
        securities available
        for sale                 (434,599)      (434,599)          --              --             --             --               --
  Less: reclassification
        adjustment for
        gains included in
        net income                   (401)          (401)          --              --             --             --               --
                                              ----------
Other comprehensive income,
  net of tax                           --       (435,000)          --              --       (435,000)            --               --
                                              ----------
Comprehensive income                   --     $3,683,761           --              --             --             --               --
                                              ==========
Exercise of stock options         143,279                          --              --             --          2,368          140,911
Income tax benefit from
  stock options exercised          30,065                          --              --             --             --           30,065
Compensation paid through
  issuance of common stock        183,337                          --              --             --          1,667          181,670
Purchase of treasury stock       (493,684)                         --        (493,684)            --             --               --
Cash dividends declared,
  $.4125 per share             (1,812,134)                 (1,812,134)             --             --             --               --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999    $28,302,158                 $21,634,649     $(1,051,472)     $(285,000)    $  449,014       $7,554,967
====================================================================================================================================


                   See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                    1999             1998              1997
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $ 4,118,761      $  3,440,996       $ 3,205,858
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Net amortization of investments                                      208,576             6,309            81,707
       Amortization of intangible assets                                    176,957            96,487            46,833
       Depreciation of premises and equipment                             1,213,707         1,022,160           798,295
       Gain on sale of insurance company option                            (312,375)               --                --
       Proceeds from sale of insurance company option                       100,000                --                --
       Cumulative effect of change in accounting principle                   75,347                --                --
       Write-off of unamortized leasehold improvements                      133,546                --                --
       Provision for loan losses                                            540,000           360,000           300,000
       Deferred income tax (benefit)                                        (65,268)          (47,655)          (87,997)
       Deferred net loan fees                                              (127,054)         (162,260)          (74,024)
       Investment securities (gains), net                                      (643)         (130,985)          (10,664)
       Compensation paid through issuance of common stock                   183,337           214,575                --
       Equity in (income) loss, net of goodwill
         amortization from investment in ERAS Joint
         Venture                                                           (179,008)            1,465                --
       Gain on sales of premises and equipment                               (6,930)           (2,540)           (3,002)
       Gains on sales of government guaranteed loans, net                  (704,398)         (988,465)         (439,768)
       Gains on sales of mortgage loans                                          --                --          (118,863)
       (Increase) decrease in intangible assets                               4,967           (27,348)          (69,025)
       (Increase) decrease in other assets                                  685,853        (1,166,768)          810,778
       Increase in other liabilities                                      1,389,510           687,810           305,243
------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                 7,434,885         3,303,781         4,745,371
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities held to maturity                      (281,160)      (44,813,928)      (27,870,735)
  Purchases of investment securities available for sale                 (16,033,126)               --                --
  Sales of investment securities available for sale                      13,033,497         9,966,994         5,083,984
  Repayments of principal and maturities of
      investment securities available for sale                            4,013,932         2,979,575        13,004,356
  Maturities of investment securities held to maturity                    4,000,000        21,000,000         6,075,000
  Proceeds from sales of government guaranteed loans                      7,000,644        11,458,514         7,400,314
  Proceeds from sales of mortgage loans                                          --                --         6,062,024
  Investment in ERAS Joint Venture                                               --          (791,216)               --
  Purchase of Small Business Consultants, Inc.                                   --                --          (275,000)
  Net cash received in purchase of branch                                        --         9,665,577                --
  Loans originated or acquired, net of principal
      repayments                                                        (50,302,436)      (70,904,605)      (34,058,909)
  Purchases of premises and equipment                                    (2,818,385)       (3,053,387)       (2,578,505)
  Sales of premises and equipment                                            17,913             5,635            34,035
------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                  $(41,369,121)     $(64,486,841)     $(27,123,436)
========================================================================================================================

                   See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31,                                                   1999             1998               1997
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                     $ 1,042,487      $ (1,337,609)      $(9,084,248)
  Net increase (decrease) in demand, money market and savings
     accounts                                                            (8,827,142)       61,394,697        56,341,652
  Advances on short-term borrowings                                      10,659,625                --                --
  Time deposits accepted, net of repayments                              30,673,931         2,973,798       (12,503,413)
  Proceeds from exercise of stock options                                   143,279           349,892           273,266
  Treasury stock repurchased                                               (493,684)         (557,788)               --
  Cash dividends paid                                                    (1,801,623)       (1,767,480)       (1,739,842)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                31,396,873        61,055,510        33,287,415
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                            (2,537,363)         (127,550)       10,909,350

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           24,701,735        24,829,285        13,919,935
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $22,164,372      $ 24,701,735       $24,829,285
========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest                                                             $10,806,350      $  9,678,662       $ 7,871,906
   Income taxes                                                           2,591,041         1,745,000         1,637,000



Subsequent to the adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133), in July 1998, investment securities held to maturity totaling $11,898,815 were transferred to investment securities available for sale.

In 1998, the Company purchased the banking facilities and assumed the deposit base of another bank located in Homestead, Florida. Net cash received in connection with the acquisition is calculated as follows:


Deposit and other liabilities assumed                                  $11,919,139
Less cash paid for:
  Premises and equipment                                                  (818,140)
  Core deposit premium                                                  (1,435,422)
------------------------------------------------------------------------------------------------------------------------
                                                                       $ 9,665,577
========================================================================================================================

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

USE OF ESTIMATES AND ASSUMPTIONS

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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiaries, TIB Bank of the Keys
(Bank) and TIB Software and Services, Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

In 1998, the Parent Company's subsidiary, TIB Software and Services, Inc., acquired a 30 percent interest in ERAS Joint Venture (the "Venture"), a general partnership, in exchange for consideration of $791,216. Goodwill associated with the transaction totaled $637,614 and is being amortized over a period of ten years. The investment in the Venture is being accounted for using the equity method. The Venture's primary business is item processing and the design, development, installation and maintenance of accounting software for financial institutions. ERAS Joint Venture is the Bank's item processor, and in 1999, payments of approximately $1,204,000 were made to the Venture.

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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the effective-yield method over the period to the earlier of a call date or the maturity of the related securities. Premium and discount on mortgage-backed securities are amortized (deducted) and accreted (added), respectively, to interest income on the effective interest method over the period to maturity of the related securities, taking into consideration assumed prepayment patterns.

Gains or losses on disposition are computed by the specific identification method for all securities.

LOANS

Loans are reported at the gross amount outstanding, reduced by net deferred loan fees and a valuation allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, accrual thereof is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis. Gains on sales of government guaranteed loans are recognized as income when the sales occur.

The majority of fixed rate mortgage loans are originated by the Bank and sold to a third party immediately without recourse. All fees are recognized as income at the time of the sale.

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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

INTANGIBLE ASSETS

Intangible assets include amounts for excess servicing fees on government guaranteed loans, organizational expenses, deposit base premiums and goodwill. Excess servicing rights are being amortized over the expected life of the related loan. Effective January 1, 1999, the Company changed its method of accounting for organization costs to expense these costs in the period incurred. Prior to 1999, the Company capitalized organization costs and amortized them to expense over a five-year period. This change in accounting method was made to comply with AICPA Statement of Position 98-5 (SOP 98-5). The Company recorded a charge net of tax of $47,047 in 1999 as the cumulative effect of this accounting change. The deposit base premium is being amortized using the straight-line method over an estimated life of 10 years. Goodwill is amortized over varying periods, from 10 to 15 years, using the straight-line method.

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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER COMMON SHARE

Basic earnings per common share has been computed based on the weighted average number of common shares outstanding of 4,388,336, 4,415,949 and 4,354,547 in 1999, 1998 and 1997. Diluted earnings per share has been computed based upon the weighted average number of equivalent common shares of 4,543,784, 4,624,380 and 4,602,375 in 1999, 1998 and 1997. The effect of stock options, as described in Note 12, is the sole common stock equivalents for purposes of calculating diluted earnings per common share.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



STOCK-BASED COMPENSATION

As provided by SFAS 123, the Company has elected to continue applying the provisions of APB 25 in determining its accounting relative to stock-based compensation. Accordingly, when the price of an option granted is equal to its fair market value on the date of grant, no compensation expense is recorded. The Company has adopted the SFAS 123 requirement that a company disclose the pro forma net income and pro forma earnings per share for the years ending December 31, 1999, 1998 and 1997, as if the alternative fair-value-based accounting method in SFAS 123 had been used in determining net income.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note 16):

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

Short-term borrowings - The carrying amount of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings maturing within 30 days approximates fair value.

Off-balance-sheet instruments - The fair value of commitments to extend credit to fund commercial, consumer, real estate-construction and real estate-mortgage loans and to fund standby letters of credit is equal to the amount of commitments outstanding at December 31, 1999. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECLASSIFICATIONS

Certain reclassifications have been made in the 1998 and 1997 financial statements to conform with the 1999 presentation.

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


2.    CASH AND DUE FROM BANKS

A bank is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks or in cash. The Bank's average reserve requirement as of December 31, 1999, was approximately $1,500,000. The Bank maintained cash balances which were adequate to meet this requirement.


3.    INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities held to maturity are as follows:

                                                  AMORTIZED         UNREALIZED          UNREALIZED             MARKET
 DECEMBER 31, 1999                                   COST              GAINS              LOSSES                VALUE
 -----------------------------------------------------------------------------------------------------------------------
 U.S. Treasury securities                       $10,088,880            $17,913       $       2,508          $10,104,285
 U.S. Government agencies and
    corporations                                 33,162,696                  -           2,163,918           30,998,778
 Other investments                                1,189,260                  -                   -            1,189,260
 -----------------------------------------------------------------------------------------------------------------------

                                                $44,440,836            $17,913          $2,166,426          $42,292,323
=========================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 AMORTIZED           UNREALIZED        UNREALIZED              MARKET
 DECEMBER 31, 1998                                  COST                GAINS            LOSSES                VALUE
 ----------------------------------------------------------------------------------------------------------------------

 U.S. Treasury securities                       $14,083,195           $247,542           $     --           $14,330,737
 U.S. Government agencies and
   corporations                                  33,161,248            177,062            109,375            33,228,935
 Other investments                                  908,100                 --                 --               908,100
-----------------------------------------------------------------------------------------------------------------------

                                                $48,152,543           $424,604           $109,375           $48,467,772
=======================================================================================================================

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                                  AMORTIZED         UNREALIZED           UNREALIZED            MARKET
 DECEMBER 31, 1999                                  COST               GAINS               LOSSES              VALUE
 ----------------------------------------------------------------------------------------------------------------------

 U.S. Treasury securities                        $ 7,806,262            $    --           $248,432          $ 7,557,830
 States and political subdivisions                 6,929,169             39,690            226,861            6,741,998
 Mortgage-backed securities                        1,643,210              1,135             22,532            1,621,813
 ----------------------------------------------------------------------------------------------------------------------

                                                 $16,378,641            $40,825           $497,825          $15,921,641
 ======================================================================================================================



                                                  AMORTIZED         UNREALIZED         UNREALIZED              MARKET
 DECEMBER 31, 1998                                   COST              GAINS             LOSSES                VALUE
 -----------------------------------------------------------------------------------------------------------------------

 U.S. Treasury securities                        $ 5,021,513           $ 21,437            $    --          $ 5,042,950
 States and political subdivisions                 8,114,069            219,112                 --            8,333,181
 Mortgage-backed securities                        4,022,557              4,020             12,379            4,014,198
 Other debt securities                               449,871              7,810                 --              457,681
 -----------------------------------------------------------------------------------------------------------------------

                                                 $17,608,010           $252,379            $12,379          $17,848,010
 ======================================================================================================================

Other investments consist of stock in the Independent Bankers' Bank of Florida and the Federal Home Loan Bank of Atlanta. Other debt securities consist of corporate debt.

The amortized cost and estimated market value of investment securities held to maturity and available for sale at December 31, 1999, by contractual maturity, are shown as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  INVESTMENT SECURITIES                    INVESTMENT SECURITIES
                                                    HELD TO MATURITY                         AVAILABLE FOR SALE
                                              -------------------------------        ---------------------------------
                                                 AMORTIZED             MARKET              AMORTIZED            MARKET
 DECEMBER 31, 1999                                  COST                VALUE                 COST               VALUE
 ---------------------------------------------------------------------------------------------------------------------

 Due in one year or less                      $  9,988,240        $10,005,660            $   943,194       $   958,254
 Due after one year through five
  years                                          8,100,103          7,937,695              7,975,543         7,729,530
 Due after five years through
  ten years                                     25,163,233         23,159,708              3,579,240         3,501,363
 Due after ten years                                    --                 --              2,237,454         2,110,681
 Other investments                               1,189,260          1,189,260                     --                --
 Mortgage-backed securities                             --                 --              1,643,210         1,621,813
 ---------------------------------------------------------------------------------------------------------------------

                                               $44,440,836        $42,292,323            $16,378,641       $15,921,641
 =====================================================================================================================

Proceeds from sales of investment securities available for sale during 1999, 1998 and 1997, respectively, were $13,033,497, $9,966,994 and $5,083,984 with gross gains of $643, $129,537 and $4,201 and no gross losses. Maturities and principal repayments of investment securities available for sale during 1999, 1998 and 1997 were $4,013,932, $2,979,575 and $13,004,356, respectively. Gross gains realized from calls and mandatory redemptions of held-to-maturity securities during 1999, 1998 and 1997 were $0, $1,448 and $6,463, respectively.

Investment securities having carrying values of approximately $14,239,000 and $13,261,000 at December 31, 1999 and 1998, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law. The Bank's pledged securities are held in safekeeping.


4.    LOANS

Major classifications of loans are as follows:

 DECEMBER 31,                                             1999               1998
 ------------------------------------------------------------------------------------

 Commercial, financial and agricultural               $182,581,460       $163,798,992
 Real estate--construction                               9,182,378          5,960,092
 Real estate--individual                                82,421,833         62,544,350
 Installment and simple interest individual             16,248,303         13,810,146
 Other                                                     179,924            554,830
 ------------------------------------------------------------------------------------

 Total loans                                           290,613,898        246,668,410
 Net deferred loan fees                                    733,177            370,231
 ------------------------------------------------------------------------------------

 Loans, net of deferred loan fees                     $289,880,721       $246,298,179
 ====================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Substantially all loans are made to borrowers in the Bank's primary market area of Monroe and South Dade counties, in which the primary industry is tourism. At December 31, 1999 and 1998, the Bank had approximately $251,686,000 and $212,269,000 of loans secured by real estate.

Nonaccrual loans and loans defined as impaired under SFAS 114 at December 31, 1999 and 1998 were not material.

The Bank has made a loan originally totaling $10,000,000 to construct a lumber mill near Pensacola, Florida. $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan is collateralized by the business owner's interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At December 31, 1999, the loan was past due greater than 90 days but is still maintained as an accruing loan because of the USDA guarantee. Management believes the value of all assets pledged as collateral for this loan substantially exceeds the unpaid amount. The loan is in the process of foreclosure, and no loss is anticipated.

The following is an analysis of the allowance for loan losses:

 YEARS ENDED DECEMBER 31,                                  1999               1998               1997
 --------------------------------------------------------------------------------------------------------

 Balance, beginning of year                             $2,517,234         $2,201,974          $1,929,719
 Provision charged to expense                              540,000            360,000             300,000
 Loans charged off                                        (108,413)           (82,020)            (39,514)
 Recoveries of loans previously charged off                 47,711             37,280              11,769
 --------------------------------------------------------------------------------------------------------

 Balance, end of year                                   $2,996,532         $2,517,234          $2,201,974
 ========================================================================================================


5.    PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

 DECEMBER 31,                                             1999                1998
 ------------------------------------------------------------------------------------

 Land                                                 $ 4,994,840         $ 3,220,536
 Buildings                                              8,803,085           7,820,544
 Furniture, fixtures and equipment                      7,016,710           6,154,871
 Construction in progress                                  92,009           1,411,247
 ------------------------------------------------------------------------------------
                                                       20,906,644          18,607,198
 Less accumulated depreciation                         (6,587,998)         (5,726,838)
 ------------------------------------------------------------------------------------

 Premises and equipment, net                          $14,318,646         $12,880,360
 ====================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Bank is obligated under operating leases for office and ATM location space. The leases expire in periods varying from one to eighteen years, and some have renewal options for subsequent periods. Future minimum lease payments are as follows at December 31, 1999:


 YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------------------
      2000                                               $  34,959
      2001                                                  26,359
      2002                                                  25,959
      2003                                                  18,276
      2004                                                  10,368
      Thereafter                                           124,417
--------------------------------------------------------------------------------

                                                         $ 240,338
================================================================================

Rental expense for the years ended December 31, 1999, 1998 and 1997, was approximately $66,000, $93,000 and $79,000, respectively.


6.    TIME DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits are as follows:

 YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------------------
      2000                                               $  66,342,455
      2001                                                  20,647,909
      2002                                                  10,417,276
      2003                                                   4,656,337
      2004 and thereafter                                    3,773,261
--------------------------------------------------------------------------------

                                                         $105,837,238
================================================================================

7.    SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and a Treasury, tax and loan note option.

The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $7,500,000 at December 31, 1999. Securities sold under agreements to repurchase include a wholesale agreement with a correspondent bank which is collateralized by a U.S. Treasury note and agreements with commercial account holders whereby the Bank sweeps the customer's

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


accounts on a daily basis and pays interest on these amounts. Borrowings under these agreements are collateralized by investment securities.

The Bank accepts Treasury, tax and loan deposits from certain commercial depositors and remits these deposits to the appropriate government authorities. The Bank can hold up to $1,700,000 of these deposits more than a day under a note option agreement with its regional Federal Reserve bank and pay interest on those funds held. The Bank pledges certain investment securities against this account.

In 1997, the Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $54.7 million at December 31, 1999. Any advances are secured by the Bank's one-to-four-family residential mortgage loans. In 1999, a $10 million advance was made, which matured on January 24, 2000. No advances were made on this credit line in 1998.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the four categories of short-term borrowings:

 Years ended December 31,                                                      1999               1998
--------------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED:
   Balance:
     Average daily outstanding                                              $   204,123       $  334,398
     Year-end outstanding                                                            --               --
     Maximum month-end outstanding                                              455,000        3,169,000
   Rate:
     Weighted average                                                               5.9%             5.9%

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (WHOLESALE AND RETAIL):
   Balance:
     Average daily outstanding                                              $   472,657       $  466,813
     Year-end outstanding                                                       425,478          371,004
     Maximum month-end outstanding                                              596,504          371,004
   Rate:
     Weighted average                                                               4.5%             4.9%

TREASURY, TAX AND LOAN NOTE OPTION:
   Balance:
     Average daily outstanding                                              $   730,354       $  808,629
     Year-end outstanding                                                     1,286,578          298,565
     Maximum month-end outstanding                                            1,700,000        1,700,000
   Rate:
     Weighted average                                                               4.6%             4.4%

ADVANCE FROM THE FEDERAL HOME LOAN BANK:
   Balance:
     Average daily outstanding                                              $   277,778       $       --
     Year-end outstanding                                                    10,000,000               --
     Maximum month-end outstanding                                           10,000,000               --
   Rate:
     Weighted average                                                               6.1%              --

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    OTHER BORROWINGS

The Company has $2,000,000 available under a revolving line of credit with Independent Bankers' Bank of Florida. At December 31, 1999, the Company had $659,625 outstanding under this line of credit. Amounts outstanding under the line of credit bear interest equal to the prime rate published in The Wall Street Journal minus .5 percent, which is subject to change daily. The interest rate in effect at December 31, 1999, was 8.0 percent. Interest is payable quarterly, and the principal is due April 2001. This credit facility is secured by 100 percent of the outstanding shares of TIB Bank of the Keys and requires, among other things, that the Bank maintain a minimum Tier 1 capital ratio of 6 percent at all times throughout the term of the loan.


9.    INCOME TAXES

The following are the components of income tax expense as provided:

 Years ended December 31,                                    1999              1998              1997
--------------------------------------------------------------------------------------------------------
Current income tax provision
  Federal                                                $ 2,075,781       $ 1,674,965       $ 1,569,264
  State                                                      288,287           258,490           237,333
--------------------------------------------------------------------------------------------------------
                                                           2,364,068         1,933,455         1,806,597
Deferred income tax provision (benefit)                      (65,268)          (47,655)          (87,997)
--------------------------------------------------------------------------------------------------------

                                                         $ 2,298,800       $ 1,885,800       $ 1,718,600
========================================================================================================

A reconciliation of income tax computed at the Federal statutory income tax rate to total income taxes is as follows:

Years ended December 31,                                    1999               1998               1997
--------------------------------------------------------------------------------------------------------
Pretax income                                            $ 6,417,561       $ 5,326,796       $ 4,924,458
========================================================================================================
Income taxes computed at Federal statutory tax rate      $ 2,182,000       $ 1,811,000       $ 1,674,000
Increase (decrease) resulting from:
  Tax-exempt interest rate                                  (117,600)         (170,400)         (123,000)
  State income taxes                                         199,900           170,600           157,000
  Other, net                                                  34,500            74,600            10,600
--------------------------------------------------------------------------------------------------------
                                                         $ 2,298,800       $ 1,885,800       $ 1,718,600
========================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summarizes the tax effects of temporary differences which comprise the net deferred tax asset:

December 31,                                                                1999           1998
--------------------------------------------------------------------------------------------------
Allowance for loan losses                                              $   981,709       $ 801,493
Organization costs                                                          17,707              --
Unrealized losses on securities available for sale                         172,000              --
--------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                          1,171,416         801,493
--------------------------------------------------------------------------------------------------

Sale of option to acquire equity interest in an insurance company          (99,649)             --
Accumulated depreciation                                                  (438,277)       (397,181)
Gain on building swap                                                      (79,151)        (81,349)
Unrealized gains on securities available for sale                               --         (90,000)
Other                                                                       (4,419)        (10,311)
--------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                      (621,496)       (578,841)
--------------------------------------------------------------------------------------------------
Net deferred tax asset                                                 $   549,920       $ 222,652
==================================================================================================


10.   EMPLOYEE BENEFIT PLAN

The Bank maintains an Employee Stock Ownership Plan that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Bank and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Bank will match 25 percent of salary reduction contributions up to 4 percent of compensation, not to exceed a maximum contribution of $1,000 per employee; and an additional discretionary contribution made by the Bank allocated to the accounts of participants on the basis of total relative compensation. The Bank contributed $181,000, $171,000 and $161,000 to the plan in 1999, 1998 and 1997, respectively. As of December 31, 1999, the Plan contained approximately 134,000 shares of the Company's common stock.


11.   RELATED PARTY TRANSACTIONS

As of December 31, 1999 and 1998, the Bank had direct and indirect loans outstanding to certain of its officers, directors and their related business interests which aggregated $16,182,001 and $12,356,737, respectively. During 1999, additional loans and credit line extensions totaled $6,188,175. Loan repayments totaled $2,362,911. These loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   STOCKHOLDERS' EQUITY

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements result in certain discretionary actions by regulators that could have an effect on the Company's operations. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation and the Federal Reserve Board categorized the Bank and the Company, respectively, as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes has changed the Company's or the Bank's category. To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the following tables. The actual capital amounts and ratios are also presented in the following tables.


                                                                        ADEQUATELY
                                      WELL CAPITALIZED                  CAPITALIZED
 DECEMBER 31, 1999                       REQUIREMENT                    REQUIREMENT                   ACTUAL
-----------------------------------------------------------------------------------------------------------------------
                                          AMOUNT         RATIO            AMOUNT    RATIO             AMOUNT      RATIO
                                          ------         -----            ------    -----             ------      -----
Tier 1 Capital (to Average
    Assets)
      Consolidated                  => $18,721,000     =>  5.0%        $11,233,000     3.0%        $27,130,000     7.3%
      Bank                          =>  18,642,000     =>  5.0%         11,185,000     3.0%         26,406,000     7.1%

Tier 1 Capital (to Risk
    Weighted Assets)
      Consolidated                  => $17,378,000     =>  6.0%        $11,585,000     4.0%        $27,130,000     9.4%
      Bank                          =>  17,296,000     =>  6.0%         11,531,000     4.0%         26,406,000     9.2%

Total Capital (to Risk
    Weighted Assets)
      Consolidated                  => $28,963,000     => 10.0%        $23,170,000     8.0%        $30,127,000    10.4%
      Bank                          =>  28,827,000     => 10.0%         23,062,000     8.0%         29,403,000    10.2%

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        ADEQUATELY
                                      WELL CAPITALIZED                  CAPITALIZED
 DECEMBER 31, 1998                       REQUIREMENT                    REQUIREMENT                 ACTUAL
 -----------------------------------------------------------------------------------------------------------------------
                                          AMOUNT         RATIO             AMOUNT     RATIO          AMOUNT       RATIO
 Tier 1 Capital (to Average
    Assets)
      Consolidated                  => $15,711,000     =>  5.0%         $9,427,000     3.0%        $24,731,000     7.9%
      Bank                          =>  15,688,000     =>  5.0%          9,413,000     3.0%         23,676,000     7.6%

 Tier 1 Capital (to Risk
    Weighted Assets)
      Consolidated                  => $15,217,000     =>  6.0%        $10,145,000     4.0%        $24,731,000     9.8%
      Bank                          =>  15,163,000     =>  6.0%         10,108,000     4.0%         23,676,000     9.4%

 Total Capital (to Risk
    Weighted Assets)
      Consolidated                  => $25,362,000     => 10.0%        $20,290,000     8.0%        $27,248,000    10.7%
      Bank                          =>  25,271,000     => 10.0%         20,217,000     8.0%         26,193,000    10.4%

Management believes, as of December 31, 1999, that the Company and the Bank meet all capital requirements to which it is subject.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to the Company without prior regulatory approval at December 31, 1999, is approximately $7,211,000.

STOCK OPTION PLAN

Under the Bank's 1994 Incentive Stock Option and Nonstatutory Stock Option Plan ("the Plan"), the Company may grant stock options to persons who are now or who during the term of the Plan become directors, officers, or key executives as defined by the Plan. Stock options granted under the Plan may either be incentive stock options or nonqualified stock options for federal income tax purposes. The Board of Directors of the Company may grant nonqualified stock options to any director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the Plan, the maximum number of shares of common stock of the Company that may be optioned or sold is 978,000 shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company. In no event shall the number of options outstanding at any time exceed 20 percent of the Company's currently outstanding common stock.

The exercise price for common stock under each nonqualified stock option must equal 100 percent of the fair market value of the stock at the time the option is granted. The exercise price for stock under each incentive stock option shall not be less than 100 percent of the fair market value of the stock at the time the option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant, and such option is not exercisable until five years from the date the incentive stock option was granted.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


 Years ended December 31,                     1999                 1998               1997
 -------------------------------------------------------------------------------------------
 Net income
   As reported                              $4,118,761       $  3,440,996       $  3,205,858
   Pro forma                                 4,046,650          3,362,204          3,163,751

 Basic earnings per common share
   As reported                              $      .94                .78       $        .74
   Pro forma                                       .92                .76                .73

 Diluted earnings per common share
   As reported                              $      .91       $        .74       $        .70
   Pro forma                                       .89                .73                .69


The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in 1999 and 1998:

                                              1999                 1998               1997
 -------------------------------------------------------------------------------------------
 Dividend yield                                   3.9%               3.3%               3.0%
 Risk-free interest rate                  4.7% TO 6.0%       4.7% to 5.6%       5.4% to 7.0%
 Expected lives                               9 YEARS            9 years            9 years
 Volatility                                       .38                .41                .48

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A summary of the status of the Company's fixed stock option plan as of and for the three years ended December 31, 1999, is presented below:

                                                                                  EXERCISE PRICE       WEIGHTED AVERAGE
                                                               SHARES                      RANGE         EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------
 BALANCE, December 31, 1996                                   606,300       $ 5.49  -    $ 9.00                $  6.11
   Granted                                                    125,300         9.00  -     14.50                  12.16
   Exercised                                                  (49,590)        5.49  -      8.33                   5.51
   Expired                                                    (42,000)        5.49  -      9.00                   6.57
----------------------------------------------------------------------------------------------------------------------

 BALANCE, December 31, 1997                                   640,010         5.49  -     14.50                   7.31
   Granted                                                     75,500        10.88  -     14.00                  13.10
   Exercised                                                  (61,175)        5.49  -      9.00                   5.72
   Expired                                                    (43,250)        5.49  -     13.50                   7.84
----------------------------------------------------------------------------------------------------------------------

 BALANCE, December 31, 1998                                   611,085         5.49  -     14.50                   8.15
   Granted                                                     23,000        10.75  -     11.25                  11.03
   Exercised                                                  (23,675)        5.49  -      9.00                   5.67
   Expired                                                    (18,000)        5.49  -     13.63                   9.90
----------------------------------------------------------------------------------------------------------------------

 BALANCE, December 31, 1999                                   592,410       $ 5.49  -    $14.50                   8.31
======================================================================================================================

Options exercisable at December 31, 1999                      247,760

Options exercisable at December 31, 1998                      221,985

Options exercisable at December 31, 1997                      224,510


Weighted average fair value of options granted during
    1999                                                     $   3.66

Weighted average fair value of options granted during
    1998                                                     $   5.05

Weighted average fair value of options granted during
    1997                                                     $   5.60
======================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The following table summarizes information about fixed stock options outstanding:

                                              DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                            OUTSTANDING OPTIONS                             OPTIONS EXERCISABLE
                            -----------------------------------------------------   ----------------------------------
                                                         Weighted
                                                          Average       Weighted                              Weighted
               Range of                   Number        Remaining        Average                   Number      Average
               Exercise           Outstanding at      Contractual       Exercise           Exercisable at     Exercise
                  Price        December 31, 1999             Life          Price        December 31, 1999        Price
----------------------------------------------------------------------------------------------------------------------
     $5.49  -     $5.50                  276,710             5.0        $  5.49                  155,510       $  5.49
                   6.23                   30,000             5.6           6.23                   30,000          6.23
      8.33  -      9.00                  114,200             6.5           8.60                   34,400          8.62
     10.75  -     13.25                   47,500             8.8          11.62                    2,450         12.17
     13.50  -     14.50                  124,000             7.8          13.56                   25,400         13.64
----------------------------------------------------------------------------------------------------------------------

                                         592,410             6.2        $  8.31                  247,760       $  6.92
======================================================================================================================


                                                DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------------------------
                                            OUTSTANDING OPTIONS                             OPTIONS EXERCISABLE
                            -----------------------------------------------------   ----------------------------------
                                                         Weighted
                                                          Average       Weighted                              Weighted
               Range of                   Number        Remaining        Average                   Number      Average
               Exercise           Outstanding at      Contractual       Exercise           Exercisable at     Exercise
                  Price        December 31, 1998             Life          Price        December 31, 1998        Price
 ---------------------------------------------------------------------------------------------------------------------
     $5.49  -     $5.50                  304,585             6.0        $  5.49                  153,985       $  5.49
                   6.23                   30,000             6.6           6.23                   30,000          6.23
      8.33  -      9.00                  120,200             7.6           8.62                   23,900          8.65
     10.88  -     13.25                   25,500             9.4          12.22                       --            --
     13.50  -     14.50                  130,800             8.8          13.56                   14,100         13.72
 ---------------------------------------------------------------------------------------------------------------------

                                         611,085             7.1        $  8.15                  221,985       $  6.45
 ---------------------------------------------------------------------------------------------------------------------

                     TIB FINANCIAL CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------------------------
                                          OUTSTANDING OPTIONS                                    OPTIONS EXERCISABLE
                        ---------------------------------------------------------     -----------------------------------------
                                                      WEIGHTED
                                                       AVERAGE            WEIGHTED                                     WEIGHTED
           RANGE OF                  NUMBER          REMAINING             AVERAGE                     NUMBER           AVERAGE
           EXERCISE          OUTSTANDING AT        CONTRACTUAL            EXERCISE             EXERCISABLE AT          EXERCISE
              PRICE       DECEMBER 31, 1997               LIFE               PRICE          DECEMBER 31, 1997             PRICE
-------------------------------------------------------------------------------------------------------------------------------
$ 5.49  -    $ 5.50                 380,610                7.0             $  5.49                    178,410           $  5.49
               6.23                  30,000                7.6                6.23                     30,000              6.23
  8.33  -      9.00                 142,600                8.5                8.60                     16,100              8.63
 13.50  -     14.50                  86,800                9.6               13.56                          -                 -
-------------------------------------------------------------------------------------------------------------------------------
                                    640,010                7.7             $  7.31                    224,510           $  5.82
===============================================================================================================================


13.      COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1999 and 1998, total commitments to extend credit were approximately $34,203,000 and $29,760,000, respectively, in unfunded loan commitments.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At December 31, 1999 and 1998, commitments under standby letters of credit aggregated approximately $858,000 and $902,000, respectively. In 1999 and 1998, the Bank was not required to perform on a standby letter of credit.

                     TIB FINANCIAL CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of December 31, 1998, the Parent Company had directly guaranteed to the Bank $3,000,000 of a $6,000,000 loan to the Phoenix Group. In connection with this guarantee, the Parent Company had the option to purchase $3,000,000 of the debt from the Bank and convert such debt to a 50 percent ownership in the Phoenix Group during a 36-month period beginning in October 1998. The loan matures in October 2001. In November 1999, the Parent Company sold this option to the Phoenix Group. The terms of the sale included a $100,000 payment at closing and $300,000 annually at the anniversary date of the sale for each of the next three years, for a total of $1,000,000. For accounting purposes, $312,375 was recognized as income on the sale.


14.      STOCK REPURCHASES

On September 22, 1998, the Company's Board of Directors voted to repurchase 50,000 shares of the Company's stock in 1998. This repurchase resulted in 50,000 outstanding shares of treasury stock, at a cost of $557,788 at December 31, 1998. In addition, on December 15, 1998, the Company's Board of Directors voted to repurchase up to 50,000 shares of the Company's stock in 1999. 45,000 of these shares were purchased in 1999 at a cost of $493,684.


15.      SUPPLEMENTAL FINANCIAL DATA

Components of other expense in excess of 1 percent of total interest and other income are as follows:

 Years ended December 31,                             1999             1998               1997
 ----------------------------------------------------------------------------------------------
 Merchant bank card processing expenses         $1,691,774       $1,269,411         $1,159,235
 Other merchant charges                            393,144          323,079            341,949
 Operating supplies                                425,902          397,543            338,541
 Computer services                               1,395,051          861,368            596,627
 Legal and professional fees                       482,802          510,356            511,964
 Marketing and community relations                 458,026          496,442            417,408
 Postage, courier, and armored car                 420,963          325,137            285,391

                     TIB FINANCIAL CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                          1999                                     1998
                                          --------------------------------------    ------------------------------------
                                                 CARRYING             ESTIMATED           Carrying           Estimated
 December 31,                                       VALUE            FAIR VALUE              Value          Fair Value
 -----------------------------------------------------------------------------------------------------------------------
 Financial assets:
    Cash and cash equivalents               $  22,164,000         $  22,164,000      $  24,702,000       $  24,702,000
    Investment securities held
      to maturity                              44,441,000            42,292,000         48,153,000          48,468,000
    Investment securities
      available for sale                       15,922,000            15,922,000         17,848,000          17,848,000
    Loans                                     286,884,000           281,146,000        243,781,000         244,942,000
    Note receivable                               702,000               702,000                  -                   -

 Financial liabilities:
    Noncontractual deposits                  $241,066,000         $ 241,066,000      $ 249,893,000       $ 249,893,000
    Contractual deposits                      105,837,000           106,220,000         75,163,000          75,701,000
    Short-term borrowings                      11,712,000            11,713,000            670,000             670,000

 Off-balance-sheet
 instruments:
    Undisbursed credit lines                                      $  34,203,000                          $  29,760,000
    Standby letters of credit                                           858,000                                902,000


17.      SEGMENT REPORTING

TIB Financial Corp. has three reportable segments: community banking, merchant bank card processing, and government guaranteed loan sales and servicing. The community banking segment's business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bank card processing segment processes credit card transactions for local merchants. The government guaranteed loan segment originates and sells the guaranteed portion of loans that qualify for such guarantees, such as those offered by the Small Business Administration and the U.S. Department of Agricultural Rural Development Business and Industry Program.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on profit or loss from operations before income taxes.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies. The government guaranteed loan segment was acquired as a unit, and management at the time of the acquisition was retained.

                     TIB FINANCIAL CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        GOVERNMENT
                                                      MERCHANT          GUARANTEED
 YEAR ENDED                        COMMUNITY         BANK CARD          LOAN SALES             ALL
 DECEMBER 31, 1999                   BANKING        PROCESSING       AND SERVICING           OTHER               TOTAL
 ---------------------------------------------------------------------------------------------------------------------
 Interest income                $ 27,905,459       $        --           $      --       $      --        $ 27,905,459
 Interest expense                (11,298,888)               --                  --              --         (11,298,888)
 ---------------------------------------------------------------------------------------------------------------------

 Net interest income              16,606,571                --                  --              --          16,606,571

 Other income                      3,119,910         2,827,876             809,988         230,492           6,988,266
 Equity in income,
    net of goodwill
    amortization,
    from investment
    in ERAS Joint
    Venture                               --                --                  --         179,008             179,008
 Depreciation and
    amortization                  (1,142,443)          (53,467)            (15,056)         (2,741)         (1,213,707)
 Other expense                   (13,054,372)       (2,366,535)           (398,299)       (248,024)       $(16,067,230)
 ---------------------------------------------------------------------------------------------------------------------

 Pretax segment
    profit (excluding
    effect of change
    in accounting
    principle)                  $  5,529,666       $   407,874           $ 396,633       $ 158,735        $  6,492,908
======================================================================================================================

 Segment assets                 $390,795,676       $   129,416           $ 223,472       $ 980,767        $392,129,331
======================================================================================================================

                     TIB FINANCIAL CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        GOVERNMENT
                                                      MERCHANT          GUARANTEED
 YEAR ENDED                        COMMUNITY         BANK CARD          LOAN SALES             ALL
 DECEMBER 31, 1998                   BANKING        PROCESSING       AND SERVICING           OTHER               TOTAL
 ---------------------------------------------------------------------------------------------------------------------
 Interest income                $ 23,706,467       $        --          $       --       $      --        $ 23,706,467
 Interest expense                 (9,915,274)               --                  --              --          (9,915,274)
 ---------------------------------------------------------------------------------------------------------------------
 Net interest
   income                         13,791,193                --                  --              --          13,791,193

 Other income                      2,701,247         2,174,057           1,082,906         419,333           6,377,543
 Equity in income,
    net of goodwill
    amortization,
    from Investment
    in ERAS Joint
    Venture                               --                --                  --          (1,465)             (1,465)
 Depreciation and
    amortization                    (956,062)          (50,312)            (13,728)         (2,058)         (1,022,160)
 Other expense                   (11,125,553)       (1,798,014)           (585,169)       (309,579)       $(13,818,315)
 ---------------------------------------------------------------------------------------------------------------------

 Pretax segment profit          $  4,410,825       $   325,731          $  484,009       $ 106,231        $  5,326,796
 ---------------------------------------------------------------------------------------------------------------------

 Segment assets                 $354,279,007       $   151,917          $  247,858       $ 797,068        $355,475,850
 ---------------------------------------------------------------------------------------------------------------------


                                                                        GOVERNMENT
                                                      MERCHANT          GUARANTEED
 YEAR ENDED                        COMMUNITY         BANK CARD          LOAN SALES             ALL
 DECEMBER 31, 1997                   BANKING        PROCESSING       AND SERVICING           OTHER               TOTAL
 ---------------------------------------------------------------------------------------------------------------------
 Interest income                $ 20,557,774       $        --          $       --       $      --        $ 20,557,774
 Interest expense                 (7,876,156)               --                  --               -          (7,876,156)
 ---------------------------------------------------------------------------------------------------------------------

 Net interest income              12,681,618                --                  --              --          12,681,618

 Other income                      2,392,795         2,109,363             497,960         319,286           5,319,404
 Depreciation and
    amortization                    (788,817)             (648)             (7,395)         (1,435)           (798,295)
 Other expense                   (10,096,971)       (1,650,157)           (277,440)       (253,701)        (12,278,269)
 ---------------------------------------------------------------------------------------------------------------------

 Pretax segment profit          $  4,188,625       $   458,558          $  213,125       $  64,150        $  4,924,458
 ---------------------------------------------------------------------------------------------------------------------

 Segment assets                 $277,651,788       $    29,003          $  270,208       $   7,821        $277,958,820
 ---------------------------------------------------------------------------------------------------------------------

Revenues are almost exclusively derived from customers within the United States. The Company does not have a single customer that accounts for 10 percent or more the Company's revenue.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18.      CONDENSED FINANCIAL INFORMATION OF TIB FINANCIAL CORP.

                           CONDENSED BALANCE SHEETS
                                 (Parent Only)

 December 31,                                                                                  1999                1998
 ----------------------------------------------------------------------------------------------------------------------
 ASSETS

 Cash on deposit with subsidiary                                                        $     1,330         $   118,266
 Dividends and other receivables                                                            504,358             474,424
 Investment in bank subsidiary                                                           27,579,427          25,437,549
 Investment in ERAS Joint Venture                                                           968,760             789,752
 Note receivable                                                                            702,375                  --
 Organization expenses                                                                           --              75,347
 Other assets                                                                               111,719             123,175
 ----------------------------------------------------------------------------------------------------------------------

 TOTAL ASSETS                                                                           $29,867,969         $27,018,513
 ======================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
    Dividends payable                                                                   $   461,490         $   450,979
    Due to bank subsidiary                                                                  441,000                  --
    Advances on line of credit                                                              659,625                  --
    Income taxes payable                                                                      3,696                  --
 ----------------------------------------------------------------------------------------------------------------------

 Total liabilities                                                                        1,565,811             450,979
 ----------------------------------------------------------------------------------------------------------------------

 STOCKHOLDERS' EQUITY
    Common stock                                                                            449,014             444,979
    Surplus                                                                               7,554,967           7,202,321
    Retained earnings                                                                    21,634,649          19,328,022
    Market valuation reserve on investment
      securities available for sale                                                        (285,000)            150,000
    Treasury stock, 95,000 and 50,000 shares, at cost                                    (1,051,472)           (557,788)
 ----------------------------------------------------------------------------------------------------------------------

 Total stockholders' equity                                                              28,302,158          26,567,534
 ----------------------------------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $29,867,969         $27,018,513
 ======================================================================================================================

                     TIB FINANCIAL CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                        CONDENSED STATEMENTS OF INCOME
                                 (Parent Only)

 Years ended December 31,                                                   1999                1998               1997
 ----------------------------------------------------------------------------------------------------------------------
 OPERATING INCOME
    Dividend from bank subsidiary                                     $1,464,606          $2,414,915         $1,766,229
    Gain on sale of insurance company option                             312,375                   -                  -
    Interest income on note receivable                                    17,358                   -                  -
    Equity in income of ERAS Joint Venture, net
      of goodwill amortization                                           179,008              (1,465)                 -
 ----------------------------------------------------------------------------------------------------------------------

 Total operating income                                                1,973,347           2,413,450          1,766,229
 ----------------------------------------------------------------------------------------------------------------------

 OPERATING EXPENSE
    Amortization of intangibles                                                -              28,255             28,255
    Interest expense                                                      36,555                   -                  -
    Other expense                                                        251,763             285,351            269,752
 ----------------------------------------------------------------------------------------------------------------------

 Total operating expense                                                 288,318             313,606            298,007
 ----------------------------------------------------------------------------------------------------------------------

 Income before income tax benefit (expense)
    and equity in undistributed earnings of
    subsidiary                                                         1,685,029           2,099,844          1,468,222

 Income tax benefit (expense)                                            (96,100)            105,200            105,400
 ----------------------------------------------------------------------------------------------------------------------

 Income before equity in undistributed earnings
    of subsidiary                                                      1,588,929           2,205,044          1,573,622

 Equity in undistributed earnings of bank
    subsidiary                                                         2,576,879           1,235,952          1,632,236
 ----------------------------------------------------------------------------------------------------------------------

 NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
    CHANGE IN ACCOUNTING PRINCIPLE                                     4,165,808           3,440,996          3,205,858

 Cumulative effect of change in accounting
    principle for deferred organization costs, net
    of tax benefit of $28,300                                            (47,047)                  -                  -
 ----------------------------------------------------------------------------------------------------------------------

 NET INCOME                                                           $4,118,761          $3,440,996         $3,205,858
 ======================================================================================================================

                     TIB FINANCIAL CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Parent Only)

 Years ended December 31,                                                   1999                1998               1997
 ----------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                       $ 4,118,761         $ 3,440,996        $ 3,205,858
    Cumulative effect of change in accounting
       principle                                                          75,347                   -                  -
    Equity in undistributed earnings of bank
       subsidiary                                                     (2,576,879)         (1,235,952)        (1,632,236)
    Equity in income of ERAS Joint Venture, net
       of goodwill amortization                                         (179,008)              1,465                  -
    Proceeds from sale of insurance company
       option                                                            100,000                   -                  -
    Gain on sale of insurance company option                            (312,375)                  -                  -
    Amortization of intangibles                                                -              28,255             28,255
    Decrease (increase) in other assets                                   11,588             140,283            (30,752)
    Decrease in due to bank subsidiary                                   (49,000)                  -                  -
    Increase in income taxes payable                                       3,696                   -                  -
 ----------------------------------------------------------------------------------------------------------------------

 Net cash provided by operating activities                             1,192,130           2,375,047          1,571,125
 ----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                              143,279             349,892            273,266
    Cash dividends paid                                               (1,801,623)         (1,767,480)        (1,739,842)
    Treasury stock repurchased                                          (493,684)           (557,788)                 -
    Investment in ERAS Joint Venture                                           -            (791,216)                 -
    Compensation paid through issuance of
      common stock                                                       183,337             214,575                  -
    Advances on line of credit                                           659,625                   -                  -
 ----------------------------------------------------------------------------------------------------------------------

 Net cash used by financing activities                               $(1,309,066)         (2,552,017)        (1,466,576)
 ----------------------------------------------------------------------------------------------------------------------

 NET (DECREASE) INCREASE IN CASH                                        (116,936)           (176,970)           104,549

 CASH, BEGINNING OF YEAR                                                 118,266             295,236            190,687
 ----------------------------------------------------------------------------------------------------------------------

 CASH, END OF YEAR                                                   $     1,330         $   118,266        $   295,236
 ----------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors", "Management", and "Filings Under Section 16(A) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be utilized in connection with the Company's 2000 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement to be utilized in connection with the Company's 2000 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Principal Shareholders" in the Proxy Statement to be utilized in connection with the Company's 2000 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 2000 Annual Shareholders Meeting is incorporated herein by reference.

                                    PART IV

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

         3.  EXHIBITS

         Exhibit Numbers

         3.1*     Articles of Incorporation
         3.2*     Bylaws
         4.1*     Specimen Stock Certificate
         10.1*    Employment Contract between Edward V. Lett and TIB Bank of the
                  Keys **

         10.2*    401(K) Savings and Employee Stock Ownership Plan **

         10.3*    Employee Incentive Stock Option Plan **

         10.4* Employment Contract between Millard J. Younkers, Jr. and TIB Bank of the Keys **

         10.5* Employment Contract between Edward V. Lett and TIB Bank of the Keys (as amended September 24, 1996) **

         21.1     Subsidiaries of the Company

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

         ** Represents a management contract or a compensation plan or arrangement required to be filed as an exhibit.

(B)      REPORTS ON FORM 8-K

         Not Applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.

TIB FINANCIAL CORP.

By: /s/ Edward V. Lett
   ----------------------------
   Edward V. Lett
   President, CEO, & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.

         SIGNATURE                                     TITLE
-------------------------------           ------------------------------------
 /s/ Edward V. Lett                       President (Principal Executive
-------------------------------           Officer), CEO and Director
Edward V. Lett


 /s/ B.G. Carter                                      Director
------------------------------
B.G. Carter


 /s/ Armando J. Henriquez                             Director
------------------------------
Dr. Armando J. Henriquez


 /s/ Gretchen K. Holland                              Director
------------------------------
Gretchen K. Holland


 /s/ James R. Lawson                                  Director
------------------------------
James R. Lawson


 /s/ Scott A. Marr                                    Director
------------------------------
Scott A. Marr


 /s/ Derek D. Martin-Vegue                            Director
------------------------------
Derek D. Martin-Vegue


 /s/ Joseph H. Roth, Jr.                              Director
------------------------------
Joseph H. Roth, Jr.


 /s/ Marvin F. Schindler                              Director
------------------------------
Marvin F. Schindler


 /s/ Richard J. Williams                              Director
------------------------------
Richard J. Williams


 /s/ Millard J. Younkers, Jr.                         Director
------------------------------
Millard J. Younkers, Jr.


 /s/ David P. Johnson                                 Chief Financial Officer
------------------------------
David P. Johnson