Form 10-Q
period 2000-03-31
TIB FINANCIAL CORP
filed 2000-05-12
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                           Commission File Number
       MARCH 31, 2000                                           0-29132


                              TIB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                              65-0655973
           -------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


             99451 OVERSEAS HIGHWAY, KEY LARGO, FLORIDA 33037-7808
             -----------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code:         305-451-4660
                                                   ----------------------------


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

                             YES [X]     NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                               4,394,137
-----------------------------                     -----------------------------
           Class                                  Outstanding as of May 1, 2000

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                           MARCH 31, 2000      DECEMBER 31, 1999
                                                                           --------------      -----------------
ASSETS                                                                      (UNAUDITED)

Cash and due from banks                                                    $  16,013,671         $  19,506,372
Federal funds sold                                                             9,792,000             2,658,000
Investment securities held to maturity (market value of $42,379,854
      and $42,292,323, respectively)                                          44,445,122            44,440,836
Investment securities available for sale                                      15,726,177            15,921,641
Investment in ERAS Joint Venture                                               1,001,293               968,760

Loans, net of deferred loan fees                                             296,265,274           289,880,721
Less: Allowance for loan losses                                                3,124,179             2,996,532
                                                                           -------------         -------------
        Loans, net                                                           293,141,095           286,884,189

Premises and equipment, net                                                   14,267,056            14,318,646
Intangible assets                                                              1,491,138             1,534,509
Other assets                                                                   7,353,018             5,896,378
                                                                           -------------         -------------
        TOTAL ASSETS                                                       $ 403,230,570         $ 392,129,331
                                                                           =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
        Noninterest-bearing demand                                         $  85,684,616         $  72,300,414
        Interest-bearing demand and money market                             148,307,063           144,183,661
        Savings                                                               24,018,214            24,582,207
        Time deposits of $100,000 or more                                     46,663,899            45,974,452
        Other time deposits                                                   63,432,965            59,862,786
                                                                           -------------         -------------
                Total Deposits                                               368,106,757           346,903,520
Short-term borrowings                                                          1,276,384            11,712,056
Other borrowings                                                                      --               659,625
Other liabilities                                                              5,009,627             4,551,972
                                                                           -------------         -------------
        TOTAL LIABILITIES                                                    374,392,768           363,827,173
                                                                           -------------         -------------

STOCKHOLDERS' EQUITY
Common stock - $.10 par value: 7,500,000 shares
      authorized, 4,494,137 and 4,490,137 shares issued                          449,414               449,014
Surplus                                                                        7,587,274             7,554,967
Retained earnings                                                             22,223,176            21,634,649
Accumulated other comprehensive income (loss) - market valuation
      reserve on investment securities available for sale                       (319,000)             (285,000)
Treasury stock, 100,000 and 95,000 shares at cost                             (1,103,062)           (1,051,472)
                                                                           -------------         -------------
                TOTAL STOCKHOLDERS' EQUITY                                    28,837,802            28,302,158
                                                                           -------------         -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 403,230,570         $ 392,129,331
                                                                           =============         =============

                (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              -----------------------------
                                                                2000                  1999
                                                              ----------        -----------
INTEREST INCOME
Loans, including fees                                         $6,504,103        $ 5,415,629
Investment securities:
        U.S. Treasury securities                                 259,824            344,538
        U.S. Government agencies and corporations                533,328            567,050
        States and political subdivisions                         90,820             99,473
        Other investments                                         20,549             26,817
Interest bearing deposits in other bank                              370             83,726
Federal funds sold                                                91,907            216,913
                                                              ----------        -----------
           TOTAL INTEREST INCOME                               7,500,901          6,754,146
                                                              ----------        -----------

INTEREST EXPENSE
Interest-bearing demand and money market                       1,416,251          1,431,037
Savings                                                          138,081            149,941
Time deposits of $100,000 or more                                649,122            390,248
Other time deposits                                              834,664            703,413
Short-term borrowings                                             70,055             11,882
                                                              ----------        -----------
           TOTAL INTEREST EXPENSE                              3,108,173          2,686,521
                                                              ----------        -----------

           NET INTEREST INCOME                                 4,392,728          4,067,625
                                                              ----------        -----------
PROVISION FOR LOAN LOSSES                                        135,000            180,000
                                                              ----------        -----------

           NET INTEREST INCOME AFTER PROVISION FOR
              LOAN LOSSES                                      4,257,728          3,887,625

OTHER INCOME
Service charges on deposit accounts                              497,400            481,707
Merchant bankcard processing income                            1,094,283            829,841
Gain on sale of government guaranteed loans                        5,636            109,530
Fees on mortgage loans sold at origination                        61,826            112,060
Retail investment services                                        68,519             60,912
Equity in income (loss), net of goodwill amortization,
           from investment in ERAS Joint Venture                  32,533             (2,397)
Other income                                                     171,304            150,826
                                                              ----------        -----------
           TOTAL OTHER INCOME                                  1,931,501          1,742,479
                                                              ----------        -----------

OTHER EXPENSE
Salaries and employee benefits                                 1,911,916          1,845,250
Net occupancy expense                                            655,749            614,204
Other expense                                                  1,947,253          1,635,464
                                                              ----------        -----------
           TOTAL OTHER EXPENSE                                 4,514,918          4,094,918
                                                              ----------        -----------

           INCOME BEFORE INCOME TAX EXPENSE                    1,674,311          1,535,186

INCOME TAX EXPENSE                                               624,400            556,300
                                                              ----------        -----------

           NET INCOME BEFORE CUMULATIVE EFFECT OF
               CHANGE IN ACCOUNTING PRINCIPLE                  1,049,911            978,886


                                  (Continued)

                           TIB FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              -----------------------------
                                                                 2000              1999
                                                              ----------        -----------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE FOR DEFERRED ORGANIZATION COSTS, NET
  OF TAX BENEFIT OF $28,300                                           --             47,047
                                                              ----------        -----------

           NET INCOME                                         $1,049,911        $   931,839
                                                              ==========        ===========


BASIC EARNINGS PER SHARE:
      Income before cumulative effect of change in
          accounting principle                                $     0.24        $      0.22
      Cumulative effect of change in accounting
          principle for deferred organization costs,
          net of tax                                                  --              (0.01)
                                                              ----------        -----------
      BASIC EARNINGS PER SHARE                                $     0.24        $      0.21
                                                              ==========        ===========

DILUTED EARNINGS PER SHARE:
      Income before cumulative effect of change in
          accounting principle                                $     0.23        $      0.22
      Cumulative effect of change in accounting
          principle for deferred organization costs,
          net of tax                                                  --              (0.01)
                                                              ----------        -----------
      DILUTED EARNINGS PER SHARE                              $     0.23        $      0.21
                                                              ==========        ===========


                (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                                  (UNAUDITED)

                                                                                                  Accumulated
                                                                                                    Other
                                                                                                 Comprehensive
                                                                                                   Income -
                                                                                                    Market
                                                   Comprehensive     Retained      Treasury       Valuation    Common
                                        Total         Income         Earnings        Stock         Reserve      Stock      Surplus
                                     -----------   -------------   -----------   -------------    ----------  --------   ---------

Balance at December 31, 1999         $28,302,158                   $21,634,649   $(1,051,472)     $(285,000)  $449,014   $7,554,967

Comprehensive Income
     Net Income                        1,049,911   $ 1,049,911       1,049,911
     Other comprehensive income,
             net of tax benefit
             of $20,000:
         Net market valuation
             adjustment on securities
             available for sale          (34,000)      (34,000)                                     (34,000)
                                                   -----------
Comprehensive income                               $ 1,015,911
                                                   ===========
Exercise of stock options                 28,282                                                                   400       27,882
Income tax benefit from stock
             options exercised             4,425                                                                              4,425
Purchase of treasury stock               (51,590)                                    (51,590)
Cash dividends declared,
             $.105 per share            (461,384)                     (461,384)
                                     -----------                   -----------   -----------      ---------   --------   ----------

Balance at March 31, 2000            $28,837,802                   $22,223,176   $(1,103,062)     $(319,000)  $449,414   $7,587,274
                                     ===========                   ===========   ===========      =========   ========   ==========



                                                                                                  Accumulated
                                                                                                    Other
                                                                                                 Comprehensive
                                                                                                   Income -
                                                                                                    Market
                                                   Comprehensive     Retained      Treasury       Valuation    Common
                                        Total         Income         Earnings        Stock         Reserve      Stock      Surplus
                                     -----------   -------------   -----------   -------------    ----------  --------   ---------
Balance at December 31, 1998         $26,567,534                   $19,328,022   $  (557,788)     $ 150,000   $444,979   $7,202,321

Comprehensive Income
     Net Income                          931,839   $   931,839         931,839
     Other comprehensive income,
             net of tax benefit
             of $13,000:
         Net market valuation
             adjustment on securities
             available for sale          (22,000)      (22,000)                                     (22,000)
                                                   -----------
Comprehensive income                               $   909,839
                                                   ===========
Exercise of stock options                 74,374                                                                 1,190       73,184
Income tax benefit from stock
          options exercised               11,928                                                                             11,928
Purchase of treasury stock              (387,593)                                   (387,593)
Cash dividends declared,
           $.1025 per share             (448,611)                     (448,611)
                                     -----------                   -----------   -----------      ---------   --------   ----------

Balance at March 31, 1999            $26,727,471                   $19,811,250     $(945,381)      $128,000   $446,169   $7,287,433
                                     ===========                   ===========   ===========      =========   ========   ==========

                           TIB FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                             FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                                                                    2000                    1999
                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                      $  1,049,911           $    931,839
Adjustments to reconcile net income to net cash provided by
       operating activities:
                Net amortization of investments                                       47,381                 26,713
                Amortization of intangible assets                                     43,371                 43,409
                Depreciation of premises and equipment                               306,409                283,870
                Provision for loan losses                                            135,000                180,000
                Cumulative effect of change in accounting principle
                           for organization costs                                         --                 75,347
                Deferred income tax provision (benefit)                               57,970                (25,000)
                Deferred net loan fees                                               (41,055)                (6,824)
                Gain (loss) on sale/disposal of premises and equipment                26,001                 (1,598)
                Gain on sales of government guaranteed loans, net                     (5,636)              (109,530)
                Increase in intangible assets                                             --                 (6,796)
                (Increase) decrease in other assets                               (1,494,610)               616,821
                Increase in other liabilities                                        462,186              1,258,501
                Equity in (income) loss, net of goodwill amortization
                      from investment in ERAS JV                                     (32,533)                 2,397
                                                                                ------------           ------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES
                                                                                     554,395              3,269,149
                                                                                ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                                       --               (230,400)
Purchases of investment securities available for sale                                     --            (11,092,104)
Repayments of principal and maturities of investment securities available for sale
                                                                                      89,797              1,403,906
Maturities of investment securities held to maturity                                      --              2,000,000
Proceeds from sales of government guaranteed loans                                 6,596,039              2,380,922
Loans originated or acquired, net of principal repayments                        (12,941,254)           (13,529,729)
Purchases of premises and equipment                                                 (331,185)              (722,854)
Sales of premises and equipment                                                       50,365                  3,465
                                                                                ------------           ------------
                NET CASH USED BY INVESTING ACTIVITIES                             (6,536,238)           (19,786,794)
                                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities
       sold under agreements to repurchase                                          (435,672)               351,161
Net increase in demand, money market and savings accounts                         16,943,611             25,665,135
Time deposits accepted, net of repayments                                          4,259,626             11,404,302
Repayment of short term borrowings                                               (10,659,625)                    --
Proceeds from exercise of stock options                                               28,282                 74,374
Treasury stock repurchased                                                           (51,590)              (387,593)
Cash dividends paid                                                                 (461,490)              (450,979)
                                                                                ------------           ------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                          9,623,142             36,656,400
                                                                                ------------           ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          3,641,299             20,138,755

                                                        (continued)

                           TIB FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)


                                                                             FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                                                                    2000                    1999
                                                                                ------------           ------------

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                                         22,164,372             24,701,735
                                                                                ------------           ------------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                                             $ 25,805,671           $ 44,840,490
                                                                                ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
           Interest                                                             $  3,223,990           $  2,593,910
           Income taxes                                                                   --                 66,927




                (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999.

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

Major classifications of loans are as follows:


                                                 March 31, 2000     December 31, 1999
                                                 --------------     -----------------
Commercial, financial and agricultural            $182,276,390        $182,581,460
Real estate - construction                           9,305,973           9,182,378
Real estate - individual                            87,977,385          82,421,833
Installment and simple interest individual          17,277,281          16,248,303
Other                                                  120,367             179,924
                                                  ------------        ------------
        Total loans                                296,957,396         290,613,898
Net deferred loan fees                                 692,122             733,177
                                                  ------------        ------------
        Loans, net of deferred loan fees          $296,265,274        $289,880,721
                                                  ============        ============


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

The financial statements include an allowance for estimated losses on loans based upon management's evaluation of specific loans and inherent losses in the loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to expense. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

Activity in the allowance for loan losses for the three months ended March 31, 2000 and March 31, 1999 follows:

                                                March 31, 2000   March 31, 1999
                                                --------------   --------------
Balance, January 1                               $ 2,996,532      $ 2,517,234
Provision charged to expense                         135,000          180,000
Loans charged off                                     (7,353)         (33,558)
Recoveries of loans previously charged off                --            1,625
                                                 -----------      -----------
Balance, March 31                                $ 3,124,179      $ 2,665,301
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

The amortized cost and estimated market value of investment securities held-to-maturity at March 31, 2000 and December 31, 1999 are presented below:


                                                                 March 31, 2000
                                             ----------------------------------------------------
                                              Amortized    Unrealized  Unrealized        Market
                                                Cost          Gains      Losses          Value
                                             -----------    ---------  -----------    -----------
U.S. Treasury securities                     $10,092,649    $ 5,722    $     2,652    $10,095,719
U.S. Government agencies and corporations     33,163,213         --      2,068,338     31,094,875
Other investments                              1,189,260         --             --      1,189,260
                                             -----------    -------    -----------    -----------
                                             $44,445,122    $ 5,722    $ 2,070,990    $42,379,854
                                             ===========    =======    ===========    ===========

                                                                December 31, 1999
                                             ----------------------------------------------------
                                              Amortized    Unrealized  Unrealized        Market
                                                Cost          Gains      Losses          Value
                                             -----------    ---------  -----------    -----------
U.S. Treasury securities                     $10,088,880    $17,913    $     2,508    $10,104,285
U.S. Government agencies and corporations     33,162,696         --      2,163,918     30,998,778
Other investments                              1,189,260         --             --      1,189,260
                                             -----------    -------    -----------    -----------
                                             $44,440,836    $17,913    $ 2,166,426    $42,292,323
                                             ===========    =======    ===========    ===========

The amortized cost and estimated market value of investment securities available for sale at March 31, 2000 and December 31, 1999 are presented below:

                                                                 March 31, 2000
                                             ----------------------------------------------------
                                              Amortized    Unrealized  Unrealized        Market
                                                Cost          Gains      Losses          Value
                                             -----------    ---------  -----------    -----------
U.S. Treasury securities                     $ 7,754,582    $    --    $   277,630    $ 7,476,952
States and political subdivisions              6,930,304     29,126        187,740      6,771,690
Mortgage-backed securities                     1,552,291        791         75,547      1,477,535
                                             -----------    -------    -----------    -----------
                                             $16,237,177    $29,917    $   540,917    $15,726,177
                                             ===========    =======    ===========    ===========

                                                                 December 31, 1999
                                             ----------------------------------------------------
                                              Amortized    Unrealized  Unrealized        Market
                                                Cost          Gains      Losses          Value
                                             -----------    ---------  -----------    -----------

U.S. Treasury securities                     $ 7,806,262    $    --    $   248,432    $ 7,557,830
States and political subdivisions              6,929,169     39,690        226,861      6,741,998
Mortgage-backed securities                     1,643,210      1,135         22,532      1,621,813
                                             -----------    -------    -----------    -----------
                                             $16,378,641    $40,825    $   497,825    $15,921,641
                                             ===========    =======    ===========    ===========

Other investments consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta.

NOTE 5 - EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share have been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per share.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:

                                                Net Earnings   Common Shares    Per Share Amount
                                                ------------   -------------    ----------------
For the three months ended March 31, 2000:
     Basic earnings per common share             $1,049,911      4,392,086            $ .24
     Effect of dilutive stock options                    --        133,445             (.01)
                                                 ----------      ---------            -----
           Diluted earnings per common share     $1,049,911      4,525,531            $ .23
                                                 ==========      =========            =====

For the three months ended March 31, 1999:
     Basic earnings per common share             $  931,839      4,374,062            $ .21
     Effect of dilutive stock options                    --        170,220             (.00)
                                                 ----------      ---------            -----
           Diluted earnings per common share     $  931,839      4,544,282            $ .21
                                                 ==========      =========            =====

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

Total options granted, exercised, and expired during the three months ended March 31, 2000 were 0, 4,000 and 12,600, respectively. As of March 31, 2000, 575,810 options for shares were outstanding.


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corporation (the "Company") as reflected in the unaudited consolidated statement of condition as of March 31, 2000, and statement of income for the three months ended March 31, 2000.

The Company's net income of $1,049,911 for the first quarter of 2000 was a 12.7% increase compared to $931,839 for the same period last year. The increase in net income is attributed to an increase of $325,103, or 8.0%, in net interest income; an increase of $189,022, or 10.8%, in other income; a decrease of $45,000 in the provision for loan losses; a decrease of $47,047 for the cumulative effect of the change in accounting principle related to deferred organization costs recorded in 1999; offset by an increase in other expense of $420,000, or 10.3%; and an increase in income tax expense of $68,100 or 12.2%.

Basic and diluted earnings per share for the first quarter of 2000 were $0.24 and $0.23 respectively as compared to $0.21 and $0.21 per share in the previous year's quarter. Book value per share increased to $6.56 at March 31, 2000 from $6.44 at December 31, 1999. The Company paid a quarterly dividend of $0.105 per share in the first quarter of 2000 as compared to $0.1025 in the first quarter of 1999.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the three months ended March 31, 2000 was 14.7% on average equity of $28,662,000, compared to 14.0% on average equity of $26,690,000 for the same period in 1999. Annualized return on average assets of $392,236,000 for the three months ended March 31, 2000 was 1.08%, compared to 0.98% on average assets of $380,775,000 for the same period in 1999.

Net interest income is one measurement of how management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, and other short-term borrowings. Net interest income increased 8.0% to $4.4 million, in the three months ended March 31, 2000 as compared to the same period last year primarily as a result of a higher level of earning assets. The first quarter growth reflects both the normal seasonal inflow of deposits combined with the effects of the Company's continuing policy of competitive pricing of loans and deposits. Interest from loans increased to $6.5 million for the first three months of 2000 compared to $5.4 million for the comparable period last year. The Company's net interest margin increased to 4.97% in the first three months of 2000 compared to 4.71% in the first three months of 1999. Despite margins being under pressure on both the asset yield and deposit cost sides, this increase in margins results from the increase in loan outstandings relative to other lower yielding assets.

Provision for loan losses decreased to $135,000 from $180,000 for the first three months of 2000 compared to the first three months of 1999. Gross charged off loans for the first three months were $7,353 with recoveries of $0, resulting in an annualized net charge-off rate of 0.01% of total loans. This compares to net charge offs during the same period last year of $31,933. At March 31, 2000, the Company had aggregate non-accrual loans of $70,800 compared to $69,701 at December 31, 1999. Loans past due 90 days or more and still accruing totaled $2,002,176 and $1,993,343 at March 31, 2000 and December 31, 1999, respectively. These amounts are entirely attributable to the nonguarnteed portion of one individual loan to construct a lumber mill near Pensacola, Florida. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan is collateralized by the business owner's interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. Management believes the value of all assets pledged as collateral for this loan substantially exceeds the unpaid amount. The loan is in the process of foreclosure, and no loss is anticipated. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.70% at March 31, 2000 compared to 0.71% at December 31, 1999.

Other income increased $189,022 to $1,931,501 for the three month period ended March 31, 2000 from $1,742,479 in the comparable period last year. The increase in non interest income is attributable to an increase of $264,442 in merchant bankcard processing income; a $15,693 increase in service charges on deposit accounts; a $7,607 increase in retail investment services; a $34,930 increase in equity in income (loss), net of goodwill amortization, from the investment in ERAS JV; a $20,478 increase in other income; offset by a decrease of $103,894 in gains on sale of government guaranteed loans; and a $50,234 decrease in fees on mortgage loans sold at origination. Government loan fees result from a relatively small number of significant transactions. The timing of the closing of these transactions will not generally be evenly distributed during the year and, therefore, the revenue recognition from these transactions can vary considerably from quarter to quarter.

Other expense increased $420,000 or 10.3% to $4,514,918, in the first three months of 2000 as compared to the prior year period. The major areas of increased expenses relate to interchange fees for processing merchant bankcard transactions and computer services. Bankcard costs are volume driven and are more than offset by higher revenues reported in Other Income. Specifically, fees for processing these type of transactions increased to $801,625 for the first quarter of 2000 from $608,328 during the first quarter of 1999 for an increase of $193,297. The increase of $25,886 in computer services reflects the costs associated with the larger number and activity in account relationships, and the Company's newly introduced internet banking product.

Effective January 1, 1999, the Company changed its method of accounting for organization costs in order to expense these costs in the period incurred. Prior to 1999, the Company capitalized organization costs and amortized them to expense over a five-year period. This change in accounting method was made in order for the Company to be in compliance with AICPA Statement of Position 98-5 (SOP 98-5), which requires that the costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company recorded a charge net of tax of $47,047, or $0.01 per share, in the first quarter of 1999 as the cumulative effect of this accounting change.

Total assets at March 31, 2000 were $403,230,570, up from total assets of $392,129,331 at December 31, 1999. Loans net of deferred loan fees increased $6,384,553 for the first three months of 2000 from year end 1999. Also, in the same period, federal funds sold increased $7,134,000, and investment securities decreased $191,178.

At March 31, 2000, the Company had $1,276,384 in short-term borrowings compared to $11,712,056 at December 31, 1999. Short-term borrowings at March 31, 2000 include $583,149 in securities sold under agreements to repurchase and $693,235 in Treasury tax deposits. This decrease in short-term borrowings reflects the repayment of a $10 million loan from the Federal Home Loan Bank that was outstanding at December 31, 1999.


CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at March 31, 2000 and December 31, 1999:

                                                Well        Adequately
                                             Capitalized    Capitalized    March 31, 2000    December 31, 1999
                                             Requirement    Requirement         Actual             Actual
-------------------------------------------  -----------    -----------    --------------    -----------------
Tier 1 Capital (to Average Assets)
      Consolidated                              =>5%             3%              7.1%               7.3%
      Bank                                      =>5%             3%              6.8%               7.1%

Tier 1 Capital (to Risk Weighted Assets)
      Consolidated                              =>6%             4%              9.5%               9.4%
      Bank                                      =>6%             4%              9.1%               9.2%

Total Capital (to Risk Weighted Assets)
      Consolidated                              =>10%            8%             10.6%              10.4%
      Bank                                      =>10%            8%             10.1%              10.2%

Management believes, as of March 31, 2000, that the Company and the Bank met all capital requirements to which they are subject.


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

The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $56.3 million at March 31, 2000. Any advances are secured by the Bank's one-to-four family residential mortgage loans. In 1999, a $10 million advance was made, which matured on January 24, 2000.

The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $7,500,000. Securities sold under agreements to repurchase (wholesale) represent a wholesale agreement with a correspondent bank which is collateralized by a U.S. Treasury note. The Bank also has several securities sold under repurchase agreements (retail) with commercial account holders whereby the Bank sweeps the customer's accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by the Bank.


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

                                                                                      Government
                                                                        Merchant      Guaranteed
                                                       Community        Bankcard      Loans Sales       All
Three months ended March 31, 2000                       Banking        Processing    and Servicing     Other            Totals
-----------------------------------------------      ------------      ----------      --------      ----------      ------------
Interest income                                      $  7,500,901      $       --      $     --      $       --      $  7,500,901
Interest expense                                        3,108,173              --            --              --         3,108,173
                                                     ------------      ----------      --------      ----------      ------------
Net interest income                                     4,392,728              --            --              --         4,392,728

Other income                                              601,031       1,094,283       135,135          68,519         1,898,968

Equity in income, net of goodwill amortization,
           from investment in ERAS JV
                                                               --              --            --          32,533            32,533

Depreciation and amortization                             288,098          13,485         3,914             912           306,409

Other expense                                           3,331,917         878,245        54,284          79,063         4,343,509
                                                     ------------      ----------      --------      ----------      ------------

Pretax segment profit                                $  1,373,744      $  202,553      $ 76,937      $   21,077      $  1,674,311
                                                     ============      ==========      ========      ==========      ============

Segment assets                                       $401,883,990      $  118,330      $215,862      $1,012,388      $403,230,570
                                                     ============      ==========      ========      ==========      ============

                                                                                      Government
                                                                        Merchant      Guaranteed
                                                       Community        Bankcard      Loans Sales       All
Three months ended March 31, 1999                       Banking        Processing    and Servicing     Other            Totals
-----------------------------------------------      ------------      ----------      --------      ----------      ------------

Interest income                                      $  6,754,146      $       --      $     --      $       --      $  6,754,146
Interest expense                                        2,686,521              --            --              --         2,686,521
                                                     ------------      ----------      --------      ----------      ------------
Net interest income                                     4,067,625              --            --              --         4,067,625

Other income                                              717,782         829,841       136,341          60,912         1,744,876

Equity in income (loss), net of goodwill
           amortization, from investment in ERAS JV
                                                               --              --            --          (2,397)           (2,397)

Depreciation and amortization                             266,397          13,356         3,554             563           283,870

Other expense                                           3,160,537         673,492        95,287          61,732         3,991,048
                                                     ------------      ----------      --------      ----------      ------------

Pretax segment profit (excluding effect of change
           in accounting principle)                  $  1,358,473      $  142,993      $ 37,500      $   (3,780)     $  1,535,186
                                                     ============      ==========      ========      ==========      ============



Segment assets                                       $393,153,214      $  112,169      $240,608      $  794,599      $394,300,590
                                                     ============      ==========      ========      ==========      ============


Revenues are almost exclusively derived from customers within the United States. The Company does not have a single customer that accounts for five percent or more of the Company's revenue.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27   - Financial Data Schedule (SEC use only)

         (b)      Exhibit 99.1 - Report of Independent Certified Public
                  Accountants

         (c) No reports on Form 8-K were filed during the quarter ended March 31, 2000.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TIB FINANCIAL CORP.

                                         /s/ Edward V. Lett
                                         -------------------------------------
Date:  May 12, 2000                      Edward V. Lett
                                         President and Chief Executive Officer




                                         /s/ David P. Johnson
                                         -------------------------------------
                                         David P. Johnson
                                         Senior Vice President and
                                         Chief Financial Officer