Form 10-Q
period 2000-06-30
TIB FINANCIAL CORP
filed 2000-08-10
CIK 1013796

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                           Commission File Number
       JUNE 30, 2000                                             0-29132

                              TIB FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                              65-0655973
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

             99451 OVERSEAS HIGHWAY, KEY LARGO, FLORIDA  33037-7808
-------------------------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:     305-451-4660

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

                           YES   [X]          NO   [ ]
                           ---------          --------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                             3,880,947
-----------------------------                  --------------------------------
          Class                                Outstanding as of August 1, 2000




===============================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           TIB FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                         JUNE 30, 2000       DECEMBER 31, 1999
                                                         -------------       -----------------
                                                          (UNAUDITED)

ASSETS
Cash and due from banks                                  $  13,519,862         $  19,506,372
Federal funds sold                                           9,249,000             2,658,000
Investment securities held to maturity
     (market value of $38,395,884 and
     $42,292,323, respectively)                             40,448,110            44,440,836
Investment securities available for sale                    14,880,365            15,921,641
Investment in ERAS Joint Venture                               993,830               968,760

Loans, net of deferred loan fees                           307,493,415           289,880,721
Less: Allowance for loan losses                              3,257,740             2,996,532
                                                         -------------         -------------
       Loans, net                                          304,235,675           286,884,189

Premises and equipment, net                                 14,173,790            14,318,646
Intangible assets                                            1,445,789             1,534,509
Other assets                                                 7,428,966             5,896,378
                                                         -------------         -------------
       TOTAL ASSETS                                      $ 406,375,387         $ 392,129,331
                                                         =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
       Noninterest-bearing demand                        $  83,089,224         $  72,300,414
       Interest-bearing demand and money market            147,593,831           144,183,661
       Savings                                              22,590,495            24,582,207
       Time deposits of $100,000 or more                    44,330,449            45,974,452
       Other time deposits                                  64,972,605            59,862,786
                                                         -------------         -------------
              Total Deposits                               362,576,604           346,903,520
Short-term borrowings                                        9,252,605            11,712,056
Other borrowings                                                    --               659,625
Other liabilities                                            4,869,489             4,551,972
                                                         -------------         -------------
       TOTAL LIABILITIES                                   376,698,698           363,827,173
                                                         -------------         -------------

STOCKHOLDERS' EQUITY
Common stock - $.10 par value:
     7,500,000 shares authorized,
     4,405,947 and 4,490,137 shares issued                     440,595               449,014
Surplus                                                      7,668,193             7,554,967
Retained earnings                                           21,841,901            21,634,649
Accumulated other comprehensive income (loss) -
         market valuation reserve on investment
         securities available for sale                        (274,000)             (285,000)
Treasury stock, 0 and 95,000 shares at cost                         --            (1,051,472)
                                                         -------------         -------------
              TOTAL STOCKHOLDERS' EQUITY                    29,676,689            28,302,158
                                                         -------------         -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 406,375,387         $ 392,129,331
                                                         =============         =============



               (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                       ---------------------------     ---------------------------
                                                          2000            1999            2000            1999
                                                       -----------     -----------     -----------    ------------

INTEREST INCOME
Loans, including fees                                  $ 6,913,232     $ 5,652,647     $13,417,335    $ 11,068,276
Investment securities:
       U.S. Treasury securities                            236,428         395,955         496,252         740,493
       U.S. Government agencies and corporations           531,077         559,217       1,064,405       1,126,267
       States and political subdivisions                    83,010          90,303         173,830         189,776
       Other investments                                    20,437          27,486          40,986          54,303
Interest bearing deposits in other bank                      2,100         152,768           2,470         236,494
Federal funds sold                                         116,622         145,012         208,529         361,925
                                                       -----------     -----------     -----------    ------------
         TOTAL INTEREST INCOME                           7,902,906       7,023,388      15,403,807      13,777,534
                                                       -----------     -----------     -----------    ------------

INTEREST EXPENSE
Interest-bearing demand and money market                 1,601,244       1,384,135       3,017,495       2,815,172
Savings                                                    134,333         159,146         272,414         309,087
Time deposits of $100,000 or more                          631,731         430,143       1,280,853         820,391
Other time deposits                                        905,077         791,949       1,739,741       1,495,362
Short-term borrowings                                       79,592          20,568         149,647          32,450
                                                       -----------     -----------     -----------    ------------
         TOTAL INTEREST EXPENSE                          3,351,977       2,785,941       6,460,150       5,472,462
                                                       -----------     -----------     -----------    ------------
         NET INTEREST INCOME                             4,550,929       4,237,447       8,943,657       8,305,072
                                                       -----------     -----------     -----------    ------------
PROVISION FOR LOAN LOSSES                                  135,000         120,000         270,000         300,000
                                                       -----------     -----------     -----------    ------------

         NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES
                                                         4,415,929       4,117,447       8,673,657       8,005,072

OTHER INCOME
Service charges on deposit accounts                        484,462         473,647         981,862         955,354
Merchant bankcard processing income                        980,337         744,573       2,074,620       1,574,414
Gain on sale of government guaranteed loans                186,573         280,621         192,209         390,151
Fees on mortgage loans sold at origination                  98,987         103,522         160,813         215,582
Retail investment services                                  78,143          69,633         146,662         130,545
Equity in income (loss), net of goodwill
         amortization, from investment in
         ERAS Joint Venture                                 (7,463)        (34,008)         25,070         (36,405)
Other income                                               203,250         175,069         374,554         325,895
                                                       -----------     -----------     -----------    ------------
         TOTAL OTHER INCOME                              2,024,289       1,813,057       3,955,790       3,555,536
                                                       -----------     -----------     -----------    ------------

OTHER EXPENSE
Salaries and employee benefits                           1,911,511       1,956,146       3,823,427       3,801,396
Net occupancy expense                                      701,105         666,876       1,356,854       1,281,080
Other expense                                            1,975,590       1,802,157       3,922,843       3,437,621
                                                       -----------     -----------     -----------    ------------
         TOTAL OTHER EXPENSE                             4,588,206       4,425,179       9,103,124       8,520,097
                                                       -----------     -----------     -----------    ------------
         INCOME BEFORE INCOME TAX EXPENSE                1,852,012       1,505,325       3,526,323       3,040,511

INCOME TAX EXPENSE                                         677,600         544,700       1,302,000       1,101,000
                                                       -----------     -----------     -----------    ------------

         NET INCOME BEFORE CUMULATIVE
                  EFFECT OF CHANGE IN
                  ACCOUNTING PRINCIPLE                   1,174,412         960,625       2,224,323       1,939,511


                                  (Continued)

                           TIB FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                       ---------------------------     ---------------------------
                                                          2000            1999            2000            1999
                                                       -----------     -----------     -----------    ------------

CUMULATIVE EFFECT OF CHANGE IN
         ACCOUNTING PRINCIPLE FOR DEFERRED
         ORGANIZATION COSTS, NET OF TAX BENEFIT
         OF $28,300                                             --              --              --          47,047
                                                       -----------     -----------     -----------    ------------

         NET INCOME                                    $ 1,174,412     $   960,625     $ 2,224,323    $  1,892,464
                                                       ===========     ===========     ===========    ============

BASIC EARNINGS PER SHARE:
     Income before cumulative effect of change
         in accounting principle                       $      0.27     $      0.22     $      0.51    $       0.44

     Cumulative effect of change in accounting
         principle for deferred organization costs,
         net of tax                                             --              --              --           (0.01)
                                                       -----------     -----------     -----------    ------------
     BASIC EARNINGS PER SHARE                          $      0.27     $      0.22     $      0.51    $       0.43
                                                       ===========     ===========     ===========    ============

DILUTED EARNINGS PER SHARE:
     Income before cumulative effect of change
         in accounting principle                       $      0.26     $      0.21     $      0.49    $       0.43

     Cumulative effect of change in accounting
         principle for deferred organization costs,
         net of tax                                             --              --              --           (0.01)
                                                       -----------     -----------     -----------    ------------
     DILUTED EARNINGS PER SHARE                        $      0.26     $      0.21     $      0.49    $       0.42
                                                       ===========     ===========     ===========    ============




                (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                                  (UNAUDITED)

                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                                                                 Income -
                                                                                                  Market
                                                      Comprehensive    Retained      Treasury    Valuation    Common
                                             Total        Income       Earnings       Stock       Reserve      Stock      Surplus
                                          -----------   ----------   -----------   -----------   ---------   --------   ----------

Balance at December 31, 1999              $28,302,158                $21,634,649   $(1,051,472)  $(285,000)  $449,014   $7,554,967

Comprehensive Income
  Net Income                                2,224,323   $2,224,323     2,224,323
  Other comprehensive income,
      net of tax expense of $7,000:
    Net market valuation adjustment
      on securities available for sale         11,000       11,000                                  11,000
                                                        ----------
Comprehensive income                                    $2,235,323
                                                        ==========
Exercise of stock options                      93,138                                                           1,581       91,557
Income tax benefit from stock options
         exercised                             21,669                                                                       21,669
Purchase of treasury stock                    (51,590)                                 (51,590)
Retirement of treasury stock                     --                   (1,093,062)    1,103,062                (10,000)
Cash dividends declared, $.21 per share      (924,009)                  (924,009)
                                          -----------                -----------   -----------   ---------   --------   ----------

Balance at June 30, 2000                  $29,676,689                $21,841,901   $        --   $(274,000)  $440,595   $7,668,193
                                          ===========                ===========   ===========   =========   ========   ==========

                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                                                                 Income -
                                                                                                  Market
                                                      Comprehensive    Retained      Treasury    Valuation    Common
                                             Total        Income       Earnings       Stock       Reserve      Stock      Surplus
                                          -----------   ----------   -----------   -----------   ---------   --------   ----------

Balance at December 31, 1998              $26,567,534                $19,328,022   $ (557,788)  $ 150,000   $444,979    $7,202,321

Comprehensive Income
     Net Income                             1,892,464   $1,892,464     1,892,464
     Other comprehensive income, net
         of tax benefit of  $196,800:
    Net market valuation adjustment
         on securities available for sale    (327,200)    (327,200)                              (327,200)
                                                       ===========
Comprehensive income                                    $1,565,264
                                                       ===========
Exercise of stock options                      88,469                                                          1,370        87,099
Income tax benefit from stock options
         exercised                             13,961                                                                       13,961
Compensation paid thru issuance of
         common stock                         183,337                                                          1,667       181,670
Purchase of treasury stock                   (387,593)                               (387,593)
Cash dividends declared, $.205 per
         share                               (899,115)                  (899,115)
                                          -----------                -----------   ----------   ---------   --------    ----------

Balance at June 30, 1999                  $27,131,857                $20,321,371   $ (945,381)  $(177,200)  $448,016    $7,485,051
                                          ===========                ===========   ==========   =========   ========    ==========


                           TIB FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)


                                                                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                                                              2000            1999
                                                                       --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                               $  2,224,323     $  1,892,464
Adjustments to reconcile net income to net cash provided by operating activities:
              Net amortization of investments                                  98,048           96,094
              Amortization of intangible assets                                88,720           89,481
              Depreciation of premises and equipment                          611,487          592,789
              Write-off of unamortized leasehold improvements on
                      abandoned property                                           --          133,546
              Compensation paid thru issuance of common stock                      --          183,337
              Provision for loan losses                                       270,000          300,000
              Cumulative effect of change in accounting principle for
                      organization costs                                           --           75,347
              Deferred income tax provision (benefit)                          (6,138)        (105,346)
              Deferred net loan fees                                         (115,048)           3,382
              Gain (loss) on sale/disposal of premises and equipment           16,850           (3,342)
              Gain on sales of government guaranteed loans, net              (192,209)        (390,151)
              Increase in intangible assets                                        --           (6,498)
              Increase in other assets                                     (1,533,450)         (99,123)
              Increase in other liabilities                                   338,051        1,083,701
              Equity in (income) loss, net of goodwill amortization,
                  from investment in ERAS JV                                  (25,070)          36,405
              Other                                                                --           21,863
                                                                         ------------     ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,775,564        3,903,949
                                                                         ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                                --         (230,400)
Purchases of investment securities available for sale                              --      (11,092,104)
Repayments of principal and maturities of investment securities
     available for sale                                                       953,954        2,612,029
Maturities of investment securities held to maturity                        4,000,000        2,000,000
Proceeds from sales of government guaranteed loans                          9,631,596        6,945,350
Loans originated or acquired, net of principal repayments                 (26,945,825)     (22,200,767)
Purchases of premises and equipment                                          (506,151)      (1,910,578)
Sales of premises and equipment                                                22,670            8,285
                                                                         ------------     ------------
              NET CASH USED BY INVESTING ACTIVITIES                       (12,843,756)     (23,868,185)
                                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold under
     agreements to repurchase                                                 540,549        1,635,088
Net increase in demand, money market and savings accounts                  12,207,268       14,868,850
Time deposits accepted, net of repayments                                   3,465,816       18,118,526
Repayment of short term borrowings                                        (18,659,625)              --
Advances on short term borrowings                                          15,000,000          399,625
Proceeds from exercise of stock options                                        93,138           88,469
Treasury stock repurchased                                                    (51,590)        (387,593)
Cash dividends paid                                                          (922,874)        (899,590)
                                                                         ------------     ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                    11,672,682       33,823,375
                                                                         ------------     ------------


                                  (Continued)

                           TIB FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)


                                                                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                                                              2000            1999
                                                                       --------------     --------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                    604,490       13,859,139

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                   22,164,372       24,701,735
                                                                         ------------     ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                       $ 22,768,862     $ 38,560,874
                                                                         ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
         Interest                                                        $  6,391,658     $  5,265,774
         Income taxes                                                       1,215,000        1,395,927




                (See notes to consolidated financial statements)

                           TIB FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999.

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

Major classifications of loans are as follows:


                                                 June 30, 2000      December 31, 1999
                                                 -------------      -----------------

Commercial, financial and agricultural            $188,116,387        $182,581,460
Real estate - construction                           9,775,962           9,182,378
Real estate - individual                            91,613,839          82,421,833
Installment and simple interest individual          18,440,238          16,248,303
Other                                                  165,118             179,924
                                                  ------------        ------------
       Total loans                                 308,111,544         290,613,898
Net deferred loan fees                                 618,129             733,177
                                                  ------------        ------------
       Loans, net of deferred loan fees           $307,493,415        $289,880,721
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

Activity in the allowance for loan losses for the six months ended June 30, 2000 and June 30, 1999 follows:


                                                    2000               1999
                                                -----------        -----------

Balance, January 1                              $ 2,996,532        $ 2,517,234
Provision charged to expense                        270,000            300,000
Loans charged off                                    (8,792)           (78,675)
Recoveries of loans previously charged off               --             42,407
                                                -----------        -----------
Balance, June 30                                $ 3,257,740        $ 2,780,966
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

The amortized cost and estimated market value of investment securities held-to-maturity at June 30, 2000 and December 31, 1999 are presented below:


                                                                             June 30, 2000
                                                 -------------------------------------------------------------------
                                                   Amortized        Unrealized        Unrealized            Market
                                                     Cost              Gains            Losses              Value
                                                 -----------        ----------        -----------        -----------

U.S. Treasury securities                         $ 6,095,291        $    1,744        $     3,266        $ 6,093,769
U.S. Government agencies and corporations         33,163,559                --          2,050,704         31,112,855
Other investments                                  1,189,260                --                 --          1,189,260
                                                 -----------        ----------        -----------        -----------
                                                 $40,448,110        $    1,744        $ 2,053,970        $38,395,884
                                                 ===========        ==========        ===========        ===========


                                                                       December 31, 1999
                                                --------------------------------------------------------------------
                                                   Amortized        Unrealized        Unrealized            Market
                                                     Cost              Gains            Losses              Value
                                                 -----------        ----------        -----------        -----------

U.S. Treasury securities                         $10,088,880        $   17,913        $     2,508        $10,104,285
U.S. Government agencies and corporations         33,162,696                --          2,163,918         30,998,778
Other investments                                  1,189,260                --                 --          1,189,260
                                                 -----------        ----------        -----------        -----------
                                                 $44,440,836        $   17,913        $ 2,166,426        $42,292,323
                                                 ===========        ==========        ===========        ===========


The amortized cost and estimated market value of investment securities available for sale at June 30, 2000 and December 31, 1999 are presented below:


                                                                         June 30, 2000
                                                --------------------------------------------------------------------
                                                   Amortized        Unrealized        Unrealized            Market
                                                     Cost              Gains            Losses              Value
                                                 -----------        ----------        -----------        -----------

U.S. Treasury securities                         $ 7,701,433        $       --        $   226,255        $ 7,475,178
States and political subdivisions                  6,230,933            23,909            171,059          6,083,783
Mortgage-backed securities                         1,386,998               101             65,695          1,321,404
                                                 -----------        ----------        -----------        -----------
                                                 $15,319,364        $   24,010        $   463,009        $14,880,365
                                                 ===========        ==========        ===========        ===========

[CAPTION]

                                                         December 31, 1999
                                      --------------------------------------------------------
                                       Amortized     Unrealized     Unrealized        Market
                                          Cost          Gains         Losses          Value
                                      -----------     --------     -----------     -----------
U.S. Treasury securities              $ 7,806,262     $     --     $   248,432     $ 7,557,830
States and political subdivisions       6,929,169       39,690         226,861       6,741,998
Mortgage-backed securities              1,643,210        1,135          22,532       1,621,813
                                      -----------     --------     -----------     -----------
                                      $16,378,641     $ 40,825     $   497,825     $15,921,641
                                      ===========     ========     ===========     ===========

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

The reconciliation of basic earnings per share to diluted earnings per share is as follows:


                                                                            Per Share
                                              Net Earnings  Common Shares     Amount
                                              ------------  -------------   ---------
For the six months ended June 30, 2000:
    Basic earnings per common share            $2,224,323     4,395,058     $     .51
    Effect of dilutive stock options                   --       128,772          (.02)
                                               ----------     ---------     ---------
         Diluted earnings per common share     $2,224,323     4,523,830     $     .49
                                               ==========     =========     =========

For the six months ended June 30, 1999:
    Basic earnings per common share            $1,892,464     4,377,492     $     .43
    Effect of dilutive stock options                   --       164,548          (.01)
                                               ----------     ---------     ---------
         Diluted earnings per common share     $1,892,464     4,542,040     $     .42
                                               ==========     =========     =========


                                                                            Per Share
                                              Net Earnings  Common Shares     Amount
                                              ------------  -------------   ---------
For the three months ended June 30, 2000:
    Basic earnings per common share            $1,174,412     4,398,030     $     .27
    Effect of dilutive stock options                   --       124,091          (.01)
                                               ----------     ---------     ---------
         Diluted earnings per common share     $1,174,412     4,522,121     $     .26
                                               ==========     =========     =========

For the three months ended June 30, 1999:
    Basic earnings per common share            $  960,625     4,380,885     $     .22
    Effect of dilutive stock options                   --       159,031          (.01)
                                               ----------     ---------     ---------
         Diluted earnings per common share     $  960,625     4,539,916     $     .21
                                               ==========     =========     =========

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

Total options granted, exercised, and expired during the six months ended June 30, 2000 were 0, 15,810 and 14,200, respectively. As of June 30, 2000, 562,400 options for shares were outstanding.

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

NOTE 8 - SUBSEQUENT EVENT

The Company entered into an agreement with the Company's largest shareholder effective July 1, 2000, to purchase 525,000 shares of the Company's common stock in exchange for four subordinated debt instruments of the Company totaling $5,250,000. The interest rate on the notes is 13%, with interest payments required quarterly. The principal balance is payable in full on October 1, 2010, the maturity date of the notes. The notes can be prepaid by the Company at par any time after July 1, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corporation (the "Company") as reflected in the unaudited consolidated statement of condition as of June 30, 2000, and statement of income for the three and six months ended June 30, 2000.

The Company's net income of $1,174,412 for the second quarter of 2000 was a 22.3% increase compared to $960,625 for the same period last year. The increase in net income is attributed to an increase of $313,482, or 7.4%, in net interest income; an increase of $211,232, or 11.7%, in other income; offset by an increase in other expense of $163,027, or 3.7%; an increase of $15,000 in the provision for loan losses; and an increase in income tax expense of $132,900 or 24.4%.

Net income for the six months ended June 30, 2000 was $2,224,323 up 17.5% from $1,892,464 for the comparable period in 1999.

Basic and diluted earnings per share for the second quarter of 2000 were $0.27 and $0.26 respectively as compared to $0.22 and $0.21 per share in the previous year's quarter. Basic and diluted earnings per share for the six months ended June 30, 2000 were $0.51 and $0.49 respectively, compared to $0.43 and $0.42 for the corresponding period ended June 30, 1999. Book value per share increased to $6.74 at June 30, 2000 from $6.44 at December 31, 1999. The Company paid a quarterly dividend of $0.105 per share in both the first quarter and second quarter of 2000 as compared to $0.1025 in both the first and second quarter of 1999.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the six months ended June 30, 2000 was 15.3% on average equity of $29,027,000, compared to 14.1% on average equity of $26,906,000 for the same period in 1999. Annualized return on average assets of $396,392,000 for the six months ended June 30, 2000 was 1.12%, compared to 0.98% on average assets of $386,233,000 for the same period in 1999.

Net interest income is one measurement of how management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, and other short-term borrowings. Net interest income increased 7.7% to $8.9 million, in the six months ended June 30, 2000 as compared to the same period last year primarily as a result of a higher level of earning assets. Interest from loans increased to $13.4 million for the first six months of 2000 compared to $11.1 million for the comparable period last year. The Company's net interest margin increased to 4.99% in the first six months of 2000 compared to 4.73% in the first six months of 1999. Despite margins being under pressure on both the asset yield and deposit cost sides, this increase in margins results from the increase in loan outstandings relative to other lower yielding assets.

Provision for loan losses decreased to $270,000 from $300,000 for the first six months of 2000 compared to the first six months of 1999. Gross charged off loans for the first six months were $8,792 with recoveries of $0, resulting in an annualized net charge-off rate of 0.01% of total loans. This compares to net charge offs during the same period last year of $36,268. At June 30, 2000, the Company had aggregate non-accrual loans of $5,800 compared to $69,701 at December 31, 1999. Loans past due 90 days or more and still accruing totaled $2,003,795 and $1,993,343 at June 30, 2000 and December 31, 1999, respectively.
These amounts are entirely attributable to the non-guaranteed portion of one individual loan to construct a lumber mill near Pensacola, Florida. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan is collateralized by the business owner's interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. Management believes the value of all assets pledged as collateral for this loan substantially exceeds the unpaid amount. The loan is in the process of foreclosure, and no loss is anticipated. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.65% at June 30, 2000 compared to 0.71% at December 31, 1999.

Other income increased $400,254 to $3,955,790 for the six month period ended June 30, 2000 from $3,555,536 in the comparable period last year. The increase in non interest income is attributable to an increase of $500,206 in merchant bankcard processing income; a $26,508 increase in service charges on deposit accounts; a $16,117 increase in retail investment services; a $61,475 increase in equity in income (loss), net of goodwill amortization, from the investment in ERAS JV; a $48,659 increase in other income; offset by a decrease of $197,942 in gains on sale of government guaranteed loans; and a $54,769 decrease in fees on mortgage loans sold at origination. Government loan fees result from a relatively small number of significant transactions. The timing of the closing of these transactions will not generally be evenly distributed during the year and, therefore, the revenue recognition from these transactions can vary considerably from period to period.

Other expense increased $583,027 or 6.8% to $9,103,124, in the first six months of 2000 as compared to the prior year period. The major areas of increased expenses relate to interchange fees for processing merchant bankcard transactions and computer services. Bankcard costs are volume driven and are more than offset by higher revenues reported in Other Income. Specifically, fees for processing these types of transactions increased to $1,539,554 for the six months of 2000 from $1,153,531 during the comparable period of 1999 for an increase of $386,023. The increase of $42,400 in computer services reflects the costs associated with the larger number and activity in account relationships, and the Company's internet banking product which was introduced in the first quarter of 2000.

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

Total assets at June 30, 2000 were $406,375,387, up from total assets of $392,129,331 at December 31, 1999. Loans net of deferred loan fees increased $17,612,694 for the first six months of 2000 from year end 1999. Also, in the same period, federal funds sold increased $6,591,000, and investment securities decreased $5,034,002.

At June 30, 2000, the Company had $9,252,605 in short-term borrowings compared to $11,712,056 at December 31, 1999. Short-term borrowings at June 30, 2000 include $477,709 in securities sold under agreements to repurchase, a $7 million advance from the Federal Home Loan Bank, and $1,774,896 in Treasury tax deposits.

The Company entered into an agreement with the Company's largest shareholder effective July 1, 2000, to purchase 525,000 shares of the Company's common stock in exchange for four subordinated debt instruments of the Company totaling $5,250,000. The interest rate on the notes is 13%, with interest payments required quarterly. The principal balance is payable in full on October 1, 2010, the maturity date of the notes. The notes can be prepaid by the Company at par any time after July 1, 2003.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 2000 and December 31, 1999:


                                                     Well              Adequately
                                                  Capitalized          Capitalized         June 30, 2000       December 31, 1999
                                                  Requirement          Requirement             Actual                Actual
--------------------------------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Average Assets)
     Consolidated                                    =>5%                  3%                   7.2%                  7.3%
     Bank                                            =>5%                  3%                   6.8%                  7.1%

Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                    =>6%                  4%                   9.7%                  9.4%
     Bank                                            =>6%                  4%                   9.2%                  9.2%

Total Capital (to Risk Weighted Assets)
     Consolidated                                    =>10%                 8%                  10.8%                 10.4%
     Bank                                            =>10%                 8%                  10.3%                 10.2%

Management believes, as of June 30, 2000, that the Company and the Bank met all capital requirements to which they are subject.

The pro forma effect as of June 30, 2000, on the foregoing Consolidated capital ratios of the 525,000 share repurchase effective July 1, 2000, previously discussed in the Subsequent Event note above is as follows: Tier 1 Capital to Average Assets: 5.8%; Tier 1 Capital to Risk Weighted Assets: 7.9%; Total Capital to Risk Weighted Assets: 10.8%.

The Company has entered into a letter of intent with First Tennessee Capital Markets for the possible participation by the Company in an underwriting of trust preferred stock in the amount of $8 million. This transaction, which is subject to a number of conditions, contemplates a closing in September 2000. There is no assurance that the Company will close such a transaction or, if consummated, the offering amount and terms.

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

The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $56.7 million at June 30, 2000. Any advances are secured by the Bank's one-to-four family residential mortgage loans. In 1999, a $10 million advance was made, which matured on January 24, 2000. A $7 million advance is outstanding at June 30, 2000 which matures on July 27, 2000.

The Bank has an unsecured line of credit for federal funds purchased from its principal correspondent bank totaling $7,500,000. Securities sold under agreements to repurchase (wholesale) represent a wholesale agreement with a correspondent bank which is collateralized by a U.S. Treasury note. The Bank also has several securities sold under repurchase agreements (retail) with commercial account holders whereby the Bank sweeps the customer's accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by the Bank.

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


                                                                                 Government
                                                                   Merchant      Guaranteed
                                                 Community         Bankcard    Loans Sales and        All
Six months ended June 30, 2000                    Banking         Processing      Servicing          Other             Totals
--------------------------------------------------------------------------------------------------------------------------------
Interest income                                 $ 15,403,807       $       --       $     --       $       --       $ 15,403,807
Interest expense                                   6,460,150               --             --               --          6,460,150
                                                ------------       ----------       --------       ----------       ------------
Net interest income                                8,943,657               --             --               --          8,943,657

Other income                                       1,462,529        2,074,620        246,909          146,662          3,930,720

Equity in income, net of goodwill
         amortization, from investment in
         ERAS JV                                          --               --             --           25,070             25,070

Depreciation and amortization                        574,765           26,970          7,828            1,925            611,488

Other expense                                      6,767,718        1,696,985        135,983          160,950          8,761,636
                                                ------------       ----------       --------       ----------       ------------

Pretax segment profit                           $  3,063,703       $  350,665       $103,098       $    8,857       $  3,526,323
                                                ============       ==========       ========       ==========       ============

Segment assets                                  $405,039,443       $  121,965       $208,252       $1,005,727       $406,375,387
                                                ============       ==========       ========       ==========       ============


                                                                                 Government
                                                                   Merchant      Guaranteed
                                                 Community         Bankcard    Loans Sales and      All
Six months ended June 30, 1999                    Banking         Processing      Servicing        Other             Totals
-----------------------------------------------------------------------------------------------------------------------------
Interest income                                 $ 13,777,534      $       --      $     --      $      --       $  13,777,534
Interest expense                                   5,472,462              --            --             --           5,472,462
                                                ------------      ----------      --------      ---------       -------------
Net interest income                                8,305,072              --            --             --           8,305,072

Other income                                       1,439,940       1,574,414       447,042        130,545           3,591,941

Equity in income (loss), net of goodwill
         amortization, from investment in
         ERAS JV                                          --              --            --        (36,405)            (36,405)

Depreciation and amortization                        557,633          26,712         7,318          1,126             592,789

Other expense                                      6,625,640       1,263,730       221,927        116,011           8,227,308
                                                ------------      ----------      --------      ---------       -------------

Pretax segment profit (excluding effect of
         change in accounting principle)        $  2,561,739      $  283,972      $217,797      $ (22,997)      $   3,040,511
                                                ============      ==========      ========      =========       =============

Segment assets                                  $390,990,753      $  141,360      $238,602      $ 760,812       $ 392,131,527
                                                ============      ==========      ========      =========       =============


                                                                                 Government
                                                                   Merchant      Guaranteed
                                                 Community         Bankcard    Loans Sales and       All
Three months ended June 30, 2000                  Banking         Processing      Servicing         Other              Totals
-------------------------------------------------------------------------------------------------------------------------------
Interest income                                  $7,902,906        $     --        $     --        $     --         $ 7,902,906
Interest expense                                  3,351,977              --              --              --           3,351,977
                                                 ----------        --------        --------        --------         -----------
Net interest income                               4,550,929              --              --              --           4,550,929

Other income                                        757,604         980,337         215,668          78,143           2,031,752

Equity in income (loss), net of goodwill
         amortization, from investment in
         ERAS JV                                         --              --              --          (7,463)             (7,463)

Depreciation and amortization                       286,667          13,485           3,914           1,013             305,079

Other expense                                     3,435,801         818,740          81,699          81,887           4,418,127
                                                 ----------        --------        --------        --------         -----------

Pretax segment profit                            $1,586,065        $148,112        $130,055        $(12,220)        $ 1,852,012
                                                 ==========        ========        ========        ========         ===========


                                                                                 Government
                                                                   Merchant      Guaranteed
                                                 Community         Bankcard    Loans Sales and     All
Three months ended June 30, 1999                  Banking         Processing      Servicing       Other            Totals
---------------------------------------------------------------------------------------------------------------------------
Interest income                                  $7,023,388       $     --       $     --       $     --        $ 7,023,388
Interest expense                                  2,785,941             --             --             --          2,785,941
                                                 ----------       --------       --------       --------        -----------
Net interest income                               4,237,447             --             --             --          4,237,447

Other income                                        722,158        744,573        310,701         69,633          1,847,065

Equity in income (loss), net of goodwill
         amortization, from investment in
         ERAS JV                                         --             --             --        (34,008)           (34,008)

Depreciation and amortization                       291,236         13,356          3,764            563            308,919

Other expense                                     3,465,103        590,238        126,640         54,279          4,236,260
                                                 ----------       --------       --------       --------        -----------
Pretax segment profit (excluding effect of
         change in accounting principle)         $1,203,266       $140,979       $180,297       $(19,217)       $ 1,505,325
                                                 ==========       ========       ========       ========        ===========

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On May 23, 2000, at the annual meeting of Company shareholders, the shareholders reelected the following directors: Gretchen K. Holland, Marvin F. Schindler, Millard J. Younkers, Jr. and also approved the engagement of BDO Seidman, LLP as independent certified public accountants for the Company. The directors continuing in office following the meeting were: Gretchen K. Holland, Marvin F. Schindler, Millard J. Younkers, Jr., BG Carter, Armando J. Henriquez, James R. Lawson, III, Edward V. Lett, Scott A. Marr, Derek D. Martin-Vegue, and Joseph H. Roth, Jr. Effective May 23, 2000, Richard J. Williams retired from the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 - Financial Data Schedule (SEC use only)
         (b) Exhibit 99 - Report of Independent Certified Public Accountants
         (c) No reports on Form 8-K were filed during the quarter ended
             June 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TIB FINANCIAL CORP.

                                          /s/ Edward V. Lett
                                          -------------------------------------
Date: August 10, 2000                     Edward V. Lett
      ---------------                     President and Chief Executive Officer


                                          /s/ David P. Johnson
                                          -------------------------------------
                                          David P. Johnson
                                          Senior Vice President and Chief
                                          Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.         Description
-------       -----------

  27          Financial Data Schedule (SEC use only)

  99          Report of Independent Certified Public Accountants