Form 10-Q
period 2000-09-30
TIB FINANCIAL CORP
filed 2000-11-14
CIK 1013796

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended                           Commission File Number
------------------------------                           ----------------------
       SEPTEMBER 30, 2000                                        0-29132


                              TIB FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             FLORIDA                                            65-0655973
-------------------------------                             -------------------
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

              YES  [X]                                     NO  [ ]
                 -------                                     -------



Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, $0.10 Par Value                            3,902,410
-----------------------------                ----------------------------------
         Class                               Outstanding as of November 1, 2000




===============================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              TIB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         2000                1999
                                                     -------------     -------------
                                                      (UNAUDITED)

ASSETS
Cash and due from banks                              $  12,610,763     $  19,506,372
Federal funds sold                                       5,489,000         2,658,000
Investment securities held to maturity
     (market value of $38,610,309
     and $42,292,323, respectively)                     40,453,110        44,440,836
Investment securities available for sale                14,915,239        15,921,641
Investment in ERAS Joint Venture                           992,248           968,760

Loans, net of deferred loan fees                       319,428,299       289,880,721
Less: Allowance for loan losses                          3,392,740         2,996,532
                                                     -------------     -------------
       Loans, net                                      316,035,559       286,884,189

Premises and equipment, net                             14,006,331        14,318,646
Intangible assets                                        1,402,134         1,534,509
Other assets                                             7,226,064         5,896,378
                                                     -------------     -------------
       TOTAL ASSETS                                  $ 413,130,448     $ 392,129,331
                                                     =============     =============


LIABILITIES
Deposits:
       Noninterest-bearing demand                    $  71,770,403     $  72,300,414
       Interest-bearing demand and money market        146,524,128       144,183,661
       Savings                                          21,582,338        24,582,207
       Time deposits of $100,000 or more                53,470,060        45,974,452
       Other time deposits                              73,784,121        59,862,786
                                                     -------------     -------------
              Total Deposits                           367,131,050       346,903,520
Short-term borrowings                                    1,424,084        11,712,056
Notes payable                                            5,250,000                --
Other borrowings                                                --           659,625
Other liabilities                                        6,161,441         4,551,972
                                                     -------------     -------------
       TOTAL LIABILITIES                               379,966,575       363,827,173
                                                     -------------     -------------

Guaranteed Preferred Beneficial Interests in the
         Company's subordinated debentures
         "trust preferred securities"                    8,000,000                --

STOCKHOLDERS' EQUITY
Common stock - $.10 par value:  7,500,000 shares
     authorized,  3,880,947 and 4,490,137 shares
     issued (and outstanding at September 30, 2000)        388,095           449,014
Surplus                                                  7,668,193         7,554,967
Retained earnings                                       17,221,585        21,634,649
Accumulated other comprehensive income (loss) -
         market valuation reserve on investment
         securities available for sale                    (114,000)         (285,000)
Treasury stock, 0 and 95,000 shares at cost                     --        (1,051,472)
                                                     -------------     -------------
       TOTAL STOCKHOLDERS' EQUITY                       25,163,873        28,302,158
                                                     -------------     -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 413,130,448     $ 392,129,331
                                                     =============     =============



(See notes to consolidated financial statements)

                              TIB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                -----------     -----------    -----------    -----------
                                                                    2000           1999            2000           1999
                                                                -----------     -----------    -----------    -----------

INTEREST INCOME
Loans, including fees                                           $ 7,305,723     $ 5,691,744    $20,723,058    $16,760,020
Investment securities:
       U.S. Treasury securities                                     198,061         382,197        694,313      1,122,690
       U.S. Government agencies and corporations                    528,809         599,330      1,593,214      1,725,597
       States and political subdivisions                             78,113          90,778        251,943        280,554
       Other investments                                             20,717          20,105         61,703         74,408
Interest bearing deposits in other bank                                 552          77,652          3,022        314,146
Federal funds sold                                                  153,506         164,744        362,035        526,669
                                                                -----------     -----------    -----------    -----------
         TOTAL INTEREST INCOME                                    8,285,481       7,026,550     23,689,288     20,804,084
                                                                -----------     -----------    -----------    -----------

INTEREST EXPENSE
Interest-bearing demand and money market                          1,752,916       1,415,453      4,770,411      4,230,625
Savings                                                             124,439         153,770        396,853        462,857
Time deposits of $100,000 or more                                   800,638         490,941      2,081,491      1,311,332
Other time deposits                                               1,045,384         800,397      2,785,125      2,295,759
Long term debt - trust preferred securities                          57,137              --         57,137             --
Notes payable                                                       174,910              --        174,910             --
Short-term borrowings                                                53,437          29,282        203,084         61,732
                                                                -----------     -----------    -----------    -----------
         TOTAL INTEREST EXPENSE                                   4,008,861       2,889,843     10,469,011      8,362,305
                                                                -----------     -----------    -----------    -----------

         NET INTEREST INCOME                                      4,276,620       4,136,707     13,220,277     12,441,779
                                                                -----------     -----------    -----------    -----------

PROVISION FOR LOAN LOSSES                                           135,000         120,000        405,000        420,000
                                                                -----------     -----------    -----------    -----------

         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES
                                                                  4,141,620       4,016,707     12,815,277     12,021,779

OTHER INCOME
Service charges on deposit accounts                                 504,833         472,429      1,486,695      1,427,783
Investment securities gains, net                                         --             643             --            643
Merchant bankcard processing income                                 851,996         628,013      2,926,616      2,202,427
Gain on sale of government guaranteed loans                          77,518          73,668        269,727        463,819
Fees on mortgage loans sold at origination                          101,367          92,362        262,180        307,944
Retail investment services                                           57,104          56,734        203,766        187,279
Equity in income (loss), net of goodwill
         amortization, from investment in
         ERAS Joint Venture                                          (1,582)         42,086         23,488          5,681
Other income                                                        194,920         146,341        569,474        472,236
                                                                -----------     -----------    -----------    -----------
         TOTAL OTHER INCOME                                       1,786,156       1,512,276      5,741,946      5,067,812
                                                                -----------     -----------    -----------    -----------

OTHER EXPENSE
Salaries and employee benefits                                    1,943,413       1,900,291      5,766,840      5,701,687
Net occupancy expense                                               658,587         658,876      2,015,441      1,939,956
Other expense                                                     1,768,093       1,497,512      5,690,936      4,935,133
                                                                -----------     -----------    -----------    -----------
         TOTAL OTHER EXPENSE                                      4,370,093       4,056,679     13,473,217     12,576,776
                                                                -----------     -----------    -----------    -----------

         INCOME BEFORE INCOME TAX EXPENSE                         1,557,683       1,472,304      5,084,006      4,512,815

INCOME TAX EXPENSE                                                  573,000         534,700      1,875,000      1,635,700
                                                                -----------     -----------    -----------    -----------



                                  (Continued)

                              TIB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                            --------------------    ------------------------------
                                                               2000       1999          2000              1999
                                                            --------    --------    -------------    -------------

         INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
                  ACCOUNTING PRINCIPLE                       984,683     937,604        3,209,006        2,877,115


CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE FOR DEFERRED ORGANIZATION COSTS,
     NET OF TAX BENEFIT OF $28,300                                --          --               --           47,047
                                                            --------    --------    -------------    -------------

         NET INCOME                                         $984,683    $937,604    $   3,209,006    $   2,830,068
                                                            ========    ========    =============    =============


BASIC EARNINGS PER SHARE:
     Income before cumulative effect of change in           $   0.25    $   0.21    $        0.76    $        0.66
         accounting principle
     Cumulative effect of change in accounting principle
          for deferred organization costs, net of tax             --          --               --            (0.01)
                                                            --------    --------    -------------    -------------
     BASIC EARNINGS PER SHARE                               $   0.25    $   0.21    $        0.76    $        0.65
                                                            ========    ========    =============    =============

DILUTED EARNINGS PER SHARE:
     Income before cumulative effect of change in
         accounting principle                               $   0.24    $   0.21    $        0.74    $        0.63
     Cumulative effect of change in accounting principle
         for deferred organization costs, net of tax              --          --               --            (0.01)
                                                            ========    ========    =============    =============
     DILUTED EARNINGS PER SHARE                             $   0.24    $   0.21    $        0.74    $        0.62
                                                            ========    ========    =============    =============



(See notes to consolidated financial statements)

                              TIB FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                                  (UNAUDITED)


                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                                                                                  Income -
                                                                                                   Market
                                                      Comprehensive   Retained      Treasury      Valuation    Common
                                            Total         Income      Earnings       Stock         Reserve     Stock       Surplus
                                         -----------  ------------- -----------   -----------  -------------  --------   ----------

Balance at December 31, 1999             $28,302,158                $21,634,649   $(1,051,472)   $(285,000)   $449,014   $7,554,967

Comprehensive Income
     Net Income                            3,209,006   $ 3,209,006    3,209,006
     Other comprehensive income, net
         of tax expense of  $104,000:
            Net market valuation
         adjustment on securities
         available for sale                  171,000       171,000                                 171,000
                                                       -----------
Comprehensive income                                   $ 3,380,006
                                                       ===========
Exercise of stock options                     93,138                                                             1,581       91,557
Income tax benefit from stock options
         exercised                            21,669                                                                         21,669
Purchase of treasury stock                (5,301,590)                              (5,301,590)
Retirement of treasury stock                      --                 (6,290,562)    6,353,062                  (62,500)
Cash dividends declared, $.315 per
         share                            (1,331,508)                (1,331,508)
                                         -----------                -----------   -----------    ---------    --------   ----------

Balance at September 30, 2000            $25,163,873                $17,221,585  $        --     $(114,000)   $388,095   $7,668,193
                                         ===========                ===========   ===========    =========    ========   ==========




                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive
                                                                                                  Income -
                                                                                                   Market
                                                      Comprehensive   Retained      Treasury      Valuation    Common
                                            Total         Income      Earnings       Stock         Reserve     Stock       Surplus
                                         -----------  ------------- -----------   -----------  -------------  --------   ----------

Balance at December 31, 1998             $26,567,534                $19,328,022   $  (557,788)   $ 150,000    $444,979   $7,202,321

Comprehensive Income
     Net Income                            2,830,068   $ 2,830,068    2,830,068
     Other comprehensive income, net
         of tax benefit of  $237,000:
            Net market valuation
         adjustment on securities
         available for sale                 (312,000)     (312,000)                               (312,000)
                                                       -----------
Comprehensive income                                   $ 2,518,068
                                                       ===========
Exercise of stock options                    143,278                                                             2,367      140,911
Income tax benefit from stock options
         exercised                            30,065                                                                         30,065
Compensation paid thru issuance of
         common stock                        183,337                                                             1,667      181,670
Purchase of treasury stock                  (387,593)                                (387,593)
Cash dividends declared, $.3075 per
         share                            (1,350,643)                (1,350,643)
                                         -----------                -----------   -----------    ---------    --------   ----------
Balance at September 30, 1999            $27,704,046                $20,807,447   $  (945,381)   $(162,000)   $449,013   $7,554,967
                                         ===========                ===========   ===========    =========    ========   ==========

                              TIB FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)


                                                                            FOR THE NINE MONTH PERIOD ENDED
                                                                                     SEPTEMBER 30,
                                                                                2000               1999
                                                                            ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                  $  3,209,006       $  2,830,068
Adjustments to reconcile net income to net cash provided by operating activities:
              Net amortization of investments                                    146,611            158,949
              Amortization of intangible assets                                  132,375            132,904
              Depreciation of premises and equipment                             913,200            906,963
              Write-off of unamortized leasehold improvements                         --            133,546
              Compensation paid thru issuance of common stock                         --            183,337
              Provision for loan losses                                          405,000            420,000
              Cumulative effect of change in accounting principle for
                      organization costs                                              --             75,347
              Deferred income tax provision (benefit)                            (54,129)          (139,104)
              Deferred net loan fees                                            (226,692)           (32,986)
              Investment securities gains, net                                        --               (643)
              Gain (loss) on sale/disposal of premises and equipment              17,224             (6,174)
              Gain on sales of government guaranteed loans, net                 (269,727)          (463,819)
              Decrease in intangible assets                                           --              4,968
              Increase (decrease) in other assets                             (1,379,557)         1,311,543
              Increase in other liabilities                                    1,685,129          1,830,408
              Equity in (income) loss, net of goodwill amortization,
                  from investment in ERAS JV                                     (23,488)            (5,681)
              Other                                                                   --             21,863
                                                                            ------------       ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                        4,554,952          7,361,489
                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                                   --           (230,400)
Purchases of investment securities available for sale                                 --        (16,033,126)
Sales of investment securities available for sale                                     --         13,033,496
Repayments of principal and maturities of investment securities
     available for sale                                                        1,122,517          3,122,831
Maturities of investment securities held to maturity                           4,000,000          4,000,000
Proceeds from sales of government guaranteed loans                            10,521,430          6,945,350
Loans originated or acquired, net of principal repayments                    (39,581,381)       (29,959,282)
Purchases of premises and equipment                                             (646,773)        (2,585,017)
Sales of premises and equipment                                                   28,664             16,213
                                                                            ------------       ------------
              NET CASH USED BY INVESTING ACTIVITIES                          (24,555,543)       (21,689,935)
                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities sold
     under agreements to repurchase                                             (287,972)         1,463,956
Net decrease in demand, money market and savings accounts                     (1,189,413)        (9,131,445)
Time deposits accepted, net of repayments                                     21,416,943         20,404,508
Repayment of short term borrowings                                           (25,659,625)                --
Advances on short term borrowings                                             15,000,000            659,625
Proceeds from issuance of trust preferred                                      8,000,000                 --
Proceeds from issuance of notes payable                                        5,250,000                 --
Proceeds from exercise of stock options                                           93,138            143,278


                                  (continued)

                              TIB FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                            FOR THE NINE MONTH PERIOD ENDED
                                                                                     SEPTEMBER 30,
                                                                                2000               1999
                                                                            ------------       ------------


Treasury stock repurchased                                                    (5,301,590)          (387,593)
Cash dividends paid                                                           (1,385,499)        (1,350,095)
                                                                            ------------       ------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                       15,935,982         11,802,234
                                                                            ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (4,064,609)        (2,526,212)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                      22,164,372         24,701,735
                                                                            ------------       ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                          $ 18,099,763       $ 22,175,523
                                                                            ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
         Interest                                                           $  9,492,835       $  7,971,762
         Income taxes                                                          1,850,000          2,063,741




(See notes to consolidated financial statements)

                              TIB FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999.

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

Major classifications of loans are as follows:

                                                 September 30,     December 31,
                                                     2000              1999
                                                 ------------      ------------
Real estate mortgage loans:
          Commercial                             $160,407,610      $150,370,698
          Residential                              93,016,143        82,786,122
          Construction                             11,287,675         9,182,378
Commercial loans                                   36,413,252        32,358,962
Consumer loans                                      7,902,658         6,569,218
Home equity loans                                  10,907,446         9,346,520
                                                 ------------      ------------
       Total loans                                319,934,784       290,613,898
Net deferred loan fees                                506,485           733,177
                                                 ------------      ------------
       Loans, net of deferred loan fees          $319,428,299      $289,880,721
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

Activity in the allowance for loan losses for the nine months ended September 30, 2000 and September 30, 1999 follows:


                                                     2000              1999
                                                 -----------       -----------
Balance, January 1                               $ 2,996,532       $ 2,517,234
Provision charged to expense                         405,000           420,000
Loans charged off                                     (8,792)          (87,340)
Recoveries of loans previously charged off                --            47,711
                                                 -----------       -----------
Balance, September 30                            $ 3,392,740       $ 2,897,605
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

The amortized cost and estimated market value of investment securities held-to-maturity at September 30, 2000 and December 31, 1999 are presented below:


                                                                       September 30, 2000
                                               -------------------------------------------------------------
                                                Amortized       Unrealized      Unrealized         Market
                                                   Cost           Gains           Losses           Value
                                               -----------      ----------      -----------      -----------

U.S. Treasury securities                       $ 6,099,743      $       --      $     1,644      $ 6,098,099
U.S. Government agencies and corporations       33,164,107              --        1,841,157       31,322,950
Other investments                                1,189,260              --               --        1,189,260
                                               -----------      ----------      -----------      -----------
                                               $40,453,110      $       --      $ 1,842,801      $38,610,309
                                               ===========      ==========      ===========      ===========


                                                                       December 31, 1999
                                               -------------------------------------------------------------
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
                                               ===========      ==========      ===========      ===========

The amortized cost and estimated market value of investment securities available for sale at September 30, 2000 and December 31, 1999 are presented below:


                                                                       September 30, 2000
                                               -------------------------------------------------------------
                                                Amortized       Unrealized      Unrealized         Market
                                                   Cost           Gains           Losses           Value
                                               -----------      ----------      -----------      -----------

U.S. Treasury securities                       $ 7,647,785      $     --        $   131,796      $ 7,515,989
States and political subdivisions                6,231,958        28,239             68,759        6,191,438
Mortgage-backed securities                       1,217,496           152              9,836        1,207,812
                                               -----------      --------        -----------      -----------
                                               $15,097,239      $ 28,391        $   210,391      $14,915,239
                                               ===========      ========        ===========      ===========


                                                                       December 31, 1999
                                               -------------------------------------------------------------
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

The reconciliation of basic earnings per share to diluted earnings per share is as follows:


                                                   Net Earnings   Common Shares   Per Share Amount
                                                   ------------   -------------   ----------------

For the nine months ended September 30, 2000:
    Basic earnings per common share                 $3,209,006      4,222,437          $ .76
    Effect of dilutive stock options                        --        132,521           (.02)
                                                    ----------      ---------          -----
         Diluted earnings per common share          $3,209,006      4,354,958          $ .74
                                                    ==========      =========          =====

For the nine months ended September 30, 1999:
    Basic earnings per common share                 $2,830,068      4,384,051          $ .65
    Effect of dilutive stock options                        --        158,512           (.03)
                                                    ----------      ---------          -----
         Diluted earnings per common share          $2,830,068      4,542,563          $ .62
                                                    ==========      =========          =====




                                                   Net Earnings   Common Shares   Per Share Amount
                                                   ------------   -------------   ----------------

For the three months ended September 30, 2000:
    Basic earnings per common share                 $  984,683      3,880,947          $ .25
    Effect of dilutive stock options                        --        139,284           (.01)
                                                    ----------      ---------          -----
         Diluted earnings per common share          $  984,683      4,020,231          $ .24
                                                    ==========      =========          =====

For the three months ended September 30, 1999:
    Basic earnings per common share                 $  937,604      4,396,954          $ .21
    Effect of dilutive stock options                        --        146,659             --
                                                    ----------      ---------          -----
         Diluted earnings per common share          $  937,604      4,543,613          $ .21
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

Total options granted, exercised, and expired during the nine months ended September 30, 2000 were 0, 15,810 and 16,050, respectively. As of September 30, 2000, 560,550 options for shares were outstanding.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the "Company") as reflected in the unaudited consolidated statement of condition as of September 30, 2000, and statement of income for the three and nine months ended September 30, 2000.

The Company's net income of $984,683 for the third quarter of 2000 was a 5.0% increase compared to $937,604 for the same period last year. The increase in net income is attributed to an increase of $139,913 or 3.4%, in net interest income; an increase of $273,880, or 18.1%, in other income; offset by an increase in other expense of $313,414, or 7.7%; an increase of $15,000 in the provision for loan losses; and an increase in income tax expense of $38,300 or 7.2%.

Net income for the nine months ended September 30, 2000 was $3,209,006 up 13.4% from $2,830,068 for the comparable period in 1999.

Basic and diluted earnings per share for the third quarter of 2000 were $0.25 and $0.24 respectively as compared to $0.21 and $0.21 per share in the previous year's quarter. Basic and diluted earnings per share for the nine months ended September 30, 2000 were $0.76 and $0.74 respectively, compared to $0.65 and $0.62 for the corresponding period ended September 30, 1999. Book value per share increased to $6.48 at September 30, 2000 from $6.44 at December 31, 1999. The Company paid a quarterly dividend of $0.105 per share in each of the first, second and third quarters of 2000, as compared to $0.1025 in each of the first, second and third quarters of 1999.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the nine months ended September 30, 2000 was 15.49% on average equity of $27,621,000, compared to 13.90% on average equity of $27,137,000 for the same period in 1999. Annualized return on average assets of $399,726,000 for the nine months ended September 30, 2000 was 1.07%, compared to 0.97% on average assets of $387,581,000 for the same period in 1999.

Net interest income is one measurement of how management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, notes payable related to Company shares repurchased, trust preferred securities, and other short-term borrowings. Net interest income increased 6.3% to $13.2 million, in the nine months ended September 30, 2000 as compared to the same period last year primarily as a result of a higher level of earning assets. Interest from loans increased to $20.7 million for the first nine months of 2000 compared to $16.8 million for the comparable period last year. The Company's net interest margin increased to 4.85% in the first nine months of 2000 compared to 4.71% in the first nine months of 1999. Despite margins being under pressure on both the asset yield and deposit cost sides, this increase in margins results from the increase in loan outstandings relative to other lower yielding assets.

Provision for loan losses decreased to $405,000 from $420,000 for the first nine months of 2000 compared to the first nine months of 1999. Gross charged off loans for the first nine months were $8,792 with recoveries of $0, resulting in an annualized net charge-off rate of 0.004% of total loans. This compares to net charge offs during the same period last year of $39,629. At September 30, 2000, the Company had aggregate non-accrual loans of $853,421 compared to $69,701 at December 31, 1999. Loans past due 90 days or more and still accruing totaled $2,012,434 and $1,993,343 at September 30, 2000 and December 31, 1999, respectively. These amounts are entirely attributable to the non-guaranteed portion of one individual loan to construct a lumber mill in Northern Florida. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan is collateralized by the business owner's interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. Management believes the value of all assets pledged as collateral for this loan exceeds the unpaid amount. The loan is in the process of foreclosure, and no loss is anticipated. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.90% at September 30, 2000 compared to 0.71% at December 31, 1999.

Other income increased $674,134 to $5,741,946 for the nine month period ended September 30, 2000 from $5,067,812 in the comparable period last year. The increase in non interest income is attributable to an increase of $724,189 in merchant bankcard processing income; a $58,912 increase in service charges on deposit accounts; a $16,487 increase in retail investment services; a $17,807 increase in equity in income (loss), net of goodwill amortization, from the investment in ERAS JV; a $97,238 increase in other income; offset by a decrease of $194,092 in gains on sale of government guaranteed loans; a $643 decrease in net investment security gains; and a $45,764 decrease in fees on mortgage loans sold at origination. Government loan fees result from a relatively small number of significant transactions. The timing of the closing of these transactions will not generally be evenly distributed during the year and, therefore, the revenue recognition from these transactions can vary considerably from period to period.

Other expense increased $896,441 or 7.1% to $13,473,217, in the first nine months of 2000 as compared to the prior year period. The major areas of increased expenses relate to interchange fees for processing merchant bankcard transactions, legal and professional fees, and computer services. Bankcard costs are volume driven and are more than offset by higher revenues reported in Other Income. Specifically, fees for processing these types of transactions increased to $1,831,941 for the nine months of 2000 from $1,318,489 during the comparable period of 1999 for an increase of $513,452. Legal and professional fees increased by $110,200 from the prior period. Computer services increased $60,335 which primarily reflects the costs associated with the larger number and activity in account relationships, and the Company's internet banking product which was introduced in the first quarter of 2000.

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

Total assets at September 30, 2000 were $413,130,448, up from total assets of $392,129,331 at December 31, 1999. Loans net of deferred loan fees increased $29,547,578 to $319,428,299 for the first nine months of 2000 from year end 1999. Also, in the same period, federal funds sold increased $2,831,000, and investment securities decreased $4,994,128.

At September 30, 2000, the Company had $1,424,084 in short-term borrowings compared to $11,712,056 at December 31, 1999. Short-term borrowings at September 30, 2000 include $248,625 in securities sold under agreements to repurchase and $1,175,459 in Treasury tax deposits. Included in short-term borrowings at December 31, 1999, was a $10 million advance from the Federal Home Loan Bank.

The Company entered into an agreement with the Company's largest shareholder effective July 1, 2000, to purchase 525,000 shares of the Company's common stock in exchange for four subordinated debt instruments of the Company totaling $5,250,000. The interest rate on the notes is 13%, with interest payments required quarterly. The principal balance is payable in full on October 1, 2010, the maturity date of the notes. The notes can be prepaid by the Company at par any time after July 1, 2003. The debt issued by the Company qualifies as Tier 2 capital at the holding company level under applicable regulatory capital guidelines.

On September 7, 2000, the Company participated in a pooled offering of trust preferred securities in the amount of $8 million. The Company formed a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The trust invested the proceeds of the trust preferred securities in junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital for federal regulatory purposes.

The Company received notification from the Federal Reserve Bank that the Company's election to become a financial holding company was approved effective August 31, 2000. As a financial holding company, TIB may engage in activities that are financial in nature or incidental to a financial activity.

On October 31, 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. Keys Insurance Agency has three offices in the Keys and offers a full line of commercial and residential coverage as well as life, health and annuities. The purchase price for the agency was $2,200,000. This was comprised of $220,000 in the Company's common stock, $1,650,000 in cash, and $330,000 in cash to be paid over a three year period subject to the agency's ability to achieve certain earning thresholds. The acquisition of the agency is not expected to have a material impact on the financial statements of the Company in the first year of operations.

The Company has entered into an agreement to acquire two branch facilities of Republic Security Bank in Homestead, Florida. The transaction is expected to be completed by the end of the year 2000, subject to receipt of regulatory and other necessary consents. TIB Bank would acquire all loans, deposits, real estate and other fixed assets associated with these two locations. Combined deposits of these branches are approximately $21.4 million as of September 28, 2000.


CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 2000 and December 31, 1999:


                                               Well        Adequately
                                            Capitalized    Capitalized    September 30, 2000   December 31, 1999
                                            Requirement    Requirement          Actual              Actual
                                            -----------    -----------    ------------------   -----------------

Tier 1 Capital (to Average Assets)
     Consolidated                               =>5%            3%                 7.9%               7.3%
     Bank                                       =>5%            3%                 8.8%               7.1%

Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                               =>6%            4%                10.4%               9.4%
     Bank                                       =>6%            4%                11.7%               9.2%

Total Capital (to Risk Weighted Assets)
     Consolidated                               =>10%           8%                13.3%              10.4%
     Bank                                       =>10%           8%                12.8%              10.2%


Management believes, as of September 30, 2000, that the Company and the Bank met all capital requirements to which they are subject. As discussed previously in the Management's Discussion and Analysis section, the Company has included in Tier 1 Capital $8 million in trust preferred securities that were issued in September 2000.


LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $57.6 million at September 30, 2000. Any advances are secured by the Bank's one-to-four family residential mortgage loans. At December 31, 1999, a $10 million advance was outstanding, which matured on January 24, 2000. No advances were outstanding at September 30, 2000.

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


                                                                                  Government
                                                                    Merchant      Guaranteed
                                                   Community        Bankcard    Loans Sales and      All
Nine months ended September 30, 2000                Banking        Processing      Servicing        Other             Totals
------------------------------------             ------------      ----------   ---------------  -----------       ------------

Interest income                                  $ 23,618,302      $       --      $     --      $    70,986       $ 23,689,288
Interest expense                                   10,224,261              --            --          244,750         10,469,011
                                                 ------------      ----------      --------      -----------       ------------
Net interest income                                13,394,041              --            --         (173,764)        13,220,277

Other income                                        2,232,988       2,926,616       355,088          203,766          5,718,458

Equity in income, net of goodwill
         amortization, from investment
         in ERAS JV                                        --              --            --           23,488             23,488

Depreciation and amortization                         858,014          40,455        11,743            2,988            913,200

Other expense                                       9,949,470       2,418,359       200,733          396,455         12,965,017
                                                 ------------      ----------      --------      -----------       ------------

Pretax segment profit                            $  4,819,545      $  467,802      $142,612      $  (345,953)      $  5,084,006
                                                 ============      ==========      ========      ===========       ============

Segment assets                                   $410,674,579      $  105,960      $200,642      $ 2,149,267       $413,130,448
                                                 ============      ==========      ========      ===========       ============


                                                                                  Government
                                                                    Merchant      Guaranteed
                                                   Community        Bankcard    Loans Sales and      All
Nine months ended September 30, 1999                Banking        Processing      Servicing        Other             Totals
------------------------------------             ------------      ----------   ---------------  -----------       ------------

Interest income                                  $ 20,804,084      $       --      $     --      $        --       $ 20,804,084
Interest expense                                    8,341,241              --            --           21,064          8,362,305
                                                 ------------      ----------      --------      -----------       ------------
Net interest income                                12,462,843              --            --          (21,064)        12,441,779

Other income                                        2,126,144       2,202,427       546,281          187,279          5,062,131

Equity in income (loss), net of goodwill
         amortization, from investment
         in ERAS JV                                        --              --            --            5,681              5,681

Depreciation and amortization                         853,810          40,068        11,187            1,898            906,963

Other expense                                       9,642,800       1,824,254       314,942          307,817         12,089,813
                                                 ------------      ----------      --------      -----------       ------------

Pretax segment profit (excluding effect of
         change in accounting principle)         $  4,092,377      $  338,105      $220,152      $  (137,819)      $  4,512,815
                                                 ============      ==========      ========      ===========       ============

Segment assets                                   $370,038,605      $  131,637      $231,037      $ 1,408,618       $371,809,897
                                                 ============      ==========      ========      ===========       ============




                                                                                  Government
                                                                    Merchant      Guaranteed
                                                   Community        Bankcard    Loans Sales and      All
Three months ended September 30, 2000               Banking        Processing      Servicing        Other             Totals
-------------------------------------            ------------      ----------   ---------------  -----------       ------------

Interest income                                  $  8,261,646      $       --      $     --      $    23,835       $  8,285,481
Interest expense                                    3,775,611              --            --          233,250          4,008,861
                                                 ------------      ----------      --------      -----------       ------------
Net interest income                                 4,486,035              --            --         (209,415)         4,276,620

Other income                                          770,459         851,996       108,179           57,104          1,787,738

Equity in income (loss), net of goodwill
         amortization, from investment
         in ERAS JV                                        --              --            --           (1,582)            (1,582)

Depreciation and amortization                         283,249          13,485         3,915            1,063            301,712

Other expense                                       3,294,893         721,374        64,750          122,364          4,203,381
                                                 ------------      ----------      --------      -----------       ------------

Pretax segment profit                            $  1,678,352      $  117,137      $ 39,514      $  (277,320)      $  1,557,683
                                                 ============      ==========      ========      ===========       ============


                                                                                  Government
                                                                    Merchant      Guaranteed
                                                   Community        Bankcard    Loans Sales and      All
Three months ended September 30, 1999               Banking        Processing      Servicing        Other             Totals
-------------------------------------            ------------      ----------   ---------------  -----------       ------------

Interest income                                  $  7,026,550      $       --      $     --      $        --       $  7,026,550
Interest expense                                    2,876,903              --            --           12,940          2,889,843
                                                 ------------      ----------      --------      -----------       ------------
Net interest income                                 4,149,647              --            --          (12,940)         4,136,707

Other income                                          686,204         628,013        99,239           56,734          1,470,190

Equity in income (loss), net of goodwill
         amortization, from investment in
         ERAS JV                                           --              --            --           42,086             42,086

Depreciation and amortization                         296,177          13,356         3,869              772            314,174

Other expense                                       3,123,370         560,524        93,015           85,596          3,862,505
                                                 ------------      ----------      --------      -----------       ------------

Pretax segment profit (excluding effect of
         change in accounting principle)         $  1,416,304      $   54,133      $  2,355      $      (488)      $  1,472,304
                                                 ============      ==========      ========      ===========       ============

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 - Financial Data Schedule (SEC use only)

         (b) Exhibit 99 - Report of Independent Certified Public Accountants

         (c) On July 6, 2000, the Company filed a report on Form 8K with respect to shares repurchased by the Company.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TIB FINANCIAL CORP.


                                        /s/Edward V. Lett
                                        ----------------------------------------
Date: November 14, 2000                    Edward V. Lett
                                           President and Chief Executive Officer


                                        /s/David P. Johnson
                                        ----------------------------------------
                                           David P. Johnson
                                           Senior Vice President and
                                           Chief Financial Officer