Form 10-K405
period 2000-12-31
TIB FINANCIAL CORP
filed 2001-03-30
CIK 1013796

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                                       Commission file number
ended December 31, 2000                                                000-21329

                               TIB FINANCIAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)


Florida                                                               65-0655973
(State of Incorporation)                                        (I.R.S. Employer
                                                             Identification No.)
99451 Overseas Highway
Key Largo, Florida                                                   33037-7808
(Address of Principal Executive Offices)                              (Zip Code)

                                 (305) 451-4660
                         (Registrant's telephone number)

Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act: Common stock, par value $0.10

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2001 was $32,915,393 based on $11.1875 per share as of March 1, 2001.

The number of shares outstanding of issuer's class of common stock at March 1, 2001 was 3,902,860 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2000 fiscal year end are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
                                                           PART I

ITEM 1.           BUSINESS.....................................................................................    1

ITEM 2.           PROPERTIES...................................................................................    9

ITEM 3.           LEGAL PROCEEDINGS............................................................................    9

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.............................................................................    9

                                                           PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS..................................................................   10

ITEM 6.           SELECTED FINANCIAL DATA......................................................................   10

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION.................................................   12

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................................   30

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................   32

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.........................................................................   68

                                                           PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS
                  OF THE REGISTRANT............................................................................   68

ITEM 11.          EXECUTIVE COMPENSATION.......................................................................   68

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT.............................................................   68

ITEM 13.          CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS.........................................................................   68

                                                           PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K......................................................................   69

SIGNATURES        .............................................................................................   70

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

                                     PART I

ITEM 1. BUSINESS

TIB Financial Corp. (the "Company"), Key Largo, Florida, was incorporated as a Florida business corporation in February 1996, for the purpose of becoming a bank holding company by acquiring all of the common stock of TIB Bank of the Keys (the "Bank"), Key Largo, Florida. Following the receipt of approval from the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Company became a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act") upon the acquisition of all of the Common Stock of the Bank on August 31, 1996. Effective August 31, 2000, the Company became a financial holding company.

The Company is authorized to engage in any activity permitted by law to a Florida corporation, subject to applicable Federal regulatory restrictions on the activities of financial holding companies.

The Bank was incorporated under the laws of the State of Florida on December 28, 1973, for the purpose of conducting the business of commercial banking. The Bank commenced commercial banking operations on February 1, 1974. The deposits at the Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC").

The Bank conducts a general commercial banking business in its primary service area of Monroe County and Dade County, Florida, emphasizing the banking needs of individuals, professionals and business customers. The Company and the Bank conduct business from the main office of the Bank located at 99451 Overseas Highway, Key Largo, Florida 33037. The Bank also conducts business from its other twelve branch locations throughout the Florida Keys from Key Largo to Key West and South Miami-Dade County Florida.

The principal business of the Bank is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. As of December 31, 2000, the Bank had total assets of approximately $439.3 million, total deposits of approximately $392.4 million and total shareholders' equity of approximately $26.2 million.

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

The Bank seeks to concentrate its deposits and loan efforts within Monroe and South Miami-Dade Counties, Florida, its primary service area. The primary factors in competing for deposits are interest rates, the range of financial services offered, service, convenience of office locations and flexible office hours. Direct competition for such deposits comes from other commercial banks, savings institutions, credit unions, brokerage firms and money market funds.

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

The Bank's loan portfolio at December 31, 2000 contained approximately 81% real estate mortgage loans, 12% commercial loans, 3% consumer loans, and 4% home equity loans. The Bank's gross loan to deposit ratio at December 31, 2000 was approximately 80.4%.

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

The Company has a 30% interest in ERAS JV, a company that specializes in cash item processing for depository institutions and customized software for the financial services industry. In October 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) has three offices in the Florida Keys and brokers a full line of commercial and residential hazard insurance coverages as well as life and health insurance and annuities.

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

EMPLOYEES

As of December 31, 2000, the Bank employed 193 full-time employees and 13 part-time employees, and the insurance agency employed 17 full-time employees and one part-time employee. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. The Company and its subsidiaries are not a party to any collective bargaining agreement, and management believes the Company and its subsidiaries enjoy satisfactory relations with its employees.

SUPERVISION AND REGULATION

REGULATION OF THE BANK. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC, and also to the regulations of the Florida Department of Banking and Finance (the "DBF") and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, branching, issuances of securities, payment of dividends, payment of interest rates, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service. Florida law permits banks to branch on a statewide basis. Therefore, the Bank has the ability to expand from its market presence in Monroe and Miami-Dade counties into other markets in Florida.

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

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. At December 31, 2000, the Bank exceeded the minimum Tier 1, risk-based and leverage capital ratios. The table which follows set forth certain capital information for the Bank as of December 31, 2000.

                                CAPITAL ADEQUACY
                             (Dollars in thousands)
                                December 31, 2000

                                 Amount      Percent
                                --------     -------
Leverage Ratio:

     Actual                     $ 33,339       8.2%
     Minimum Required (1)       $ 12,243       3.0%

Risk-Based Capital:

Tier 1 Capital
     Actual                     $ 33,339      10.4%
     Minimum Required           $ 12,810       4.0%

Total Capital

     Actual                     $ 36,607      11.4%
     Minimum Required           $ 25,620       8.0%

(1) Represents the highest regular minimum requirement. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio. See below regarding the consequences of failing to meet specified capital standards.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions which established among other things, the following five capital standard categories for depository institutions: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued uniform regulations, which, among other things, define the capital levels described above. Under the regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An "undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 3%. A "significantly undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3% and a bank is "critically undercapitalized" if the bank has a leverage ratio equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 2000, the Bank met the definition of a "well capitalized" institution.

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

REGULATION OF THE COMPANY. The Company is a bank holding company within the meaning of the Act. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such additional information as the Board may require pursuant to the Act. The Federal Reserve may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Federal Reserve prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank or merging with another bank holding company.

Recent legislation has significantly increased the right of an eligible bank holding company, called a "financial holding company," to engage in a full range of financial activities, including insurance and securities activities, as well as merchant banking and other financial services. On August 31, 2000, the Federal Reserve Bank approved the Company's election to become a financial holding company. The Company thus has expanded financial affiliation opportunities as long as the Bank remains a "well-capitalized" and well-managed" depository institution and has at least a "satisfactory" rating under the Community Reinvestment Act of 1997 (the "CRA"). As of December 31, 2000, the Bank met all three criteria for the Company's continued qualification as a financial holding company.

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

The Company and the Bank are subject to the provisions of the CRA and the federal banking agencies' regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

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

On November 12, 1999, the Gramm-Leach-Bliley Act was enacted which reforms and modernizes certain areas of financial services regulation. As discussed above, the law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker," and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of Community Reinvestment Act activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the Community Reinvestment Act ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under an expanded authority conferred by the law. The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the law identifies as financial in nature or that the Federal Reserve Board has determined to be financial in nature or incidental thereto by order or regulation. The law retains the basic structure of the Bank Holding Company Act. Thus, a bank holding company that is not eligible for the expanded powers of a financial holding company, is subject to the provisions of the Bank Holding Company Act which limits the activities that are authorized and defined as closely related to banking activities. The law also addresses the consequences of when a financial holding company that has exercised the expanded authority fails to maintain its eligibility to be a financial holding company. The Federal Reserve Board may impose such limitations on the conduct or activities of a noncompliant financial holding company or any affiliate of that company as the Board determines to be appropriate under the circumstances and consistent with the purposes of the law.

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

FDIC INSURANCE ASSESSMENTS

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized (b) adequately capitalized and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Based on the Bank's risk classification, the Bank was not required to pay an assessment for deposit insurance in 2000, nor will it be required to pay a deposit insurance assessment in 2001. The Bank was required to pay the special interim Bank Insurance Fund Financing Corporation ("FICO") assessments in 2000 and will also be required to pay this assessment in 2001. During the fourth quarter of 2000, the annualized rate for this assessment was .0212 percent of Bank deposits, and for the first quarter of 2001, the annualized rate will be
 .0196 percent.

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

The Bank's other eleven branches are located at 600 North Homestead Boulevard in Homestead; 831 NE 8th Street in Homestead; 777 North Krome Avenue in Homestead; 103330 Overseas Highway in Key Largo; 91980 Overseas Highway in Tavernier; 80900 Overseas Highway in Islamorada; 11401 Overseas Highway in Marathon Shores; 2348 Overseas Highway in Marathon; 30400 Overseas Highway in Big Pine Key; 330 Whitehead Street in Key West; and 3618 N. Roosevelt Drive in Key West, Florida. The main office and branch properties are owned by the Bank, with the exception of the 831 NE 8th Street location which is leased.

The Bank also owns three other properties. The Bank owns a one-story building containing approximately 5,000 square feet on a one-half acre lot located at 100210 Overseas Highway, Key Largo. This building is partly leased to another business and the remainder of the building is used by the Company as a training center and office space. The Bank owns a three-story building at 228 Atlantic Boulevard, Key Largo, Florida, consisting of approximately 3,000 square feet that is utilized by the Bank primarily for the loan operations, human resources and marketing departments. The Bank also owns a building located at 28 N.E. 18th Street in Homestead that is used for office space.

The insurance agency leases its three locations located at 98150 Overseas Highway in Key Largo; 5800 Overseas Highway in Marathon; and 805 Peacock Plaza in Key West.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

As of December 31, 2000, there were 386 registered shareholders of record and 3,902,410 shares of the Company's common stock outstanding. On June 18, 1997, the Company's $0.10 par value common Stock became listed on the Nasdaq National Market System under the symbol "TIBB." Prior thereto, the Company's common stock had not been traded on an established trading market, so there had been limited trading. The following table sets forth, for the periods indicated, the high and low sale prices per share for the Company's common stock on the Nasdaq National
Market:

Quarter Ended                2000                    1999
                  ----------------------------------------------
                       High        Low         High         Low
----------------------------------------------------------------
March 31             $11.00       $9.50       $11.63      $10.38
June 30               10.31        8.63        12.13        9.75
September 30          11.50        9.88        11.00        9.25
December 31           11.00        9.13        11.75        9.50

For the year ended December 31, 2000, the Company paid cash dividends to shareholders in the amount of $.105 per share for the first three quarters and $.1075 per share for the last quarter ($.4225 in the aggregate). For the year ended December 31, 1999, the Company paid cash dividends to shareholders in the amount of $.1025 per share for the first three quarters and $.105 per share for the last quarter ($.4125 in the aggregate). The only source of funds presently available to the Company for the payment of cash dividends is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the appropriate regulatory authorities. Information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in Note 12 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof. The Company expects that comparable cash dividends will continue to be paid in the future, although no assurance can be given that further dividends will be declared by the Company, or if declared, what the amount of the dividends will be.

In the fourth quarter of 1998 the Company purchased 50,000 shares of common stock through one of its market makers at an average price of $11.16 per share. Also, the Company authorized the purchase of an additional 50,000 shares beginning in the first quarter of 1999. In 1999, 45,000 of these shares were repurchased at an average price of $10.97 per share. The remaining 5,000 shares were repurchased in the first quarter of 2000 at an average cost of $10.32. In July 2000, the Company repurchased 525,000 shares of common stock from the Company's largest shareholder at a cost of $10 per share.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. During 1996, TIB Financial Corp. ("Company") was formed providing for a reorganization whereby TIB Bank of the Keys ("Bank") became a wholly-owned subsidiary of the Company. The transaction was accounted for on a historical cost basis similar to a pooling of interest and, accordingly, the following selected consolidated financial data was prepared as if the reorganization occurred January 1, 1996. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                                                                    AS OF DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data                                            2000            1999          1998           1997            1996
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                              $   439,320     $  392,129     $  355,476    $   277,959    $   241,051
Investment Securities                                          69,208         60,362         66,001         54,690         50,878
Gross Loans                                                   315,574        290,614        246,668        186,279        165,151
Allowance for loan losses                                       3,268          2,997          2,517          2,202          1,930
Deposits                                                      392,427        346,904        325,057        248,822        204,984
Stockholders' Equity                                           26,237         28,302         26,568         24,564         22,621


                                                                                                          YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------------------

Statement of Income Data                                      2000           1999            1998           1997           1996
---------------------------------------------------------------------------------------------------------------------------------
Interest income                                                32,189         27,906         23,706         20,558         18,503
Interest expense                                               14,775         11,299          9,915          7,876          6,507
Net interest income                                            17,414         16,607         13,791         12,682         11,996
Provision for loan losses                                         332            540            360            300            240
Net interest income after provision for loan losses            17,082         16,067         13,431         12,382         11,756
Non-interest income                                             7,638          7,167          6,376          5,319          3,784
Non-interest expense                                           18,035         16,741         14,480         12,776         10,748
Income tax expense                                              2,463          2,327          1,886          1,719          1,589
Cumulative effect of change in accounting                          --
         principle, net of tax benefit                                            47             --             --             --
Net Income                                                      4,222          4,119          3,441          3,206          3,203

Per Share Data (1)
---------------------------------------------------------
Book value per share at year end                          $      6.72    $      6.44    $      6.04    $      5.62    $      5.23
Basic earnings per share                                         1.02           0.94           0.78           0.74           0.75
Diluted earnings per share                                       0.99           0.91           0.74           0.70           0.72
Basic weighted average common equivalent shares
         outstanding                                        4,140,234      4,388,336      4,415,949      4,354,547      4,280,712
Diluted weighted average common equivalent shares
         outstanding                                        4,274,155      4,543,784      4,624,380      4,602,375      4,424,676
Dividends declared                                        $    0.4225    $    0.4125    $    0.4025    $      0.40    $      0.39


Ratios                                                           2000           1999           1998           1997           1996
---------------------------------------------------------------------------------------------------------------------------------
Return on average assets                                         1.05%          1.07%          1.10%          1.25%          1.40%
Return on average equity                                        15.54%         15.05%         13.31%         13.52%         15.89%
Average equity/average assets                                    6.74%          7.11%          8.23%          9.22%          8.79%
Net interest margin                                              4.74%          4.78%          4.88%          5.42%          5.83%
Dividend payout ratio                                           41.43%         43.95%         51.65%         54.33%         52.12%
Non-performing assets/total loans and other real
         estate                                                  0.80%          0.71%          0.21%          0.15%          0.26%
Allowance for loan losses/total loans                            1.04%          1.03%          1.02%          1.18%          1.17%
Allowance for loan losses/nonperforming assets                 129.85%        145.25%        483.28%        806.73%        448.84%
Non-interest expense/net interest income and
         non-interest income                                    71.99%         70.42%         71.80%         70.98%         68.11%

(1) Stock splits in 1997 and 1996 have been retroactively reflected in the per share data and weighted-average common equivalent and diluted shares outstanding as if they occurred January 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

During 1996, TIB Financial Corp. ("Company") was formed providing for a reorganization whereby TIB Bank of the Keys ("Bank") became a wholly-owned subsidiary of the Company. The transaction was accounted for on a historical cost basis similar to a pooling of interests and, accordingly, Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements have been restated to reflect the reorganization as occurring at the beginning of the first period presented. In 1997, the Bank formed two subsidiaries, the first on June 13, 1997, when the Bank acquired the assets of Small Business Consultants, Inc., a Florida corporation specializing in the government guaranteed loan consulting business. On July 31, 1997, the Bank formed TIB Investment & Insurance Center, Inc. for the purpose of selling investment products to the public. The Company has a 30% interest in ERAS JV, a joint venture computer software, item processing, and network management company. ERAS JV currently processes the cash items and provides network management services for the bank.

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

During 2000, the Company participated in two significant capital transactions and completed two acquisitions. The first capital transaction was with the Company entering into an agreement with the Company's largest shareholder effective July 1, 2000, to purchase 525,000 shares of the Company's common stock in exchange for four subordinated debt instruments of the Company totaling $5,250,000. The interest rate on the notes is 13%, with interest payments required quarterly. The principal balance is payable in full on October 1, 2010, the maturity date of the notes. The notes can be prepaid by the Company at par any time after July 1, 2003. The debt issued by the Company qualifies as Tier 2 capital at the holding company level under applicable regulatory capital guidelines. The stock acquired in this transaction along with the shares of treasury stock already repurchased, were retired. The primary effect of this transaction was a reduction in retained earnings of the Company by $6,290,562. The Company believes the negative effect on earnings due to the interest expenses from these notes is more than offset by the long term anti-dilutive benefits to the remaining shareholders.

The second capital transaction occurred on September 7, 2000, when the Company participated in a pooled offering of trust preferred securities in the amount of $8 million. The Company formed TIBFL Statutory Trust I, a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital for federal regulatory purposes (see Item 1 above). This transaction allows the Company the capital to grow and pursue limited acquisition opportunities without the dilutive effect of other capital sources. Again the Company has incurred additional interest expense which is offset by investable cash and the further opportunities afforded from being able to report this obligation as Tier 1 capital.

The first acquisition was consummated on October 31, 2000, when the Company purchased Keys Insurance Agency of Monroe County, Inc. Keys Insurance Agency has three offices in the Keys and offers a full line of commercial and residential coverage as well as life, health and annuities. The purchase price of the agency was $2,200,000. This was comprised of $220,000 in the Company's common stock, $1,650,000 in cash, and $330,000 in cash to be paid over a three year period subject to the agency's ability to achieve certain earnings thresholds. The acquisition of the agency is not expected to have a material impact on the financial statements of the Company in the first year of operation. This transaction entailed the booking of $2.2 million in goodwill since, as is commonly the case, the insurance agency had relatively little in tangible assets.

The other significant increase in intangible assets came from the second acquisition. On December 18, 2000, the Bank acquired from Republic Security Bank two branch banks in South Miami-Dade County, Florida. One branch was a stand alone facility and the other was an in store branch in an Albertson's market. Loans, principally residential real estate, in the amount of $8.1 million were acquired along with $22.4 million in deposit liabilities. The premium paid for the deposits averaged 6.7% and resulted in a core deposit intangible to be recorded in the amount of $1.5 million.

Also of importance in December 2000 was the securitization of approximately $23 million in first mortgage adjustable rate residential loans by the bank. The effect of this transaction was to remove this amount from the loan section of the balance sheet and increase the amount in investment securities available for sale. This enhanced the liquidity of these assets and added a Freddie Mac guarantee to their eventual collection. Further, this allowed the provision for loan losses to be decreased relative to prior years since a significant amount of loans were removed.

The Company received notification from the Federal Reserve Bank that the Company's election to become a financial holding company was approved effective August 31, 2000. As a financial holding company, the Company may engage in activities that are financial in nature or incidental to a financial activity.

On February 15, 2001, the Bank purchased property at 850 6th Avenue N., in Naples Florida. It is intended that this property which cost $2,267,000 will be converted to an ownership interest in the first floor of an office building located on this site. This facility will be operated as a bank branch and is expected to be completed in early 2002. Two other branch locations in the southwest Florida market have been leased and are expected to be opened in 2001.

PERFORMANCE OVERVIEW

The Company achieved record net income of $4.2 million in 2000 representing a $104,000 or a 2.5% increase over the prior year. Management attributes the results to a 15.4% increase in interest income primarily caused by strong loan growth, along with a 6.6% increase in non-interest income, offset by a 30.8% increase in interest expense, and a 7.7% increase in non-interest expenses. Net income of $4.1 million in 1999 represented a $678,000 or 19.7% increase over 1998.

Basic earnings per share for 2000 was $1.02 compared to $.94 in 1999. Basic weighted-average common equivalent shares outstanding in 2000 were 4,140,234 compared to 4,388,336 in 1999. This decrease resulted from the Company stock repurchases, which were partially offset by the exercise of stock options.

Diluted earnings per share for 2000 was $0.99 compared to $0.91 in 1999. Diluted weighted-average common equivalent shares outstanding in 2000 were 4,274,155 compared to 4,543,784 in 1999.

Total assets of the Company at December 31, 2000 were $439.3 million compared to $392.1 million at the previous year end, reflecting an increase of 12.0%. Asset growth was funded by an increase in deposits of 13.1%, or $45.5 million in 2000. The Company's total loan volume increased 8.6%, or $25.0 million, to $315.6 million at year end 2000 compared to $290.6 million at December 31, 1999. In December 2000, $23 million in first mortgage adjustable rate residential loans were securitized by the Bank. The effect of this transaction was to remove this amount from the loan section of the balance sheet and increase the amount in investment securities available for sale.

Net interest income in 2000 increased 4.9%, or $808,000, to $17.4 million from $16.6 million reported in 1999. The Company's interest margin declined from 4.78% to 4.74%. This decline resulted from the Company's decision to remain aggressive in a competitive deposit and loan market. Non-performing assets increased to 0.80% of total loans at December 31, 2000 from 0.71% at year end 1999. Non-interest income increased $470,000 to $7.6 million in 2000. The increase in other income is attributed to an increase of $863,000 in merchant bankcard processing income; an increase of $102,000 in service charges on deposit accounts; a $142,000 increase in other income; a $61,000 increase in fees on mortgage loans sold at origination; a $42,000 increase in commissions on retail investment services; a $154,000 increase in commissions on sales by Keys Insurance Agency, Inc.; a $147,000 decrease from equity in income, net of goodwill amortization, from the Company's investment in ERAS Joint Venture; a $435,000 decrease in gain on sale of government guaranteed loans; and a $312,000 decrease in gain on sale of insurance company option.

Net interest income in 1999 increased 20.4%, or $2.8 million, to $16.6 million from $13.8 million reported in 1998.

The Company experienced an increase in non-interest expenses of $1.3 million in 2000, or 7.7 % over 1999. The major area of increased expenses relate to interchange fees and other expenses for processing merchant bankcard transactions.

RESULTS OF OPERATIONS

The following table summarizes the balance sheet and results of operations including selected financial performance ratios of the Company for the three years ended December 31:

DOLLARS IN THOUSAND, EXCEPT PER SHARE DATA                                                AS OF DECEMBER 31,
------------------------------------------------------------------------------------------------------------
Balance Sheet Data                                                   2000            1999            1998
------------------------------------------------------------------------------------------------------------
Total Assets                                                     $   439,320     $   392,129     $   355,476
Investment Securities                                                 69,208          60,362          66,001
Gross Loans                                                          315,574         290,614         246,668
Allowance for loan losses                                              3,268           2,997           2,517
Deposits                                                             392,427         346,904         325,057
Stockholders' Equity                                                  26,237          28,302          26,568

                                                                                     YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------

Statement of Income Data                                              2000           1999            1998
------------------------------------------------------------------------------------------------------------
Interest income                                                  $    32,189     $    27,906     $    23,706
Interest expense                                                      14,775          11,299           9,915
Net interest income                                                   17,414          16,607          13,791
Provision for loan losses                                                332             540             360
Net interest income after provision for loan losses                   17,082          16,067          13,431
Non-interest income                                                    7,638           7,167           6,376
Non-interest expense                                                  18,035          16,741          14,480
Income tax expense                                                     2,463           2,327           1,886
Cumulative effect of change in accounting principle,
         net of tax benefit                                               --              47              --
Net Income                                                             4,222           4,119           3,441

Per Share Data (1)
------------------------------------------------------------
Book value per share at year end                                        6.72            6.44            6.04
Basic earnings per share                                                1.02            0.94            0.78
Diluted earnings per share                                              0.99            0.91            0.74
Basic weighted average common equivalent shares
         outstanding                                               4,140,234       4,388,336       4,415,949
Diluted weighted average common equivalent shares
         outstanding                                               4,274,155       4,543,784       4,624,380
Dividends declared                                               $    0.4225     $    0.4125     $    0.4025

                                                                                      YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
Ratios (1)                                                             2000            1999            1998
-------------------------------------------------------------------------------------------------------------
Return on average assets                                                1.05%           1.07%           1.10%
Return on average equity                                               15.54%          15.05%          13.31%
Average equity/average assets                                           6.74%           7.11%           8.23%
Net interest margin                                                     4.74%           4.78%           4.88%
Dividend payout ratio                                                  41.43%          43.95%          51.65%
Non-performing assets/total loans and other real
         estate                                                         0.80%           0.71%           0.21%
Allowance for loan losses/total loans                                   1.04%           1.03%           1.02%
Non-interest expense/net interest income and
         non-interest income                                           71.99%          70.42%          71.80%

(1)      Averages are derived from daily balances.

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

The prime rate began 2000 at 8.5% and by June it had risen to 9.5% due to changes in the Federal Funds Rate which were matched by all the major banks in the key lending rate. The majority of the Bank's loans are tied to the Prime Rate and most of those reset within every six months. Therefore 2000 saw increasing yields in the loan portfolio which were matched by increased funding costs. The average yield on interest earning assets rose 73 basis points in 2000 to 8.73% from 8.00% in 1999. The average cost of interest bearing deposits rose from 4.05% in 1999 to 4.87% in 2000 or 82 basis points. However, the interest cost resulting from the note given in exchange for the stock repurchase and the interest cost from the issuance of trust preferred securities increased the rate of all interest-bearing liabilities so that the interest rate spread decreased 22 basis points, from 3.94% in 1999 to 3.72% in 2000. A small decrease in nonearning assets and a small increase in non-interest bearing liabilities helped to keep the decrease in net interest margin to only 4 basis points, from 4.78% in 1999 to 4.74% in 2000.

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

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of assets; the average balances, interest expense and average rate by major categories of liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 2000, 1999 and 1998.

AVERAGE BALANCE SHEETS

                                                2000                            1999                          1998
                                               -------                         -------                       -------
                                   AVERAGE     INCOME/    YIELDS   AVERAGE     INCOME/   YIELDS   AVERAGE    INCOME/    YIELDS
(Dollars in thousands)             BALANCES    EXPENSE    RATES    BALANCES    EXPENSE   RATES    BALANCES   EXPENSE    RATES
                                   --------    -------    ------   --------    -------   ------   --------   -------    ------
ASSETS
   Interest-earning assets:
      Loans (1)                    $307,511     28,394    9.23%   $264,124     22,926    8.68%   $205,319   $ 18,746    9.13%
      Investment securities-
        taxable                      49,494      3,015    6.09%     62,321      3,741    6.00%     59,136      3,676    6.22%
      Investment securities-
         tax exempt (2)               6,380        486    7.61%      7,044        562    7.98%      9,929        851    8.57%
      Interest bearing deposits
         in other banks                  63          4    6.26%      6,494        316    4.86%         --         --      --
     Federal funds sold               7,275        456    6.27%     11,420        552    4.84%     14,060        721    5.13%
                                   -------------------            -------------------            -------------------
Total interest-earning assets       370,723     32,355    8.73%    351,403     28,097    8.00%    288,444     23,994    8.32%
                                   -------------------            -------------------            -------------------

Non-interest-earning assets:
   Cash and due from banks           12,948                         14,925                         11,196
   Investment in ERAS                   995                            809                            165
   Premises and equipment, net       14,176                         13,105                         10,295
   Allowances for loan losses        (3,243)                        (2,751)                        (2,347)
   Other assets                       7,705                          7,321                          6,466
                                   --------                       --------                       --------
Total non-interest earning assets    32,581                         33,409                         25,775
                                   --------                       --------                       --------
Total assets                       $403,304                       $384,812                       $314,219
                                   ========                       ========                       ========

LIABILITIES & STOCKHOLDERS'
EQUITY
   Interest-bearing liabilities:
     Interest bearing deposits:
     NOW accounts                  $ 34,814        508    1.46%   $ 35,247        436    1.24%   $ 32,198        459    1.43%
     Money market                   112,519      5,957    5.29%    123,506      5,149    4.17%     99,567      4,832    4.85%
     Savings deposits                22,719        524    2.31%     25,893        610    2.36%     23,005        570    2.48%
     Other time deposits            116,107      6,938    5.98%     91,666      4,983    5.44%     70,671      3,976    5.63%
                                   -------------------            -------------------            -------------------
Total interest-bearing deposits     286,159     13,927    4.87%    276,312     11,178    4.05%    225,441      9,837    4.36%

   Other interest-bearing
     liabilities:
   Other borrowings                     114         14   12.25%        422         37    8.68%         --         --      --
   Notes payable                      2,639        350   13.25%         --         --      --          --         --      --
   Short-term borrowings              3,306        213    6.45%      1,685         84    4.99%      1,609         78    4.85%
                                   -------------------            -------------------            -------------------
Total interest-bearing liabilities  292,218     14,504    4.96%    278,419     11,299    4.06%    227,050      9,915    4.37%
                                   -------------------            -------------------            -------------------

Trust preferred securities            2,536        272   10.71%         --         --      --          --         --      --

Non-interest bearing liabilities
     and stockholders' equity:
   Demand deposits                   76,089                         74,806                         58,058
   Other liabilities                  5,298                          4,223                          3,248
   Stockholders' equity              27,163                         27,364                         25,863
                                   --------                       --------                       --------
Total non-interest bearing
    liabilities and
    stockholders' equity            108,550                        106,393                         87,169
                                   --------                       --------                       --------
Total liabilities and
    stockholders' equity           $403,304                       $384,812                       $314,219
                                   ========                       ========                       ========
Interest rate spread                                      3.72%                          3.94%                          3.95%
                                                         =====                          =====                          =====
Net interest income                           $ 17,579                       $ 16,798                       $ 14,079
                                              ========                       ========                       ========
Net interest margin (3)                                   4.74%                          4.78%                          4.88%
                                                         =====                          =====                          =====

(1) Average loans include non-performing loans. Interest on loans includes loan fees of $58,494 in 2000, $140,590 in 1999 and $74,966 in 1998.
(2) Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

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

                                                2000 compared to 1999 (1)               1999 compared to 1998 (1)
                                                     Due to changes in                      Due to changes in
                                         -------------------------------------------------------------------------------
(In thousands)                                                          Net                                       Net
                                          Average       Average      Increase      Average       Average       Increase
INTEREST INCOME                           Volume         Rate       (Decrease)      Volume         Rate       (Decrease)
------------------------------------------------------------------------------------------------------------------------
Loans                                    $ 3,946       $ 1,522       $ 5,468       $ 5,143       $  (963)      $ 4,180
Investment Securities (2)                   (844)           42          (802)           20          (244)         (224)
Interest bearing deposits in
    other banks                             (383)           71          (312)          316            --           316
Federal Funds sold                          (233)          137           (96)         (130)          (39)         (169)

                                         -------------------------------------------------------------------------------
Total interest income                      2,486         1,772         4,258         5,349        (1,246)        4,103
                                         -------------------------------------------------------------------------------

INTEREST EXPENSE

NOW Accounts                                  (5)           77            72            41           (64)          (23)
Money Market                                (487)        1,295           808         1,056          (739)          317
Savings deposits                             (73)          (13)          (86)           69           (29)           40
Other time deposits                        1,425           530         1,955         1,145          (138)        1,007
Other borrowings                             (34)           11           (23)           37            --            37
Notes payable                                350            --           350            --            --            --
Trust preferred securities                   272            --           272            --            --            --
Short-term borrowings                         99            30           129             4             2             6

                                         -------------------------------------------------------------------------------
Total interest expense                     1,547         1,930         3,477         2,352          (968)        1,384
                                         -------------------------------------------------------------------------------

Change in net interest income            $   939       $  (158)      $   781       $ 2,997       $  (278)      $ 2,719
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

NON-INTEREST INCOME

The following table presents the principal components of non-interest income for the years ended December 31, 2000, 1999, and 1998.

(In thousands)                                                          2000              1999              1998
------------------------------------------------------------------------------------------------------------------
Credit card processing income                                         $  3,691          $  2,828          $  2,174
Insurance agency sales commissions                                         154                --                --
Gross gains on sales of government guaranteed loans                        270               704               988
Fees on mortgage loans sold at origination                                 400               339               461
Equity in income (loss), net of goodwill amortization,
    from investment in ERAS Joint Venture                                   32               179                (1)
SBA servicing income                                                       116               106                94
Service charge income                                                    2,054             1,951             1,732
Gain on sale of insurance company option                                    --               312                --
Net gains on sales of investment securities                                 --                 1               131
Retail investment services income                                          272               230               419
Debit card income                                                          222               172               104
Other                                                                      427               345               274
                                                                      --------------------------------------------
Total non-interest income                                             $  7,638          $  7,167          $  6,376
                                                                      ============================================

The Company's continued emphasis on non-interest income remains a primary focus. Over the past three years, the Company has increased non-interest income from $6.4 million to $7.6 million or approximately 19.8%. The 2000 growth in non-interest income of $471,000 over 1999 resulted from the Company's sources of this income coming from a broad range of individual profit centers that can grow in total even when unique factors can limit the results from some areas. Specifically, gains on sales of government guaranteed loans decreased due to several factors including the low premiums being offered for certain types of loans due to high historical prepayment rates. Also, the insurance company option sold in 1999 was a one time event and therefore was not repeated in 2000. More than offsetting these items were the continuing expansion of the merchant credit card processing business and the commission income from the last two months in 2000 in which the Company owned Keys Insurance Agency.

The Bank began a program to originate and sell conforming fixed rate residential mortgages to the secondary market in late 1994 and the Bank generated over $50 million in residential mortgages in 1998, 1999 and 2000. Approximately 60% of the annual volume was conforming fixed rate residential loans that were sold immediately to the secondary market. Approximately 40% of the annual production represents conforming adjustable rate loans that are placed in the Bank's portfolio. This represents a shift from prior years as the inverted yield curve caused more customers to opt for fixed rate loans since the pricing was similar to adjustable rate products. The Bank originates these loans utilizing industry standards for documentation and procedures in order for them to be suitable for sale as a back-up source for liquidity. In 1999 and 2000 none was sold, however, approximately $23 million of seasoned adjustable rate loans were securitized in 2000. The Bank retained this security interest so that most of this yield will benefit the Company in the future.

NON-INTEREST EXPENSES

The following table represents the principal components of non-interest expenses for the years ended December 31, 2000, 1999, and 1998.

(In thousands)                                       2000              1999              1998
----------------------------------------------------------------------------------------------
Salary and employee benefits                      $  7,854          $  7,592          $  7,159
Net occupancy expense                                2,718             2,634             2,248
Merchant bank card expenses                          2,746             2,085             1,592
Accounting, legal, and other professional              587               483               510
Computer services                                    1,422             1,395               861
Postage, courier and armored car                       456               421               325
Marketing and community relations                      565               458               496
Operating supplies                                     390               426               398
Directors' fees                                        169               160               152
FDIC and state assessments                             147               109                90
Charge-off of unamortized leasehold
    improvements                                        --               134                --
Amortization of intangibles                            207               177                96
Other operating expenses                               774               667               553
                                                  --------------------------------------------
Total non-interest expenses                       $ 18,035          $ 16,741          $ 14,480
                                                  ============================================

Over the past three years the Company has opened additional locations and hired appropriate additional personnel to build an infrastructure which will enhance the Bank's customer service and facilitate growth. The Company experienced an increase in non-interest expenses of $1.3 million in 2000, or 7.7% over 1999. The majority of this increase related to the cost involved to process merchant credit cards and was more than offset by the income derived from this activity. Some of the salary and benefit increase, $134,000, is due to the two months which the Company owned Keys Insurance Agency at the end of 2000.

The Company experienced an increase in non-interest expenses of $2.3 million in 1999, or 15.6% over 1998. The major areas of increased expenses related to merchant bank card expenses for processing merchant bankcard transactions, computer services, supplies, amortization of purchased deposits, charge-off of unamortized leasehold improvements, and the additional operating costs, including salary and employee benefits, associated with the new branches established in July 1998 and September 1998. Bankcard costs are volume driven and are more than offset by higher revenues reported in other income. Computer services and supplies reflect the costs associated with the larger number and activity in account relationships and approximately $41,000 in Y2K preparedness testing. The premium paid in the acquisition of the branch deposits in Homestead required $145,000 in current charges to intangible amortization expense for the year ended December 31, 1999, compared to $36,000 in 1998. Finally, there was a $134,000 charge taken in the second quarter of 1999 related to the write-off of the unamortized leasehold improvements associated with the leased facility that was abandoned upon the opening of the newly constructed branch in Key West.

PROVISION FOR INCOME TAXES

The provision for income taxes includes federal and state income taxes. The effective income tax rates for the years ended December 31, 2000, 1999 and 1998 were 36.8%, 35.8%, and 35.4%, respectively. The fluctuations in effective tax rates reflect the effect of the differences in deductibility of certain expenses.

LOAN PORTFOLIO

The Company is located in the Florida Keys and south Miami-Dade County and the region's primary industry is tourism. Commercial loan demand therefore is significant for resort, hotel, restaurant, marina and related real estate secured property loans. The Company serves this market by offering long-term adjustable rate financing to the owners of these types of properties for acquisition and improvements thereon. These loans are often $1 million or larger and are prospects for government guarantee programs or traditional participation agreements. The nature of government programs such as the Small Business Administration is generally geared toward long term adjustable rate financing.

Monroe County has the highest cost of living of any county in Florida and this is driven in large part by the scarce and expensive real estate whose value is supported by various construction restrictions and environmental considerations. This also serves to maintain and enhance collateral values on loans secured by property in this market. The Company has grown in commercial loans by aggressively serving its market. The quality of the Company's credit administration along with the stable real estate values have kept loan losses at low levels.

Loans are expected to produce higher yields than investment securities and other interest earning assets (assuming that credit losses are not excessive). Thus the absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. Net loans outstanding increased to $311.8 million at year end 2000 as compared to $286.9 million at year end 1999, an increase of 8.7%. Of this amount, real estate mortgage loans increased 5.2% from $242.3 million to $254.9 million. Commercial real estate mortgage loans accounted for much of this increase, growing from $150.4 million to $170.3 million at the respective year ends. The Company maintains a posture of originating commercial loans with rates that fluctuate with the prime lending rate and residential loans with rates that fluctuate with the one year treasury index. At December 31, 2000, 83.3% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition of the Company's loan portfolio at December 31:

(Dollars in thousands)                            2000         1999          1998         1997         1996
-------------------------------------------------------------------------------------------------------------
Real estate mortgage loans:
       Commercial                               $ 170,285    $ 150,371    $ 139,000    $ 109,096    $ 102,759
       Residential                                 76,980       82,786       62,544       42,599       35,097
       Construction                                 7,619        9,182        5,960       10,011        7,391
Commercial loans                                   38,762       32,359       25,354       14,878       12,351
Consumer loans                                      9,115        6,569        5,560        3,985        4,249
Home equity loans                                  12,813        9,347        8,250        5,710        3,305
Less: unearned income                                (488)        (733)        (370)        (533)        (607)
Less: allowance for loan loss                      (3,268)      (2,997)      (2,517)      (2,202)      (1,930)
                                                -------------------------------------------------------------
Net loans                                       $ 311,818    $ 286,884    $ 243,781    $ 183,544    $ 162,615
                                                =============================================================

The maturity distribution of the Company's loan portfolio at December 31, 2000 was as follows:

                                                                              Loans maturing
                                                             ------------------------------------------

                                      Within            1 to 5         After 5
(Dollars in thousands)                1 Year            Years            Years                  Total
-------------------------------------------------------------------------------------------------------
Real estate mortgage loans:
       Commercial                    $ 11,799         $  8,729         $149,757                $170,285
       Residential                        509            1,911           74,560                  76,980
       Construction                     1,023               --            6,596(a)                7,619
Commercial loans                       18,311           13,192            7,259                  38,762
Consumer loans                          1,299            5,207            2,609                   9,115
Home equity loans                       1,289            2,213            9,311                  12,813
                                     ------------------------------------------------------------------
Total Loans                          $ 34,230         $ 31,252         $250,092                $315,574
                                     ==================================================================

(a) $5,995 of this amount relates to residential real estate construction loans that have been approved for permanent financing but are still under construction. The remaining amount relates to commercial real estate construction loans.

                                                                                 Loans maturing
                                                   -------------------------------------------------------------
                                                   Within            1 to 5           After 5
(Dollars in thousands)                             1 Year            Years             Years             Total
----------------------------------------------------------------------------------------------------------------
Loans with:
Predetermined interest rates                      $  5,679          $ 16,635          $ 30,435          $ 52,749
Floating or adjustable rates                        28,551            14,617           219,657           262,825
                                                  --------------------------------------------------------------
Total Loans                                       $ 34,230          $ 31,252          $250,092          $315,574
                                                  ==============================================================

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

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio. The Company's provision for loan losses for 2000 was $332,000 as compared to $540,000 in 1999, reflecting the Company's growth in loans outstanding and negligible charge-offs. The Company's provision for loan losses for 1999 was $540,000 as compared to $360,000 in 1998.

The allowance for loan losses represented 1.04% of total loans at December 31, 2000 compared to 1.03% and 1.02% at year end 1999 and 1998, respectively. The determination of the adequacy of the allowance for loan losses is based on management's judgment about factors affecting loan quality; collectability and assumptions about the economy. Management considers the year end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Transactions in the allowance for loan losses are summarized for the years ended December 31,

(In thousands)                                         2000            1999            1998           1997             1996
-----------------------------------------------------------------------------------------------------------------------------
Analysis of allowance for loan losses:

   Balance at beginning of year                      $ 2,997         $ 2,517         $ 2,202         $ 1,930         $ 1,701

Charge-offs:
     Real estate mortgage loans:
         Commercial                                       --              30              --              --              --
         Residential                                      --              --              14              --              --
         Construction                                     --              --              --              --              --
     Commercial loans                                     27               5              14              --              --
     Consumer loans                                       27              41              54              40              12
     Home equity loans                                     7              32              --              --              --
                                                     ------------------------------------------------------------------------
     Total charge-offs                                    61             108              82              40              12
                                                     ------------------------------------------------------------------------

Recoveries:
     Real estate mortgage loans:
         Commercial                                       --              --              --              --              --
         Residential                                      --              --              --              --              --
         Construction                                     --              --              --              --              --
     Commercial loans                                     --              --               3              --              --
     Consumer loans                                       --              48              34              12               1
     Home equity loans                                    --              --              --              --              --
                                                     ------------------------------------------------------------------------
     Total recoveries                                     61              48              37              12               1
                                                     ------------------------------------------------------------------------

     Net charge-offs                                      --              60              45              28              11
                                                     ------------------------------------------------------------------------

Provision for loan losses                                332             540             360             300             240
                                                     ------------------------------------------------------------------------

Allowance for loan losses at end of year             $ 3,268         $ 2,997         $ 2,517         $ 2,202         $ 1,930
                                                     ========================================================================

Ratio of net charge-offs to average
   net loans outstanding                                0.02%           0.02%           0.02%           0.02%           0.01%
                                                     =======================================================================

Management considers the adequacy of the allowance for loan losses in its entirety, however, to comply with regulatory reporting requirements, management has allocated the allowance for loans losses as shown in the table below into components by loan type at each year end. Management does not intend to imply that actual future charge-offs will necessarily follow the allocations described below.

(In thousands)                          2000                1999               1998               1997              1996
------------------------------------------------------------------------------------------------------------------------------
                                Allowance   % of    Allowance   % of   Allowance   % of   Allowance   % of   Allowance   % of
                                    $       Loans      $        Loans      $       Loans      $       Loans     $        Loans
                                ----------------------------------------------------------------------------------------------
Real estate mortgage loans:
     Commercial                   1,778      54.0    1,700      51.7    1,567      56.3    1,435      58.5    1,300      62.1
     Residential                    706      24.4      685      28.5      463      25.4      400      22.9      367      21.3
     Construction                    43       2.4       --       3.2       --       2.4       --       5.4       --       4.5
Commercial loans                    414      12.3      366      11.1      286      10.3      196       8.0      156       7.5
Consumer loans                      137       2.9      103       2.3       83       2.3       69       2.1       60       2.6
Home equity loans                   190       4.0      143       3.2      118       3.3      102       3.1       47       2.0
                                ----------------------------------------------------------------------------------------------
                                  3,268       100%   2,997       100%   2,517       100%   2,202       100%   1,930       100%
                                ==============================================================================================

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, and other real estate. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due.

Non-performing assets for the five years ended December 31, were:

(Dollars in thousands)                                     2000           1999         1998         1997         1996
----------------------------------------------------------------------------------------------------------------------
Loans 90 days past due                                   $ 2,014        $ 1,993        $  --        $  --        $  --
Loans on nonaccrual                                          503             70          521          273          430
Other Real Estate Owned                                       --             --           --           --           --

                                                         -------------------------------------------------------------
Total non-performing assets                              $ 2,517        $ 2,063        $ 521        $ 273        $ 430
                                                         -------------------------------------------------------------
Percentage of total loans and other real estate             0.80%          0.71%        0.21%        0.15%        0.26%
                                                         =============================================================

The loss of income associated with non-performing loans for the five years ended December 31, were:

(Dollars in thousands)                                  2000      1999      1998      1997      1996
----------------------------------------------------------------------------------------------------
Interest income that would have been recorded in
         accordance with original terms                  $55       $ 6       $53       $30       $43
Less interest income actually recorded                    32         5        21        14        27
----------------------------------------------------------------------------------------------------
Loss of interest income                                  $23       $ 1       $32       $16       $16
====================================================================================================

The Company adopted the provisions of Statement of Financial Accounting Standards No. 114 (SFAS 114) "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" on January 1, 1995. The Company has no loans which were considered impaired under the provisions of SFAS 114.

There were no restructured loans at December 31, 2000, 1999, 1998, 1997, or
1996.

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

Major sources of increases in cash and cash equivalents are as follows for the three years ending December 31:

                                                          2000                 1999                 1998
                                                     ------------------------------------------------------
Provided by operating activities                     $  3,856,606         $  7,444,510         $  3,303,781
Used by investing activities                          (20,232,203)         (41,369,121)         (64,486,841)
Provided by financing activities                       17,776,719           31,387,248           61,055,510
                                                     ------------------------------------------------------
Net increase (decrease) in cash and
         cash equivalents                            $  1,401,122         $ (2,537,363)        $   (127,550)
                                                     ======================================================

The Bank has a $7.5 million line of credit from its principal correspondent and a repurchase agreement with another financial institution which allows borrowing up to 95% of the market valuation of securities pledged for this purpose. The majority of the Company's unpledged securities could be used as collateral for this agreement. Further, the Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14% of the Bank's total assets as reported on the most recent quarterly financial information submitted to the Bank's regulators. The credit availability approximated $61.0 million at December 31, 2000. Borrowings against this line of credit are collateralized by the Bank's one-to-four family residential mortgage loans. In 1999, a $10 million advance was made which matured on January 24, 2000. An $8 million advance and a $7 million advance were made and repaid during the year 2000.

Scheduled maturities and paydowns of loans and investment securities are a continual source of liquidity. Also, many adjustable rate residential real estate loans originated are salable in the secondary mortgage market at par or better and therefore provide a secondary source for liquidity.

At December 31, 2000, the Bank's gross loan to deposit ratio was 80.4% compared to a ratio of 83.8% at December 31, 1999. Management monitors and assesses the adequacy of the Company's liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends without prior regulatory approval at December 31, 2000 is approximately $6,481,000. These dividends represent the Company's primary source of liquidity.

The Company's interest rate sensitivity position at December 31, 2000 is presented in the table below.

                                              3 months        4 to 6        7 to 12         1 to 5        Over 5
(Dollars in thousands)                         or less        Months         Months          years         Years         Total
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Loans                                        $ 117,853      $  28,197      $  27,951      $  73,690      $  67,883     $ 315,574
Investment securities-taxable                      936          3,000         23,429          8,134         27,881        63,380
Investment securities-tax exempt                    --             --             --            712          5,116         5,828
Federal funds sold                               9,709             --             --             --             --         9,709
Interest bearing deposit in other bank              67             --             --             --             --            67
Note receivable                                     --             --            233            264             --           497
                                             -----------------------------------------------------------------------------------
Total interest-bearing assets                  128,565         31,197         51,613         82,800        100,880       395,055
                                             -----------------------------------------------------------------------------------

Interest-bearing liabilities:
NOW accounts (A)                                14,213             --             --             --         21,319        35,532
Money Market                                   110,954             --             --             --             --       110,954
Savings Deposits (B)                                --             --         23,242             --             --        23,242
Other time deposits                             38,537         28,041         47,843         32,119             --       146,540
Notes payable                                       --             --             --             --          5,250         5,250
Trust preferred securities                          --             --             --             --          8,000         8,000
Other borrowings                                 1,042             --             --             --             --         1,042
                                             -----------------------------------------------------------------------------------
Total interest-bearing liabilities             164,746         28,041         71,085         32,119         34,569       330,560
                                             -----------------------------------------------------------------------------------

Interest sensitivity gap                     $ (36,181)     $   3,156      $ (19,472)     $  50,681      $  66,311     $  64,495
                                             ===================================================================================

Cumulative interest sensitivity gap          $ (36,181)     $ (33,025)     $ (52,497)     $  (1,816)     $  64,495     $  64,495
                                             ===================================================================================

Cumulative sensitivity ratio                      (9.2)%         (8.4)%        (13.3)%         (0.5)%         16.3%         16.3%
                                             ===================================================================================

(A) 40% of outstanding balance considered repricable immediately and 60% repricable in the furthest time period.

(B)      Savings Deposits considered repricable in the one year time horizon.


The Company is cumulatively asset sensitive in the over 5 years time frame and cumulatively liability sensitive in each of the 3 month or less, 4 to 6 months, and 7 to 12 month timeframes. In the 1 to 5 year range the Company is very close to neutral in cumulative rate sensitivity. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, to include the entire balance of these liability accounts in the earliest repricing period would be unrealistic. To compensate for the fact that changes in general market interest rates will not be fully reflected in changes in NOW rates, only 40% of NOW balances is included as immediately rate sensitive based on the Company's own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the Company's repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should eventually decrease, the net interest margin should decrease. Conversely, if rates increase the net interest margin would over time increase.

Even in the near term, the $52,497 one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Second, a static gap model does not factor the effects of growing volumes which would likely include greater additional rate sensitive assets than rate sensitive liabilities.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company's policy to maintain its cumulative one year gap ratio in the -20% to +10% range. At December 31, 2000, the Company was within this range with a one year cumulative sensitivity ratio of -13.3%.

INVESTMENT PORTFOLIO

Contractual maturities of investment securities (amortized cost) at December 31, 2000 are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.

                                                               After 1 Year          After 5 Years                         Mortgaged
                                         Within 1 Year        Within 5 Years        Within 10 Years      After 10 Years     Backed
                                       ---------------------------------------------------------------------------------------------
(Dollars in thousands)                  Amount    Yield     Amount       Yield     Amount     Yield     Amount    Yield     Amount
-----------------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity:
   U.S. Treasury Securities                 --      --     $   101       5.50%          --      --          --      --
   U.S. Gov't Sponsored Agencies       $ 3,000    6.00%      5,000       6.05%    $ 25,164    6.19%         --      --           --
   Other                                    --      --          --         --           --      --     $ 1,189    6.93%          --
                                       --------------------------------------------------------------------------------------------
        Total held to maturity         $ 3,000    6.00%    $ 5,101       6.04%    $ 25,164    6.19%    $ 1,189    6.93%          --
                                       --------------------------------------------------------------------------------------------

Securities Available for sale:
   U.S. Treasury Securities                 --      --       3,039       5.07%          --      --          --      --           --
   States and municipals - tax
         exempt(A)                          --      --         698       8.21%       3,134    6.91%      1,906    7.44%          --
   States and municipals - taxable          --      --          --         --          589    7.30%        975    6.59%          --
   Mortgaged Backed Securities              --      --          --         --           --      --          --      --       24,180
                                       --------------------------------------------------------------------------------------------
        Total available for sale       $    --      --     $ 3,737       5.66%    $  3,723    6.97%    $ 2,881    7.15%    $ 24,180
                                       --------------------------------------------------------------------------------------------

Total                                  $ 3,000    6.00%    $ 8,838       5.88%    $ 28,887    6.29%    $ 4,070    7.09%    $ 24,180
                                       ============================================================================================


Yield by classification of investment securities at December 31, 2000 (amortized cost) was as follows:

(Dollars in thousands)                                                               Yield           Totals
-------------------------------------------------------------------------------------------------------------
Securities Held to Maturity:
     U.S. Treasury Securities                                                        5.50%          $     101
     U.S. Gov't Sponsored Agencies                                                   6.15%             33,164
     Other (B)                                                                       6.93%              1,189
                                                                                    -------------------------
          Total held to maturity                                                     6.18%             34,454
                                                                                    -------------------------

Securities Available for Sale:
     U.S. Treasury Securities                                                        5.07%              3,039
     States and municipals - tax exempt (A)                                          7.24%              5,738
     States and municipals - taxable                                                 6.86%              1,564
     Mortgaged Backed Securities                                                     6.97%             24,180
                                                                                    -------------------------
          Total available for sale                                                   6.85%             34,521
                                                                                    -------------------------

Total                                                                                6.52%          $  68,975
                                                                                    =========================

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

The following table presents the amortized cost, market value, unrealized gains, and unrealized losses for the major categories of the Company's investment portfolio for each reported period:

(Dollars in thousands)

Held to Maturity  - December 31, 2000
                                                                      Amortized        Unrealized       Unrealized         Market
                                                                         Cost             Gains            Losses            Value
                                                                      ------------------------------------------------------------
U.S. Treasury Securities                                              $     101          $   --          $   --          $     101
U.S. Government agencies and corporations                                33,164              --             661             32,503
Other investments                                                         1,189              --              --              1,189
                                                                      ------------------------------------------------------------
                                                                      $  34,454          $   --          $  661          $  33,793
                                                                      ============================================================

Available for Sale - December 31, 2000
                                                                      Amortized        Unrealized       Unrealized         Market
                                                                         Cost             Gains            Losses            Value
                                                                      ------------------------------------------------------------
U.S. Treasury Securities                                              $   3,039          $   --          $    5          $   3,034
States and political subdivisions-tax exempt                              5,738              90              --              5,828
States and political subdivisions-taxable                                 1,564              26              63              1,527
Mortgage-backed securities                                               24,180             186               1             24,365
                                                                      ------------------------------------------------------------
                                                                      $  34,521          $  302          $   69          $  34,754
                                                                      ============================================================

Held to Maturity  - December 31, 1999
                                                                      Amortized        Unrealized       Unrealized         Market
                                                                         Cost             Gains            Losses            Value
                                                                      ------------------------------------------------------------
U.S. Treasury Securities                                              $  10,089          $   18          $    3          $  10,104
U.S. Government agencies and corporations                                33,163              --           2,164             30,999
Other investments                                                         1,189              --              --              1,189
                                                                      ------------------------------------------------------------
                                                                      $  44,441          $   18          $2,167          $  42,292
                                                                      ============================================================

Available for Sale - December 31, 1999
                                                                      Amortized        Unrealized       Unrealized         Market
                                                                         Cost             Gains            Losses            Value
                                                                      ------------------------------------------------------------
U.S. Treasury Securities                                              $   7,806          $   --          $  248          $   7,558
States and political subdivisions                                         6,929              40             227              6,742
Mortgage-backed securities                                                1,644               1              23              1,622
                                                                      ------------------------------------------------------------
                                                                      $  16,379          $   41          $  498          $  15,922
                                                                      ============================================================

Held to Maturity  -  December 31, 1998
                                                                      Amortized        Unrealized       Unrealized         Market
                                                                         Cost             Gains            Losses            Value
                                                                      ------------------------------------------------------------
U.S. Treasury Securities                                              $  14,083          $  248          $   --          $  14,331
U.S. Government agencies and corporations                                33,161             177             109             33,229
Other investments                                                           908              --              --                908
                                                                      ------------------------------------------------------------
                                                                      $  48,152          $  425          $  109          $  48,468
                                                                      ============================================================

Available for Sale - December 31, 1998
                                                                      Amortized        Unrealized       Unrealized         Market
                                                                         Cost             Gains            Losses            Value
                                                                      ------------------------------------------------------------
U.S. Treasury Securities                                              $   5,022          $   21          $   --          $   5,043
States and political subdivisions                                         8,114             219              --              8,333
Mortgage-backed securities                                                4,022               4              12              4,014
Other debt securities                                                       450               8              --                458
                                                                      ------------------------------------------------------------
                                                                      $  17,608          $  252          $   12          $  17,848
                                                                      ============================================================

DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years ended December 31, 2000, 1999, and 1998.

                                                           2000                       1999                       1998
                                                -----------------------------------------------------------------------------
                                                  Average      Average       Average      Average        Average      Average
(Dollars in thousands)                            Amount        Rate          Amount        Rate          Amount        Rate
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits                    $  76,089                   $  74,806                   $  58,058

Interest-bearing deposits
   NOW Accounts                                    34,814       1.46%          35,247       1.24%          32,198       1.43%
   Money market                                   112,519       5.29%         123,506       4.17%          99,567       4.85%
   Savings deposit                                 22,719       2.31%          25,893       2.36%          23,005       2.48%
   Other time deposits                            116,107       5.98%          91,666       5.44%          70,671       5.63%
                                                -----------------------------------------------------------------------------

Total                                           $ 362,248       3.85%       $ 351,118       3.19%       $ 283,499       3.47%
                                                =============================================================================

The following table presents the maturity of the Company's time deposits at December 31, 2000:

                                                                            Deposits           Deposits
                                                                            $100,000          Less than
(Dollars in thousands)                                                    and Greater          $100,000            Total
---------------------------------------------------------------------------------------------------------------------------
Months to maturity:
   3 or less                                                               $  14,740          $  22,942          $   37,682
   4 to 6                                                                     10,015             18,127              28,142
   7 through 12                                                               20,224             27,884              48,108
   Over 12                                                                    13,955             18,653              32,608
                                                                          -------------------------------------------------
Total                                                                      $  58,934          $  87,606          $  146,540
                                                                          =================================================

CAPITAL ADEQUACY

There are various primary measures of capital adequacy for banks and financial holding companies such as risk based capital guidelines and the leverage capital ratio. See "Business-Supervision and Regulation - Capital Regulations."

As of December 31, 2000, the Bank exceeded its required levels of capital for a bank categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. The Bank's risk-based capital ratio of

Tier 1 capital to risk-weighted assets was 10.4%, its risk-based ratio of total capital to risk-weighted assets was 11.4%, and its leverage ratio was 8.2%. See
Note 12 to the Consolidated Financial Statements.

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

ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (as amended by SFAS 138), however, early adoption was allowed. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company adopted the new standard as of July 1, 1998. The effect on the financial statements at July 1, 1998 which resulted from the transfer of approximately $11.9 million in investment securities from the held to maturity category to the available for sale category was an increase in other comprehensive income market valuation reserve of approximately $176,000.

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

SELECTED QUARTERLY DATA

The following is a summary of unaudited quarterly results for 2000 and 1999:

                                                                2000                                     1999
                                              ---------------------------------------   ----------------------------------------
                                               FOURTH      THIRD     SECOND    FIRST     FOURTH     THIRD     SECOND     FIRST
                                              ---------------------------------------   ----------------------------------------
CONDENSED INCOME STATEMENTS (000'S):
Net interest income                           $  4,193    $ 4,277   $ 4,551   $ 4,393   $ 4,165   $  4,137   $  4,237   $  4,068
Provision for loan
    losses                                         (73)       135       135       135       120        120        120        180
                                              ----------------------------------------------------------------------------------
Net interest income
    after provision
    for loan losses                              4,266      4,142     4,416     4,258     4,045      4,017      4,117      3,888
Other income                                     1,897      1,786     2,024     1,931     2,100      1,512      1,813      1,742
Other expense                                    4,562      4,370     4,588     4,515     4,164      4,057      4,425      4,095
                                              ----------------------------------------------------------------------------------
Income before tax
    expense                                      1,601      1,558     1,852     1,674     1,981      1,472      1,505      1,535
Income tax expense                                 588        573       678       624       693        534        544        556
Change in
    accounting
    principle                                       --         --        --        --        --         --         --         47
                                              ----------------------------------------------------------------------------------
Net income                                    $  1,013    $   985   $ 1,174   $ 1,050   $ 1,288   $    938   $    961   $    932
                                              ==================================================================================

PER SHARE:
Net income - basic                            $   0.26    $  0.25   $  0.27   $  0.24   $  0.29   $   0.21   $   0.22   $   0.21
Net income - diluted                          $   0.25    $  0.24   $  0.26   $  0.23   $  0.28   $   0.21   $   0.21   $   0.21
Dividends                                     $ 0.1075    $ 0.105   $ 0.105   $ 0.105   $ 0.105   $ 0.1025   $ 0.1025   $ 0.1025

AVERAGE SHARES OUTSTANDING (000'S):
Basic                                            3,895      3,881     4,398     4,392     4,401      4,397      4,381      4,374
Diluted                                          4,033      4,020     4,522     4,526     4,547      4,544      4,540      4,544

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of December 31, 2000 was developed using simulation analysis of the Bank's sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

These rate changes are matched with known repricing intervals and assumptions for new growth net of expected prepayments. The assumptions are based primarily on experience in the Bank's market under varying rate environments. The imbedded options that the Bank's loan customers possess to refinance are considered for purposes of this analysis and cause the larger decreases in income in a declining rate scenario versus the income increases in the same size rising rate scenario.

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

(Dollars in thousands)                                       Interest Rates Decrease    Interest Rates     Interest Rates Increase
                                                             200 BP           100 BP    Remain Constant    100 BP            200BP
                                                             ---------------------------------------------------------------------
2001 Interest Income                                         33,399           35,414        37,429         39,284           41,140
2001 Interest Expense                                        14,621           16,217        17,813         19,408           21,004
                                                            ----------------------------------------------------------------------
Net Interest Income                                          18,778           19,197        19,616         19,876           20,136
                                                            ----------------------------------------------------------------------

Change in net income after tax vs. budget                      (523)            (261)                         162              325

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and report of independent certified public accountants thereon included on the following pages are incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Report of Independent Certified Public Accountants ..............................................................33

Consolidated Balance Sheets for the Years
Ended December 31, 2000 and 1999 ................................................................................34

Consolidated Statements of Income for the
Years Ended December 31, 2000, 1999 and 1998..................................................................35-36

Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended December 31, 2000, 1999 and 1998 .................................................................37-38

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2000, 1999 and 1998 .......................................................................39-41

Notes to Consolidated Financial Statements for
the Years Ended December 31, 2000, 1999 and 1998 .............................................................42-67

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
TIB Financial Corp.
Key Largo, Florida

We have audited the accompanying consolidated balance sheets of TIB Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 2000. These consolidated financial statements are the responsibility of TIB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIB Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/S/ BDO SEIDMAN, LLP
BDO Seidman, LLP

February 16, 2001
Atlanta, Georgia

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

 December 31,                                                                                         2000                 1999
====================================================================================================================================
          ASSETS
          Cash and due from banks (Note 2)                                                       $  13,856,494        $  19,506,372
          Federal funds sold                                                                         9,709,000            2,658,000
          Investment securities held to maturity (Note 3)                                           34,454,133           44,440,836
          Investment securities available for sale (Note 3)                                         34,753,767           15,921,641
          Investment in ERAS Joint Venture                                                           1,001,060              968,760

          Loans, net of deferred loan fees (Notes 4, 11 and 13)                                    315,085,375          289,880,721
          Less: Allowance for loan losses (Note 4)                                                   3,267,873            2,996,532
          --------------------------------------------------------------------------------------------------------------------------
          Loans, net                                                                               311,817,502          286,884,189

          Premises and equipment, net (Note 5)                                                      14,884,968           14,318,646
          Intangible assets, net                                                                     5,043,031            1,534,509
          Other assets (Note 9)                                                                     13,800,190            5,896,378
          --------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                           $ 439,320,145        $ 392,129,331
          ==========================================================================================================================

          LIABILITIES AND STOCKHOLDERS' EQUITY
          LIABILITIES
            Deposits (Note 6):
               Noninterest-bearing demand                                                        $  76,159,071        $  72,300,414
               Interest-bearing demand and money market                                            146,486,257          144,183,661
               Savings                                                                              23,241,720           24,582,207
               Time deposits of $100,000 or more                                                    58,934,127           45,974,452
               Other time deposits                                                                  87,605,612           59,862,786
          --------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                                           392,426,787          346,903,520

            Short-term borrowings (Note 7)                                                           1,041,799           11,712,056
            Notes payable (Note 8)                                                                   5,250,000                   --
            Other borrowings (Note 8)                                                                       --              659,625
            Other liabilities (Note 9)                                                               6,364,905            4,551,972
          --------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                        405,083,491          363,827,173
          --------------------------------------------------------------------------------------------------------------------------

          COMMITMENTS AND CONTINGENT LIABILITIES (Notes 5 and 13)

          GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S
            SUBORDINATED DEBENTURES ("TRUST PREFERRED SECURITIES") (Note 8)                          8,000,000                   --

          STOCKHOLDERS' EQUITY (Note 12)
            Common stock - $.10 par value: 7,500,000 shares authorized,
                 3,902,410 and 4,490,137 shares issued                                                 390,241              449,014
            Surplus                                                                                  7,886,047            7,554,967
            Retained earnings                                                                       17,815,366           21,634,649
            Accumulated other comprehensive income (loss)                                              145,000             (285,000)
            Less:  Treasury stock, 0 and 95,000 shares, at cost (Notes 8 and 14)                            --           (1,051,472)
          --------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                                26,236,654           28,302,158
          --------------------------------------------------------------------------------------------------------------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 439,320,145        $ 392,129,331
          ==========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,                                                           2000              1999              1998
===========================================================================================================================
INTEREST INCOME
  Loans, including fees                                                   $  28,393,976     $  22,926,064     $  18,745,954
  Investment securities:
     U.S. Treasury securities                                                   795,385         1,383,929         1,282,611
     U.S. Government agencies and corporations                                2,128,114         2,262,314         2,288,922
     States and political subdivisions, tax-exempt                              320,500           370,885           561,784
     States and political subdivisions, taxable                                   9,046                --                --
     Other investments                                                           82,421            94,633           105,386
  Interest-bearing deposits in other banks                                        3,958           315,380             1,204
  Federal funds sold                                                            456,123           552,254           720,606
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                                        32,189,523        27,905,459        23,706,467
---------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
  Interest-bearing demand and money market                                    6,464,913         5,585,313         5,291,184
  Savings                                                                       523,876           609,892           570,408
  Time deposits of $100,000 or more                                           2,959,409         1,895,312         1,428,832
  Other time deposits                                                         3,978,781         3,087,796         2,546,736
  Long-term debt-trust preferred securities                                     271,450                --                --
  Short-term borrowings                                                         227,095           120,575            78,114
  Notes payable                                                                 349,820                --                --
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                       14,775,344        11,298,888         9,915,274
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                          17,414,179        16,606,571        13,791,193
PROVISION FOR LOAN LOSSES (Note 4)                                              332,000           540,000           360,000
---------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          17,082,179        16,066,571        13,431,193
---------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
     Service charges on deposit accounts                                      2,053,608         1,951,185         1,731,523
     Investment securities gains, net (Note 3)                                       --               643           130,985
     Merchant bank card processing income                                     3,690,789         2,827,876         2,174,057
     Equity in income (loss), net of goodwill amortization,
       from investment in ERAS Joint Venture                                     32,300           179,008            (1,465)
     Commissions on sales by Keys Insurance Agency, Inc.                        153,639                --                --
     Gain on sale of government guaranteed loans                                269,727           704,398           988,465
     Fees on mortgage loans sold at origination                                 400,389           338,796           461,126
     Retail investment services                                                 272,358           230,492           419,333
     Gain on sale of insurance company option (Note 13)                              --           312,375                --
     Other income                                                               764,764           622,501           472,054
---------------------------------------------------------------------------------------------------------------------------
Total other income                                                            7,637,574         7,167,274         6,376,078
---------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSE
  Salaries and employee benefits (Note 10)                                    7,854,114         7,592,034         7,158,584
  Net occupancy expense                                                       2,718,412         2,634,230         2,248,425
  Other expense (Note 15)                                                     7,462,231         6,514,673         5,073,466
---------------------------------------------------------------------------------------------------------------------------
Total other expense                                                          18,034,757        16,740,937        14,480,475
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                                              6,684,996         6,492,908         5,326,796
INCOME TAX EXPENSE (Note 9)                                                   2,462,700         2,327,100         1,885,800
---------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                    $   4,222,296     $   4,165,808     $   3,440,996
===========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

Years ended December 31,                                                            2000               1999                1998
===============================================================================================================================
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                      $  4,222,296       $  4,165,808        $  3,440,996
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
  DEFERRED ORGANIZATION COSTS, NET OF TAX BENEFIT OF $28,300
  (Note 1)                                                                            --            (47,047)                 --
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                  $  4,222,296       $  4,118,761        $  3,440,996
===============================================================================================================================
BASIC EARNINGS PER COMMON SHARE (Note 1)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                      $       1.02       $        .95        $        .78
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
  DEFERRED ORGANIZATION COSTS, NET OF TAX                                             --               (.01)                 --
-------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                             $       1.02       $        .94        $        .78
===============================================================================================================================
DILUTED EARNINGS PER COMMON SHARE (Note 1)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN                                $        .99       $        .92        $        .74
  ACCOUNTING PRINCIPLE
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
  DEFERRED ORGANIZATION COSTS, NET OF TAX                                             --               (.01)                 --
-------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                           $        .99       $        .91        $        .74
===============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         Accumulated Other
                                                                                             Comprehensive
                                                                                             Income (Loss)
                                                                                                    Market
                                                    Comprehensive    Retained      Treasury      Valuation   Common
                                            Total          Income    Earnings         Stock        Reserve    Stock      Surplus
==================================================================================================================================
 BALANCE, December 31, 1997           $24,563,557            --   $ 17,668,290          --       $ (49,000)  $437,195   $6,507,072
 Comprehensive income:
   Net income                           3,440,996    $3,440,996      3,440,996          --              --         --           --
   Other comprehensive
     income, net of tax
     expense of $120,000:
     Net market valuation
       adjustment on
       securities available
       for sale                           103,831       103,831             --          --              --         --           --
       Add: cumulative
          adjustment related to
          adoption of SFAS
          133 and related
          reclassification of
          certain securities
          from held-to-
          maturity to available-
          for-sale                        176,000       176,000             --          --              --         --           --
       Less: reclassification
          adjustment for gains
          included in net
          income                          (80,831)      (80,831)            --          --              --         --           --
                                                     ----------
 Other comprehensive income,
   net of tax                                  --       199,000             --          --         199,000         --           --
                                                     ----------
 Comprehensive income                          --    $3,639,996             --          --              --         --           --
                                                     ==========

Exercise of stock options                 349,892                           --          --              --      6,117      343,775
 Income tax benefit from
  stock options exercised                 138,566                           --          --              --         --      138,566
  Compensation paid through
    issuance of common stock              214,575                           --          --              --      1,667      212,908
  Purchase of treasury stock             (557,788)                          --    (557,788)             --         --           --
  Cash dividends declared,
    $.4025 per share                   (1,781,264)                  (1,781,264)         --              --         --           --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998             26,567,534                   19,328,022    (557,788)        150,000    444,979    7,202,321
Comprehensive income:
   Net income                           4,118,761     4,118,761      4,118,761
   Other comprehensive
     income, net of tax benefit
     of $262,000:
     Net market valuation
       adjustment on securities
       available-for-sale                (434,599)     (434,599)            --          --              --         --           --
     Less: reclassification
       adjustment for gains
       included in net income                (401)         (401)            --          --              --         --           --
                                                     ----------
Other comprehensive income,
   net of tax                                  --      (435,000)            --          --        (435,000)        --           --
                                                     ----------
Comprehensive income                           --    $3,683,761             --          --              --         --           --
                                                     ==========

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                                                                                          Accumulated Other
                                                                                              Comprehensive
                                                                                              Income (Loss)
                                                                                                     Market
                                                    Comprehensive     Retained     Treasury       Valuation    Common
                                            Total          Income     Earnings        Stock         Reserve     Stock      Surplus
==================================================================================================================================

 Exercise of stock options                143,279                           --          --              --      2,368      140,911
 Income tax benefit from
   stock options exercised                 30,065                           --          --              --         --       30,065
 Compensation paid through
   issuance of common stock               183,337                           --          --              --      1,667      181,670
 Purchase of treasury stock              (493,684)                          --    (493,684)             --         --           --
 Cash dividends declared,
   $.4125 per share                    (1,812,134)                  (1,812,134)         --              --         --           --
----------------------------------------------------------------------------------------------------------------------------------

 BALANCE, December 31, 1999            28,302,158                   21,634,649  (1,051,472)       (285,000)   449,014    7,554,967
 Comprehensive income:
   Net income                           4,222,296     4,222,296      4,222,296
   Other comprehensive
     income, net of tax
     expense of $260,000:
       Net market valuation
          adjustment on
          securities available-
          for-sale                        430,000       430,000             --          --         430,000         --           --
                                                     ----------
 Comprehensive income                          --    $4,652,296             --          --              --         --           --
                                                     ==========
Exercise of stock options                  93,138                           --          --              --      1,581       91,557
 Income tax benefit from
   stock options exercised                 21,669                           --          --              --         --       21,669
 Issuance of stock for Keys
   Insurance Agency
   acquisition                            220,000                           --          --              --      2,146      217,854
 Purchase of treasury
   stock (Note 14)                     (5,301,590)                          --  (5,301,590)             --         --           --
 Retirement of treasury stock                  --                   (6,290,562)  6,353,062              --    (62,500)          --
 Cash dividends declared,
   $.4225 per share                    (1,751,017)                  (1,751,017)         --              --         --           --
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, December 31, 2000           $26,236,654                  $17,815,366          --        $145,000  $ 390,241   $7,886,047
==================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                              2000                1999                1998
==================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $   4,222,296       $   4,118,761       $   3,440,996
  Adjustments to reconcile net income to net cash provided by operating activities:
       Net amortization of investments                                             191,621             208,576               6,309
       Amortization of intangible assets                                           207,302             176,957              96,487
       Depreciation of premises and equipment                                    1,215,870           1,213,707           1,022,160
       Gain on sale of insurance company option                                         --            (312,375)                 --
       Payment on note receivable from sale of option                              300,000             100,000                  --
       Cumulative effect of change in accounting principle                              --              75,347                  --
       Write-off of unamortized leasehold improvements                                  --             133,546                  --
       Provision for loan losses                                                   332,000             540,000             360,000
       Deferred income tax (benefit)                                              (109,173)            (65,268)            (47,655)
       Deferred net loan fees                                                     (244,141)           (127,054)           (162,260)
       Investment securities (gains), net                                               --                (643)           (130,985)
       Compensation paid through issuance of common stock                               --             183,337             214,575
       Equity in (income) loss, net of goodwill amortization
         from investment in ERAS Joint Venture                                     (32,300)           (179,008)              1,465
       (Gain) loss on sales/disposition of premises
         and equipment                                                              16,678              (6,930)             (2,540)
       Gains on sales of government guaranteed loans, net                         (269,727)           (704,398)           (988,465)
       (Increase) decrease in intangible assets                                         --               4,967             (27,348)
       (Increase) decrease in other assets                                      (3,203,221)            695,478          (1,166,768)
       Increase in other liabilities                                             1,229,401           1,389,510             687,810
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                        3,856,606           7,444,510           3,303,781
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities held to maturity                                   --            (281,160)        (44,813,928)
  Purchases of investment securities available for sale                         (1,563,600)        (16,033,126)                 --
  Sales of investment securities available for sale                              4,562,500          13,033,497           9,966,994
  Repayments of principal and maturities of investment
     securities available for sale                                               1,853,574           4,013,932           2,979,575
  Maturities of investment securities held to maturity                          10,000,000           4,000,000          21,000,000
  Proceeds from sales of government guaranteed loans                            11,056,930           7,000,644          11,458,514
  Investment in ERAS Joint Venture                                                      --                  --            (791,216)
  Purchase of Keys Insurance Agency of Monroe County, Inc. (see
     below)                                                                     (1,706,705)                 --                  --
  Net cash received in purchase of branches (see below)                         12,089,842                  --           9,665,577
  Loans originated or acquired, net of principal repayments                    (50,976,108)        (50,302,436)        (70,904,605)
  Surrender value of purchased insurance policies                               (4,715,000)                 --                  --
  Purchases of premises and equipment (see below)                                 (863,080)         (2,818,385)         (3,053,387)
  Sales of premises and equipment                                                   29,444              17,913               5,635
----------------------------------------------------------------------------------------------------------------------------------

Net cash used by investing activities                                        $ (20,232,203)      $ (41,369,121)      $ (64,486,841)
==================================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                           2000              1999              1998
============================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                       $    (670,257)    $   1,042,487     $  (1,337,609)
  Net increase (decrease) in demand, money market and savings
     accounts and acquired deposits (see below)                              (2,397,746)       (8,827,142)       61,394,697
  Advances on short-term borrowings                                          15,000,000        10,659,625                --
  Repayment of short-term borrowings                                        (25,659,625)               --                --
  Proceeds from issuance of trust preferred securities                        8,000,000                --                --
  Debt issuance costs paid                                                     (301,858)           (9,625)               --
  Time deposits accepted, net of repayments and acquired
     deposits (see below)                                                    25,557,655        30,673,931         2,973,798
  Proceeds from exercise of stock options                                        93,138           143,279           349,892
  Treasury stock repurchased                                                    (51,590)         (493,684)         (557,788)
  Cash dividends paid                                                        (1,792,998)       (1,801,623)       (1,767,480)
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                    17,776,719        31,387,248        61,055,510
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,401,122        (2,537,363)         (127,550)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               22,164,372        24,701,735        24,829,285
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  23,565,494     $  22,164,372     $  24,701,735
===========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest                                                               $  13,446,046     $  10,806,350     $   9,678,662
   Income taxes                                                               2,360,000         2,591,041         1,745,000

Subsequent to the adoption of Statement of Financial Accounting Standards No.
133 (SFAS 133), in July 1998, investment securities held to maturity totaling
$11,898,815 were transferred to investment securities available for sale.

In 1998, the Company purchased the banking facilities and assumed the deposit base of another bank located in Homestead, Florida. The acquisition was recorded using the purchase method of accounting. Net cash received in connection with the acquisition is calculated as follows:

Deposit and other liabilities assumed                                     $  11,919,139
Less cash paid for:
  Premises and equipment                                                       (818,140)
  Core deposit premium                                                       (1,435,422)
                                                                          --------------

                                                                          $   9,665,577
                                                                          ==============

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31,                                                           2000              1999              1998
============================================================================================================================
In 2000, the Company purchased the banking facilities and assumed the deposits at two branches of another bank in Homestead, Florida. In addition, loans, primarily residential real estate, were purchased from the seller. The acquisition was recorded using the purchase method of accounting. Net cash received in connection with the acquisition is calculated as follows:

Deposit and other liabilities assumed                                     $  22,544,857
Less price of assets acquired:
  Premises and equipment                                                       (894,234)
  Core deposit premium                                                       (1,495,589)
  Loans, accrued interest and other assets                                   (8,065,192)
                                                                          -------------

  Cash received                                                           $  12,089,842
                                                                          =============

In 2000, the Company purchased 525,000 shares of the Company's common stock in exchange for four subordinated notes payable of the Company totaling $5,250,000
(see Note 8).

In 2000, the Company acquired mortgage backed securities totaling $23,199,518, resulting from its securitization of $23,199,518 of single family residential mortgage loans. (See Note 3).

In 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. The purchase price for the net assets of the agency was $2,200,000 which consisted primarily of intangible assets. The consideration consisted of $220,000 of Company common stock (21,643 shares), $1,650,000 in cash (paid at closing), and $330,000 in cash to be paid over a three-year period subject to the agency's ability to achieve certain earning thresholds. Net cash paid in connection with the acquisition is calculated as follows:

Contract purchase price                                                   $   1,650,000
Receivables and fixed assets acquired                                           126,013
Liabilities assumed                                                            (135,679)
Capitalized acquisition costs                                                    66,281
                                                                          -------------

Cash paid                                                                 $   1,706,705
                                                                          =============

============================================================================================================================

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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiaries, TIB Bank of the Keys
(Bank), Keys Insurance Agency, Inc., TIB Software and Services, Inc., and TIBFL Statutory Trust I (see note 8), collectively known as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

In 1998, the Parent Company's subsidiary, TIB Software and Services, Inc., acquired a 30 percent interest in ERAS Joint Venture (the "Venture"), a general partnership, in exchange for consideration of $791,216. Goodwill associated with the transaction totaled $637,614 and is being amortized over a period of ten years. The investment in the Venture is being accounted for using the equity method. The Venture's primary business is item processing and the design, development, installation and maintenance of accounting software for financial institutions. ERAS Joint Venture is the Bank's item processor. Payments of approximately $868,000 and $1,204,000 were made to the Venture in 2000 and 1999, respectively.

On October 31, 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. which was 100% owned by a company director. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) has three offices in the Florida Keys and brokers a full line of commercial and residential hazard insurance coverages as well as life and health insurance and annuities. The purchase price for the net assets of the agency was $2,200,000 which consisted primarily of intangible assets. The consideration consisted of $220,000 of Company common stock (21,463 shares), $1,650,000 in cash (paid at closing), and $330,000 in cash to be paid over a three-year period subject to the agency's ability to achieve certain earning thresholds. This acquisition was recorded using the purchase method of accounting.

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

The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." Management, considering current information and events regarding the borrowers' ability to repay their obligations, generally considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are included in the allowance for loan losses through a charge to the provision. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income, thereafter.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PREMISES AND EQUIPMENT

Premises and equipment are reported at cost less accumulated depreciation. For financial reporting purposes, depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. For Federal income tax reporting purposes, depreciation is computed using primarily accelerated methods.

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

INTANGIBLE ASSETS

Intangible assets include amounts for excess servicing fees on government guaranteed loans, deposit base premiums and goodwill. Excess servicing rights are being amortized over the expected life of the related loan. Effective January 1, 1999, the Company changed its method of accounting for organization costs to expense these costs in the period incurred. Prior to 1999, the Company capitalized organization costs and amortized them to expense over a five-year period. This change in accounting method was made to comply with AICPA Statement of Position 98-5 (SOP 98-5). The Company recorded a charge net of tax of $47,047 in 1999 as the cumulative effect of this accounting change. The deposit base premiums are being amortized using the straight-line method over an estimated life of 10 years. Goodwill is amortized over varying periods, from 10 to 15 years, using the straight-line method.

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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER COMMON SHARE

Basic earnings per common share has been computed based on the weighted average number of common shares outstanding of 4,140,234, 4,388,336 and 4,415,949 in 2000, 1999 and 1998. Diluted earnings per share has been computed based upon the weighted average number of equivalent common shares of 4,274,155, 4,543,784 and 4,624,380 in 2000, 1999 and 1998. The effect of stock options, as described in
Note 12, is the sole common stock equivalent for purposes of calculating diluted earnings per common share.

STOCK-BASED COMPENSATION

As provided by SFAS 123, the Company has elected to continue applying the provisions of APB 25 in determining its accounting relative to stock-based compensation. Accordingly, when the price of an option granted is equal to its fair market value on the date of grant, no compensation expense is recorded. The Company has adopted the SFAS 123 requirement that a company disclose the pro forma net income and pro forma earnings per share for the years ending December 31, 2000, 1999 and 1998, as if the alternative fair-value-based accounting method in SFAS 123 had been used in determining net income.

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

Loans - Fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Subordinated notes payable and trust preferred securities - The fair values of subordinated notes payable and trust preferred securities are calculated by discounting the future payments (considering call and prepayment options) using a spread to the 10 year and 30 year treasury note rates, respectively, in effect at December 31, 2000.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Off-balance-sheet instruments - The fair value of commitments to extend credit to fund commercial, consumer, real estate-construction and real estate-mortgage loans and to fund standby letters of credit is equal to the amount of commitments outstanding at December 31, 2000. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

RECLASSIFICATIONS

Certain reclassifications have been made in the 1999 and 1998 financial statements to conform with the 2000 presentation.

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

2.    CASH AND DUE FROM BANKS

A bank is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks or in cash. The Bank's average reserve requirement as of December 31, 2000, was approximately $555,000. The Bank maintained cash balances, which were adequate to meet this requirement.

3.    INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities held to maturity are as follows:

                                                  AMORTIZED         UNREALIZED         UNREALIZED                MARKET
DECEMBER 31, 2000                                      COST              GAINS             LOSSES                 VALUE
=======================================================================================================================
 U.S. TREASURY SECURITIES                     $     100,422             $  562         $       --         $     100,984
 U.S. GOVERNMENT AGENCIES AND
   CORPORATIONS                                  33,164,451                 --            661,317            32,503,134
OTHER INVESTMENTS                                 1,189,260                 --                 --             1,189,260
-----------------------------------------------------------------------------------------------------------------------
                                              $  34,454,133             $  562         $  661,317         $  33,793,378
=======================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  Amortized         Unrealized          Unrealized               Market
 December 31, 1999                                     Cost              Gains              Losses                Value
=======================================================================================================================
 U.S. Treasury securities                     $  10,088,880          $  17,913        $      2,508        $  10,104,285
 U.S. Government agencies and
    corporations                                 33,162,696                 --           2,163,918           30,998,778
 Other investments                                1,189,260                 --                  --            1,189,260
 ----------------------------------------------------------------------------------------------------------------------
                                              $  44,440,836          $  17,913        $  2,166,426        $  42,292,323
=======================================================================================================================

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                                   AMORTIZED         UNREALIZED         UNREALIZED               MARKET
DECEMBER 31, 2000                                       COST              GAINS             LOSSES                VALUE
=======================================================================================================================
 U.S. Treasury securities                      $   3,039,611         $       --          $   5,381        $   3,034,230
 States and political subdivisions-
    tax-exempt                                     5,737,356             90,369                 --            5,827,725
 States and political subdivisions-
    taxable                                        1,563,790             26,441             62,935            1,527,296
 Mortgage-backed securities                       24,180,010            185,553              1,047           24,364,516
-----------------------------------------------------------------------------------------------------------------------
                                               $  34,520,767         $  302,363          $  69,363        $  34,753,767
=======================================================================================================================

                                                   Amortized         Unrealized         Unrealized               Market
 December 31, 1999                                      Cost              Gains             Losses                Value
=======================================================================================================================
 U.S. Treasury securities                      $   7,806,262          $      --         $  248,432        $   7,557,830
 States and political subdivisions-
    tax exempt                                     6,929,169             39,690            226,861            6,741,998
 Mortgage-backed securities                        1,643,210              1,135             22,532            1,621,813
------------------------------------------------------------------------------------------------------------------------
                                               $  16,378,641          $  40,825         $  497,825        $  15,921,641
=======================================================================================================================

Other investments consist of stock in the Independent Bankers' Bank of Florida and the Federal Home Loan Bank of Atlanta.

The amortized cost and estimated market value of investment securities held to maturity and available for sale at December 31, 2000, by contractual maturity, are shown as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    INVESTMENT SECURITIES                   INVESTMENT SECURITIES
                                                      HELD TO MATURITY                        AVAILABLE FOR SALE
                                               --------------------------------        --------------------------------
                                                  AMORTIZED            MARKET              AMORTIZED             MARKET
DECEMBER 31, 2000                                      COST             VALUE                   COST              VALUE
=======================================================================================================================
  Due in one year or less                     $   2,999,741     $   2,998,590          $          --      $          --
  Due after one year through five years           5,100,422         5,052,534              3,736,816          3,745,954
  Due after five years through ten years         25,164,710        24,552,994              3,722,917          3,790,417
  Due after ten years                                    --                --              2,881,024          2,852,880
  Other investments                               1,189,260         1,189,260                     --                 --
  Mortgage-backed securities                             --                --             24,180,010         24,364,516
-----------------------------------------------------------------------------------------------------------------------

                                              $  34,454,133     $  33,793,378          $  34,520,767      $  34,753,767
=======================================================================================================================

Proceeds from sales of investment securities available for sale during 2000, 1999 and 1998, respectively, were $4,562,500, $13,033,497 and $9,966,994 with net gains of $0, $643 and $129,537. Maturities and principal repayments of investment securities available for sale during 2000, 1999 and 1998 were $1,853,574, $4,013,932 and $2,979,575, respectively. Net gains realized from calls and mandatory redemptions of held-to-maturity securities during 2000, 1999 and 1998 were $0, $0 and $1,448, respectively.

Investment securities having carrying values of approximately $18,810,000 and $14,239,000 at December 31, 2000 and 1999, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law.

In 2000, the Company acquired mortgage-backed securities totalling $23,199,518, resulting from its securitization of $23,199,518 of single family residential mortgage loans. The investments are reflected as available for sale and were recorded at the unpaid principal balance of the loans, an amount less than fair market value. Accordingly, no gain or loss was recognized.

4.       LOANS

Major classifications of loans are as follows:

 December 31,                                                                                   2000               1999
=======================================================================================================================
 Real estate mortgage loans:
    Commercial                                                                        $  170,284,808     $  150,370,698
    Residential                                                                           76,980,301         82,786,122
    Construction                                                                           7,618,849          9,182,378
 Commercial loans                                                                         38,762,547         32,358,962
 Consumer loans                                                                            9,114,774          6,569,218
 Home equity loans                                                                        12,813,132          9,346,520
-----------------------------------------------------------------------------------------------------------------------
 Total loans                                                                             315,574,411        290,613,898
 Net deferred loan fees                                                                      489,036            733,177
-----------------------------------------------------------------------------------------------------------------------

 Loans, net of deferred loan fees                                                     $  315,085,375     $  289,880,721
=======================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Substantially all loans are made to borrowers in the Bank's primary market area of Monroe and South Dade counties, in which the primary industry is tourism.

Nonaccrual loans and loans defined as impaired under SFAS 114 at December 31, 2000 and 1999 totalled $502,774 and $69,701, respectively.

The Bank has made a loan originally totaling $10,000,000 to construct a lumber mill near Pensacola, Florida. $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan is collateralized by the business owner's interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At December 31, 2000, the loan was past due greater than 90 days but is still maintained as an accruing loan because of the USDA guarantee. Management believes the value of all assets pledged as collateral for this loan substantially exceeds the unpaid amount. The loan is in the process of foreclosure, and no loss is anticipated.

The following is an analysis of the allowance for loan losses:

Years ended December 31,                                                   2000                1999              1998
----------------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                           $2,996,532          $2,517,234        $2,201,974
Provision charged to expense                                            332,000             540,000           360,000
Loans charged off                                                       (61,063)           (108,413)          (82,020)
Recoveries of loans previously charged off                                  404              47,711            37,280
----------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                 $3,267,873          $2,996,532        $2,517,234
======================================================================================================================


5.    PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

 December 31,                                                                                  2000              1999
 ---------------------------------------------------------------------------------------------------------------------

 Land                                                                                    $ 5,476,600     $  4,994,840
 Buildings                                                                                 9,354,468        8,803,085
 Furniture, fixtures and equipment                                                         7,663,455        7,016,710
 Construction in progress                                                                    108,023           92,009
 ---------------------------------------------------------------------------------------------------------------------
                                                                                          22,602,546       20,906,644
 Less accumulated depreciation                                                            (7,717,578)      (6,587,998)
 ---------------------------------------------------------------------------------------------------------------------
 Premises and equipment, net                                                             $14,884,968      $14,318,646
 =====================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company is obligated under operating leases for office and ATM location space. The leases expire in periods varying from one to seventeen years, and some have renewal options for subsequent periods. Future minimum lease payments are as follows at December 31, 2000:

 Years ending December 31,
------------------------------------------------------------------------------------------------------------------------
      2001                                                                                                  $   172,971
      2002                                                                                                      230,529
      2003                                                                                                      226,399
      2004                                                                                                      183,317
      2005                                                                                                      183,317
      Thereafter                                                                                              1,067,358
------------------------------------------------------------------------------------------------------------------------

                                                                                                             $2,063,891
========================================================================================================================

Rental expense for the years ended December 31, 2000, 1999 and 1998, was approximately $54,000, $66,000 and $93,000, respectively.


6.    TIME DEPOSITS

At December 31, 2000, the scheduled maturities of time deposits are as follows:

 Years ending December 31,
------------------------------------------------------------------------------------------------------------------------
      2001                                                                                                 $113,931,480
      2002                                                                                                   17,423,226
      2003                                                                                                    8,883,840
      2004                                                                                                    2,432,047
      2005 and thereafter                                                                                     3,869,146
------------------------------------------------------------------------------------------------------------------------

                                                                                                           $146,539,739
========================================================================================================================


7.    SHORT-TERM BORROWINGS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and a Treasury, tax and loan note option.

The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $7,500,000 at December 31, 2000. Securities sold under agreements to repurchase include a wholesale agreement with a correspondent bank which is collateralized by a U.S. Treasury note and agreements with commercial account holders whereby the Bank sweeps the customer's accounts on a daily basis and pays interest on these amounts. Borrowings under these agreements are collateralized by investment securities.

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

In 1998, the Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $61.0 million at December 31, 2000. Any advances are secured by the Bank's one-to-four-family residential mortgage loans. In 1999, a $10 million advance was made, which matured on January 24, 2000. An $8 million advance and a $7 million advance were made and repaid during the year 2000.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the four categories of short-term borrowings:

 Years ended December 31,                                                              2000                  1999
 ------------------------------------------------------------------------------------------------------------------
 FEDERAL FUNDS PURCHASED:
    Balance:
     Average daily outstanding                                                   $  186,265           $   204,123
     Year-end outstanding                                                                --                    --
     Maximum month-end outstanding                                                3,189,000               455,000
   Rate:
     Weighted average for year                                                          7.0%                  5.9%
 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (WHOLESALE AND RETAIL):
   Balance:
     Average daily outstanding                                                   $  454,088           $   472,657
     Year-end outstanding                                                           234,943               425,478
     Maximum month-end outstanding                                                  615,065               596,504
   Rate:
     Weighted average for year                                                          5.6%                  4.5%
TREASURY, TAX AND LOAN NOTE OPTION:
   Balance:
     Average daily outstanding                                                   $  741,683           $   730,354
     Year-end outstanding                                                           806,856             1,286,578
     Maximum month-end outstanding                                                1,700,000             1,700,000
   Rate:
     Weighted average for year                                                          6.6%                  4.6%
ADVANCE FROM THE FEDERAL HOME LOAN BANK:
   Balance:
     Average daily outstanding                                                   $1,923,497           $   277,778
     Year-end outstanding                                                                --            10,000,000
     Maximum month-end outstanding                                                8,000,000            10,000,000
   Rate:
     Weighted average for year                                                          6.6%                  6.1%

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       OTHER BORROWINGS

         LINE OF CREDIT

         At December 31, 1999 the Company had $2,000,000 available under a revolving line of credit with Independent Bankers' Bank of Florida. At December 31, 1999, the Company had $659,625 outstanding under this line of credit. Amounts outstanding under the line of credit bear interest equal to the prime rate published in The Wall Street Journal minus .5 percent, which is subject to change daily. The interest rate in effect at December 31, 1999, was 8.0 percent. Interest is payable quarterly, and the principal is due April 2001. The revolving line of credit was renewed and extended in 2000. The credit availability was increased to $3,000,000. No amount was outstanding under this line at December 31, 2000. Amounts outstanding under the line bear interest equal to the prime rate published in The Wall Street Journal minus one percent, which is subject to change daily. Interest is payable quarterly, and any principal is due on demand or on December 21, 2002. This credit facility is secured by 100 percent of the outstanding shares of TIB Bank of the Keys and requires, among other things, that the Bank maintain a minimum Tier 1 capital ratio of 5.8 percent through December 31, 2000. After this time the ratio increases to 6 percent.

         SUBORDINATED NOTES PAYABLE

         The Company entered into an agreement with the Company's largest shareholder effective July 1, 2000, to purchase 525,000 shares of the Company's common stock in exchange for four subordinated notes payable of the Company totalling $5,250,000. The interest rate on the notes payable is 13% per annum, with interest payments required quarterly. The principal balance is payable in full on October 1, 2010, the maturity date of the notes payable. The notes payable can be prepaid by the Company at par any time after July 1, 2003.

         TRUST PREFERRED SECURITIES

         On September 7, 2000, the Company participated, at an amount of $8,000,000, in a pooled offering of trust preferred securities. The Company formed TIBFL Statutory Trust I (the "Trust") a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital for federal regulatory purposes (see Note 12).

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.       INCOME TAXES

The following are the components of income tax expense as provided:

Years ended December 31,                                                    2000               1999               1998
-----------------------------------------------------------------------------------------------------------------------

Current income tax provision
  Federal                                                             $2,199,293         $2,075,781         $1,674,965
  State                                                                  372,580            288,287            258,490
-----------------------------------------------------------------------------------------------------------------------
                                                                       2,571,873          2,364,068          1,933,455
Deferred income tax provision (benefit)                                 (109,173)           (65,268)           (47,655)
-----------------------------------------------------------------------------------------------------------------------
                                                                      $2,462,700         $2,298,800         $1,885,800
=======================================================================================================================

A reconciliation of income tax computed at the Federal statutory income tax rate to total income taxes is as follows:

Years ended December 31,                                                    2000              1999                 1998
-----------------------------------------------------------------------------------------------------------------------

Pretax income                                                         $6,684,996        $6,417,561          $5,326,796
========================================================================================================================

Income taxes computed at Federal statutory tax rate                   $2,272,900        $2,182,000          $1,811,000
Increase (decrease) resulting from:
  Tax-exempt interest rate                                              (113,500)         (117,600)           (170,400)
  State income taxes                                                     245,900           199,900             170,600
  Other, net                                                              57,400            34,500              74,600
------------------------------------------------------------------------------------------------------------------------

                                                                      $2,462,700        $2,298,800          $1,885,800
=======================================================================================================================

The following summarizes the tax effects of temporary differences which comprise the net deferred tax asset:

December 31,                                                                                   2000               1999
-----------------------------------------------------------------------------------------------------------------------

Allowance for loan losses                                                                $1,084,598        $   981,709
Organization costs                                                                            7,088             17,707
Core deposit intangible                                                                      24,657                 --
Goodwill                                                                                     19,278                 --
Unrealized losses on securities available for sale                                               --            172,000
-----------------------------------------------------------------------------------------------------------------------
Total gross deferred tax assets                                                           1,135,621          1,171,416
-----------------------------------------------------------------------------------------------------------------------

Sale of option to acquire equity interest in an insurance company                          (100,726)           (99,649)
Accumulated depreciation                                                                   (470,789)          (438,277)
Gain on building swap                                                                       (77,013)           (79,151)
Unrealized gains on securities available for sale                                           (88,000)                --
Other                                                                                            --             (4,419)
-----------------------------------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                                       (736,528)          (621,496)
-----------------------------------------------------------------------------------------------------------------------

Net deferred tax asset                                                                  $   399,093        $   549,920
=======================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.      EMPLOYEE BENEFIT PLAN

The Bank maintains an Employee Stock Ownership Plan that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Bank and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Bank will match 25 percent of salary reduction contributions up to 4 percent of compensation, not to exceed a maximum contribution of $1,000 per employee; and an additional discretionary contribution made by the Bank allocated to the accounts of participants on the basis of total relative compensation. The Bank contributed $213,000, $181,000 and $171,000 to the plan in 2000, 1999 and 1998, respectively. As of December 31, 2000, the Plan contained approximately 166,000 shares of the Company's common stock.


11.      RELATED PARTY TRANSACTIONS

As of December 31, 2000 and 1999, the Bank had direct and indirect loans outstanding to certain of its officers, directors and their related business interests which aggregated $11,048,944 and $10,755,516, respectively. During 2000, additions to such loans totaled $2,843,743. Loan repayments totaled $2,550,315. These loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank. In July 2000, the Company purchased 525,000 shares of common stock from the Company's largest shareholder (see Notes 8 and 14). In October 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. from a Company director (see Note 1). The Company leases office space in a building owned by a company director. Annual rental expense is $34,800 under the lease (see Note 5).


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

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation and the Federal Reserve Board categorized the Bank and the Company, respectively, as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes has changed the Company's or the Bank's category. To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the following tables. The actual capital amounts and ratios are also presented in the following tables.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       ADEQUATELY
                                     WELL CAPITALIZED                 CAPITALIZED
DECEMBER 31, 2000                      REQUIREMENT                    REQUIREMENT                    ACTUAL
------------------------------------------------------------------------------------------------------------------------
                                         AMOUNT           RATIO          AMOUNT        RATIO         AMOUNT      RATIO
------------------------------------------------------------------------------------------------------------------------
   TIER 1 CAPITAL (TO AVERAGE
   ASSETS)
       CONSOLIDATED                  =>$20,472,000       =>5.0%        $12,283,000      3.0%       $29,110,000     7.1%
       BANK                          => 20,406,000       =>5.0%         12,243,000      3.0%        33,339,000     8.2%
   TIER 1 CAPITAL (TO RISK
   WEIGHTED ASSETS)
       CONSOLIDATED                  =>$19,318,000       =>6.0%        $12,878,000      4.0%       $29,110,000     9.0%
       BANK                          => 19,215,000       =>6.0%         12,810,000      4.0%        33,339,000    10.4%
   TOTAL CAPITAL (TO RISK
   WEIGHTED ASSETS)
       CONSOLIDATED                  =>$32,196,000      =>10.0%        $25,757,000      8.0%       $37,628,000    11.7%
       BANK                          => 32,025,000      =>10.0%         25,620,000      8.0%        36,607,000    11.4%


                                                                      Adequately
                                     Well Capitalized                 Capitalized
December 31, 1999                      Requirement                    Requirement                   Actual
------------------------------------------------------------------------------------------------------------------------
                                         Amount         Ratio           Amount        Ratio         Amount      Ratio
------------------------------------------------------------------------------------------------------------------------
   Tier 1 Capital (to
   Average Assets)
       Consolidated                 =>$18,721,000      => 5.0%        $11,233,000      3.0%       $27,130,000     7.3%
       Bank                         => 18,642,000      => 5.0%         11,185,000      3.0%        26,406,000     7.1%
   Tier 1 Capital (to Risk
   Weighted Assets)
       Consolidated                 =>$17,378,000      => 6.0%        $11,585,000      4.0%       $27,130,000     9.4%
       Bank                         => 17,296,000      => 6.0%         11,531,000      4.0%        26,406,000     9.2%
   Total Capital (to Risk
   Weighted Assets)
       Consolidated                 =>$28,963,000      =>10.0%        $23,170,000      8.0%       $30,127,000    10.4%
       Bank                         => 28,827,000      =>10.0%         23,062,000      8.0%        29,403,000    10.2%

Management believes, as of December 31, 2000, that the Company and the Bank meet all capital requirements to which it is subject.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to the Company without prior regulatory approval at December 31, 2000, is approximately $6,481,000.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



STOCK OPTION PLAN

Under the Bank's 1994 Incentive Stock Option and Nonstatutory Stock Option Plan ("the Plan") as amended and restated as of August 31, 1996, the Company may grant stock options to persons who are now or who during the term of the Plan become directors, officers, or key executives as defined by the Plan. Stock options granted under the Plan may either be incentive stock options or nonqualified stock options for federal income tax purposes. The Board of Directors of the Company may grant nonqualified stock options to any director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the Plan, the maximum number of shares of common stock of the Company that may be optioned or sold is 978,000 shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company. If options granted under the Plan expire or terminate for any reason without having been exercised in full, the shares not purchased shall again be available for option for the purposes of the Plan.

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

Years ended December 31,                        2000                1999                1998
--------------------------------------------------------------------------------------------
Net income
  As reported                             $4,222,296          $4,118,761          $3,440,996
  Pro forma                                4,155,918           4,046,650           3,362,204
Basic earnings per common share
  As reported                             $     1.02          $      .94          $      .78
  Pro forma                                     1.00                 .92                 .76
Diluted earnings per common share
  As reported                             $      .99          $      .91          $      .74
  Pro forma                                      .97                 .89                 .73


                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in 2000 and 1999:

                                                                             2000               1999                1998
-------------------------------------------------------------------------------------------------------------------------

 Dividend yield                                                              4.2%               3.9%                3.3%
 Risk-free interest rate                                             5.6% TO 5.8%       4.7% to 6.0%        4.7% to 5.6%
 Expected lives                                                           9 YEARS            9 years             9 years
 Volatility                                                                   .40                .38                 .41

A summary of the status of the Company's fixed stock option plan as of and for the three years ended December 31, 2000, is presented below:

                                                                                  Exercise Price       Weighted Average
                                                               Shares                      Range         Exercise Price
 -----------------------------------------------------------------------------------------------------------------------
 BALANCE, December 31, 1997                                   640,010       $ 5.49  -    $14.50                $  7.31
   Granted                                                     75,500        10.88  -     14.00                  13.10
   Exercised                                                  (61,175)        5.49  -      9.00                   5.72
   Expired                                                    (43,250)        5.49  -     13.50                   7.84
 -----------------------------------------------------------------------------------------------------------------------
 BALANCE, December 31, 1998                                   611,085         5.49  -     14.50                   8.15
   Granted                                                     23,000        10.75  -     11.25                  11.03
   Exercised                                                  (23,675)        5.49  -      9.00                   5.67
   Expired                                                    (18,000)        5.49  -     13.63                   9.90
 -----------------------------------------------------------------------------------------------------------------------
 BALANCE, December 31, 1999                                   592,410         5.49  -     14.50                   8.31
   Granted                                                     46,500        10.50  -     10.50                  10.50
   Exercised                                                  (15,810)        5.49  -      9.00                   5.89
   Expired                                                    (18,550)        9.00  -     13.50                  10.31
 -----------------------------------------------------------------------------------------------------------------------
 BALANCE, December 31, 2000                                   604,550       $ 5.49  -    $14.50                $  8.48
 =======================================================================================================================

 Options exercisable at December 31, 2000                     280,550
 Options exercisable at December 31, 1999                     247,760
 Options exercisable at December 31, 1998                     221,985
  Weighted average fair value of options granted
    during 2000                                                $3.51
  Weighted average fair value of options granted
    during 1999                                                $3.66
  Weighted average fair value of options granted
    during 1998                                                $5.05
========================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes information about fixed stock options outstanding:

                                                       DECEMBER 31, 2000
 -------------------------------------------------------------------------------------------------------------------------------
                                               Outstanding Options                                 Options Exercisable
                            -----------------------------------------------------------    -------------------------------------
                                                             Weighted
                                                              Average         Weighted                                 Weighted
               Range of                     Number          Remaining          Average                   Number         Average
               Exercise             Outstanding at        Contractual         Exercise           Exercisable at        Exercise
                  Price          December 31, 2000               Life            Price        December 31, 2000           Price
 -------------------------------------------------------------------------------------------------------------------------------

    $ 5.49  -    $ 5.50                  262,700                4.0         $  5.49                     165,200       $  5.49
                   6.23                   30,000                4.6            6.23                      30,000          6.23
      8.33  -      9.00                  102,650                5.5            8.56                      42,350          8.58
                  10.50                   46,500                9.9           10.50                          --            --
     10.75  -     13.25                   41,500                7.8           11.72                       6,100         11.97
     13.50  -     14.50                  121,200                6.8           13.56                      36,900         13.61
 -------------------------------------------------------------------------------------------------------------------------------
                                         604,550                5.6         $  8.48                     280,550       $  7.25
 ===============================================================================================================================


                                                       DECEMBER 31, 1999
 ------------------------------------------------------------------------------------------------------------------------------
                                               Outstanding Options                                Options Exercisable
                            ----------------------------------------------------------    -------------------------------------
                                                             Weighted
                                                              Average         Weighted                                 Weighted
               Range of                     Number          Remaining          Average                   Number         Average
               Exercise             Outstanding at        Contractual         Exercise           Exercisable at        Exercise
                  Price          December 31, 1999               Life            Price        December 31, 1999           Price
 ------------------------------------------------------------------------------------------------------------------------------

    $ 5.49  -    $ 5.50                  276,710                5.0         $  5.49                    155,510        $  5.49
                   6.23                   30,000                5.6            6.23                     30,000           6.23
      8.33  -      9.00                  114,200                6.5            8.60                     34,400           8.62
     10.75  -     13.25                   47,500                8.8           11.62                      2,450          12.17
     13.50  -     14.50                  124,000                7.8           13.56                     25,400          13.64
 ------------------------------------------------------------------------------------------------------------------------------
                                         592,410                6.2         $  8.31                    247,760        $  6.92
 ==============================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                       December 31, 1998
  -----------------------------------------------------------------------------------------------------------------------------
                                            Outstanding Options                                Options Exercisable
                           -------------------------------------------------------  -------------------------------------------
                                                             Weighted
                                                              Average         Weighted                                 Weighted
                Range of                    Number          Remaining          Average                   Number         Average
                Exercise            Outstanding at        Contractual         Exercise           Exercisable at        Exercise
                   Price         December 31, 1998               Life            Price        December 31, 1998           Price
 ------------------------------------------------------------------------------------------------------------------------------

     $ 5.49  -    $ 5.50                304,585                6.0            $  5.49                  153,985          $  5.49
                    6.23                 30,000                6.6               6.23                   30,000             6.23
       8.33  -      9.00                120,200                7.6               8.62                   23,900             8.65
      10.88  -     13.25                 25,500                9.4              12.22                       --               --
      13.50  -     14.50                130,800                8.8              13.56                   14,100            13.72
 ------------------------------------------------------------------------------------------------------------------------------
                                        611,085                7.1            $  8.15                  221,985          $  6.45
 ==============================================================================================================================

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2000 and 1999, total commitments to extend credit were approximately $30,630,000 and $34,203,000, respectively, in unfunded loan commitments.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At December 31, 2000 and 1999, commitments under standby letters of credit aggregated approximately $935,000 and $858,000, respectively. In 2000 and 1999, the Bank was not required to perform on a standby letter of credit.

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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



As of December 31, 1998, the Parent Company had directly guaranteed to the Bank $3,000,000 of a $6,000,000 loan to Winter Park Insurance Investments, Inc.. In connection with this guarantee, the Parent Company had the option to purchase $3,000,000 of the debt from the Bank and convert such debt to a 50 percent ownership in Winter Park Insurance Investments, Inc. during a 36-month period beginning in October 1998. The loan matures in October 2001. In November 1999, the Parent Company sold this option to Winter Park Insurance Investments, Inc. and the parent company was released from its guaranty of the loan. The terms of the sale included a $100,000 payment at closing and $300,000 annually at the anniversary date of the sale for each of the next three years, for a total of $1,000,000. For accounting purposes, $312,375 was recognized as income on the sale.


14.      STOCK REPURCHASES

On September 22, 1998, the Company's Board of Directors voted to repurchase 50,000 shares of the Company's stock in 1998. This repurchase resulted in 50,000 outstanding shares of treasury stock, at a cost of $557,788 at December 31, 1998. In addition, on December 15, 1998, the Company's Board of Directors voted to repurchase up to 50,000 shares of the Company's stock in 1999. 45,000 of these shares were purchased in 1999 at a cost of $493,684. The remaining 5,000 shares were repurchased in 2000 at a cost of $51,590. In July 2000, the Company purchased 525,000 shares of common stock from the Company's largest shareholder at a cost of $10 per share (see Note 8).


15.      SUPPLEMENTAL FINANCIAL DATA

Components of other expense in excess of 1 percent of total interest and other income are as follows:

Years ended December 31,                                                        2000                1999               1998
----------------------------------------------------------------------------------------------------------------------------
Merchant bank card processing expenses                                    $2,291,886          $1,691,774         $1,269,411
Other merchant charges                                                       453,929             393,144            323,079
Operating supplies                                                           389,901             425,902            397,543
Computer services                                                          1,421,542           1,395,051            861,368
Legal and professional fees                                                  587,267             482,802            510,356
Marketing and community relations                                            564,520             458,026            496,442
Postage, courier, and armored car                                            456,426             420,963            325,137

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.      FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                          2000                                     1999
                                            ------------------------------------      ----------------------------------
                                                 CARRYING             ESTIMATED           Carrying           Estimated
 December 31,                                       VALUE            FAIR VALUE              Value          Fair Value
 -----------------------------------------------------------------------------------------------------------------------
 Financial assets:
    Cash and cash equivalents               $  23,565,000        $   23,565,000       $  22,164,000     $  22,164,000
    Investment securities held to
      maturity                                 34,454,000            33,793,000          44,441,000        42,292,000
    Investment securities available
      for sale                                 34,754,000            34,754,000          15,922,000        15,922,000
    Loans                                     311,818,000           311,342,000         286,884,000       281,146,000

 Financial liabilities:
    Noncontractual deposits                  $245,887,000          $245,887,000        $241,066,000      $241,066,000
    Contractual deposits                      146,540,000           147,434,000         105,837,000       106,220,000
    Short-term borrowings                       1,042,000             1,042,000          11,712,000        11,713,000

 Notes payable                                  5,250,000             5,349,000                  --               --
 Trust preferred securities                     8,000,000             8,134,000                  --               --

 Off-balance-sheet instruments:
    Undisbursed credit lines                          N/A         $  30,630,000                 n/a     $  34,203,000
    Standby letters of credit                         N/A               935,000                 n/a           858,000


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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Government
                                                        Merchant         Guaranteed
 Year ended                         Community          Bank Card         Loan Sales              All
 December 31, 2000                    Banking         Processing      and Servicing            Other             Total
 ========================================================================================================================
 Interest income                $  32,099,739         $        --         $       --      $    89,784      $ 32,189,523
 Interest expense                 (14,140,169)                 --                 --         (635,175)      (14,775,344)
 ------------------------------------------------------------------------------------------------------------------------
 Net interest income               17,959,570                  --                 --         (545,391)       17,414,179

 Other income                       3,374,634           3,690,789            386,212          153,639         7,605,274
 Equity in income, net
   of goodwill
   amortization, from
   investment in ERAS
   Joint Venture                           --                  --                 --           32,300            32,300
 Depreciation and
   amortization                    (1,137,193)            (53,982)           (15,657)          (9,038)       (1,215,870)
 Other expense                    (13,120,225)         (3,074,707)          (253,266)        (702,689)      (17,150,887)
 ------------------------------------------------------------------------------------------------------------------------
 Pretax segment profit          $   7,076,786         $   562,100         $  117,289      $(1,071,179)     $  6,684,996
 ========================================================================================================================

 Segment assets                 $ 434,790,214         $    96,527         $  193,032      $ 4,240,372      $439,320,145
 ========================================================================================================================


                                                                          Government
                                                        Merchant          Guaranteed
 Year ended                         Community          Bank Card          Loan Sales             All
 December 31, 1999                    Banking         Processing       and Servicing           Other               Total
 ========================================================================================================================

 Interest income                 $  27,888,101      $         --           $      --      $   17,358        $ 27,905,459
 Interest expense                  (11,262,333)               --                  --         (36,555)        (11,298,888)
 ------------------------------------------------------------------------------------------------------------------------
 Net interest income                16,625,768                --                  --         (19,197)         16,606,571

 Other income                        2,807,535         2,827,876             809,988         542,867           6,988,266
 Equity in income, net
    of goodwill
    amortization, from
    Investment in ERAS
    Joint Venture                           --                --                  --         179,008             179,008
 Depreciation and
    amortization                    (1,142,443)          (53,467)            (15,056)         (2,741)         (1,213,707)
 Other expense                     (12,892,609)       (2,366,535)           (398,299)       (409,787)        (16,067,230)
 ------------------------------------------------------------------------------------------------------------------------
 Pretax segment profit
    excluding effect of
    change in
    accounting
    principle)                   $   5,398,251      $    407,874           $ 396,633      $  290,150        $  6,492,908
 ========================================================================================================================

 Segment assets                  $ 389,967,920      $    129,416           $ 223,472      $1,808,523        $392,129,331
 ========================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Government
                                                      Merchant          Guaranteed
 Year ended                        Community         Bank Card          Loan Sales             All
 December 31, 1998                   Banking        Processing       and Servicing           Other               Total
 =======================================================================================================================

 Interest income                $ 23,706,467       $        --         $        --       $      --        $ 23,706,467
 Interest expense                 (9,915,274)               --                  --              --          (9,915,274)
 -----------------------------------------------------------------------------------------------------------------------
 Net interest income              13,791,193                --                  --              --          13,791,193

 Other income                      2,701,247         2,174,057           1,082,906         419,333           6,377,543
 Equity in income, net
    of goodwill
    amortization, from
    Investment in
    ERAS Joint
    Venture                               --                --                  --          (1,465)             (1,465)
 Depreciation and
    amortization                    (956,062)          (50,312)            (13,728)         (2,058)         (1,022,160)
 Other expense                   (11,125,553)       (1,798,014)           (585,169)       (309,579)        (13,818,315)
 -----------------------------------------------------------------------------------------------------------------------

 Pretax segment profit          $  4,410,825       $   325,731         $   484,009       $ 106,231        $  5,326,796
 =======================================================================================================================

 Segment assets                 $354,279,007       $   151,917         $   247,858       $ 797,068        $355,475,850
 =======================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



18.      CONDENSED FINANCIAL INFORMATION OF TIB FINANCIAL CORP.

                            CONDENSED BALANCE SHEETS
                                  (Parent Only)

December 31,                                                              2000                       1999
=========================================================================================================

ASSETS

Cash on deposit with subsidiary                                    $   190,082               $      1,330
Dividends and other receivables from subsidiaries                      526,076                    553,810
Investment in bank subsidiary                                       36,270,320                 27,579,427
Investment in TIB Software & Services, Inc.                            922,096                    901,950
Investment in TIBFL Statutory Trust I                                  248,000                         --
Investment in Keys Insurance Agency, Inc.                            2,274,954                         --
Note receivable                                                        497,196                    702,375
Interest receivable                                                     12,321                     17,358
Income tax receivable                                                   28,083                     95,953
Other assets                                                           353,947                     94,012
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $41,323,075               $ 29,946,215
=========================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
   Dividends payable                                               $   419,509               $    461,490
   Interest payable                                                    451,274                         --
   Due to bank subsidiary                                              294,000                    441,000
   Advances on line of credit                                               --                    659,625
   Notes payable                                                    13,498,000                         --
   Deferred tax liability                                               93,638                     81,942
   Other liabilities                                                   330,000                         --
---------------------------------------------------------------------------------------------------------

  Total liabilities                                                 15,086,421                  1,644,057
---------------------------------------------------------------------------------------------------------

 STOCKHOLDERS' EQUITY
   Common stock                                                        390,241                    449,014
   Surplus                                                           7,886,047                  7,554,967
   Retained earnings                                                17,815,366                 21,634,649
   Market valuation reserve on investment securities
     available for sale                                                145,000                   (285,000)
   Treasury stock, 0 and 95,000 shares, at cost                             --                 (1,051,472)
---------------------------------------------------------------------------------------------------------

 Total stockholders' equity                                         26,236,654                 28,302,158
---------------------------------------------------------------------------------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $41,323,075               $ 29,946,215
=========================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                         CONDENSED STATEMENTS OF INCOME
                                  (Parent Only)


Years ended December 31,                                                 2000                  1999                  1998
=========================================================================================================================

OPERATING INCOME
   Dividend from bank subsidiary                                  $ 4,505,740           $ 1,464,606           $ 2,414,915
   Dividend from TIBFL Statutory Trust I                                8,325                    --                    --
   Gain on sale of insurance company option                                --               312,375                    --
   Interest income on note receivable                                  89,784                17,358                    --
-------------------------------------------------------------------------------------------------------------------------

Total operating income                                              4,603,849             1,794,339             2,414,915
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSE
   Amortization of intangibles                                             --                    --                28,255
   Interest expense                                                   643,500                36,555                    --
   Other expense                                                      274,641               251,763               285,351
-------------------------------------------------------------------------------------------------------------------------

Total operating expense                                               918,141               288,318               313,606
-------------------------------------------------------------------------------------------------------------------------

   Income before income tax benefit (expense) and
     equity in undistributed earnings (loss) of
     subsidiaries                                                   3,685,708             1,506,021             2,101,309

   Income tax benefit (expense)                                       295,300               (28,740)              104,650
-------------------------------------------------------------------------------------------------------------------------

   Income before equity in undistributed earnings
     (losses) of subsidiaries                                       3,981,008             1,477,281             2,205,959
   Equity in undistributed earnings of bank subsidiary                252,893             2,576,879             1,235,952
   Equity in undistributed loss of Keys Insurance
     Agency, Inc.                                                     (31,750)                   --                    --
   Equity in undistributed earnings (loss) of TIB
     Software & Services, Inc.                                         20,145               111,648                  (915)
-------------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                             4,222,296             4,165,808             3,440,996
   Cumulative effect of change in accounting principle
     for deferred organization costs, net of tax benefit
     of $28,300                                                            --               (47,047)                   --
-------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                        $ 4,222,296           $ 4,118,761           $ 3,440,996
=========================================================================================================================

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Parent Only)

  Years ended December 31,                                            2000                  1999                  1998
======================================================================================================================

  CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $ 4,222,296           $ 4,118,761           $ 3,440,996
   Cumulative effect of change in accounting principle                  --                75,347                    --
   Equity in undistributed earnings of bank subsidiary            (252,893)           (2,576,879)           (1,235,952)
   Equity in undistributed earnings (loss) of TIB
     Software & Services, Inc.                                     (20,145)             (111,648)                  915
   Equity in loss of Keys Insurance Agency, Inc.                    31,750                    --                    --
   Payment on note receivable from sale of option                  300,000               100,000                    --
   Gain on sale of insurance company option                             --              (312,375)                   --
   Amortization of intangibles and other assets                     43,908                38,803                63,448
   Increase in other assets                                        (91,769)              (17,372)              (13,710)
   Decrease in due to bank subsidiary                             (147,000)              (49,000)                   --
   Increase in interest payable                                    451,274                    --                    --
   Deferred income taxes                                            11,696                81,942                    --
   Decrease (increase) in income tax receivable                     89,539               (42,442)              118,800
----------------------------------------------------------------------------------------------------------------------

 Net cash provided by operating activities                       4,638,656             1,305,137             2,374,497
----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in receivables from
     subsidiaries                                                   27,734              (103,382)                  550
   Investment in bank subsidiary                                (8,008,000)                   --                    --
   Investment in insurance subsidiary                              (50,000)
   Purchase of Keys Insurance Agency of
     Monroe County, Inc. (see below)                            (1,706,705)                   --                    --
   Investment in TIBFL Statutory Trust I                          (248,000)                   --                    --
   Investment in TIB Software & Services, Inc.                          --                    --              (791,216)
----------------------------------------------------------------------------------------------------------------------

 Net cash used in investing activities                          (9,984,971)             (103,382)             (790,666)
----------------------------------------------------------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                          93,138               143,279               349,892
   Cash dividends paid                                          (1,792,998)           (1,801,623)           (1,767,480)
   Treasury stock repurchased                                      (51,590)             (493,684)             (557,788)
   Compensation paid through issuance of common
     stock                                                              --               183,337               214,575
   Advances on line of credit                                           --               659,625                    --
   Repayment of line of credit                                    (659,625)                   --                    --
   Proceeds from issuance of long-term debt                      8,248,000                    --                    --
   Debt issuance costs                                            (301,858)               (9,625)                   --
----------------------------------------------------------------------------------------------------------------------

 Net cash provided (used) by financing activities                5,535,067            (1,318,691)           (1,760,801)
----------------------------------------------------------------------------------------------------------------------

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 Years ended December 31,                                                   2000                1999               1998
 =======================================================================================================================

 NET (DECREASE) INCREASE IN CASH                                         188,752            (116,936)          (176,970)

 CASH, BEGINNING OF YEAR                                                   1,330             118,266            295,236
 -----------------------------------------------------------------------------------------------------------------------

 CASH, END OF YEAR                                                      $190,082           $   1,330          $ 118,266
 =======================================================================================================================

In 2000, the Company purchased 525,000 shares of the Company's common stock in exchange for four subordinated debt instruments of the Company totalling $5,250,000.

In 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. The purchase price for the net assets of the agency was $2,200,000 which consisted primarily of intangible assets. The consideration consisted of $220,000 of Company common stock (21,643 shares), $1,650,000 in cash (paid at closing), and $330,000 in cash to be paid over a three-year period subject to the agency's ability to achieve certain earning thresholds. Net cash paid in connection with the acquisition is calculated as follows:

Contract purchase price                                             $      1,650,000
Receivables and fixed assets acquired                                        126,013
Liabilities assumed                                                         (135,679)
Capitalized acquisition costs                                                 66,281
                                                                    ----------------

Cash paid                                                           $      1,706,705
                                                                    ================

==========================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors", "Management", and "Filings Under Section 16(A) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be utilized in connection with the Company's 2001 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement to be utilized in connection with the Company's 2001 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Principal Shareholders" in the Proxy Statement to be utilized in connection with the Company's 2001 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 2001 Annual Shareholders Meeting is incorporated herein by reference.

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


         * Items 3.1 through 4.1, and 10.1 through 10.5, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Number as indicated herein) to the Company's Registration Statements (Registration Nos. 333-03499 and 333-24101) and such documents are incorporated herein by reference.

         ** Represents a management contract or a compensation plan or arrangement required to be filed as an exhibit.

(B)      REPORTS ON FORM 8-K

         The Company did not file any current reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2001.

TIB FINANCIAL CORP.

By:   /s/ Edward V. Lett
   ---------------------
   Edward V. Lett
   President, CEO, & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2001.

         SIGNATURE                                     TITLE
         ---------                                     -----


  /s/ Edward V. Lett                        President (Principal Executive
------------------------------                Officer), CEO and Director
Edward V. Lett


 /s/ B.G. Carter                            Director
------------------------------
B.G. Carter


 /s/ Armando J. Henriquez                   Director
------------------------------
Dr. Armando J. Henriquez


 /s/ Gretchen K. Holland                    Director
-----------------------------
Gretchen K. Holland


  /s/ James R. Lawson                       Director
-----------------------------
James R. Lawson


  /s/ Scott A. Marr                         Director
-----------------------------
Scott A. Marr


 /s/ Derek D. Martin-Vegue                  Director
-----------------------------
Derek D. Martin-Vegue



  /s/ Joseph H. Roth, Jr.                   Director
-----------------------------
Joseph H. Roth, Jr.


  /s/ Marvin F. Schindler                   Director
-----------------------------
Marvin F. Schindler

 /s/ Millard J. Younkers, Jr.               Director
-----------------------------
Millard J. Younkers, Jr.


 /s/ David P. Johnson                       Chief Financial Officer
-----------------------------
David P. Johnson