Form 10-Q
period 2001-03-31
TIB FINANCIAL CORP
filed 2001-05-15
CIK 1013796

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                           Commission File Number
       MARCH 31, 2001                                    0-29132

                              TIB FINANCIAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                     65-0655973
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

                    YES [X]                   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                                3,912,660
-----------------------------                     -----------------------------
        Class                                     Outstanding as of May 1, 2001

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TIB FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS


                                                              MARCH 31, 2001         DECEMBER 31, 2000
                                                              --------------         -----------------
                                                               (UNAUDITED)
ASSETS
Cash and due from banks                                        $ 13,415,138            $ 13,789,577
Interest bearing deposits in other bank                               6,292                  66,917
Federal funds sold                                               41,672,000               9,709,000
Investment securities held to maturity                           24,573,022              34,454,133
Investment securities available for sale                         37,703,071              34,753,767
Investment in ERAS Joint Venture                                    957,134               1,001,060

Loans, net of deferred loan fees                                327,195,032             315,085,375
Less: allowance for loan losses                                   3,043,094               3,267,873
                                                               ------------            ------------
       Loans, net                                               324,151,938             311,817,502

Premises and equipment, net                                      17,175,812              14,884,968
Intangible assets, net                                            4,923,117               5,043,031
Other assets                                                     17,692,912              13,800,190
                                                               ------------            ------------
       TOTAL ASSETS                                            $482,270,436            $439,320,145
                                                               ============            ============

LIABILITIES
Deposits:
       Noninterest-bearing demand                              $ 90,678,860            $ 76,159,071
       Interest-bearing demand and money market                 166,773,991             146,486,257
       Savings                                                   23,976,612              23,241,720
       Time deposits of $100,000 or more                         66,050,916              58,934,127
       Other time deposits                                       86,671,465              87,605,612
                                                               ------------            ------------
              Total Deposits                                    434,151,844             392,426,787
Short-term borrowings                                               855,213               1,041,799
Notes payable                                                     5,250,000               5,250,000
Trust preferred securities                                        8,000,000               8,000,000
Other liabilities                                                 7,047,154               6,364,905
                                                               ------------            ------------
       TOTAL LIABILITIES                                        455,304,211             413,083,491
                                                               ------------            ------------

STOCKHOLDERS' EQUITY
Common stock - $.10 par value: 7,500,000 shares
     authorized, 3,912,660 and 3,902,410
     shares issued                                                  391,266                 390,241
Additional paid in capital                                        7,953,000               7,886,047
Retained earnings                                                18,221,959              17,815,366
Accumulated other comprehensive income - unrealized
     gain on investment securities available for sale, net          400,000                 145,000
                                                               ------------            ------------
              TOTAL STOCKHOLDERS' EQUITY                         26,966,225              26,236,654
                                                               ------------            ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $482,270,436            $439,320,145
                                                               ============            ============

(See notes to consolidated financial statements)

                              TIB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                          ------------------------------------
                                                                              2001                     2000
                                                                          -----------               ----------
INTEREST INCOME
Loans, including fees                                                     $ 7,390,122               $6,504,103
Investment securities:
       U.S. Treasury securities                                                39,779                  259,824
       U.S. Government agencies and corporations                              870,015                  533,328
       States and political subdivisions, tax-exempt                           68,716                   90,820
       States and political subdivisions, taxable                              29,638                       --
       Other investments                                                       24,455                   20,549
Interest bearing deposits in other bank                                         1,158                      370
Federal funds sold                                                            363,433                   91,907
                                                                          -----------               ----------
         TOTAL INTEREST INCOME                                              8,787,316                7,500,901
                                                                          -----------               ----------

INTEREST EXPENSE
Interest-bearing demand and money market                                    1,696,503                1,416,251
Savings                                                                       129,070                  138,081
Time deposits of $100,000 or more                                           1,008,539                  649,122
Other time deposits                                                         1,334,358                  834,664
Long term debt - trust preferred securities                                   214,302                       --
Notes payable                                                                 171,118                       --
Short-term borrowings                                                          16,844                   70,055
                                                                          -----------               ----------
         TOTAL INTEREST EXPENSE                                             4,570,734                3,108,173
                                                                          -----------               ----------

         NET INTEREST INCOME                                                4,216,582                4,392,728

                                                                          -----------               ----------
PROVISION FOR LOAN LOSSES                                                     135,000                  135,000
                                                                          -----------               ----------

         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                4,081,582                4,257,728

OTHER INCOME
Service charges on deposit accounts                                           591,802                  497,400
Investment securities gains, net                                                1,866                       --
Merchant bankcard processing income                                         1,247,295                1,094,283
Gain on sale of government guaranteed loans                                        --                    5,636
Fees on mortgage loans sold at origination                                    212,422                   61,826
Commissions on sales by Keys Insurance Agency, Inc.                           319,198                       --
Retail investment services                                                     39,042                   68,519
Equity in (loss) income, net of goodwill amortization, from
         investment in ERAS Joint Venture                                     (43,926)                  32,533
Other income                                                                  257,493                  171,304
                                                                          -----------               ----------
         TOTAL OTHER INCOME                                                 2,625,192                1,931,501
                                                                          -----------               ----------

OTHER EXPENSE
Salaries and employee benefits                                              2,366,059                1,911,916
Net occupancy expense                                                         769,137                  655,749
Other expense                                                               2,303,373                1,947,253
                                                                          -----------               ----------
         TOTAL OTHER EXPENSE                                                5,438,569                4,514,918
                                                                          -----------               ----------

         INCOME BEFORE INCOME TAX EXPENSE                                   1,268,205                1,674,311


                                  (Continued)

                              TIB FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                         --------------------------------------
                                             2001                     2000
                                         -----------              -------------

INCOME TAX EXPENSE                           441,000                    624,400
                                         -----------              -------------

         NET INCOME                      $   827,205              $   1,049,911
                                         ===========              =============


BASIC EARNINGS PER SHARE:                $      0.21              $        0.24

DILUTED EARNINGS PER SHARE:              $      0.20              $        0.23


                (See notes to consolidated financial statements)

                              TIB FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                               Accumulated
                                                                                                   Other                 Additional
                                                     Comprehensive     Retained     Treasury   Comprehensive    Common      Paid in
                                            Total        Income        Earnings      Stock     Income (Loss)     Stock      Capital
                                         ----------- -------------  ------------  ------------ ------------- ---------   ----------
Balance at December 31, 2000             $26,236,654                $17,815,366            --    $145,000     $390,241   $7,886,047

Comprehensive Income
     Net Income                              827,205  $   827,205       827,205
     Other comprehensive income, net
         of tax expense of $154,000:
         Change in unrealized gain
         (loss)  on securities
         available for sale, net             255,000      255,000                                  255,000
                                                      -----------
    Comprehensive income                              $ 1,082,205
                                                      ===========
Exercise of stock options                     57,900                                                             1,025       56,875
Income tax benefit from stock options
         exercised                            10,078                                                                         10,078
Cash dividends declared, $.1075 per
         share                              (420,612)                  (420,612)
                                         -----------  ------------  -----------  -------------    --------    --------   ----------

Balance at March 31, 2001                $26,966,225                $18,221,959            --     $400,000    $391,266   $7,953,000
                                         ===========  ============  ===========  =============    ========    ========   ==========


                                                                                               Accumulated
                                                                                                   Other                 Additional
                                                     Comprehensive     Retained     Treasury   Comprehensive    Common      Paid in
                                            Total        Income        Earnings      Stock     Income (Loss)     Stock      Capital
                                         ----------- -------------  ------------  ------------ ------------- ---------   ----------
Balance at December 31, 1999             $28,302,158                $21,634,649   $(1,051,472)  $(285,000)    $449,014   $7,554,967

Comprehensive Income
     Net Income                            1,049,911   $1,049,911     1,049,911
     Other comprehensive income, net
         of tax benefit of $20,000:
         Change in unrealized gain
         (loss) on securities
         available for sale, net             (34,000)     (34,000)                                (34,000)
                                                       ----------
    Comprehensive income                               $1,015,911
                                                       ==========
Exercise of stock options                     28,282                                                               400       27,882
Income tax benefit from stock options
         exercised                             4,425                                                                          4,425
Purchase of treasury stock                   (51,590)                                 (51,590)
Cash dividends declared, $.105 per
         share                              (461,384)                  (461,384)
                                         -----------   ----------   -----------  -------------    --------    --------   ----------

Balance at March 31, 2000                $28,837,802                $22,223,176   $(1,103,062)   $(319,000)   $449,414   $7,587,274
                                         ===========   ==========   ===========  =============    ========    ========   ==========

                              TIB FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)


                                                                                   FOR THE THREE MONTH PERIOD ENDED
                                                                                              MARCH 31,
                                                                                     2001                     2000
                                                                                 ------------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                       $    827,205             $  1,049,911
Adjustments to reconcile net income to net cash provided by operating activities:
              Net amortization of investments                                           6,413                   47,381
              Amortization of intangible assets                                       119,914                   43,371
              Depreciation of premises and equipment                                  324,499                  306,409
              Provision for loan losses                                               135,000                  135,000
              Deferred income tax provision (benefit)                                 (70,325)                  57,970
              Deferred net loan fees                                                 (109,052)                 (41,055)
              Investment securities gains, net                                         (1,866)                      --
              (Gain) loss on sale/disposal of premises and equipment                     (188)                  26,001
              Gain on sales of government guaranteed loans, net                            --                   (5,636)
              Increase in other assets                                             (3,666,397)              (1,494,610)
              Increase in other liabilities                                           691,224                  462,186
              Equity in (income) loss, net of goodwill amortization,
                  from investment in ERAS JV                                           43,926                  (32,533)
              Other                                                                    10,000                       --
                                                                                 ------------             ------------
              NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES
                                                                                   (1,689,647)                 554,395
                                                                                 ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                                  (117,500)                      --
Purchases of investment securities available for sale                              (3,726,210)                      --
Repayments of principal and maturities of investment securities
     available for sale                                                             1,179,970                   89,797
Maturities of investment securities held to maturity                               10,000,000                       --
Proceeds from sales of government guaranteed loans                                         --                6,596,039
Loans originated or acquired, net of principal repayments                         (12,360,384)             (12,941,254)
Purchases of premises and equipment                                                (2,629,495)                (331,185)
Purchase of insurance policy                                                         (310,000)                      --
Sales of premises and equipment                                                         4,340                   50,365
                                                                                 ------------             ------------
              NET CASH USED IN INVESTING ACTIVITIES                                (7,959,279)              (6,536,238)
                                                                                 ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in federal funds purchased and securities sold under
     agreements to repurchase and repayment of short term borrowings                 (186,586)             (11,095,297)
Net increase in demand, money market and savings accounts                          35,542,415               16,943,611
Time deposits accepted, net of repayments                                           6,182,642                4,259,626
Proceeds from exercise of stock options                                                57,900                   28,282
Treasury stock repurchased                                                                 --                  (51,590)
Cash dividends paid                                                                  (419,509)                (461,490)
                                                                                 ------------             ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                                   41,176,862                9,623,142
                                                                                 ------------             ------------


                                  (Continued)

                              TIB FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)


                                                        FOR THE THREE MONTH PERIOD ENDED
                                                                   MARCH 31,
                                                          2001                  2000
                                                      -----------            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              31,527,936              3,641,299

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                               23,565,494             22,164,372
                                                      -----------            -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                    $55,093,430            $25,805,671
                                                      ===========            ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
         Interest                                     $ 4,609,883            $ 3,223,990
         Income taxes                                          --                     --


                (See notes to consolidated financial statements)

                              TIB FINANCIAL CORP.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2001. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2000.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank of the Keys, TIB Software and Services, Inc., TIBFL Statutory Trust I and Keys Insurance Agency, Inc. and the Bank's two subsidiaries, TIB Government Loan Specialists, Inc. and TIB Investment & Insurance Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts previously reported on have been reclassified to conform with current period presentation.


NOTE 2 - LOANS

Loans are reported at the gross amount outstanding, reduced by net deferred loan fees and an allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis. Gains on sales of government guaranteed loans are recognized as income when the sale occurs.

Major classifications of loans are as follows:


                                                  March 31, 2001         December 31, 2000
                                                  --------------         -----------------
Real estate mortgage loans:
          Commercial                               $180,367,138            $170,284,808
          Residential                                79,398,383              76,980,301
          Construction                                6,951,877               7,618,849
Commercial loans                                     38,642,054              38,762,547
Consumer loans                                        9,112,229               9,114,774
Home equity loans                                    13,103,336              12,813,132
                                                   ------------            ------------
       Total loans                                  327,575,017             315,574,411
Net deferred loan fees                                  379,985                 489,036
                                                   ------------            ------------
       Loans, net of deferred loan fees            $327,195,032            $315,085,375
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

Activity in the allowance for loan losses for the three months ended March 31, 2001 and March 31, 2000 follows:


                                                          2001                    2000
                                                      -----------             -----------
Balance, January 1                                    $ 3,267,873             $ 2,996,532
Provision charged to expense                              135,000                 135,000
Loans charged off                                        (364,265)                 (7,353)
Recoveries of loans previously charged off                  4,486                      --
                                                      -----------             -----------
Balance, March 31                                     $ 3,043,094             $ 3,124,179
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

The amortized cost and estimated fair value of investment securities held-to-maturity at March 31, 2001 and December 31, 2000 are presented below:


                                                                                  March 31, 2001
                                                     -----------------------------------------------------------------------------
                                                      Amortized            Unrealized           Unrealized                Fair
                                                        Cost                  Gains               Losses                  Value
                                                     -----------           ----------           -----------            -----------

U.S. Treasury securities                             $   100,369            $  2,037            $        --            $   102,406
U.S. Government agencies and corporations             23,165,893             172,656                 22,141             23,316,408
Other investments                                      1,306,760                  --                     --              1,306,760
                                                     -----------            --------            -----------            -----------
                                                     $24,573,022            $174,693            $    22,141            $24,725,574
                                                     ===========            ========            ===========            ===========


                                                                                December 31, 2000
                                                     -----------------------------------------------------------------------------
                                                      Amortized            Unrealized           Unrealized                Fair
                                                        Cost                  Gains               Losses                  Value
                                                     -----------           ----------           -----------            -----------

U.S. Treasury securities                             $   100,422            $    562            $        --            $   100,984
U.S. Government agencies and corporations             33,164,451                  --                661,317             32,503,134
Other investments                                      1,189,260                  --                     --              1,189,260
                                                     -----------            --------            -----------            -----------
                                                     $34,454,133            $    562            $   661,317            $33,793,378
                                                     ===========            ========            ===========            ===========


The amortized cost and estimated fair value of investment securities available for sale at March 31, 2001 and December 31, 2000 are presented below:


                                                                                  March 31, 2001
                                                     -----------------------------------------------------------------------------
                                                      Amortized            Unrealized           Unrealized                Fair
                                                        Cost                  Gains               Losses                  Value
                                                     -----------           ----------           -----------            -----------


U.S. Treasury securities                                $ 3,034,437            $ 39,633         $        --            $ 3,074,070
U.S. Government agencies and corporations                   106,203               1,172                  --                107,375
States and political subdivisions-tax-exempt              5,737,867             192,289                  --              5,930,156
States and political subdivisions-taxable                 3,028,788              36,812              36,842              3,028,758
Mortgage-backed securities                               23,037,666             408,726                  --             23,446,392
Corporate bonds                                           2,116,110                 210                  --              2,116,320
                                                        -----------            --------         -----------            -----------
                                                        $37,061,071            $678,842         $    36,842            $37,703,071
                                                        ===========            ========         ===========            ===========

                                                                                December 31, 2000
                                                     -----------------------------------------------------------------------------
                                                       Amortized            Unrealized          Unrealized                Fair
                                                          Cost                 Gains              Losses                  Value
                                                     --------------        ------------         -----------            -----------

U.S. Treasury securities                                $ 3,039,611            $     --         $     5,381            $ 3,034,230
States and political subdivisions-tax-exempt              5,737,356              90,369                  --              5,827,725
States and political subdivisions-taxable                 1,563,790              26,441              62,935              1,527,296
Mortgage-backed securities                               24,180,010             185,553               1,047             24,364,516
                                                        -----------            --------         -----------            -----------
                                                        $34,520,767            $302,363         $    69,363            $34,753,767
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

The reconciliation of basic earnings per share to diluted earnings per share is as follows:


                                                       Net Earnings           Common Shares       Per Share Amount
                                                       ------------           -------------       ----------------

For the three months ended March 31, 2001:
    Basic earnings per common share                     $  827,205              3,905,653              $ .21
    Effect of dilutive stock options                            --                150,290               (.01)
                                                        ----------              ---------              -----
         Diluted earnings per common share              $  827,205              4,055,943              $ .20
                                                        ==========              =========              =====

For the three months ended March 31, 2000:
    Basic earnings per common share                     $1,049,911              4,392,086              $ .24
    Effect of dilutive stock options                            --                133,445               (.01)
                                                        ----------              ---------              -----
         Diluted earnings per common share              $1,049,911              4,525,531              $ .23
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

Total options granted, exercised, and expired during the three months ended March 31, 2001 were 0, 10,250 and 1,800, respectively. As of March 31, 2001, 592,500 options for shares were outstanding.


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (as amended by SFAS 137 and 138), however, early adoption was allowed. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company adopted the new standard as of July 1, 1998. The effect on the financial statements at July 1, 1998 which resulted from the transfer of approximately $11.9 million in investment securities from the held to maturity category to the available for sale category was an increase in other comprehensive income market valuation reserve of approximately $176,000.

In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. The new statement revises accounting criteria for securitizations, other financial asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125's provisions without amendment. Although the statement is effective for reporting periods beginning after March 31, 2001, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of SFAS 140 is not expected to have a significant impact on the consolidated financial statements.


NOTE 8 - SEGMENT REPORTING

TIB Financial Corp. has four reportable segments: community banking, merchant bankcard processing, insurance sales, and government guaranteed loan sales and servicing. The community banking segment's business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bankcard processing segment processes credit card transactions for local merchants. The insurance agency offers a full line of commercial and residential coverage as well as life, health and annuities. The government guaranteed loan segment originates and sells the government guaranteed portion of loans that qualify for government guaranteed loan programs, such as those offered by the Small Business Administration and the U.S. Department of Agricultural Rural Development Business and Industry Program.

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the company's internal organization and disclosure of operating results based upon internal accounting methods.

The results of the Company's segments are as follows:


                                                                       Government
                                                      Merchant         Guaranteed       Insurance
Three months ended                    Community       Bankcard         Loans Sales       Agency          All
March 31, 2001                         Banking       Processing       and Servicing       Sales         Other             Totals
------------------                  ------------     ----------       -------------   -----------    -----------      -------------

Interest income                     $  8,770,434     $       --        $      --      $        --    $    16,882      $   8,787,316
Interest expense                       4,183,438             --               --               --(a)     387,296          4,570,734
                                    ------------     ----------        ---------      -----------    -----------      -------------
Net interest income                    4,586,996             --               --               --       (370,414)         4,216,582

Other income                           1,070,370      1,247,295           32,255          319,198             --          2,669,118

Equity in income (loss), net of
   goodwill amortization, from
   investment in ERAS JV                      --             --               --               --        (43,926)           (43,926)

Depreciation and amortization            301,467         10,481            3,885            7,479          1,187            324,499

Other expense                          3,710,053      1,025,710           67,754          349,090         96,463          5,249,070
                                    ------------     ----------        ---------      -----------    -----------      -------------

Pretax segment profit (loss)        $  1,645,846     $  211,104     $   (39,384)      $   (37,371)   $  (511,990)     $   1,268,205
                                    ============     ==========     ===========       ===========    ===========      =============

Segment assets                      $477,821,875     $   93,563     $   189,506       $ 2,379,919    $ 1,785,573      $ 482,270,436
                                    ============     ==========     ===========       ===========    ===========      =============

                                                                     Government
                                                      Merchant       Guaranteed     Insurance
Three months ended                    Community       Bankcard       Loans Sales     Agency            All
March 31, 2000                         Banking       Processing     and Servicing     Sales           Other             Totals
------------------                  ------------     ----------     -------------  -----------     -----------      -------------

Interest income                     $  7,477,325     $       --       $      --      $    --      $   23,576        $  7,500,901
Interest expense                       3,097,876             --              --           --          10,297           3,108,173
                                    ------------     ----------       ---------      -------      ----------        ------------
Net interest income                    4,379,449             --              --           --          13,279           4,392,728

Other income                             704,925      1,094,283          31,241           --          68,519           1,898,968

Equity in income (loss), net of
   goodwill amortization, from
   investment in ERAS JV                      --             --              --           --          32,533              32,533

Depreciation and amortization            288,098         13,485           3,914           --             912             306,409

Other expense                          3,303,503        878,245          54,284           --         107,477           4,343,509
                                    ------------     ----------       ---------      -------      ----------        ------------

Pretax segment profit (loss)        $  1,492,773     $  202,553       $ (26,957)     $    --      $    5,942        $  1,674,311
                                    ============     ==========       =========      =======      ==========        ============

Segment assets                      $401,883,990     $  118,330       $ 215,862      $    --      $1,012,388        $403,230,570
                                    ============     ==========       =========      =======      ==========        ============

(a) Interest expense primarily relates to $214,302 related to trust preferred securities and $171,118 related to notes payable associated with majority shareholder stock buyback, both of which qualify as capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the "Company") as reflected in the unaudited consolidated statement of condition as of March 31, 2001, and statement of income for the three months ended March 31, 2001.

The Company's net income of $827,205 for the first quarter of 2001 was a 21.2% decrease compared to $1,049,911 for the same period last year. The decrease in net income is attributed to a decrease of $176,146 or 4.0%, in net interest income; an increase of $693,691, or 35.9%, in other income; an increase in other expense of $923,651, or 20.5%; and a decrease in income tax expense of $183,400 or 29.4%.

Basic and diluted earnings per share for the first quarter of 2001 were $0.21 and $0.20 respectively as compared to $0.24 and $0.23 per share in the previous year's quarter. The percentage decrease in diluted earnings per share for the first quarter is less than the percentage decrease in net income due to the stock repurchase effected on July 1, 2000. Interest expense of $171,118 was the first quarter interest incurred on the note payable related to the buy back of approximately 10% of the Company's outstanding stock from the Company's largest shareholder. The net effect of this transaction was to decrease net income by $106,000 in the first quarter of 2001 versus the first quarter of 2000. However, the effect of this transaction did not reduce earnings per share due to the smaller number of shares outstanding.

An additional $214,302 of interest expense incurred in the first quarter of 2001 relates to the trust preferred securities issued in the third quarter of 2000. The trust preferred securities issuance supplied capital for growth and acquisitions. It is the Company's intention to grow its traditional banking business in its existing markets and also new markets and to acquire and promote new products and services.

Other items occurring in the first quarter of 2001 that were absent in the year ago period were costs related to two branches purchased in South Miami-Dade County in December of 2000, expenses to prepare for upcoming de novo branching in Southwest Florida, and operating expenses for Keys Insurance Agency purchased on October 31, 2000. The Company also recorded a $43,926 loss from its investment in the ERAs Joint Venture.

Book value per share increased to $6.89 at March 31, 2001 from $6.72 at December 31, 2000. The Company paid a quarterly dividend of $0.1075 per share in the first quarter of 2001, as compared to $0.105 per share in the first quarter of 2000.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the three months ended March 31, 2001 was 12.4% on average equity of $26,641,000, compared to 14.7% on average equity of $28,662,000 for the same period in 2000. Annualized return on average assets of $460,263,000 for the three months ended March 31, 2001 was 0.72%, compared to 1.07% on average assets of $392,236,000 for the same period in 2000.

Net interest income is one measurement of how management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, notes payable related to Company shares repurchased, trust preferred securities, and other short-term borrowings. Net interest income decreased $176,146 or 4.0% to $4.2 million, in the three months ended March 31, 2001 as compared to the same period last year. $385,420 of this decrease was a result of interest expense related to the $8 million in trust preferred securities and the $5.25 million in notes payable, both of which were issued in the third quarter of 2000. This decrease was partially offset by an increase in interest income resulting from a higher level of earning assets. Interest from loans increased approximately $886,000 to $7.4 million for the first three months of 2001 compared to the prior year period. Interest income from investment securities and federal funds sold increased approximately $400,000. These interest income increases were further offset by an increase in deposit interest expense and short term borrowing interest expense approximating $1,077,000.

The Company's net interest margin decreased to 4.16% in the first three months of 2001 compared to 4.97% in the first three months of 2000. The following table sets forth information with respect to the average balances, interest income and average yield by major categories of assets; the average balances, interest expense and average rate by major categories of liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity; and net interest income, interest rate spread, and net interest margin for the three months ended March 31, 2001 and March 31, 2000.


                                                                   2001                                      2000
                                                  -----------------------------------       ------------------------------------
                                                  AVERAGE         INCOME/      YIELDS       AVERAGE         INCOME/       YIELDS
(Dollars in thousands)                            BALANCES        EXPENSE       RATES       BALANCES        EXPENSE        RATES
                                                  --------        -------      ------       --------        -------       ------
   Interest-earning assets:
      Loans (1)                                   $321,646          7,390      9.32%        $291,646         6,504        8.97%
      Investment securities - taxable               60,428            964      6.47%          53,334           814        6.14%
      Investment securities - tax exempt (2)         5,738            104      7.36%           6,930           138        7.99%
      Interest bearing deposits in other banks          84              1      5.56%              24             -        6.24%
     Federal funds sold                             26,958            364      5.47%           6,448            92        5.73%
                                                  --------        -------                   --------        ------
Total interest-earning assets                      414,854          8,823      8.62%         358,382         7,548        8.47%
                                                  --------        -------                   --------        ------

Non-interest-earning assets:
   Cash and due from banks                          13,003                                    14,361
   Investment in ERAS                                  995                                       973
   Premises and equipment, net                      14,972                                    14,248
   Allowances for loan losses                      (3,316)                                    (3,048)
   Other assets                                     19,755                                     7,320
                                                  --------                                  --------
Total non-interest earning assets                   45,409                                    33,854
                                                  --------                                  --------
Total assets                                      $460,263                                  $392,236
                                                  ========                                  ========

   Interest-bearing liabilities:
     Interest bearing deposits:
     NOW accounts                                 $ 39,084            146      1.51%        $ 35,301           112        1.28%
     Money market                                  117,616          1,551      5.35%         110,698         1,304        4.74%
     Savings deposits                               23,267            129      2.25%          23,938           138        2.32%
     Other time deposits                           151,117          2,343      6.29%         106,408         1,484        5.61%
                                                  --------        -------                   --------        ------
Total interest-bearing deposits                    331,084          4,169      5.11%         276,345         3,038        4.42%

   Other interest-bearing liabilities:
   Notes payable                                     5,250            171     13.22%              --            --           --
   Short-term borrowings                             1,119             17      6.10%           4,391            70        6.42%
   Trust preferred securities                        8,000            214     10.86%              --            --           --
                                                  --------        -------                   --------        ------
Total interest-bearing liabilities                 345,453          4,571      5.37%         280,736         3,108        4.45%
                                                  --------        -------                   --------        ------


Non-interest bearing liabilities
   and stockholders' equity:
   Demand deposits                                  81,325                                    78,863
   Other liabilities                                 6,844                                     3,975
   Stockholders' equity                             26,641                                    28,662
                                                  --------                                  --------
Total non-interest bearing liabilities and
    stockholders' equity                           114,810                                   111,500
                                                  --------                                  --------

Total liabilities and stockholders' equity        $460,263                                  $392,236
                                                  ========                                  ========

Interest rate spread                                                           3.25%                                      4.02%
                                                                              =====                                       ====
Net interest income                                               $4,252                                    $4,440
                                                                  ======                                    ======
Net interest margin (3)                                                        4.16%                                      4.97%
                                                                              =====                                       ====

(1)      Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

The decrease in net interest margin from March 31, 2000 to March 31, 2001 is the result of several factors. The decrease is partially attributable to the interest cost from the notes given in exchange for the stock repurchase and the issuance of trust preferred securities. Both of these transactions occurred during the third quarter of 2000 and resulted in an increase in the overall rate for interest-bearing liabilities. In addition, the Company had increased liquidity during the first quarter of 2001 as compared to the prior year primarily as a result of the overall volatility in the stock market during the first quarter of 2001. This resulted in the increase in federal funds sold from $6.4 million to $27.0 million. Federal funds are the Company's lowest rate earning asset, and the increase in the volume of federal funds combined with the decrease in rate earned on these assets and the cost of these funds, contributed to the decrease in the net interest margin. In addition, the average balance of time deposits increased to $151 million during the first quarter of 2001, as compared to $106 million during the comparable prior year period. Rates on these time deposit liabilities also increased from 5.61% to 6.29%, reflecting the Company's stance in being aggressive in their rates in an attempt to increase market share.

Based on managements evaluation of specific loans and inherent losses within the loan portfolio, the provision for loan losses was $135,000 in both the three months of 2001 and 2000. Gross charged off loans for the first three months of 2001 were $364,265 with recoveries of $4,486, resulting in an annualized net charge-off rate of 0.445% of total loans. This compares to net charge offs during the same period last year of $7,353. Approximately $326,000 of the current year charge-off relates to one specific loan. The amount charged off relates to the balance remaining on this loan after application of the sale proceeds from liquidation of the production equipment belonging to a manufacturing company in Sarasota, Florida.

At March 31, 2001, the Company had aggregate non-accrual loans of $1,481,397 compared to $502,774 at December 31, 2000. This increase is attributable to the addition of 7 loans to the non-accrual category, which total approximately $984,000. Management does not anticipate that the Company will incur any significant loss with respect to these loans based upon a recent analysis of the assets pledged as collateral for these loans and guarantees.

Loans past due 90 days or more and still accruing totaled $2,025,233 and $2,013,790 at March 31, 2001 and December 31, 2000, respectively. The 90 day past due amount is entirely attributable to the non-guaranteed portion of one individual loan to construct a lumber mill in Northern Florida. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan is collateralized by the business owner's interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At March 31, 2001, the loan was past due greater than 90 days but is still maintained as an accruing loan because of the USDA guarantee. Management believes the value of all assets pledged as collateral for this loan exceeds the unpaid amount. The loan is in the process of foreclosure, and no loss is anticipated. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 1.07% at March 31, 2001 compared to 0.80% at December 31, 2000.

Other income increased $693,691 to $2,625,192 for the three month period ended March 31, 2001 from $1,931,501 in the comparable period last year. The increase in non interest income is attributable to an increase of $153,012 in merchant bankcard processing income; a $94,402 increase in service charges on deposit accounts; a $1,866 increase in net investment security gains; a $319,198 increase in commissions on sales by Keys Insurance Agency (from $0 in the same three month period of 2000); a $83,689 increase in other income; a $150,596 increase in fees on mortgage loans sold at origination; offset by a decrease of $3,136 in gains on sale of government guaranteed loans; a $29,477 decrease in retail investment services; and a $76,459 decrease in equity in income (loss), net of goodwill amortization, from the investment in ERAS JV.

Other expense increased $923,651 or 20.5% to $5,438,569, in the first three months of 2001 as compared to the prior year period. The major areas of increased expenses relate to interchange fees and processing costs for merchant bankcard transactions which increased $152,638 over the prior year quarter. These costs are volume driven and are more than offset by higher revenues reported in Other Income. Keys Insurance Agency was added as a new subsidiary to the Company in the fourth quarter of 2000, and increased the Company's operating expenses by approximately $357,000 in the first quarter of 2001. Additional operating expenses were also incurred as a result of the two new branches added in Homestead in the fourth quarter of 2000.

Total assets at March 31, 2001 were $482,270,436, up from total assets of $439,320,145 at December 31, 2000. Loans net of deferred loan fees increased $12,109,657 to $327,195,032 for the first three months of 2001 from year end 2000. Also, in the same period, federal funds sold increased $31,963,000, and investment securities decreased $6,931,807.

At March 31, 2001, the Company had $855,213 in short-term borrowings compared to $1,041,799 at December 31, 2000. Short-term borrowings consist of securities sold under agreements to repurchase and Treasury tax deposits.

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

On September 7, 2000, the Company participated in a pooled offering of trust preferred securities in the amount of $8 million. The Company formed TIBFL Statutory Trust I (the "Trust"), a wholly-owned statutory trust subsidiary, for the purpose of issuing the trust preferred securities. The trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital for federal regulatory purposes.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at March 31, 2001 and December 31, 2000:


                                                     Well             Adequately
                                                  Capitalized        Capitalized         March 31, 2001        December 31, 2000
                                                  Requirement        Requirement             Actual                  Actual
                                                  -----------        -----------         --------------        -----------------
Tier 1 Capital (to Average Assets)
     Consolidated                                    =>5%                 4%                  6.5%                    7.1%
     Bank                                            =>5%                 4%                  7.4%                    8.2%

Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                    =>6%                 4%                  8.7%                    9.0%
     Bank                                            =>6%                 4%                  9.8%                   10.4%

Total Capital (to Risk Weighted Assets)
     Consolidated                                    =>10%                8%                  11.1%                  11.7%
     Bank                                            =>10%                8%                  10.7%                  11.4%

Management believes, as of March 31, 2001, that the Company and the Bank met all capital requirements to which they are subject. As discussed previously in the Management's Discussion and Analysis section, the Company has included in Tier 1 Capital $8 million in trust preferred securities that were issued in September 2000.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $67.0 million at March 31, 2001. Any advances are secured by the Bank's one-to-four family residential mortgage loans.

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

RATE SENSITIVITY

The Company's interest rate sensitivity position at March 31, 2001 is presented in the table below.


                                             3 months        4 to 6        7 to 12        1 to 5         Over 5
(Dollars in thousands)                       or less         Months        Months          years          Years       Total
                                            ---------       --------      --------        -------        -------     -------
Interest-earning assets:
Loans                                       $ 120,689       $ 37,253      $ 27,074        $76,021        $66,538    $327,575
Investment securities-taxable                       -              -         4,478         22,143         29,725      56,346
Investment securities-tax exempt                    -              -             -            714          5,216       5,930
Federal funds sold                             41,672              -             -              -              -      41,672
Interest bearing deposit in other bank              6              -             -              -              -           6
Note receivable                                     -              -           233            264              -         497
                                            ---------       --------      --------        -------        -------     -------
Total interest-bearing assets                 162,367         37,253        31,785         99,142        101,479     432,026
                                            ---------       --------      --------        -------        -------     -------

Interest-bearing liabilities:
NOW accounts (A)                               17,400              -             -              -         26,101      43,501
Money Market                                  123,273              -             -              -              -     123,273
Savings Deposits (B)                                -              -        23,977              -              -      23,977
Other time deposits                            31,893         37,629        47,225         35,965             10     152,722
Notes payable                                       -              -             -              -          5,250       5,250
Trust preferred securities                          -              -             -              -          8,000       8,000
Other borrowings                                  855              -             -              -              -         855
                                            ---------       --------      --------        -------        -------     -------
Total interest-bearing liabilities            173,421         37,629        71,202         35,965         39,361     357,578
                                            ---------       --------      --------        -------        -------     -------

Interest sensitivity gap                    $(11,054)       $   (376)     $(39,417)       $63,177        $62,118     $74,448
                                            ========        ========      ========        =======        =======     =======

Cumulative interest sensitivity gap         $(11,054)       $(11,430)     $(50,847)       $12,330        $74,448     $74,448
                                            ========        ========      ========        =======        =======     =======

Cumulative sensitivity ratio                   (2.6)%           (2.6)%       (11.8)%          2.9%          17.2%       17.2%
                                            ========        ========      ========        =======        =======     =======

(A) 40% of outstanding balance considered repricable immediately and 60% repricable in the furthest time period.

(B)      Savings Deposits considered repricable in the one year time horizon.


The Company is cumulatively asset sensitive in the 1 to 5 year time frame and cumulatively liability sensitive in each of the 3 month or less, 4 to 6 months, and 7 to 12 month timeframes. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, to include the entire balance of these liability accounts in the earliest repricing period would be unrealistic. To compensate for the fact that changes in general market interest rates will not be fully reflected in changes in NOW rates, only 40% of NOW balances is included as immediately rate sensitive based on the Company's own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the Company's repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should decrease, the net interest margin would decrease. Conversely, if rates increase the net interest margin would over time increase.

Even in the near term, the $50,847,000 one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Second, a static gap model does not factor the effects of growing volumes which would likely include greater additional rate sensitive assets than rate sensitive liabilities.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company's policy to maintain its cumulative one year gap ratio in the -20% to +10% range. At March 31, 2001, the Company was within this range with a one year cumulative sensitivity ratio of -11.8%.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of March 31, 2001 was developed using simulation analysis of the Bank's sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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


(Dollars in thousands)                              Interest Rates Decrease         Interest Rates      Interest Rates Increase
                                                    200 BP           100 BP         Remain Constant     100 BP           200BP
                                                    ------           ------         ---------------     ------           -----
2001 Interest Income                                31,616           33,729             35,841          37,791          39,740
2001 Interest Expense                               12,171           13,857             15,542          17,228          18,913
                                                    ------           ------             ------          ------          ------
Net Interest Income                                 19,445           19,872             20,299          20,563          20,827
                                                    ------           ------             ------          ------          ------
Change in net income after tax vs. budget             (533)            (267)                --             165             330

PART II.          OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 99 - Report of Independent Certified Public
                  Accountants
         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TIB FINANCIAL CORP.

                                    /s/ Edward V. Lett
                                    ------------------------------------------
Date:    May 15, 2001               Edward V. Lett
         ------------               President and Chief Executive Officer


                                    /s/ David P. Johnson
                                    ------------------------------------------
                                    David P. Johnson
                                    Senior Vice President and
                                    Chief Financial Officer