Form 10-Q
period 2001-06-30
TIB FINANCIAL CORP
filed 2001-08-14
CIK 1013796

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended JUNE 30, 2001	Commission File Number 0-29132

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

99451 OVERSEAS HIGHWAY, KEY LARGO, FLORIDA 33037-7808

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:          305-451-4660

Not Applicable

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

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	3,928,160

Class	Outstanding as of August 1, 2001

Part I.    FINANCIAL INFORMATION

Item 1. Financial Statements

TIB FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS

Cash and due from banks	$13,256,787	$13,789,577

Interest bearing deposits in other bank	25,925	66,917

Federal funds sold	29,270,000	9,709,000

Investment securities held to maturity	24,573,177	34,454,133

Investment securities available for sale	39,381,697	34,753,767

Investment in ERAS Joint Venture	904,295	1,001,060

Loans, net of deferred loan fees	344,061,852	315,085,375

Less: allowance for loan losses	3,169,474	3,267,873

Loans, net	340,892,378	311,817,502

Premises and equipment, net	17,509,985	14,884,968

Intangible assets, net	4,804,956	5,043,031

Other assets	13,496,965	13,800,190

TOTAL ASSETS	$484,116,165	$439,320,145

LIABILITIES

Deposits:

Noninterest-bearing demand	$86,106,684	$76,159,071

Interest-bearing demand and money market	179,380,766	146,486,257

Savings	24,372,533	23,241,720

Time deposits of $100,000 or more	61,382,168	58,934,127

Other time deposits	83,199,241	87,605,612

Total Deposits	434,441,392	392,426,787

Short-term borrowings	1,694,536	1,041,799

Notes payable	5,250,000	5,250,000

Trust preferred securities	8,000,000	8,000,000

Other liabilities	7,385,264	6,364,905

TOTAL LIABILITIES	456,771,192	413,083,491

STOCKHOLDERS’ EQUITY

Common stock — $.10 par value: 7,500,000 shares authorized, 3,928,160 and 3,902,410 shares issued	392,816	390,241

Additional paid in capital	8,063,355	7,886,047

Retained earnings	18,711,802	17,815,366

Accumulated other comprehensive income – unrealized gain on investment securities available for sale, net	177,000	145,000

TOTAL STOCKHOLDERS’ EQUITY	27,344,973	26,236,654

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,116,165	$439,320,145

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

INTEREST INCOME

Loans, including fees	$7,318,304	$6,913,232	$14,708,426	$13,417,335

Investment securities:

U.S. Treasury securities	39,379	236,428	79,158	496,252

U.S. Government agencies and corporations	733,629	531,077	1,603,644	1,064,405

States and political subdivisions, tax-exempt	68,413	83,010	137,129	173,830

States and political subdivisions, taxable	85,280	—	114,918	—

Other investments	76,089	20,437	100,544	40,986

Interest bearing deposits in other bank	527	2,100	1,685	2,470

Federal funds sold	380,313	116,622	743,746	208,529

TOTAL INTEREST INCOME	8,701,934	7,902,906	17,489,250	15,403,807

INTEREST EXPENSE

Interest-bearing demand and money market	1,488,451	1,601,244	3,184,954	3,017,495

Savings	123,853	134,333	252,923	272,414

Time deposits of $100,000 or more	993,774	631,731	2,002,313	1,280,853

Other time deposits	1,247,429	905,077	2,581,787	1,739,741

Long term debt – trust preferred securities	214,302	—	428,604	—

Notes payable	173,014	—	344,132	—

Short-term borrowings	11,773	79,592	28,617	149,647

TOTAL INTEREST EXPENSE	4,252,596	3,351,977	8,823,330	6,460,150

NET INTEREST INCOME	4,449,338	4,550,929	8,665,920	8,943,657

PROVISION FOR LOAN LOSSES	135,000	135,000	270,000	270,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,314,338	4,415,929	8,395,920	8,673,657

OTHER INCOME

Service charges on deposit accounts	532,985	484,462	1,124,787	981,862

Investment securities gains, net	—	—	1,866	—

Merchant bankcard processing income	1,085,982	980,337	2,333,277	2,074,620

Gain on sale of government guaranteed loans	34,557	186,573	34,557	192,209

Fees on mortgage loans sold at origination	305,151	98,987	517,573	160,813

Commissions on sales by Keys Insurance Agency, Inc.	402,132	—	721,330	—

Retail investment services	35,162	78,143	74,204	146,662

Equity in (loss) income, net of goodwill amortization, from investment in ERAS Joint Venture	(52,839)	(7,463)	(96,765)	25,070

Other income	304,979	203,250	562,472	374,554

TOTAL OTHER INCOME	2,648,109	2,024,289	5,273,301	3,955,790

OTHER EXPENSE

Salaries and employee benefits	2,470,902	1,911,511	4,836,961	3,823,427

Net occupancy expense	846,033	701,105	1,615,170	1,356,854

Other expense	2,242,956	1,975,590	4,546,329	3,922,843

TOTAL OTHER EXPENSE	5,559,891	4,588,206	10,998,460	9,103,124

INCOME BEFORE INCOME TAX EXPENSE	1,402,556	1,852,012	2,670,761	3,526,323

INCOME TAX EXPENSE	490,500	677,600	931,500	1,302,000

NET INCOME	$912,056	$1,174,412	$1,739,261	$2,224,323

BASIC EARNINGS PER SHARE:	$0.23	$0.27	$0.44	$0.51

DILUTED EARNINGS PER SHARE:	$0.22	$0.26	$0.43	$0.49

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other		Additional
		Comprehensive	Retained	Treasury	Comprehensive	Common	Paid in
	Total	Income	Earnings	Stock	Income (Loss)	Stock	Capital

Balance at December 31, 2000	$26,236,654		$17,815,366	—	$145,000	$390,241	$7,886,047

Comprehensive Income

Net Income	1,739,261	$1,739,261	1,739,261

Other comprehensive income, net of tax expense of $18,000:

Change in unrealized gain (loss) on securities available for sale, net	32,000	32,000			32,000

Comprehensive income		$1,771,261

Exercise of stock options	154,075					2,575	151,500

Income tax benefit from stock options exercised	25,808						25,808

Cash dividends declared, $.215 per share	(842,825)		(842,825)

Balance at June 30, 2001	$27,344,973		$18,711,802	—	$177,000	$392,816	$8,063,355

					Accumulated
					Other		Additional
		Comprehensive	Retained	Treasury	Comprehensive	Common	Paid in
	Total	Income	Earnings	Stock	Income (Loss)	Stock	Capital

Balance at December 31, 1999	$28,302,158		$21,634,649	$(1,051,472)	$(285,000)	$449,014	$7,554,967

Comprehensive Income

Net Income	2,224,323	$2,224,323	2,224,323

Other comprehensive income, net of tax expense of $7,000:

Change in unrealized gain (loss) on securities available for sale, net	11,000	11,000			11,000

Comprehensive income		$2,235,323

Exercise of stock options	93,138					1,581	91,557

Income tax benefit from stock options exercised	21,669						21,669

Purchase of treasury stock	(51,590)			(51,590)

Retirement of treasury stock			(1,093,062)	1,103,062		(10,000)

Cash dividends declared, $.21 per share	(924,009)		(924,009)

Balance at June 30, 2000	$29,676,689		$21,841,901	$—	$(274,000)	$440,595	$7,668,193

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	For the six month period ended
	June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income	$1,739,261	$2,224,323

Adjustments to reconcile net income to net cash provided by operating activities:

Net amortization of investments	19,582	98,048

Amortization of intangible assets	238,075	88,720

Depreciation of premises and equipment	666,873	611,487

Provision for loan losses	270,000	270,000

Deferred income tax provision (benefit)	(18,617)	(6,138)

Deferred net loan fees	(192,007)	(115,048)

Investment securities gains, net	(1,866)	—

Loss on sale/disposal of premises and equipment	8,158	16,850

Gain on sales of government guaranteed loans, net	(34,557)	(192,209)

Decrease (increase) in other assets	613,842	(1,533,450)

Increase in other liabilities	1,043,463	338,051

Equity in (income) loss, net of goodwill amortization, from investment in ERAS JV	96,765	(25,070)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,448,972	1,775,564

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of investment securities held to maturity	(117,500)	—

Purchases of investment securities available for sale	(7,303,758)	—

Repayments of principal and maturities of investment securities available for sale	2,706,568	953,954

Maturities of investment securities held to maturity	10,000,000	4,000,000

Proceeds from sales of government guaranteed loans	—	9,631,596

Loans originated or acquired, net of principal repayments	(29,118,312)	(26,945,825)

Purchases of premises and equipment	(3,307,833)	(506,151)

Purchase of insurance policy	(310,000)	—

Sales of premises and equipment	7,785	22,670

NET CASH USED IN INVESTING ACTIVITIES	(27,443,050)	(12,843,756)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in federal funds purchased and securities sold under agreements to repurchase	652,737	540,549

Net increase in demand, money market and savings accounts	43,972,935	12,207,268

Net increase (decrease) in time deposits	(1,958,330)	3,465,816

Repayment of short term borrowings	—	(18,659,625)

Advances on short term borrowings	—	15,000,000

Proceeds from exercise of stock options	154,075	93,138

Treasury stock repurchased	—	(51,590)

Cash dividends paid	(840,121)	(922,874)

NET CASH PROVIDED BY FINANCING ACTIVITIES	41,981,296	11,672,682

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,987,218	604,490

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,565,494	22,164,372

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,552,712	$22,768,862

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

Cash paid for:

Interest	$8,640,225	$6,391,658

Income taxes	1,290,000	1,215,000

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2001. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2000.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank of the Keys, TIB Software and Services, Inc., TIBFL Statutory Trust I and Keys Insurance Agency, Inc. and the Bank’s two subsidiaries, TIB Government Loan Specialists, Inc. and TIB Investment & Insurance Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts previously reported on have been reclassified to conform with current period presentation.

NOTE 2 – INVESTMENT SECURITIES

Securities available-for-sale are securities which management believes may be sold prior to maturity for liquidity or other reasons and are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders’ equity. Securities held-to-maturity are those securities for which management has both the ability and intent to hold to maturity and are carried at amortized cost.

The amortized cost and estimated fair value of investment securities held-to-maturity at June 30, 2001 and December 31, 2000 are presented below:

	June 30, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$100,309	$2,191	$—	$102,500

U.S. Government agencies and corporations	23,166,108	119,941	94,173	23,191,876

Other investments	1,306,760	—	—	1,306,760

	$24,573,177	$122,132	$94,173	$24,601,136

	December 31, 2000

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$100,422	$562	$—	$100,984

U.S. Government agencies and corporations	33,164,451	—	661,317	32,503,134

Other investments	1,189,260	—	—	1,189,260

	$34,454,133	$562	$661,317	$33,793,378

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2001 and December 31, 2000 are presented below:

	June 30, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$3,028,625	$48,265	$—	$3,076,890

U.S. Government agencies and corporations	106,052	—	1,083	104,969

States and political subdivisions-tax-exempt	5,738,074	149,331	—	5,887,405

States and political subdivisions-taxable	5,537,567	49,483	371,858	5,215,192

Mortgage-backed securities	21,507,698	569,143	—	22,076,841

Corporate bonds	3,180,681		160,281	3,020,400

	$39,098,697	$816,222	$533,222	$39,381,697

	December 31, 2000

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$3,039,611	$—	$5,381	$3,034,230

States and political subdivisions-tax-exempt	5,737,356	90,369	—	5,827,725

States and political subdivisions-taxable	1,563,790	26,441	62,935	1,527,296

Mortgage-backed securities	24,180,010	185,553	1,047	24,364,516

	$34,520,767	$302,363	$69,363	$34,753,767

Other investments consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta.

NOTE 3 – LOANS

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

Major classifications of loans are as follows:

	June 30, 2001	December 31, 2000

Real estate mortgage loans:

Commercial	$194,099,665	$170,284,808

Residential	82,008,704	76,980,301

Construction	5,041,572	7,618,849

Commercial loans	41,101,222	38,762,547

Consumer loans	9,452,038	9,114,774

Home equity loans	12,655,681	12,813,132

Total loans	344,358,882	315,574,411

Net deferred loan fees	297,030	489,036

Loans, net of deferred loan fees	$344,061,852	$315,085,375

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The financial statements include an allowance for estimated losses on loans based upon management’s evaluation of specific loans and inherent losses in the loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to expense. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality and review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

Activity in the allowance for loan losses for the six months ended June 30, 2001 and June 30, 2000 follows:

	2001	2000

Balance, January 1	$3,267,873	$2,996,532

Provision charged to expense	270,000	270,000

Loans charged off	(375,547)	(8,792)

Recoveries of loans previously charged off	7,148	—

Balance, June 30	$3,169,474	$3,257,740

NOTE 5 – EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share have been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per share.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:

	Net Earnings	Common Shares	Per Share Amount

For the six months ended June 30, 2001:

Basic earnings per common share	$1,739,261	3,910,790	$.44

Effect of dilutive stock options	—	180,084	(.01)

Diluted earnings per common share	$1,739,261	4,090,874	$.43

For the six months ended June 30, 2000:

Basic earnings per common share	$2,224,323	4,395,058	$.51

Effect of dilutive stock options	—	128,772	(.02)

Diluted earnings per common share	$2,224,323	4,523,830	$.49

For the three months ended June 30, 2001:

Basic earnings per common share	$912,056	3,915,870	$.23

Effect of dilutive stock options	—	205,796	(.01)

Diluted earnings per common share	$912,056	4,121,666	$.22

For the three months ended June 30, 2000:

Basic earnings per common share	$1,174,412	4,398,030	$.27

Effect of dilutive stock options	—	124,091	(.01)

Diluted earnings per common share	$1,174,412	4,522,121	$.26

NOTE 6 – STOCK BASED COMPENSATION

Under the Bank’s 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (“the Plan”), the Company may grant stock options to persons who are now or who during the term of the Plan become directors, officers, or key executives as defined by the Plan. Stock options granted under the Plan may either be incentive stock options or nonqualified stock options for federal income tax purposes. The Company’s Board of Directors may grant nonqualified stock options to any director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the Plan, the maximum number of shares of Company common stock that may be optioned or sold is 978,000 shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company. If options granted under the Plan expire or terminate for any reason without having been exercised in full, the shares not purchased shall again be available for option for the purposes of the Plan.

Total options granted, exercised, and expired during the six months ended June 30, 2001 were 56,002, 25,750 and 3,100, respectively. As of June 30, 2001, 631,702 options for shares were outstanding.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (as amended by SFAS 137 and 138), however, early adoption was allowed. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The Company adopted the new standard as of July 1, 1998. The effect on the financial statements at July 1, 1998 which resulted from the transfer of approximately $11.9 million in investment securities from the held to maturity category to the available for sale category was an increase in other comprehensive income market valuation reserve of approximately $176,000.

In October 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. The new statement revises accounting criteria for securitizations, other financial asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125’s provisions without amendment. The statement is effective for reporting periods beginning after March 31, 2001, and the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of SFAS 140 has not had a significant impact on the Company’s consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No.142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002, however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new Standards, it is expected that the amortization of goodwill will cease as of December 31, 2001. It is expected that the elimination of goodwill amortization will result in a $0.03 increase in diluted earnings per share in 2002.

NOTE 8 — SEGMENT REPORTING

TIB Financial Corp. has four reportable segments: community banking, merchant bankcard processing, insurance sales, and government guaranteed loan sales and servicing. The community banking segment’s business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bankcard processing segment processes credit card transactions for local merchants. The insurance agency offers a full line of commercial and residential coverage as well as life, health and annuities. The government guaranteed loan segment originates and sells the government guaranteed portion of loans that qualify for government guaranteed loan programs, such as those offered by the Small Business Administration and the U.S. Department of Agricultural Rural Development Business and Industry Program.

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the company’s internal organization and disclosure of operating results based upon internal accounting methods.

The results of the Company’s segments are as follows:

			Government
		Merchant	Guaranteed	Insurance
Six months ended	Community	Bankcard	Loans Sales	Agency	All
June 30, 2001	Banking	Processing	and Servicing	Sales	Other	Totals

Interest income	$17,455,634	$—	$—	$—	$33,616	$17,489,250

Interest expense	8,048,046	—	—	—	775,284 (a)	8,823,330

Net interest income	9,407,588	—	—	—	(741,668)	8,665,920

Other income	2,221,633	2,333,277	93,826	721,330	—	5,370,066

Equity in income (loss), net of goodwill amortization, from investment in ERAS JV	—	—	—	—	(96,765)	(96,765)

Depreciation and amortization	616,460	21,087	7,926	19,027	2,373	666,873

Other expense	7,564,834	1,936,218	143,000	739,906	217,629	10,601,587

Pretax segment profit (loss)	$3,447,927	$375,972	$(57,100)	$(37,603)	$(1,058,435)	$2,670,761

Segment assets	$479,618,015	$87,707	$181,770	$2,383,026	$1,845,647	$484,116,165

			Government
		Merchant	Guaranteed	Insurance
Six months ended	Community	Bankcard	Loans Sales	Agency	All
June 30, 2000	Banking	Processing	and Servicing	Sales	Other	Totals

Interest income	$15,356,656	$—	$—	$—	$47,151	$15,403,807

Interest expense	6,448,650	—	—	—	11,500	6,460,150

Net interest income	8,908,006	—	—	—	35,651	8,943,657

Other income	1,462,529	2,074,620	246,909	—	146,662	3,930,720

Equity in income (loss), net of goodwill amortization, from investment in ERAS JV	—	—	—	—	25,070	25,070

Depreciation and amortization	574,765	26,970	7,828	—	1,925	611,488

Other expense	6,654,577	1,696,985	135,983	—	274,091	8,761,636

Pretax segment profit (loss)	$3,141,193	$350,665	$103,098	—	$(68,633)	$3,526,323

Segment assets	$405,039,443	$121,965	$208,252	—	$1,005,727	$406,375,387

			Government
		Merchant	Guaranteed	Insurance
Three months ended	Community	Bankcard	Loans Sales	Agency	All
June 30, 2001	Banking	Processing	and Servicing	Sales	Other	Totals

Interest income	$8,685,200	$—	$—	$—	$16,734	$8,701,934

Interest expense	3,864,608	—	—	—	387,988	4,252,596

Net interest income	4,820,592	—	—	—	(371,254)	4,449,338

Other income	1,151,263	1,085,982	61,571	402,132	—	2,700,948

Equity in income (loss), net of goodwill amortization, from investment in ERAS JV	—	—	—	—	(52,839)	(52,839)

Depreciation and amortization	314,993	10,606	4,041	11,548	1,186	342,374

Other expense	3,854,781	910,508	75,246	390,816	121,166	5,352,517

Pretax segment profit (loss)	$1,802,081	$164,868	$(17,716)	$(232)	$(546,445)	$1,402,556

			Government
		Merchant	Guaranteed	Insurance
Three months ended	Community	Bankcard	Loans Sales	Agency	All
June 30, 2000	Banking	Processing	and Servicing	Sales	Other	Totals

Interest income	$7,879,331	$—	$—	$—	$23,575	$7,902,906

Interest expense	3,350,774	—	—	—	1,203	3,351,977

Net interest income	4,528,557	—	—	—	22,372	4,550,929

Other income	757,604	980,337	215,668	—	78,143	2,031,752

Equity in income (loss), net of goodwill amortization, from investment in ERAS JV	—	—	—	—	(7,463)	(7,463)

Depreciation and amortization	286,667	13,485	3,914	—	1,013	305,079

Other expense	3,351,074	818,740	81,699	—	166,614	4,418,127

Pretax segment profit (loss)	$1,648,420	$148,112	$130,055	$—	$(74,575)	$1,852,012

(a)  Interest expense primarily relates to $428,604 related to trust preferred securities and $344,132 related to notes payable associated with majority shareholder stock buyback, both of which qualify as capital.

NOTE 9. SUBSEQUENT EVENTS

In July 2001, the Company participated in a pooled offering of trust preferred securities in the amount of $5 million. The Company formed TIBFL Statutory Trust II (the “Trust”), a wholly-owned statutory trust subsidiary, for the purpose of issuing the trust preferred securities. The trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points). The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. For federal regulatory purposes, the Company plans to treat the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital.

In July 2001, the bank opened its first banking facility in Southwest Florida in Naples. This facility will primarily be used for business banking and commercial and government lending functions. This facility is leased under an operating lease.

Subject to receipt of regulatory approval, the Bank plans to open its Southwest Florida area branch headquarters in downtown Naples in 2002. The land for this facility was purchased in the first quarter of 2001 at a cost of $2.3 million and is included in premises and equipment. Estimated costs to complete the project are $768,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of June 30, 2001, and statement of income for the three and six months ended June 30, 2001.

The Company’s net income of $912,056 for the second quarter of 2001 was a 22.3% decrease compared to $1,174,412 for the same period last year. The decrease in net income is attributed to a decrease of $101,591 or 2.2%, in net interest income; an increase of $623,820, or 30.8%, in other income; an increase in other expense of $971,685, or 21.2%; and a decrease in income tax expense of $187,100 or 27.6%.

Net income for the six months ended June 30, 2001 was $1,739,261 down 21.8% from $2,224,323 for the comparable period in 2000.

Basic and diluted earnings per share for the second quarter of 2001 were $0.23 and $0.22 respectively as compared to $0.27 and $0.26 per share in the previous year’s quarter. Basic and diluted earnings per share for the six months ended June 30, 2001 were $0.44 and $0.43 respectively, compared to $0.51 and $0.49 for the corresponding period ended June 30, 2000. The percentage decrease in diluted earnings per share is less than the percentage decrease in net income due to the stock repurchase effected on July 1, 2000. For the first six months of 2001, interest expense of $344,132 was incurred on the note payable related to the July 1st buy back of approximately 10% of the Company’s outstanding stock from the Company’s largest shareholder. The net effect of this transaction was to decrease net income by $215,000 in the first six months of 2001 versus the first six months of 2000. However, the effect of this transaction did not reduce earnings per share due to the smaller number of shares outstanding.

An additional $428,604 of interest expense incurred in the first six months of 2001 relates to the trust preferred securities issued in the third quarter of 2000. The trust preferred securities issuance supplied capital for growth and acquisitions. It is the Company’s intention to grow its traditional banking business in its existing markets and also new markets and to acquire and promote new products and services.

Other items occurring in the first six months of 2001 that were absent in the year ago period were costs related to two branches purchased in South Miami-Dade County in December of 2000 and expenses to prepare for upcoming de novo branching in Southwest Florida and operating expenses for Keys Insurance Agency purchased on October 31, 2000. The Company also recorded a $96,765 loss from its investment in the ERAS Joint Venture. This loss is due in part to expansion activities in the Tampa area which occurred in the first half of 2001.

Book value per share increased to $6.96 at June 30, 2001 from $6.72 at December 31, 2000. The Company paid a quarterly dividend of $0.1075 per share in both the first quarter and second quarter of 2001, as compared to $0.105 per share in both the first and second quarter of 2000.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the six months ended June 30, 2001 was 12.9% on average equity of $26,926,000, compared to 15.3% on average equity of $29,027,000 for the same period in 2000. Annualized return on average assets of $470,038,000 for the six months ended June 30, 2001 was 0.74%, compared to 1.12% on average assets of $396,392,000 for the same period in 2000.

Net interest income is one measurement of how management has balanced the Company’s interest rate sensitive assets and liabilities. The Company’s net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company’s interest-bearing liabilities include its deposits, federal funds purchased, notes payable related to Company shares repurchased, trust preferred securities, and other short-term borrowings. Net interest income decreased $277,737 or 3.1% to $8.7 million, in the six months ended June 30, 2001 as compared to the same period last year. $772,736 of this decrease was a result of interest expense related to the $8 million in trust preferred securities and the $5.25 million in notes payable, both of which were issued in the third quarter of 2000, and this decrease was partially offset by an increase in interest income resulting from a higher level of earning assets. Interest from loans increased approximately $1,291,000 to $14.7 million for the first six months of 2001 compared to the prior year period. Interest income from investment securities and federal funds sold increased approximately $795,000. These interest income increases were further offset by an increase in deposit interest expense and short term borrowing interest expense approximating $1,590,000.

The Company’s net interest margin decreased to 4.16% in the first six months of 2001 compared to 4.99% in the first six months of 2000. The following table sets forth information with respect to the average balances, interest income and average yield by major categories of assets; the average balances, interest expense and average rate by major categories of liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and stockholders’ equity; and net interest income, interest rate spread, and net interest margin for the six months ended June 30, 2001 and June 30, 2000.

		2001			2000

	AVERAGE	INCOME/	YIELDS	AVERAGE	INCOME/	YIELDS
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES

Interest-earning assets:

Loans (1)	$327,767	14,708	9.05%	$297,807	13,417	9.06%

Investment securities — taxable	59,315	1,898	6.45%	52,421	1,602	6.14%

Investment securities — tax exempt (2)	5,738	208	7.30%	6,728	263	7.87%

Interest bearing deposits in other banks	54	2	6.28%	71	2	7.00%

Federal funds sold	30,955	744	4.85%	7,012	209	5.98%

Total interest-earning assets	423,829	17,560	8.35%	364,039	15,493	8.56%

Non-interest-earning assets:

Cash and due from banks	12,522			13,473

Investment in ERAS	965			985

Premises and equipment, net	16,110			14,200

Allowances for loan losses	(3,226)			(3,114)

Other assets	19,838			6,809

Total non-interest earning assets	46,209			32,353

Total assets	$470,038			$396,392

		2001			2000

	AVERAGE	INCOME/	YIELDS	AVERAGE	INCOME/	YIELDS
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES

Interest-bearing liabilities:

Interest bearing deposits:

NOW accounts	$41,539	291	1.41%	$35,873	249	1.39%

Money market	123,959	2,894	4.71%	112,263	2,769	4.96%

Savings deposits	23,849	253	2.14%	23,645	272	2.32%

Other time deposits	149,564	4,584	6.18%	106,941	3,021	5.68%

Total interest-bearing deposits	338,911	8,022	4.77%	278,722	6,311	4.55%

Other interest-bearing liabilities:

Notes payable	5,250	344	13.22%	—	—	—

Short-term borrowings	1,106	29	5.22%	4,688	149	6.42%

Trust preferred securities	8,000	428	10.80%	—	—	—

Total interest-bearing liabilities	353,267	8,823	5.04%	283,410	6,460	4.58%

Non-interest bearing liabilities and stockholders’ equity:

Demand deposits	82,836			79,762

Other liabilities	7,009			4,193

Stockholders’ equity	26,926			29,027

Total non-interest bearing liabilities and stockholders’ equity	116,771			112,982

Total liabilities and stockholders’ equity	$470,038			$396,392

Interest rate spread			3.31%			3.98%

Net interest income		$8,737			$9,033

Net interest margin (3)			4.16%			4.99%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The decrease in net interest margin from June 30, 2000 to June 30, 2001 is the result of several factors. The decrease is partially attributable to the interest cost from the notes given in exchange for the stock repurchase and the issuance of trust preferred securities, which is partially offset by an increase in interest income resulting from a higher level of earning assets. Both of these transactions occurred during the third quarter of 2000 and resulted in an increase in the overall rate for interest-bearing liabilities in 2001. In addition, the Company had increased liquidity during the first six months of 2001 as compared to the prior year primarily as a result of the overall volatility in the stock market during 2001. This resulted in the increase in federal funds sold from $7.0 million to $30.1 million. Federal funds are the Company’s lowest rate earning asset, and the increase in the volume of federal funds combined with the decrease in rate earned on these assets and the cost of these funds, contributed to the decrease in the net interest margin. In addition, the average balance of time deposits increased to $150 million during the first six months of 2001, as compared to $107 million during the comparable prior year period. Rates on these time deposit liabilities also increased from 5.68% to 6.18%, reflecting the Company’s stance in being aggressive in their rates in an attempt to increase market share.

Based on management’s evaluation of specific loans and inherent losses within the loan portfolio, the provision for loan losses was $270,000 in both the six months of 2001 and 2000. Gross charged off loans for the first six months of 2001 were $375,547 with recoveries of $7,148, resulting in an annualized net charge-off rate of 0.218% of total loans. This compares to net charge offs during the same period last year of $8,792. Approximately $337,000 of the current year charge-off relates to one specific loan. The amount charged off relates to the balance remaining on this loan after application of the sale proceeds from liquidation of the production equipment belonging to a manufacturing company in Sarasota, Florida.

At June 30, 2001, the Company had aggregate non-accrual loans of $1,552,506 compared to $502,774 at December 31, 2000. This increase is attributable to the addition of 8 loans to the non-accrual category, which total approximately $1.1 million. Management does not anticipate that the Company will incur any significant loss with respect to these loans based upon a recent analysis of the assets pledged as collateral for these loans and guarantees.

Loans past due 90 days or more and still accruing totaled $2,031,119 and $2,013,790 at June 30, 2001 and December 31, 2000, respectively. The 90 day past due amount is entirely attributable to the non-guaranteed portion of one individual loan to construct a lumber mill in Northern Florida. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan is collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At June 30, 2001, the loan was past due greater than 90 days but is still maintained as an accruing loan because of the USDA guarantee. Management believes the value of all assets pledged as collateral for this loan exceeds the unpaid amount. The loan is in the process of foreclosure, and no loss is anticipated. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 1.04% at June 30, 2001 compared to 0.80% at December 31, 2000.

Other income increased $1,317,511 to $5,273,301 for the six month period ended June 30, 2001 from $3,955,790 in the comparable period last year. The increase in non interest income is attributable to an increase of $258,657 in merchant bankcard processing income; a $142,925 increase in service charges on deposit accounts; a $1,866 increase in net investment security gains; a $721,330 increase in commissions on sales by Keys Insurance Agency (from $0 in the same six month period of 2000); a $187,918 increase in other income; a $356,760 increase in fees on mortgage loans sold at origination; offset by a decrease of $157,652 in gains on sale of government guaranteed loans; a $72,458 decrease in retail investment services; and a $121,835 decrease in equity in income (loss), net of goodwill amortization, from the investment in ERAS JV.

Other expense increased $1,895,336 or 20.8% to $10,998,460, in the first six months of 2001 as compared to the prior year period. The major areas of increased expenses relate to interchange fees and processing costs for merchant bankcard transactions which increased approximately $239,000 over the prior year period. These costs are volume driven and are more than offset by higher revenues reported in Other Income. Keys Insurance Agency was added as a new subsidiary to the Company in the fourth quarter of 2000, and increased the Company’s operating expenses by approximately $759,000 in the first six months of 2001. Additional operating expenses of approximately $387,000 were also incurred in 2001 as a result of the two new branches added in Homestead in the fourth quarter of 2000. Expenses to prepare for upcoming de novo branching in Southwest Florida totaled approximately $165,000 in 2001. Salary expense, not counting these new areas, increased approximately $320,000 in 2001 due to volume related staffing needs and normal pay increases.

Total assets at June 30, 2001 were $484,116,165, up from total assets of $439,320,145 at December 31, 2000. Loans net of deferred loan fees increased $28,976,477 to $344,061,852 for the first six months of 2001 from year end 2000. Also, in the same period, federal funds sold increased $19,561,000, and investment securities decreased $5,253,026.

At June 30, 2001, the Company had $1,694,536 in short-term borrowings compared to $1,041,799 at December 31, 2000. Short-term borrowings consist of securities sold under agreements to repurchase and Treasury tax deposits.

The Company entered into an agreement with the Company’s largest shareholder effective July 1, 2000, to purchase 525,000 shares of the Company’s common stock in exchange for four subordinated debt instruments of the Company totaling $5,250,000. The interest rate on the notes is 13%, with interest payments required quarterly. The principal balance is payable in full on October 1, 2010, the maturity date of the notes. The notes can be prepaid by the Company at par any time after July 1, 2003. The debt issued by the Company qualifies as Tier 2 capital at the holding company level under applicable regulatory capital guidelines.

On September 7, 2000, the Company participated in a pooled offering of trust preferred securities in the amount of $8 million. The Company formed TIBFL Statutory Trust I (the “Trust”), a wholly-owned statutory trust subsidiary, for the purpose of issuing the trust preferred securities. The trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-

year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital for federal regulatory purposes.

The Company received notification from the Federal Reserve Bank that the Company’s election to become a financial holding company was approved effective August 31, 2000. As a financial holding company, TIB may engage in activities that are financial in nature or incidental to a financial activity.

On October 31, 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. Keys Insurance Agency has three offices in the Keys and offers a full line of commercial and residential coverage as well as life, health and annuities. The purchase price for the agency was $2,200,000. This was comprised of $220,000 in the Company’s common stock, $1,650,000 in cash, and $330,000 in cash to be paid over a three year period subject to the agency’s ability to achieve certain earning thresholds.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 2001 and December 31, 2000:

	Well	Adequately
	Capitalized	Capitalized	June 30, 2001	December 31, 2000
	Requirement	Requirement	Actual	Actual

Tier 1 Capital (to Average Assets)

Consolidated	>5%	4%	6.4%	7.1%

Bank	>5%	4%	7.3%	8.2%

Tier 1 Capital (to Risk Weighted Assets)

Consolidated	>6%	4%	8.5%	9.0%

Bank	>6%	4%	9.6%	10.4%

Total Capital (to Risk Weighted Assets)

Consolidated	>10%	8%	10.8%	11.7%

Bank	>10%	8%	10.5%	11.4%

Management believes, as of June 30, 2001, that the Company and the Bank met all capital requirements to which they are subject. As discussed previously in the Management’s Discussion and Analysis section, the Company has included in Tier 1 Capital $8 million in trust preferred securities that were issued in September 2000.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. The Company manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $67.2 million at June 30, 2001. Any advances are secured by the Bank’s one-to-four family residential mortgage loans.

The Bank has an unsecured line of credit for federal funds purchased from its principal correspondent bank totaling $7,500,000. Securities sold under agreements to repurchase (wholesale) represent a wholesale agreement with a correspondent bank which is collateralized by a U.S. Treasury note. The Bank also has several securities sold under repurchase agreements (retail) with commercial account holders whereby the Bank sweeps the customer’s accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by the Bank.

RATE SENSITIVITY

The Company’s interest rate sensitivity position at June 30, 2001 is presented in the table below.

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or less	Months	Months	years	Years	Total

Interest-earning assets:

Loans	$140,164	$30,657	$31,789	$71,665	$70,084	$344,359

Investment securities-taxable	4,670	1,883	5,936	12,765	32,814	58,068

Investment securities-tax exempt	—	—	—	711	5,176	5,887

Federal funds sold	29,270	—	—	—	—	29,270

Interest bearing deposit in other bank	26	—	—	—	—	26

Note receivable	—	233	—	264	—	497

Total interest-bearing assets	174,130	32,773	37,725	85,405	108,074	438,107

Interest-bearing liabilities:

NOW accounts (A)	17,286	—	—	—	25,929	43,215

Money Market	136,166	—	—	—	—	136,166

Savings Deposits (B)	—	—	24,373	—	—	24,373

Other time deposits	40,455	22,154	49,568	32,394	10	144,581

Notes payable	—	—	—	—	5,250	5,250

Trust preferred securities	—	—	—	—	8,000	8,000

Other borrowings	1,695	—	—	—	—	1,695

Total interest-bearing liabilities	195,602	22,154	73,941	32,394	39,189	363,280

Interest sensitivity gap	$(21,472)	$10,619	$(36,216)	$53,011	$68,885	$74,827

Cumulative interest sensitivity gap	$(21,472)	$(10,853)	$(47,069)	$5,942	$74,827	$74,827

Cumulative sensitivity ratio	(4.9)%	(2.5)%	(10.7)%	1.4%	17.1%	17.1%

(A)	40% of outstanding balance considered repricable immediately and 60% repricable in the furthest time period.

(B)	Savings Deposits considered repricable in the one year time horizon.

The Company is cumulatively asset sensitive in the 1 to 5 year time frame and cumulatively liability sensitive in each of the 3 month or less, 4 to 6 months, and 7 to 12 month timeframes. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, to include the entire balance of these liability accounts in the earliest repricing period would be unrealistic. To compensate for the fact that changes in general market interest rates will not be fully reflected in changes in NOW rates, only 40% of NOW balances is included as immediately rate sensitive based on the Company’s own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the

Company’s repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should decrease, the net interest margin would decrease. Conversely, if rates increase the net interest margin would over time increase.

Even in the near term, the $47.1 million one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Second, a static gap model does not factor the effects of growing volumes which would likely include greater additional rate sensitive assets than rate sensitive liabilities.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company’s policy to maintain its cumulative one year gap ratio in the –20% to +10% range. At June 30, 2001, the Company was within this range with a one year cumulative sensitivity ratio of –10.7%.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of June 30, 2001 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

These rate changes are matched with known repricing intervals and assumptions for new growth net of expected prepayments. The assumptions are based primarily on experience in the Company’s market under varying rate environments. The imbedded options that the Company’s loan customers possess to refinance are considered for purposes of this analysis and cause the larger decreases in income in a declining rate scenario versus the income increases in the same size rising rate scenario.

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates.

The Company attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

	Interest Rates Decrease		Interest Rates	Interest Rates Increase
(Dollars in thousands)	200 BP	100 BP	Remain Constant	100 BP	200 BP

2001 Interest Income	30,438	32,548	34,658	36,593	38,527

2001 Interest Expense	10,985	12,863	14,740	16,618	18,496

Net Interest Income	19,453	19,685	19,918	19,975	20,031

Change in net income after tax vs. budget	(290)	(145)		35	71

Part II.	OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2001, at the annual meeting of Company shareholders, the shareholders reelected the following directors: B. G. Carter, Armando J. Henriquez, James R. Lawson, III and also approved the engagement of BDO Seidman, LLP as independent certified public accountants for the Company. The directors continuing in office following the meeting were : B. G. Carter, Armando J. Henriquez, Gretchen K. Holland, James R. Lawson, III, Edward V. Lett, Scott A. Marr, Derek D. Martin-Vegue, Joseph H. Roth, Jr., Marvin F. Schindler, and Millard J. Younkers, Jr.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99 — Report of Independent Certified Public Accountants

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.

/s/ Edward V. Lett

Date:	August 13, 2001	Edward V. Lett
President and Chief Executive Officer

/s/ David P. Johnson

David P. Johnson
Senior Vice President and Chief Financial Officer