Form 10-Q
period 2001-09-30
TIB FINANCIAL CORP
filed 2001-11-14
CIK 1013796

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                            Commission File Number
      SEPTEMBER 30, 2001                                         0-29132

                               TIB FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                      65-0655973
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

                               YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value                             3,942,500
-----------------------------                 ----------------------------------
         Class                                Outstanding as of November 1, 2001

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TIB FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 2001          2000
                                                             ------------   ------------
ASSETS                                                        (UNAUDITED)
Cash and due from banks                                      $ 12,372,492   $ 13,789,577
Interest bearing deposits in other bank                            46,137         66,917
Federal funds sold                                                738,000      9,709,000
Investment securities held to maturity                         18,186,972     34,454,133
Investment securities available for sale                       33,084,431     34,753,767
Investment in ERAS Joint Venture                                  828,332      1,001,060

Loans, net of deferred loan fees                              371,939,388    315,085,375
Less: allowance for loan losses                                 3,489,000      3,267,873
                                                             ------------   ------------
       Loans, net                                             368,450,388    311,817,502

Premises and equipment, net                                    17,207,068     14,884,968
Intangible assets, net                                          4,644,201      5,043,031
Other assets                                                   15,988,908     13,800,190
                                                             ------------   ------------
       TOTAL ASSETS                                          $471,546,929   $439,320,145
                                                             ============   ============



LIABILITIES
Deposits:
       Noninterest-bearing demand                            $ 78,947,534   $ 76,159,071
       Interest-bearing demand and money market               174,750,515    146,486,257
       Savings                                                 25,314,158     23,241,720
       Time deposits of $100,000 or more                       59,771,597     58,934,127
       Other time deposits                                     78,355,998     87,605,612
                                                             ------------   ------------
              Total Deposits                                  417,139,802    392,426,787
Short-term borrowings                                           2,000,349      1,041,799
Notes payable                                                   5,250,000      5,250,000
Trust preferred securities                                     13,000,000      8,000,000
Other liabilities                                               6,207,137      6,364,905
                                                             ------------   ------------
       TOTAL LIABILITIES                                      443,597,288    413,083,491
                                                             ------------   ------------



STOCKHOLDERS' EQUITY
Common stock - $.10 par value: 7,500,000 shares authorized,
     3,939,800 and 3,902,410 shares issued                        393,980        390,241
Additional paid in capital                                      8,174,265      7,886,047
Retained earnings                                              19,321,396     17,815,366
Accumulated other comprehensive income - unrealized gain on
      investment securities available for sale, net                60,000        145,000
                                                             ------------   ------------
              TOTAL STOCKHOLDERS' EQUITY                       27,949,641     26,236,654
                                                             ------------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $471,546,929   $439,320,145
                                                             ============   ============

 (See notes to consolidated financial statements)

                               TIB FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                              --------------------------    ---------------------------
                                                                 2001           2000            2001           2000
                                                              -----------    -----------    ------------    -----------
INTEREST INCOME
Loans, including fees                                         $ 7,326,628    $ 7,305,723    $ 22,035,054    $20,723,058
Investment securities:
       U.S. Treasury securities                                    41,390        198,061         120,548        694,313
       U.S. Government agencies and corporations                  688,146        528,809       2,291,790      1,593,214
       States and political subdivisions, tax-exempt               68,725         78,113         205,854        251,943
       States and political subdivisions, taxable                  89,697             --         204,615             --
       Other investments                                           86,299         20,717         186,843         61,703
Interest bearing deposits in other bank                               337            552           2,022          3,022
Federal funds sold                                                142,158        153,506         885,904        362,035
                                                              -----------    -----------    ------------    -----------
         TOTAL INTEREST INCOME                                  8,443,380      8,285,481      25,932,630     23,689,288
                                                              -----------    -----------    ------------    -----------
INTEREST EXPENSE
Interest-bearing demand and money market                        1,219,752      1,752,916       4,404,706      4,770,411
Savings                                                           118,008        124,439         370,931        396,853
Time deposits of $100,000 or more                                 878,884        800,638       2,881,197      2,081,491
Other time deposits                                             1,131,640      1,045,384       3,713,427      2,785,125
Long term debt - trust preferred securities                       277,028         57,137         705,632         57,137
Notes payable                                                     174,910        174,910         519,042        174,910
Short-term borrowings                                              15,117         53,437          43,734        203,084
                                                              -----------    -----------    ------------    -----------
         TOTAL INTEREST EXPENSE                                 3,815,339      4,008,861      12,638,669     10,469,011
                                                              -----------    -----------    ------------    -----------
         NET INTEREST INCOME                                    4,628,041      4,276,620      13,293,961     13,220,277
                                                              -----------    -----------    ------------    -----------
PROVISION FOR LOAN LOSSES                                         335,000        135,000         605,000        405,000
                                                              -----------    -----------    ------------    -----------
         NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                          4,293,041      4,141,620      12,688,961     12,815,277

OTHER INCOME
Service charges on deposit accounts                               545,565        504,833       1,670,352      1,486,695
Investment securities gains, net                                  284,339             --         286,205             --
Merchant bankcard processing income                               890,699        851,996       3,223,976      2,926,616
Gain on sale of government guaranteed loans                        20,465         77,518          55,022        269,727
Fees on mortgage loans sold at origination                        214,096        101,367         731,669        262,180
Commissions on sales by Keys Insurance Agency, Inc.               410,571             --       1,131,901             --
Retail investment services                                         77,853         57,104         152,057        203,766
Equity in (loss) income, net of goodwill amortization, from
         investment in ERAS Joint Venture                         (75,963)        (1,582)       (172,728)        23,488
Other income                                                      494,272        194,920       1,056,744        569,474
                                                              -----------    -----------    ------------    -----------
         TOTAL OTHER INCOME                                     2,861,897      1,786,156       8,135,198      5,741,946
                                                              -----------    -----------    ------------    -----------
OTHER EXPENSE
Salaries and employee benefits                                  2,574,623      1,943,413       7,411,584      5,766,840
Net occupancy expense                                             898,284        658,587       2,513,454      2,015,441
Other expense                                                   2,091,308      1,768,093       6,637,637      5,690,936
                                                              -----------    -----------    ------------    -----------
         TOTAL OTHER EXPENSE                                    5,564,215      4,370,093      16,562,675     13,473,217
                                                              -----------    -----------    ------------    -----------
         INCOME BEFORE INCOME TAX EXPENSE                       1,590,723      1,557,683       4,261,484      5,084,006
INCOME TAX EXPENSE                                                557,600        573,000       1,489,100      1,875,000
                                                              -----------    -----------    ------------    -----------
         NET INCOME                                           $ 1,033,123    $   984,683    $  2,772,384    $ 3,209,006
                                                              ===========    ===========    ============    ===========
BASIC EARNINGS PER SHARE:                                     $      0.26    $      0.25    $       0.71    $      0.76

DILUTED EARNINGS PER SHARE:                                   $      0.25    $      0.24    $       0.68    $      0.74

                               TIB FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive          Additional
                                                    Comprehensive     Retained      Treasury       Income    Common     Paid in
                                           Total        Income        Earnings       Stock         (Loss)     Stock     Capital
                                       ------------   -----------   ------------   -----------   ---------   --------  ----------
Balance at December 31, 2000           $ 26,236,654                 $ 17,815,366            --   $ 145,000   $390,241  $7,886,047

Comprehensive Income
     Net Income                           2,772,384   $ 2,772,384      2,772,384
     Other comprehensive income, net
         of tax benefit of $52,000:
       Change in unrealized gain
           (loss) on securities
           available for sale, net          (85,000)      (85,000)                                 (85,000)
                                                      -----------
    Comprehensive income                              $ 2,687,384
                                                      ===========
Exercise of stock options                   187,025                                                             3,175     183,850
Income tax benefit from stock options
         exercised                           36,688                                                                        36,688
Issuance of stock for BonData Group
         Limited, Inc. acquisition           68,244                                                               564      67,680
Cash dividends declared, $.3225 per
         share                           (1,266,354)                  (1,266,354)
                                       ------------------------------------------------------------------------------------------
Balance at September 30, 2001          $ 27,949,641                 $ 19,321,396            --   $  60,000   $393,980  $8,174,265
                                       ==========================================================================================



                                                                                                Accumulated
                                                                                                   Other
                                                                                               Comprehensive          Additional
                                                    Comprehensive     Retained      Treasury       Income    Common     Paid in
                                           Total        Income        Earnings       Stock         (Loss)     Stock     Capital
                                       ------------   -----------   ------------   -----------   ---------   --------  ----------
Balance at December 31, 1999           $ 28,302,158                 $ 21,634,649   $(1,051,472)  $(285,000)  $449,014  $7,554,967

Comprehensive Income
     Net Income                           3,209,006   $ 3,209,006      3,209,006
     Other comprehensive income, net
         of tax expense of $104,000:
       Change in unrealized gain
           (loss) on securities
           available for sale, net          171,000       171,000                                  171,000
                                                      -----------
    Comprehensive income                              $ 3,380,006
                                                      ===========
Exercise of stock options                    93,138                                                             1,581     91,557
Income tax benefit from stock options
         exercised                           21,669                                                                       21,669
Purchase of treasury stock               (5,301,590)                                (5,301,590)               (62,500)
Retirement of treasury stock                                          (6,290,562)    6,353,062
Cash dividends declared, $.315 per
         share                           (1,331,508)                  (1,331,508)
                                       ------------------------------------------------------------------------------------------
Balance at September 30, 2000          $ 25,163,873                 $ 17,221,585   $        --   $(114,000)  $388,095  $7,668,193
                                       ==========================================================================================

                               TIB FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                            FOR THE NINE MONTH
                                                                               PERIOD ENDED
                                                                               SEPTEMBER 30,
                                                                            2001           2000
                                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                              $  2,772,384   $  3,209,006
Adjustments to reconcile net income to net cash provided by operating activities:
         Net amortization of investments                                      38,873        146,611
         Amortization of intangible assets                                   335,824        132,375
         Depreciation of premises and equipment                            1,017,336        913,200
         Provision for loan losses                                           605,000        405,000
         Deferred income tax provision (benefit)                            (186,100)       (54,129)
         Deferred net loan fees                                             (361,111)      (226,692)
         Investment securities gains, net                                   (286,205)            --
         Net (gain) loss on sale/disposal of premises and equipment          (71,078)        17,224
         Gain on sales of government guaranteed loans, net                   (55,022)      (269,727)
         Gain on sale of mortgage servicing rights                          (163,071)            --
         Increase in other assets                                           (783,760)    (1,087,494)
         Increase in other liabilities                                       198,956      1,685,129
         Equity in loss (income), net of goodwill amortization, from
              investment in ERAS JV                                          172,728        (23,488)
                                                                        ------------   ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                         3,234,754      4,847,015
                                                                        ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity                         (223,609)            --
Purchases of investment securities available for sale                    (19,418,629)            --
Repayments of principal and maturities of investment securities
     available for sale                                                    5,350,598      1,122,517
Sales of investment securities available for sale                         15,838,469             --
Maturities of investment securities held to maturity                      16,500,000      4,000,000
Proceeds from sales of government guaranteed loans                         1,196,283     10,521,430
Loans originated or acquired, net of principal repayments                (57,388,036)   (39,581,381)
Purchases of premises and equipment                                       (3,915,783)      (646,773)
Purchase of life insurance policies                                         (820,000)            --
Purchase of BonData Group Limited, Inc.                                     (204,750)            --
Sales of premises and equipment                                               16,398         28,664
                                                                        ------------   ------------
         NET CASH USED IN INVESTING ACTIVITIES                           (43,069,059)   (24,555,543)
                                                                        ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities sold
     under agreements to repurchase                                          958,550       (287,972)
Net increase (decrease) in demand, money market and savings accounts      33,125,159     (1,189,413)
Net (decrease) increase in time deposits                                  (8,412,144)    21,416,943
Repayment of short term borrowings                                                --    (25,659,625)
Advances on short term borrowings                                                 --     15,000,000
Proceeds from issuance of trust preferred                                  5,000,000      8,000,000
Debt issuance costs paid                                                    (170,816)      (292,063)
Proceeds from exercise of stock options                                      187,025         93,138
Treasury stock repurchased                                                        --        (51,590)
Cash dividends paid                                                       (1,262,334)    (1,385,499)
                                                                        ------------   ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                        29,425,440     15,643,919
                                                                        ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                (10,408,865)    (4,064,609)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                  23,565,494     22,164,372
                                                                        ------------   ------------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                      $ 13,156,629   $ 18,099,763
                                                                        ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
         Interest                                                       $ 13,303,739   $  9,492,835
         Income taxes                                                      1,880,000      1,850,000


In 2000, the Company purchased 525,000 shares of the Company's common stock in exchange for four subordinated notes payable of the Company totaling $5,250,000.

                (See notes to consolidated financial statements)

                               TIB FINANCIAL CORP.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2001. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 2000.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank of the Keys, TIB Software and Services, Inc., TIBFL Statutory Trust I, TIBFL Statutory Trust II, and Keys Insurance Agency, Inc. and the Bank's two subsidiaries, TIB Government Loan Specialists, Inc. and TIB Investment & Insurance Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts previously reported on have been reclassified to conform with current period presentation.

NOTE 2 - INVESTMENT SECURITIES

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

The amortized cost and estimated fair value of investment securities held-to-maturity at September 30, 2001 and December 31, 2000 are presented below:

                                                                 September 30, 2001
                                               --------------------------------------------------
                                                Amortized   Unrealized  Unrealized       Fair
                                                   Cost        Gains      Losses         Value
                                               -----------   --------   -----------   -----------
U.S. Treasury securities                       $   206,179   $  6,978   $        --   $   213,157
U.S. Government agencies and corporations       16,674,033    493,615            --    17,167,648
Other investments                                1,306,760         --            --     1,306,760
                                               -----------   --------   -----------   -----------
                                               $18,186,972   $500,593   $        --   $18,687,565
                                               ===========   ========   ===========   ===========

                                                                 December 31, 2000
                                               --------------------------------------------------
                                                Amortized   Unrealized  Unrealized       Fair
                                                   Cost        Gains      Losses         Value
                                               -----------   --------   -----------   -----------
U.S. Treasury securities                       $   100,422   $    562   $        --   $   100,984
U.S. Government agencies and corporations       33,164,451         --       661,317    32,503,134
Other investments                                1,189,260         --            --     1,189,260
                                               -----------   --------   -----------   -----------
                                               $34,454,133   $    562   $   661,317   $33,793,378
                                               ===========   ========   ===========   ===========

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2001 and December 31, 2000 are presented below:

                                                                September 30, 2001
                                               --------------------------------------------------
                                                Amortized   Unrealized  Unrealized       Fair
                                                   Cost        Gains      Losses         Value
                                               -----------   --------   -----------   -----------
U.S. Treasury securities                       $ 3,023,221   $ 74,279   $        --   $ 3,097,500
U.S. Government agencies and corporations       10,110,963     32,371            --    10,143,334
States and political subdivisions-tax-exempt     5,738,594    239,149            --     5,977,743
States and political subdivisions-taxable        5,185,740     92,662       289,567     4,988,835
Mortgage-backed securities                       5,752,402     70,288         4,471     5,818,219
Corporate bonds                                  3,177,511         --       118,711     3,058,800
                                               -----------   --------   -----------   -----------
                                               $32,988,431   $508,749   $   412,749   $33,084,431
                                               ===========   ========   ===========   ===========

                                                                 December 31, 2000
                                               --------------------------------------------------
                                                Amortized   Unrealized  Unrealized       Fair
                                                   Cost        Gains      Losses         Value
                                               -----------   --------   -----------   -----------
U.S. Treasury securities                       $ 3,039,611   $     --   $     5,381   $ 3,034,230
States and political subdivisions-tax-exempt     5,737,356     90,369            --     5,827,725
States and political subdivisions-taxable        1,563,790     26,441        62,935     1,527,296
Mortgage-backed securities                      24,180,010    185,553         1,047    24,364,516
                                               -----------   --------   -----------   -----------
                                               $34,520,767   $302,363   $    69,363   $34,753,767
                                               ===========   ========   ===========   ===========

Other investments consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta.

NOTE 3 - LOANS

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

Major classifications of loans are as follows:

                                          September 30,  December 31,
                                              2001           2000
                                          ------------   ------------
Real estate mortgage loans:
          Commercial                      $213,653,196   $170,284,808
          Residential                       82,960,613     76,980,301
          Construction                       5,991,047      7,618,849
Commercial loans                            44,510,846     38,762,547
Consumer loans                               9,525,288      9,114,774
Home equity loans                           13,739,133     12,813,132
Guaranteed portion of USDA loan              1,687,190             --
                                          ------------   ------------
       Total loans                         372,067,313    315,574,411
Net deferred loan fees                         127,925        489,036
                                          ------------   ------------
       Loans, net of deferred loan fees   $371,939,388   $315,085,375
                                          ============   ============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

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

Activity in the allowance for loan losses for the nine months ended September 30, 2001 and September 30, 2000 follows:

                                                2001           2000
                                             -----------    -----------
Balance, January 1                           $ 3,267,873    $ 2,996,532
Provision charged to expense                     605,000        405,000
Loans charged off                               (401,279)        (8,792)
Recoveries of loans previously charged off        17,406             --
                                             -----------    -----------
Balance, September 30                        $ 3,489,000    $ 3,392,740
                                             ===========    ===========

NOTE 5 - EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share have been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per share.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:

                                                      Net           Common     Per Share
                                                    Earnings        Shares       Amount
                                                   ----------     ---------     ---------
For the nine months ended September 30, 2001:
    Basic earnings per common share                $2,772,384     3,917,271     $     .71
    Effect of dilutive stock options                       --       181,406          (.03)
                                                   ----------     ---------     ---------
         Diluted earnings per common share         $2,772,384     4,098,677     $     .68
                                                   ==========     =========     =========
For the nine months ended September 30, 2000:
    Basic earnings per common share                $3,209,006     4,222,437     $     .76
    Effect of dilutive stock options                       --       132,521          (.02)
                                                   ----------     ---------     ---------
         Diluted earnings per common share         $3,209,006     4,354,958     $     .74
                                                   ==========     =========     =========

For the three months ended September 30, 2001:
    Basic earnings per common share                $1,033,123     3,930,021     $     .26
    Effect of dilutive stock options                       --       183,975          (.01)
                                                   ----------     ---------     ---------
         Diluted earnings per common share         $1,033,123     4,113,996     $     .25
                                                   ==========     =========     =========
For the three months ended September 30, 2000:
    Basic earnings per common share                $  984,683     3,880,947     $     .25
    Effect of dilutive stock options                       --       139,284          (.01)
                                                   ----------     ---------     ---------
         Diluted earnings per common share         $  984,683     4,020,231     $     .24
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

Total options granted, exercised, and expired during the nine months ended September 30, 2001 were 59,002, 31,750 and 6,100, respectively. As of September 30, 2001, 625,702 options for shares were outstanding.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. The new statement revises accounting criteria for securitizations, other financial asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125's provisions without amendment. The statement is effective for reporting periods beginning after March 31, 2001, and the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of SFAS 140 has not had a significant impact on the Company's consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002. Goodwill currently carried on the balance sheet will be subject to an initial assessment for impairment to be completed by the second quarter of 2002. Any impairment loss as a result of the initial assessment will be recognized as a cumulative effect of a change in accounting principal. Year to date September 30, 2001 earnings included approximately $93,000 net of tax amortization of goodwill. The Company has not yet evaluated the impact that the adoption of this statement will have on its financial position or results of operations, including whether or not the Company will be required to recognize any transitional impairment losses.

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

Segment information is presented in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the company's internal organization and disclosure of operating results based upon internal accounting methods.

The results of the Company's segments are as follows:

                                                                      Government
                                                      Merchant        Guaranteed       Insurance
Nine months ended                     Community       Bankcard     Loans Sales and      Agency            All
September 30, 2001                     Banking       Processing       Servicing          Sales           Other             Totals
------------------------------------------------------------------------------------------------------------------------------------
Interest income                      $ 25,882,095     $       --     $      --      $        --      $    50,535      $  25,932,630
Interest expense                       11,410,775             --            --               --(a)     1,227,894         12,638,669
                                   -------------------------------------------------------------------------------------------------
Net interest income                    14,471,320             --            --               --       (1,177,359)        13,293,961

Other income                            3,659,064      3,223,976       140,928        1,131,901          152,057          8,307,926

Equity in income (loss), net of
         goodwill amortization,
         from investment in ERAS
         JV                                    --            --             --               --         (172,728)          (172,728)

Depreciation and amortization           1,173,574         31,668        23,054          121,304            3,560          1,353,160

Other expense                          11,487,185      2,730,295       219,073        1,011,871          366,091         15,814,515
                                   -------------------------------------------------------------------------------------------------
Pretax segment profit (loss)         $  5,469,625     $  462,013     $(101,199)     $    (1,274)     $(1,567,681)     $   4,261,484
                                   =================================================================================================
Segment assets                       $467,023,688     $   85,286     $ 174,033      $ 2,317,803      $ 1,946,119      $ 471,546,929
                                   =================================================================================================



                                                                      Government
                                                      Merchant        Guaranteed       Insurance
Nine months ended                     Community       Bankcard     Loans Sales and      Agency            All
September 30, 2000                     Banking       Processing       Servicing          Sales           Other             Totals
------------------------------------------------------------------------------------------------------------------------------------
Interest income                      $ 23,618,302     $       --     $      --      $        --      $    70,986      $  23,689,288
Interest expense                       10,224,261             --            --               --(a)       244,750         10,469,011
                                   -------------------------------------------------------------------------------------------------
Net interest income                    13,394,041             --            --               --         (173,764)        13,220,277

Other income                            2,232,988      2,926,616       355,088               --          203,766          5,718,458

Equity in income (loss), net of
         goodwill amortization,
         from investment in ERAS
         JV                                    --             --            --               --           23,488             23,488

Depreciation and amortization             979,301         40,455        22,831               --            2,988          1,045,575

Other expense                           9,733,684      2,458,859       207,645               --          432,454         12,832,642
                                   -------------------------------------------------------------------------------------------------
Pretax segment profit (loss)         $  4,914,044     $  427,302     $ 124,612      $        --      $  (381,952)     $   5,084,006
                                   =================================================================================================
Segment assets                       $410,674,579     $  105,960     $ 200,642      $        --      $ 2,149,267      $ 413,130,448
                                   =================================================================================================

                                                                      Government
                                                      Merchant        Guaranteed       Insurance
Three months ended                     Community      Bankcard      Loans Sales and      Agency           All
September 30, 2001                     Banking       Processing       Servicing          Sales           Other             Totals
------------------------------------------------------------------------------------------------------------------------------------
Interest income                      $  8,426,461     $       --     $      --      $        --      $    16,919      $   8,443,380
Interest expense                        3,362,729             --            --               --          452,610          3,815,339
                                   -------------------------------------------------------------------------------------------------
Net interest income                     5,063,732             --            --               --         (435,691)         4,628,041

Other income                            1,511,635        890,699        47,102          410,571           77,853          2,937,860

Equity in income (loss), net of
         goodwill amortization,
         from investment in ERAS
         JV                                    --             --            --               --          (75,963)           (75,963)

Depreciation and amortization             400,439         10,581         7,736           28,269            1,187            448,212

Other expense                           4,142,024        767,076        71,467          345,973          124,463          5,451,003
                                   -------------------------------------------------------------------------------------------------
Pretax segment profit (loss)         $  2,032,904     $  113,042     $ (32,101)     $    36,329      $  (559,451)     $   1,590,723
                                   =================================================================================================





                                                                      Government
                                                      Merchant        Guaranteed       Insurance
Three months ended                    Community       Bankcard     Loans Sales and      Agency            All
September 30, 2000                     Banking       Processing       Servicing          Sales           Other             Totals
------------------------------------------------------------------------------------------------------------------------------------
Interest income                      $  8,261,646     $       --     $      --      $        --      $    23,835      $   8,285,481
Interest expense                        3,775,611             --            --               --          233,250          4,008,861
                                   -------------------------------------------------------------------------------------------------
Net interest income                     4,486,035             --            --               --         (209,415)         4,276,620

Other income                              770,459        851,996       108,179               --           57,104          1,787,738

Equity in income (loss), net of
         goodwill amortization,
         from investment in ERAS
         JV                                    --             --            --               --           (1,582)            (1,582)

Depreciation and amortization             323,209         13,485         7,611               --            1,063            345,368

Other expense                           3,245,880        734,875        67,053               --          111,917          4,159,725
                                   -------------------------------------------------------------------------------------------------
Pretax segment profit (loss)         $  1,687,405     $  103,636     $  33,515      $        --      $  (266,873)     $   1,557,683
                                   =================================================================================================


(a) Interest expense in 2001 is primarily comprised of $705,632 related to interest on trust preferred securities and $519,042 related to interest on notes payable associated with majority shareholder stock buyback, both of which qualify as capital. Corresponding amounts in 2000 are $57,137 and $174,910, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the "Company") as reflected in the unaudited consolidated statement of condition as of September 30, 2001, and statement of income for the three and nine months ended September 30, 2001.

The Company's net income of $1,033,123 for the third quarter of 2001 was a 4.9% increase compared to $984,683 for the same period last year. The increase in net income is attributed to the net of the following: an increase of $351,421 or 8.2%, in net interest income; an increase of $200,000, or 148.1% in provision for loan losses; an increase of $1,075,741, or 60.2%, in other income; an increase in other expense of $1,194,122, or 27.3%; and a decrease in income tax expense of $15,400 or 2.7%.

The Company's net income of $2,772,384 for the first nine months of 2001 was a 13.6% decrease compared to $3,209,006 for the same period last year. The decrease in net income is attributed to the net of the following: an increase of $73,684 or 0.6%, in net interest income; an increase of $200,000, or 49.4% in provision for loan losses; an increase of $2,393,252, or 41.7%, in other income; an increase in other expense of $3,089,458, or 22.9%; and a decrease in income tax expense of $385,900 or 20.6%.

Basic and diluted earnings per share for the third quarter of 2001 were $0.26 and $0.25 respectively as compared to $0.25 and $0.24 per share in the previous year's quarter. Basic and diluted earnings per share for the nine months ended September 30, 2001 were $0.71 and $0.68 respectively, compared to $0.76 and $0.74 for the corresponding period ended September 30, 2000. For the first nine months of 2001, interest expense of $519,042 was incurred on the note payable related to the July 1st buy back of approximately 10% of the Company's outstanding stock from the Company's largest shareholder. The net effect of this transaction was to decrease net income by $324,000 in the first nine months of 2001 versus $109,000 in the first nine months of 2000. However, the effect of this transaction did not reduce earnings per share due to the smaller number of shares outstanding. The percentage decrease in diluted earnings per share is less than the percentage decrease in net income due to the stock repurchase effected on July 1, 2000.

$8 million in trust preferred securities were issued in the third quarter of 2000 and an additional $5 million were issued in the third quarter of 2001. Interest expense on these securities totaled $705,632 for the first nine months of 2001 as compared to only $57,137 in the year ago period. The trust preferred securities issuance supplied capital for growth. It is the Company's intention to grow its traditional banking business in its existing markets and also new markets and to acquire and promote new products and services.

Other items occurring in the first nine months of 2001 that were absent in the year ago period were costs related to two branches purchased in South Miami-Dade County in December of 2000 and expenses to prepare for upcoming de novo branching in Southwest Florida, and operating expenses for Keys Insurance Agency purchased on October 31, 2000.

Book value per share increased to $7.09 at September 30, 2001 from $6.72 at December 31, 2000. The Company paid a quarterly dividend of $0.1075 per share in each of the first, second, and third quarters of 2001, as compared to $0.105 per share in each of the first, second, and third quarters of 2000.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the nine months ended September 30, 2001 was 13.57% on average equity of $27,243,000, compared to 15.5% on average equity of $27,621,000 for the same period in 2000. Annualized return on average assets of $473,849,000 for the nine months ended September 30, 2001 was 0.78%, compared to 1.07% on average assets of $399,726,000 for the same period in 2000.

Net interest income is one measurement of how management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, notes payable related to Company shares repurchased, trust preferred securities, and other short-term borrowings. Net interest income increased $73,684 or 0.6% to $13.3 million, in the nine months ended September 30, 2001 as compared to the same period last year. Limiting this increase was an additional $992,627 of interest expense in 2001 related to the $8 million in trust preferred securities and the $5.25 million in notes payable, both of which were issued in the third quarter of 2000, and additional interest expense on the $5 million trust preferred securities issued in the third quarter of 2001. These costs were offset by an increase in interest income resulting from a higher level of earning assets. Interest from loans increased approximately $1,312,000 to $22.0 million for the first nine months of 2001 compared to the prior year period. Interest income from investment securities and federal funds sold increased approximately $932,000. These interest income increases were offset by an increase in deposit interest expense attributed to an increase in the amount of deposits and short term borrowing interest expense approximating $1,177,000.

The Company's net interest margin decreased to 4.19% in the first nine months of 2001 compared to 4.85% in the first nine months of 2000. The following table sets forth information with respect to the average balances, interest income and average yield by major categories of assets; the average balances, interest expense and average rate by major categories of liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity; and net interest income, interest rate spread, and net interest margin for the nine months ended September 30, 2001 and September 30, 2000.

                                                                    2001                                    2000
                                                   ------------------------------------      -------------------------------------
                                                    AVERAGE        INCOME/       YIELDS      AVERAGE       INCOME/         YIELDS
(Dollars in thousands)                              BALANCES       EXPENSE       RATES       BALANCES      EXPENSE         RATES
                                                   ---------------------------- --------------------------------------------------
   Interest-earning assets:
      Loans (1)                                    $ 337,331        22,035        8.73%     $ 302,230       20,723          9.16%
      Investment securities - taxable                 59,091         2,804        6.34%        51,297        2,349          6.12%
      Investment securities - tax exempt (2)           5,738           312        7.27%         6,562          382          7.77%
      Interest bearing deposits in other banks            51             2        5.27%            62            3          6.49%
      Federal funds sold                              25,643           886        4.62%         7,792          362          6.21%
                                                   -----------------------                  ----------------------
Total interest-earning assets                        427,854        26,039        8.14%       367,943       23,819          8.65%
                                                   -----------------------                  ----------------------
Non-interest-earning assets:
   Cash and due from banks                            12,387                                   12,929
   Investment in ERAS                                    939                                      989
   Premises and equipment, net                        16,428                                   14,192
   Allowances for loan losses                         (3,221)                                  (3,181)
   Other assets                                       19,462                                    6,854
                                                   ---------                                ---------
Total non-interest earning assets                     45,995                                   31,783
                                                   ---------                                ---------
Total assets                                       $ 473,849                                $ 399,726
                                                   =========                                =========
   Interest-bearing liabilities:
     Interest bearing deposits:
     NOW accounts                                  $  42,404           430        1.36%     $  35,418          385          1.45%
     Money market                                    128,485         3,975        4.14%       113,037        4,385          5.18%
     Savings deposits                                 24,119           371        2.06%        22,971          397          2.31%
     Other time deposits                             146,453         6,594        6.02%       111,442        4,867          5.83%
                                                   -----------------------                  ----------------------
Total interest-bearing deposits                      341,461        11,370        4.45%       282,868       10,034          4.74%

   Other interest-bearing liabilities:
   Notes payable                                       5,250           519       13.22%         1,763          175         13.25%
   Short-term borrowings                               1,349            44        4.34%         4,146          203          6.54%
   Trust preferred securities                          9,136           706       10.33%           701           57         10.89%
                                                   -----------------------                  ----------------------
Total interest-bearing liabilities                   357,196        12,639        4.73%       289,478       10,469          4.83%
                                                   -----------------------                  ----------------------
Non-interest bearing liabilities and
  stockholders' equity:
   Demand deposits                                    82,376                                   77,953
   Other liabilities                                   7,034                                    4,674
   Stockholders' equity                               27,243                                   27,621
                                                   ---------                                ---------
Total non-interest bearing liabilities and
    stockholders' equity                             116,653                                  110,248
                                                   ---------                                ---------
Total liabilities and stockholders' equity         $ 473,849                                $ 399,726
                                                   =========                                =========
Interest rate spread                                                              3.41%                                     3.82%
                                                                                =======                                  ========
Net interest income                                               $ 13,400                               $  13,350
                                                                  ========                               =========
Net interest margin (3)                                                           4.19%                                     4.85%
                                                                                =======                                  ========

(1)  Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

 The decrease in net interest margin from September 30, 2000 to September 30, 2001 is the result of several factors. The decrease is partially attributable to the interest cost from the notes given in exchange for the stock repurchase and the issuance of $8 million in trust preferred securities, which is partially offset by an increase in interest income resulting from a higher level of earning assets. Both of these transactions occurred during the third quarter of 2000 and resulted in an increase in the overall rate for interest-bearing liabilities in 2001. In addition, the Company had increased liquidity during the first nine months of 2001 as compared to the prior year primarily as a result of the overall volatility in the stock market during 2001. This resulted in an increase in the average balance of federal funds sold from $7.8 million to $25.6 million. Federal funds are the Company's lowest rate earning asset, and the increase in the volume of federal funds combined with the decrease in rate earned on these assets and the cost of these funds, contributed to the decrease in the net interest margin. In addition, the average balance of time deposits increased to $146 million during the first nine months of 2001, as compared to $111 million during the comparable prior year period. Rates on these time deposit liabilities also increased from 5.83% to 6.02%, reflecting the Company's stance in being aggressive in their rates in an attempt to increase market share.

Based on management's evaluation of specific loans and inherent losses within the loan portfolio, the provision for loan losses was $605,000 for the first nine months of 2001 as compared to $405,000 in the year ago period. Gross charged off loans for the first nine months of 2001 were $401,279 with recoveries of $17,406, resulting in an annualized net charge-off rate of 0.144% of total loans. This compares to net charge offs during the same period last year of $8,792. Approximately $343,000 of the current year charge-off relates to one specific loan. The amount charged off relates to the balance remaining on this loan after application of the sale proceeds from liquidation of the production equipment belonging to a manufacturing company in Southwest Florida.

The Company had a provision for loan losses for the three months ended September 30, 2001 of $335,000 compared to $135,000 for the three months ended September 30, 2000. The provision for loan losses reflects management's qualitative and quantitative assessment of the loan portfolio, net charge-offs and prospects for collection of delinquent loans. At September 30, 2001 and December 31, 2000 the allowance for loan losses amounted to $3,489,000 and $3,267,873, respectively.

The Company's formalized process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result of these analyses is the allocation of specific allowances for individual loans considered impaired as well as certain non-impaired loans.

The loan pool analyses are performed on the balance of the Company's loan portfolio, primarily consisting of one- to four-family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, fixed-rate residential loans; Company-originated, adjustable-rate residential loans; purchased fixed-rate residential loans; residential second mortgage loans; residential construction loans; and others. For each pool, the Company has developed a range of allowances necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors, including the risk characteristics of the pool, actual loss experience, probable loss considering current economic conditions, industry norms and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each pool.

The Company's overall allowance also contains an unallocated amount of $38,643 representing approximately one percent of the total allowance for loan loss which is supplemental to the results of the aforementioned process and takes into consideration known and probable trends that may affect the creditworthiness of the loan portfolio as a whole, including national and local economic conditions, unemployment conditions in the local lending area and other factors.

At September 30, 2001, the Company had aggregate non-accrual loans of $2,819,315 compared to $502,774 at December 31, 2000. Loans past due 90 days or more and still accruing totaled $0 and $2,013,790 at September 30, 2001 and December 31, 2000, respectively. Included in non-accrual loans at September 30, 2001 and in loans past due 90 days or more and still accruing at December 31, 2000, is $2,021,797 and $2,013,790, respectively, related to the non-guaranteed portion of one individual loan to construct a lumber mill in Northern Florida. The non-guaranteed portion of this loan was reclassified from past due and accruing to nonaccrual at the end of the third quarter of 2001. With this reclassification, accrual of further interest ceases. Subsequent to September 30, 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan was reclassified into other real estate and other assets based on the fair value of the underlying collateral. The guaranteed portion of this loan was $1,687,190 at September 30, 2001 and was guaranteed as to principal and interest by the U.S. Department of Agricultural (US DA) and is accruing interest. In addition to business real estate and equipment, the loan was collateralized by the business owner's interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. Management believes the value of all assets pledged as collateral for this loan exceeds the unpaid amount. The ratio of non-performing loans (including loans 90 days or more past due and still accruing) to total outstanding loans was 0.76% at September 30, 2001 compared to 0.80% at December 31, 2000.

Other income increased $2,393,252 to $8,135,198 for the nine month period ended September 30, 2001 from $5,741,946 in the comparable period last year. The increase in non interest income is attributable to an increase of $297,360 in merchant bankcard processing income; a $183,657 increase in service charges on deposit accounts; a $286,205 increase in net investment security gains; a $1,131,901 increase in commissions on sales by Keys Insurance Agency (from $0 in the same nine month period of 2000); a $487,270 increase in other income; a $469,489 increase in fees on mortgage loans sold at origination; offset by a decrease of $214,705 in gains on sale of government guaranteed loans; a $51,709 decrease in retail investment services; and a $196,216 decrease in equity in income (loss), net of goodwill amortization, from the investment in ERAS JV.

Merchant bankcard income increased due to activity volume increases with existing merchants and incremental volume from new merchants signed up in both historical and new market areas. The majority of the increase in service charges on deposit accounts relates to activity associated with the two new branches added in December 2000 which approximated $121,000 for the nine months of 2001. The service charge fee amounts charged by the Bank have not increased. Therefore, the balance of the increase is due to additional activity of existing customers. Due to the growth in loan outstandings, part of this growth was funded by liquidating approximately $15.8 million in securities. This resulted in a gain of $267,897. Two significant items that led to the $487,270 increase in other income were a gain on the sale of certain mortgage servicing totaling $163,071 and $101,980 related to the income net of expenses associated with the director and executive officer deferred compensation arrangements entered into in December 2000. The low rate environment has caused an increase in residential mortgage refinancing, which has resulted in an increase in fees on mortgage loans sold at origination compared to the prior year. Government loan fees result from a relatively small number of transactions and, therefore, the revenue recognition from these transactions can vary considerably. Also, certain borrowers who in the past were candidates for government financing have increasingly found themselves eligible for various types of conventional financing, thereby reducing the number of opportunities for government guaranteed lending. The decrease in income from the Company's investment in ERAS JV is due to several factors. In 2001, ERAS JV expanded its capacity for item processing in its main Miami center. This included upgrades in hardware and software, and additional personnel costs. Also, ERAS established a new item processing center in Tampa that was a joint venture with Independent Bankers Bank of Florida. The start up costs and early operational costs approximating $47,000 for the first nine months of 2001 were absorbed by the joint venture.

Other expense increased $3,089,458 or 22.9% to $16,562,675, in the first nine months of 2001 as compared to the prior year period. The major areas of increased expenses relate to interchange fees and processing costs for merchant bankcard transactions which increased approximately $281,000 over the prior year period. These costs are volume driven and are more than offset by higher revenues reported in Other Income. Keys Insurance Agency was added as a new subsidiary to the Company in the fourth quarter of 2000, and increased the Company's salary expense by $722,000 in the first nine months of 2001. Additional net occupancy expense and other expenses added by Keys Insurance Agency totaled $411,000 for the first nine months of 2001. Additional operating expenses of approximately $561,000 were also incurred in 2001 as a result of the two new branches added in Homestead in the fourth quarter of 2000. Expenses for the de novo branching in Southwest Florida totaled approximately $435,000 in 2001. Salary expense, not counting these new areas, increased approximately $472,000 in 2001 due to volume related staffing needs and normal pay increases.

Total assets at September 30, 2001 were $471,546,929, up from total assets of $439,320,145 at December 31, 2000. Loans net of deferred loan fees increased $56,854,013 to $371,939,388 for the first nine months of 2001 from year end 2000. Also, in the same period, federal funds sold decreased $8,971,000, and investment securities decreased $17,936,497.

At September 30, 2001, the Company had $2,000,349 in short-term borrowings compared to $1,041,799 at December 31, 2000. Short-term borrowings consist of securities sold under agreements to repurchase and Treasury tax deposits.

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

In July 2001, the Company participated in a pooled offering of trust preferred securities in the amount of $5 million. The Company formed TIBFL Statutory Trust II (the "Trust"), a wholly-owned statutory trust subsidiary, for the purpose of issuing the trust preferred securities. The trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points). The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. For federal regulatory purposes, the Company plans to treat the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital.

In July 2001, the bank opened its first banking facility in Southwest Florida in Naples. This facility is primarily used for business banking and commercial and government lending functions. During the fourth quarter of 2001, the bank will open its second banking facility in Southwest Florida located in Bonita Springs. Both facilities are leased under an operating lease.

Subject to receipt of regulatory approval, the Bank plans to open its Southwest Florida area branch headquarters in downtown Naples in 2002. The land for this facility was purchased in the first quarter of 2001 at a cost of $2.3 million and is included in premises and equipment. Estimated costs to complete the project are $875,000.

On October 31, 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. from a Company director. Keys Insurance Agency has three offices in the Keys and offers a full line of commercial and residential coverage as well as life, health and annuities. Total consideration paid at closing for the agency was $1,870,000. This was comprised of $220,000 in the Company's common stock and $1,650,000 in cash. Under the purchase agreement, annual cash payments of $110,000 are to be made following each of the first three anniversaries of the closing date, subject to the agency's ability to achieve certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency.

On September 25, 2001, Keys Insurance Agency, Inc. purchased BonData Group Limited, Inc., a Ft. Myers, Florida based insurance agency specializing in bond underwriting and placement. Total consideration paid at closing for the agency was $273,000. This was comprised of approximately $68,000 in the Company's common stock and approximately $205,000 in cash. Under the purchase agreement, annual cash payments of $24,000 are to be made following each of the first two anniversaries of the closing date, subject to the agency's ability to achieve certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 2001 and December 31, 2000:

                                                 Well         Adequately    September 30,     December 31,
                                              Capitalized    Capitalized        2001             2000
                                              Requirement    Requirement       Actual           Actual
----------------------------------------------------------------------------------------------------------
Tier 1 Capital (to Average Assets)
     Consolidated                                 >5%             4%             6.8%            7.1%
                                                  -
     Bank                                         >5%             4%             8.3%            8.2%
                                                  -
Tier 1 Capital (to Risk Weighted Assets)
     Consolidated                                 >6%             4%             8.6%            9.0%
                                                  -
     Bank                                         >6%             4%            10.5%           10.4%
                                                  -

Total Capital (to Risk Weighted Assets)
     Consolidated                                 >10%            8%            11.9%           11.7%
                                                  -
     Bank                                         >10%            8%            11.4%           11.4%
                                                  -

Management believes, as of September 30, 2001, that the Company and the Bank met all capital requirements to which they are subject. As discussed previously in the Management's Discussion and Analysis section, the Company has included in Tier 1 Capital a portion of the trust preferred securities that were issued in September 2000 and July 2001.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company's customers. The Company manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $65.5 million at September 30, 2001. Any advances are secured by the Bank's one-to-four family residential mortgage loans.

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

RATE SENSITIVITY

The Company's interest rate sensitivity position at September 30, 2001 is presented in the table below.

                                         3 months     4 to 6      7 to 12       1 to 5        Over 5
(Dollars in thousands)                    or less     Months       Months       years         Years      Total
----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Loans                                    $155,970    $ 29,175    $ 33,197       $77,075      $ 76,650   $372,067
Investment securities-taxable              11,120         958       4,771           101        28,343     45,293
Investment securities-tax exempt               --          --          --           709         5,269      5,978
Federal funds sold                            738          --          --            --            --        738
Interest bearing deposit in other bank         46          --          --            --            --         46
Note receivable                               233          --          --           264            --        497
                                       --------------------------------------------------------------------------
Total interest-bearing assets             168,107      30,133      37,968        78,149       110,262    424,619
                                       --------------------------------------------------------------------------
Interest-bearing liabilities:
NOW accounts (A)                           17,395          --          --            --        26,093     43,488
Money Market                              131,263          --          --            --            --    131,263
Savings Deposits (B)                           --          --      25,314            --            --     25,314
Other time deposits                        25,384      39,370      36,976        36,387            11    138,128
Notes payable                                  --          --          --            --         5,250      5,250
Trust preferred securities                  5,000          --          --            --         8,000     13,000
Other borrowings                            2,000          --          --            --            --      2,000
                                       --------------------------------------------------------------------------
Total interest-bearing liabilities        181,042      39,370      62,290        36,387        39,354    358,443
                                       --------------------------------------------------------------------------
Interest sensitivity gap                 $(12,935)   $ (9,237)   $(24,322)      $41,762      $ 70,908   $ 66,176
                                       ==========================================================================
Cumulative interest sensitivity gap      $(12,935)   $(22,172)   $(46,494)      $(4,732)     $ 66,176   $ 66,176
                                       ==========================================================================
Cumulative sensitivity ratio                 (3.0)%      (5.2)%     (10.9)%        (1.1)%        15.6%      15.6%
                                       ==========================================================================


(A) 40% of outstanding balance considered repricable immediately and 60% repricable in the furthest time period.

(B) Savings Deposits considered repricable in the one year time horizon.

The Company is cumulatively asset sensitive in the over 5 year time frame and cumulatively liability sensitive in each of the 3 month or less, 4 to 6 months, 7 to 12 month and 1 to 5 year timeframes. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, to include the entire balance of these liability accounts in the earliest repricing period would be unrealistic. To compensate for the fact that changes in general market interest rates will not be fully reflected in changes in NOW rates, only 40% of NOW balances is included as immediately rate sensitive based on the Company's own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the Company's repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should decrease, the net interest margin would decrease. Conversely, if rates increase the net interest margin would over time increase.

Even in the near term, the $46.5 million one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Second, a static gap model does not factor the effects of growing volumes which would likely include greater additional rate sensitive assets than rate sensitive liabilities.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company's policy to maintain its cumulative one year gap ratio in the -20% to +10% range. At September 30, 2001, the Company was within this range with a one year cumulative sensitivity ratio of -10.9%.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of September 30, 2001 was developed using simulation analysis of the Company's sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

These rate changes are matched with known repricing intervals and assumptions for new growth net of expected prepayments. The assumptions are based primarily on experience in the Company's market under varying rate environments. The imbedded options that the Company's loan customers possess to refinance are considered for purposes of this analysis and cause the larger decreases in income in a declining rate scenario versus the income increases in the same size rising rate scenario.

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


                                                                         Interest
                                                                          Rates
(Dollars in thousands)                        Interest Rates Decrease     Remain    Interest Rates Increase
                                                200 BP       100 BP      Constant       100 BP      200 BP
                                            ---------------------------------------------------------------
2001 Interest Income                            $26,523      $28,768      $31,012       $33,073    $35,134
2001 Interest Expense                             9,517       10,409       12,402        14,395     16,388
                                            ---------------------------------------------------------------
Net Interest Income                             $17,006      $18,359      $18,610       $18,678    $18,746
                                            ---------------------------------------------------------------
Change in net income after tax vs. budget       $(1,001)       $(157)                   $    42    $    85

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99 - Report of Independent Certified Public Accountants

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TIB FINANCIAL CORP.



                                    /s/ Edward V. Lett
                                    --------------------------------------------
Date:    November 13, 2001          Edward V. Lett
         -----------------          President and Chief Executive Officer



                                    /s/ David P. Johnson
                                    --------------------------------------------
                                    David P. Johnson
                                    Senior Vice President and Chief Financial
                                    Officer