Form 10-K405
period 2001-12-31
TIB FINANCIAL CORP
filed 2002-03-28
CIK 1013796

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                                      Commission file number
ended December 31, 2001                                               000-21329

                               TIB FINANCIAL CORP.
             (Exact Name of Registrant as Specified in Its Charter)

 Florida                                                              65-0655973
(State of Incorporation)                                        (I.R.S. Employer
                                                             Identification No.)
99451 Overseas Highway
Key Largo, Florida                                                    33037-7808
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2002 was $36,928,538 based on $12.35 per share as of March 1, 2002.

The number of shares outstanding of issuer's class of common stock at March 1, 2002 was 3,947,000 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2001 fiscal year end are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I

ITEM 1.    BUSINESS...........................................................1

ITEM 2.    PROPERTIES.........................................................8

ITEM 3.    LEGAL PROCEEDINGS..................................................9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS...................................................9

                              PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS........................................9

ITEM 6.    SELECTED FINANCIAL DATA...........................................10

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION......................11

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........ 31

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................32

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..............................................67

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT.................................................67

ITEM 11.   EXECUTIVE COMPENSATION............................................67

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT..................................67

ITEM 13.   CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS..............................................67


                              PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K.......................................... 68

SIGNATURES ..................................................................69

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

The Bank conducts a general commercial banking business in its primary service area of Monroe, Dade, Collier and Lee Counties, Florida, emphasizing the banking needs of individuals, professionals and business customers. The main office of the Company and the Bank is located at 99451 Overseas Highway, Key Largo, Florida 33037. The Bank has a total of thirteen branch locations. There are nine branch locations throughout the Florida Keys from Key Largo to Key West. There are also two branch locations in Homestead, one branch in Naples, and one branch in Bonita Springs, Florida.

The principal business of the Bank is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. As of December 31, 2001, the Bank had total assets of approximately $491.0 million, total deposits of approximately $417.8 million and total shareholders' equity of approximately $43.0 million.

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

The Bank seeks to concentrate its deposits and loan efforts within Monroe, Collier, Southern Lee, and South Miami-Dade

Counties, Florida, its primary service area. The primary factors in competing for deposits are interest rates, the range of financial services offered, service, convenience of office locations and flexible office hours. Direct competition for such deposits comes from other commercial banks, savings institutions, credit unions, brokerage firms and money market funds.

The Bank's lending philosophy is to make loans, taking into consideration the safety of the Bank's depositors' funds, the preservation of the Bank's liquidity, the interest of the Company's shareholders, the welfare of the community, and other factors. Interest income from the Bank's lending operations is a principal component of the Bank's income, so therefore prudent lending is essential for the prosperity of the Bank.

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

The Bank's loan portfolio at December 31, 2001 contained approximately 81% real estate mortgage loans, 12% commercial loans, 3% consumer loans, and 4% home equity loans. The Bank's gross loan to deposit ratio at December 31, 2001 was approximately 91%.

In addition to interest income from the Bank's lending operations, the other major sources of income for the Bank are fees on mortgage loans sold at origination, interest on investment securities, service charges on deposit accounts, gains on sales of government guaranteed loans, and merchant bankcard processing income. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

The Bank engages through a wholly-owned subsidiary, TIB Investment & Insurance Center, Inc. ("TIB Investment"), in the retail sale of nondeposit investment products such as variable and fixed rate annuities, mutual funds and other products. The Bank has entered into an agreement with Raymond James Financial Services, Inc., a third-party provider which trains and supervises employees of the Bank or TIB Investment in the sale of these products from various offices of the Bank. Effective January 14, 2002, the name of this subsidiary was changed to TIB Investment Center, Inc.

The Bank also engages through a wholly-owned subsidiary, TIB Government Loan Specialists, Inc., in the origination and sale of the government guaranteed portion of loans that qualify for government guaranteed loan programs such as those offered by the Small Business Administration and the U.S. Department of Agriculture Rural Development Business and Industry Program.

Prior to December 31, 2001, the Company had a 30% interest in ERAS JV, a company that specializes in cash item processing for depository institutions and customized software for the financial services industry. On December 31, 2001, the Company sold a portion of its investment in this company, which reduced its ownership percentage in ERAS JV to 10%. In October 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) has three offices in the Florida Keys and one office in Naples and brokers a full line of commercial and residential hazard insurance coverages as well as life and health insurance and annuities.

The Bank's business plan relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-managed and managed state chartered bank to meet the particular needs of consumers, professionals and business customers in the community. All banking services are continually evaluated with regard to their profitability and efforts are made to modify the Bank's business plan if deemed appropriate.

EMPLOYEES

As of December 31, 2001, the Bank employed 220 full-time employees and 15 part-time employees, and the insurance agency employed 22 full-time employees and one part-time employee. Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. The Company and its subsidiaries are not a party to any collective bargaining agreement, and management believes the Company and its subsidiaries enjoy satisfactory relations with its employees.


SUPERVISION AND REGULATION

REGULATION OF THE BANK. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC, and also to the regulations of the Florida Department of Banking and Finance (the "DBF") and the FDIC. Such statutes and regulations relate to, among other things, reserves, investments, loans, mergers and consolidations, branching, issuances of securities, payment of dividends, payment of interest rates, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service. Florida law permits banks to branch on a statewide basis. Therefore, the Bank has the ability to expand from its market presence in Monroe, Miami-Dade, Collier and Lee counties into other markets in Florida.

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

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 4 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. At December 31, 2001, the Bank exceeded these minimum Tier 1, risk-based and leverage capital ratios. The table that follows sets forth certain capital information for the Bank as of December 31, 2001.

                                CAPITAL ADEQUACY
                             (Dollars in thousands)
                                December 31, 2001

                                                  Amount             Percent
                                                  ------             -------
Leverage Ratio:
     Actual                                       $40,589             8.5%
     Minimum Required (1)                         $18,999             4.0%
Risk-Based Capital:
Tier 1 Capital
     Actual                                       $40,589            10.2%
     Minimum Required                             $15,974             4.0%
Total Capital
     Actual                                       $44,383            11.1%
     Minimum Required                             $31,949             8.0%

(1) Represents the highest regular minimum requirement calculated by multiplying the minimum required percentage by the actual average total assets for leverage capital purposes. Institutions that are contemplating acquisitions or anticipating or experiencing significant growth may be required to maintain a substantially higher leverage ratio. See below regarding the consequences of failing to meet specified capital standards.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions which established among other things, the following five capital standard categories for depository institutions: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued uniform regulations, which, among other things, define the capital levels described above. Under the regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An "undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 3%. A "significantly undercapitalized" bank is defined as one that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3% and a bank is "critically undercapitalized" if the bank has a leverage ratio equal to or less than 2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as "adequately capitalized" or "undercapitalized" and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 2001, the Bank met the definition of a "well capitalized" institution.

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

Recent legislation has significantly increased the right of an eligible bank holding company, called a "financial holding company," to engage in a full range of financial activities, including insurance and securities activities, as well as merchant banking and other financial services. On August 31, 2000, the Federal Reserve Bank approved the Company's election to become a financial holding company. The Company thus has expanded financial affiliation opportunities as long as the Bank remains a "well-capitalized" and "well-managed" depository institution and has at least a "satisfactory" rating under the Community Reinvestment Act of 1997 (the "CRA"). As of December 31, 2001, the Bank met all three criteria for the Company's continued qualification as a financial holding company.

As a bank holding company, the Company is subject to capital adequacy guidelines established for bank holding companies by the Federal Reserve. The minimum required ratio for total capital to risk weighted assets is 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Federal Reserve) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Federal Reserve's guidelines. The Federal Reserve's guidelines apply on a consolidated basis to bank holding companies, like the Company, with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets, the guidelines apply on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Federal Reserve has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

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

The Company and the Bank are subject to the provisions of the CRA and the federal banking agencies' regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, or a bank applying for a merger or a branch office, the regulatory agencies will take into account the CRA rating of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Generally, holding companies and banks are required to have CRA ratings of satisfactory or better for purposes of approval of such applications. As a result of the Bank's most recent CRA examination in May 2001, the Bank received a "satisfactory" CRA rating.

Enacted in 1999, the Gramm-Leach-Bliley Act reforms and modernizes certain areas of financial services regulation. As discussed above, the law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker," and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

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

Based on the Bank's risk classification, the Bank was not required to pay an assessment for deposit insurance in 2001, nor will it be required to pay a deposit insurance assessment in 2002. The Bank was required to pay the special interim Bank Insurance Fund Financing Corporation ("FICO") assessments in 2001 and will also be required to pay this assessment in 2002.

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

The Bank's other twelve branches are located at 600 North Homestead Boulevard in Homestead; 777 North Krome Avenue in Homestead; 103330 Overseas Highway in Key Largo; 91980 Overseas Highway in Tavernier; 80900 Overseas Highway in Islamorada; 11401 Overseas Highway in Marathon Shores; 2348 Overseas Highway in Marathon; 30400 Overseas Highway in Big Pine Key; 330 Whitehead Street in Key West; 3618 N. Roosevelt Drive in Key West; 8100

Health Center Boulevard in Bonita Springs, and 1720 J & C Boulevard in Naples, Florida. The main office and branch properties are owned by the Bank, with the exception of the 8100 Health Center Boulevard and 1720 J & C Boulevard locations which are leased.

The Bank also owns four other properties. The Bank owns a one-story building containing approximately 5,000 square feet on a one-half acre lot located at 100210 Overseas Highway, Key Largo. This building is partly leased to Keys Insurance Agency and the remainder of the building is used by the Bank as a training center and office space. The Bank owns a three-story building at 228 Atlantic Boulevard, Key Largo, Florida that is utilized by the Bank primarily for the loan operations, human resources and marketing departments. The Bank owns a building located at 28 N.E. 18th Street in Homestead that is used for office space. The Bank owns a parcel of land at 599 Tamiami Trail North in Naples, Florida. A building is currently being constructed by a developer on this site, and it is intended that the bank's ownership in the land will be converted to an ownership interest in the first floor of an office building located on this site. This facility will be operated as a bank branch and is expected to open in 2002.

The Bank leases office space at 9915 Tamiami Trail North in Naples, and at 1119 US 27 South in Sebring, Florida for the Bank's residential lending operations. Office space is also leased at 5198 Overseas Highway in Marathon, Florida for its commercial lending department.

The insurance agency leases its four locations located at 100210 Overseas Highway in Key Largo; 5800 Overseas Highway in Marathon; 805 Peacock Plaza in Key West, and 8100 Health Center Boulevard in Bonita Springs. The Key Largo and Bonita Springs locations are leased from the Bank.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

As of December 31, 2001, there were 374 registered shareholders of record and 3,946,100 shares of the Company's common stock outstanding. On June 18, 1997, the Company's $0.10 par value common Stock became listed on the Nasdaq National Market System under the symbol "TIBB." Prior thereto, the Company's common stock had not been traded on an established trading market, so there had been limited trading. The following table sets forth, for the periods indicated, the high and low sale prices per share for the Company's common stock on the Nasdaq National
Market:

Quarter Ended                                             2001                            2000
                                                  ----------------------          ----------------------
                                                   High            Low             High             Low
-------------                                     ------          ------          ------          ------
March 31                                          $13.25          $ 9.56          $11.00          $ 9.50
June 30                                            15.20           12.81           10.31            8.63
September 30                                       15.00            9.00           11.50            9.88
December 31                                        12.10            9.80           11.00            9.13

For the year ended December 31, 2001, the Company paid cash dividends to shareholders in the amount of $.1075 per share for each of the four quarters ($.43 in the aggregate). For the year ended December 31, 2000, the Company paid cash dividends to shareholders in the amount of $.105 per share for the first three quarters and $.1075 per share for the last quarter ($.4225 in the aggregate). The primary source of funds presently available to the Company for the payment of cash dividends is dividends from the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the appropriate regulatory authorities. Information regarding restrictions on the ability of the Bank to pay dividends to the Company is contained in Note 12 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof. The Company expects that comparable cash dividends will continue to be paid in the future, although no assurance can be given that further dividends will be declared by the Company, or if declared, what the amount of the dividends will be.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 is unaudited and has been derived from the Consolidated Financial Statements of the Company and its subsidiaries, and from records of the Company. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                                                      AS OF DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------

Balance Sheet Data                   2001              2000              1999             1998               1997
--------------------------         --------          --------          --------          --------          --------
Total Assets                       $493,992          $439,320          $392,129          $355,476          $277,959
Investment Securities                53,980            69,208            60,362            66,001            54,690
Gross Loans                         379,104           315,574           290,614           246,668           186,279
Allowance for loan losses             3,794             3,268             2,997             2,517             2,202
Deposits                            415,736           392,427           346,904           325,057           248,822
Stockholders' Equity                 28,672            26,237            28,302            26,568            24,564

                                                                                                     YEAR ENDED DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
Statement of Income Data                                        2001          2000             1999            1998            1997
----------------------------------------------------          ------         ------           ------          ------          ------
Interest income                                               33,717          32,189          27,906          23,706          20,558
Interest expense                                              15,797          14,775          11,299           9,915           7,876
Net interest income                                           17,920          17,414          16,607          13,791          12,682
Provision for loan losses                                      1,124             332             540             360             300
Net interest income after provision for loan losses           16,796          17,082          16,067          13,431          12,382
Non-interest income                                           11,289           7,638           7,167           6,376           5,319
Non-interest expense                                          22,161          18,035          16,741          14,480          12,776
Income tax expense                                             2,030           2,463           2,327           1,886           1,719
Cumulative effect of change in accounting principle,
         net of tax benefit                                       --              --              47              --              --
Net Income                                                     3,894           4,222           4,119           3,441           3,206

Per Share Data (1)
----------------------------------------------------
Book value per share at year end                              $7.27         $6.72         $6.44         $6.04         $5.62
Basic earnings per share                                       0.99          1.02          0.94          0.78          0.74
Diluted earnings per share                                     0.95          0.99          0.91          0.74          0.70
Basic weighted average common equivalent shares
         outstanding                                      3,923,763     4,140,234     4,388,336     4,415,949     4,354,547
Diluted weighted average common equivalent shares
         outstanding                                      4,096,767     4,274,155     4,543,784     4,624,380     4,602,375
Dividends declared                                            $0.43       $0.4225       $0.4125       $0.4025         $0.40

Ratios                                                       2001          2000          1999          1998          1997
------------------------------------------------------       -----        ------        ------        ------        ------
Return on average assets                                      0.82%         1.05%         1.07%         1.10%         1.25%
Return on average equity                                     14.15%        15.54%        15.05%        13.31%        13.52%
Average equity/average assets                                 5.79%         6.74%         7.11%         8.23%         9.22%
Net interest margin                                           4.22%         4.74%         4.78%         4.88%         5.42%
Dividend payout ratio                                        43.32%        41.43%        43.95%        51.65%        54.33%
Non-performing assets/total loans and other real
         estate                                               1.16%         0.80%         0.71%         0.21%         0.15%
Allowance for loan losses/total loans                         1.00%         1.04%         1.03%         1.02%         1.18%
Allowance for loan losses/nonperforming assets               85.62%       129.85%       145.25%       483.28%       806.73%
Non-interest expense/net interest income and
         non-interest income                                 75.87%        71.99%        70.42%        71.80%        70.98%

(1) The stock split in 1997 has been retroactively reflected in the per share data and weighted-average common equivalent and diluted shares outstanding as if they occurred January 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

During 1996, TIB Financial Corp. ("Company") was formed providing for a reorganization whereby TIB Bank of the Keys ("Bank") became a wholly-owned subsidiary of the Company. In 1997, the Bank formed two subsidiaries, the first on June 13, 1997, when the Bank acquired the assets of Small Business Consultants, Inc., a Florida corporation specializing in the government guaranteed loan consulting business. On July 31, 1997, the Bank formed TIB Investment & Insurance Center, Inc. for the purpose of selling investment products to the public. Effective January 14, 2002, the name of this subsidiary was changed to TIB Investment Center, Inc. Prior to December 31, 2001, the Company had a 30% interest in ERAS JV, a joint venture computer software, item processing, and network management company. The Company reduced its ownership percentage to 10% on December 31, 2001, though a partial sale of their ownership interest. ERAS JV currently processes the cash items and provides computer software services for the bank.

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

During 2001, the Company's performance was reflective of the difficult economic and interest rate environment. With the primary industry in the Company's market area being tourism, the economic slowdown, exacerbated by the events of Sept. 11th, and its negative affects on business activity had an impact on financial results. Further, the response to these national economic conditions by the U.S. monetary authorities in cutting the target Federal

Funds rate 11 times in the year drastically reduced short-term interest rates. This caused some compression in net interest margin as liabilities could not continue to be reduced to match the reductions in asset yields.

The low interest rates did contribute to a record year in residential loan production. Fees on residential loans sold at origination more than doubled in 2001 to approximately $1,075,000. Also, $13.3 million of residential loans in the bank's portfolio were securitized and the servicing rights for this group and the $23.2 million that were securitized in December of 2000 were sold resulting in a combined gain of $255,281. The securitization by Freddie Mac adds their guarantee to the underlying assets and therefore increases the liquidity of those assets. Once securitized, the ongoing servicing of these loans are more efficiently done by firms that specialize in this function.

On December 31, 2001, the Company sold two thirds of its 30% interest in ERAS JV, an item processing and software development company based in Miami, Florida. This was an opportunity to realize some of the appreciation of the value of the Company's investment in ERAS and also decrease the future volatility of earnings. Prior to the sale, the 30% interest required the Company to recognize that percentage of ERAS's income or loss on the Company's income statement. At the resulting 10% ownership, the remaining investment in ERAS will be accounted for under the cost method.

The Company's expansion into Southwest Florida began in 2001 with the opening of two new branch facilities. On July 16, 2001, its office on J & C Boulevard in Naples opened and is located in an industrial park and trade center. This facility is targeted to serve the small to midsize commercial customer and houses the commercial lending offices for the area. On December 3rd, a full service retail branch opened in Bonita Springs and is situated in the fast growing area north of Naples in southern Lee County. Currently under construction is the Company's third branch which is located in downtown Naples and is expected to be open in about the third quarter of 2002. Opening new branch facilities is dilutive to earnings in the near term but is important to having the opportunity to achieve sustainable long-term growth.

In July of 2001, the Company participated in its second pooled offering of trust preferred securities in the amount of $5 million. The Company formed TIBFL Statutory Trust II, a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carry a cumulative preferred dividend at a variable rate of 3-month LIBOR plus 358 basis points, equal to the debt securities. The debt securities and the preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital to the extent allowed for regulatory purposes, and the remainder as Tier 2 capital. This transaction allows the Company to continue to grow without the dilutive effects of other capital sources. The additional interest expense incurred is offset by the return generated by the assets this cash is invested in and the leveraging made possible by the additional capital.

PERFORMANCE OVERVIEW

The Company achieved net income of $3.9 million in 2001 representing a $327,956 or a 7.8% decrease from the prior year. Management attributes the results primarily to a lower net interest margin caused by the very low rate environment along with the competitive market in which the Company operates. Also, the required provision for loan losses and net costs of expansion into the Southwest Florida area could not be completely overcome by loan originations and gains recognized on various sales in comparison to the prior years.

Basic earnings per share for 2001 was $0.99 compared to $1.02 in 2000. Basic weighted-average common equivalent shares outstanding in 2001 were 3,923,763 compared to 4,140,234 in 2000. This decrease resulted from the Company stock repurchases in July 2000, which were partially offset by the exercise of stock options.

Diluted earnings per share for 2001 was $0.95 compared to $0.99 in 2000. Diluted weighted-average common equivalent shares outstanding in 2001 were 4,096,767 compared to 4,274,155 in 2000.

Total assets of the Company at December 31, 2001 were $494.0 million compared to $439.3 million at the previous year end, reflecting an increase of 12.4%. Asset growth was funded by an increase in deposits of 5.9%, or $23.3 million in 2001. The Company's total loan volume increased 20.1%, or $63.5 million, to $379.1 million at year end 2001 compared to $315.6 million at December 31, 2000. In 2001, $13.3 million in first mortgage adjustable rate residential loans were securitized by the Bank. The effect of this transaction was to remove this amount from the loan section of the balance sheet and increase the amount in investment securities available for sale.

Net interest income in 2001 increased 2.9%, or $505,896, to $17.9 million from $17.4 million reported in 2000. The Company's interest margin declined from 4.74% to 4.22%. Non-performing assets increased to 1.16% of total loans at December 31, 2001 from 0.80% at year end 2000.

Non-interest income increased $3.7 million to $11.3 million in 2001. The increase in other income is attributed to an increase of $319,000 in merchant bankcard processing income; an increase of $172,000 in service charges on deposit accounts; a $359,000 increase in other income; a $674,000 increase in fees on mortgage loans sold at origination; a $95,000 decrease in commissions on retail investment services; a $1,305,000 increase in commissions on sales by Keys Insurance Agency, Inc. (2001 includes 12 months of operations versus two months in 2000); a $268,000 decrease from equity in income, net of goodwill amortization, from the Company's investment in ERAS Joint Venture; a $173,000 decrease in gain on sale of government guaranteed loans; a $284,000 increase in net security gains; a $255,000 increase in gain on sale of servicing rights, and a $820,000 increase in gain on sale of investment in ERAS Joint Venture.

The Company experienced an increase in non-interest expenses of $4.1 million in 2001, or 22.9 % over 2000. The increased expenses primarily related to the expansions costs associated with the entrance into the Southwest Florida market, a full year of operations in 2001 of Keys Insurance Agency and of the branches acquired from Republic Security in the year 2000.

RESULTS OF OPERATIONS

The following table summarizes the balance sheet and results of operations including selected financial performance ratios of the Company for the three years ended December 31:

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA                                                  AS OF DECEMBER 31,
-------------------------------------------                        --------------------------------------------
Balance Sheet Data                                                   2001              2000              1999
-------------------------------------------                        --------          --------          --------
Total Assets                                                         $493,992          $439,320          $392,129
Investment Securities                                                  53,980            69,208            60,362
Gross Loans                                                           379,104           315,574           290,614
Allowance for loan losses                                               3,794             3,268             2,997
Deposits                                                              415,736           392,427           346,904
Stockholders' Equity                                                   28,672            26,237            28,302

                                                                                           YEAR ENDED DECEMBER 31,
---------------------------                                           ----------- --------------------------------
Statement of Income Data                                                2001             2000             1999
---------------------------                                           --------          --------          --------
Interest income                                                       $ 33,717          $ 32,189          $ 27,906
Interest expense                                                        15,797            14,775            11,299
Net interest income                                                     17,920            17,414            16,607
Provision for loan losses                                                1,124               332               540
Net interest income after provision for loan losses                     16,796            17,082            16,067
Non-interest income                                                     11,289             7,638             7,167
Non-interest expense                                                    22,161            18,035            16,741
Income tax expense                                                       2,030             2,463             2,327
Cumulative effect of change in accounting principle,
         net of tax benefit                                                 --                --                47
Net Income                                                               3,894             4,222             4,119

Per Share Data (1)
------------------------------------------------
Book value per share at year end                                   $      7.27       $      6.72       $      6.44
Basic earnings per share                                                  0.99              1.02              0.94
Diluted earnings per share                                                0.95              0.99              0.91
Basic weighted average common equivalent shares
         outstanding                                                 3,923,763         4,140,234         4,388,336
Diluted weighted average common equivalent shares
         outstanding                                                 4,096,767         4,274,155         4,543,784
Dividends declared                                                 $      0.43       $    0.4225       $    0.4125


                                                                                                      YEAR ENDED DECEMBER 31,
-----------------------------------------------                             -------------------------------------------------
Ratios (1)                                                                   2001                  2000                 1999
-----------------------------------------------                             -----                 -----                ------
Return on average assets                                                     0.82%                 1.05%                 1.07%
Return on average equity                                                    14.15%                15.54%                15.05%
Average equity/average assets                                                5.79%                 6.74%                 7.11%
Net interest margin                                                          4.22%                 4.74%                 4.78%
Dividend payout ratio                                                       43.32%                41.43%                43.95%
Non-performing assets/total loans and other real
         estate                                                              1.16%                 0.80%                 0.71%
Allowance for loan losses/total loans                                        1.00%                 1.04%                 1.03%
Non-interest expense/net interest income and
         non-interest income                                                75.87%                71.99%                70.42%

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


2001 compared with 2000
The prime rate as published in the Wall Street Journal began 2001 at 9.5% and by December it had declined to 4.75% due to declines in the Federal Funds Rate which were matched by all the major banks in this key lending rate. The majority of the Bank's loans are indexed to the Prime Rate and most of those reset within every six months. Therefore 2001 resulted in decreasing yields in the loan portfolio which were not entirely matched by decreased funding costs. The average yield on interest earning assets declined 82 basis points in 2001 to 7.91% from 8.73% in 2000. The average cost of interest bearing deposits declined from 4.87% in 2000 to 4.12% in 2001 or 75 basis points and the rate of all interest-bearing liabilities decreased 63 basis points, from 5.01% in 2000 to 4.38% in 2001. Net interest margin decreased from 4.74% in 2000 to 4.22% in 2001.

2000 compared with 1999
The prime rate began 2000 at 8.5% and by June it had risen to 9.5% due to changes in the Federal Funds Rate which were matched by all the major banks. Therefore, 2000 resulted in increasing yields in the loan portfolio which were offset by increased funding costs. The average yield on interest earning assets rose 73 basis points in

2000 to 8.73% from 8.00% in 1999. The average cost of interest bearing deposits rose from 4.05% in 1999 to 4.87% in 2000 or 82 basis points. However, the interest cost resulting from the note given in exchange for the stock repurchase and the interest cost from the issuance of trust preferred securities increased the rate of all interest-bearing liabilities so that the interest rate spread decreased 22 basis points, from 3.94% in 1999 to 3.72% in 2000. A small decrease in nonearning assets and a small increase in non-interest bearing liabilities helped to keep the decrease in net interest margin to only 4 basis points, from 4.78% in 1999 to 4.74% in 2000.

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of assets; the average balances, interest expense and average rate by major categories of liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and stockholders' equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 2001, 2000 and 1999.

AVERAGE BALANCE SHEETS
                                                2001                             2000                         1999
                                  -------------------------------    --------------------------    -------------------------
                                   AVERAGE     INCOME/     YIELDS     AVERAGE   INCOME/  YIELDS     AVERAGE  INCOME/  YIELDS
(Dollars in thousands)            BALANCES     EXPENSE     RATES     BALANCES   EXPENSE   RATES    BALANCES  EXPENSE  RATES
                                  --------     -------     ------    --------   -------  ------    --------  -------  ------
ASSETS
   Interest-earning assets:
      Loans(1)(2)                 $348,128      29,112      8.36%    $307,511   28,394     9.23%   $264,124   22,926   8.68%
      Investment securities -
        taxable                     55,021       3,463      6.29%      49,494    3,015     6.09%     62,321    3,741   6.00%
      Investment securities -
        tax exempt(2)                5,739         421      7.34%       6,380      486     7.61%      7,044      562   7.98%
      Interest bearing deposits
         in other banks                112           3      2.72%          63        4     6.26%      6,494      316   4.86%
     Federal funds sold             19,630         895      4.56%       7,275      456     6.27%     11,420      552   4.84%
                                  --------     -------               --------   ------             --------   ------
Total interest-earning assets      428,630      33,894      7.91%     370,723   32,355     8.73%    351,403   28,097   8.00%
                                  --------     -------               --------   ------             --------   ------

Non-interest-earning assets:
   Cash and due from banks          12,284                             12,948                        14,925
   Investment in ERAS                  885                                995                           809
   Premises and equipment, net      16,533                             14,176                        13,105
   Allowances for loan losses       (3,274)                            (3,243)                       (2,751)
   Other assets                     20,602                              7,705                         7,321
                                  --------                           --------                      --------
Total non-interest earning
assets                              47,030                             32,581                        33,409
                                  --------                           --------                      --------
Total assets                      $475,660                           $403,304                      $384,812
                                  ========                           ========                      ========
LIABILITIES &
STOCKHOLDERS' EQUITY
   Interest-bearing liabilities:
     Interest bearing deposits:
     NOW accounts                   42,461         505      1.19%    $ 34,814      508     1.46%   $ 35,247      436   1.24%
     Money market                  128,056       4,679      3.65%     112,519    5,957     5.29%    123,506    5,149   4.17%
     Savings deposits               24,619         443      1.80%      22,719      524     2.31%     25,893      610   2.36%
     Other time deposits           143,230       8,298      5.79%     116,107    6,938     5.98%     91,666    4,983   5.44%
                                  --------     -------               --------   ------             --------   ------
Total interest-bearing deposits    338,366      13,925      4.12%     286,159   13,927     4.87%    276,312   11,178   4.05%

   Other interest-bearing
    liabilities:
   Other borrowings                     --          --        --          114       14    12.25%        422       37   8.68%
   Notes payable                     5,250         694     13.22%       2,639      350    13.25%         --       --     --
   Short-term borrowings and         6,565         175      2.67%       3,306      213     6.45%      1,685       84   4.99%
    FHLB advances
Trust preferred securities          10,820       1,003      9.27%       2,536      272    10.71%
                                  --------     -------               --------   ------             --------   ------
Total interest-bearing             361,001      15,797      4.38%     294,754   14,776     5.01%    278,419   11,299   4.06%
  liabilities                     --------     -------               --------   ------             --------   ------



Non-interest bearing liabilities
  and stockholders' equity:
   Demand deposits                  80,382                             76,089                        74,806
   Other liabilities                 6,748                              5,298                         4,223
   Stockholders' equity             27,529                             27,163                        27,364
                                  --------                            -------                      ---------
Total non-interest bearing
    liabilities and
    stockholders' equity           114,659                            108,550                       106,393
                                  --------                           --------                      --------
Total liabilities and
    stockholders' equity          $475,660                           $403,304                      $384,812
                                  ========                           ========                      ========
Interest rate spread                                        3.53%                          3.72%                       3.94%
                                                           =====                          =====                        ====
Net interest income                            $18,097                         $17,579                       $16,798
                                               =======                         =======                       =======
Net interest margin(3)                                      4.22%                          4.74%                       4.78%
                                                           =====                          =====                        ====

(1) Average loans include non-performing loans. Interest on loans includes loan fees of $56,343 in 2001, $58,494 in 2000, and $140,590 in 1999.
(2) Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

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

                                              2001 compared to 2000(1)                 2000 compared to 1999(1)
                                                 Due to changes in                        Due to changes in
                                          ------------------------------------   ------------------------------------
(In thousands)                                                         Net                                    Net
                                           Average      Average     Increase       Average     Average     Increase
INTEREST INCOME                            Volume        Rate       (Decrease)     Volume       Rate       (Decrease)
                                          ---------    ---------    ----------   ---------    ---------    ----------
Loans(2)                                  $    3,541    $  (2,823)   $     718    $   3,946    $   1,522    $   5,468
Investment Securities(2)                         314           69          383         (844)          42         (802)
Interest bearing deposits in
         other banks                               2           (3)          (1)        (383)          71         (312)
Federal Funds sold                               592         (153)         439         (233)         137          (96)

                                           ---------    ---------    ---------    ---------    ---------    ---------
Total interest income                          4,449       (2,910)       1,539        2,486        1,772        4,258
                                           ---------    ---------    ---------    ---------    ---------    ---------

INTEREST EXPENSE

NOW Accounts                                     101         (104)          (3)          (5)          77           72
Money Market                                     743       (2,021)      (1,278)        (487)       1,295          808
Savings deposits                                  42         (123)         (81)         (73)         (13)         (86)
Other time deposits                            1,586         (226)       1,360        1,425          530        1,955
Other borrowings                                  (7)          (7)         (14)         (34)          11          (23)
Notes payable                                    345           (1)         344          350           --          350
Trust preferred securities                       773          (42)         731          272           --          272
Short-term borrowings                            133         (171)         (38)          99           30          129

                                           ---------    ---------    ---------    ---------    ---------    ---------
Total interest expense                         3,716       (2,695)       1,021        1,547        1,930        3,477
                                           ---------    ---------    ---------    ---------    ---------    ---------

Change in net interest income              $     733    $    (215)   $     518    $     939    $    (158)   $     781
                                           =========    =========    =========    =========    =========    =========

(1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.
(2) Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

NON-INTEREST INCOME

The following table presents the principal components of non-interest income for the years ended December 31:

(In thousands)                                                          2001              2000            1999
------------------------------------------------------                --------           ------          ------
Credit card processing income                                         $  4,010           $3,691          $2,828
Insurance agency sales commissions                                       1,458              154              --
Gross gains on sales of government guaranteed loans                         97              270             704
Fees on mortgage loans sold at origination                               1,075              400             339
Equity in income (loss), net of goodwill amortization,
         from investment in ERAS Joint Venture                            (235)              32             179
Servicing income                                                           179              116             106
Service charge income                                                    2,225            2,054           1,951
Gain on sale of insurance company option                                    --               --             312
Gain on sale of investment in ERAS Joint Venture                           820               --              --
Gain on sale of mortgage servicing rights                                  255               --              --
Net gains on sales of investment securities                                284               --               1
Retail investment services income                                          177              272             230
Debit card income                                                          278              222             172
Net earnings on bank owned life insurance policies                         144               --              --
Other                                                                      522              427             345
                                                                      --------           ------          ------
Total non-interest income                                             $ 11,289           $7,638          $7,167
                                                                      ========           ======          ======

Over the past three years, the Company has increased non-interest income from $7.2 million to $11.3 million. The 2001 growth in non-interest income of $3.6 million over 2000 was generated from various sources. On December 31, 2001 the Company sold two thirds of its 30% interest in ERAS JV, an item processing and software development company based in Miami, Florida. This was an opportunity to realize some of the appreciation of the value of the Company's investment in ERAS and also decrease the future volatility of earnings. The sale resulted in a pretax gain of approximately $820,000 that was recorded in 2001. Prior to the sale, the 30% interest required the Company to recognize that percentage of ERAS's income or loss on the Company's income statement. A net loss of $235,000 from ERAS's operations was recorded in 2001, as compared to $32,000 in net income in 2000. At the resulting 10% ownership, the remaining investment in ERAS will be accounted for under the cost method in 2002. Low interest rates contributed to a record year in residential loan production. The bank generates both fixed and variable rate residential loans. Most of the adjustable rate loans are placed in the bank's portfolio, and the majority of the fixed rate residential loans are sold immediately to the secondary market. Fees on residential loans sold at origination increased $675,000 from $400,000 in 2000 to $1,075,000 in 2001. In addition, $13.3 million of residential loans in the bank's portfolio were securitized and the servicing rights for this group and the $23.2 million that were securitized in December of 2000 were sold resulting in a combined gain of approximately $255,000 in 2001. This represents the first year that the bank has sold servicing rights. The continuing expansion of the merchant credit card processing business also contributed to the overall increase in non interest income. Credit card processing income rose $319,000 in 2001 to approximately $4.0 million. There was also a $284,000 net gain on sales and calls of investment securities recorded in 2001 as compared to $0 in 2000. Insurance agency sales commissions increased $1.3 million over the prior year due to the fact that the agency had a full year of operations in the year 2001, as compared to only two months in the year 2000.

Non interest income increased $471,000 from 1999 to 2000. As to this increase, $863,000 was generated from the continuing expansion of the merchant credit card processing business and $154,000 was from the commission income generated during the last two months in 2000 in which the Company owned Keys Insurance Agency. These increases were offset in part by a decrease in gains on sales of government guaranteed loans totaling $434,000. This decrease was due to several factors including low premiums being offered for certain types of loans due to high historical prepayment rates. Also, the insurance company option sold in 1999 generated a gain of $312,000. This was a one time event and therefore was not repeated in 2000.

NON-INTEREST EXPENSES

The following table represents the principal components of non-interest expenses for the years ended December 31:

(In thousands)                                                          2001              2000             1999
-----------------------------------------                             --------          --------          --------
Salary and employee benefits                                          $  9,718          $  7,854          $  7,592
Net occupancy expense                                                    3,489             2,718             2,634
Merchant bank card expenses                                              3,043             2,746             2,085
Accounting, legal, and other professional                                  735               587               483
Computer services                                                        1,537             1,422             1,395
Postage, courier and armored car                                           516               456               421
Marketing and community relations                                          780               565               458
Operating supplies                                                         518               390               426
Directors' fees                                                            167               169               160
FDIC and state assessments                                                 161               147               109
Charge-off of unamortized leasehold
         improvements                                                       58                --               134
Amortization of intangibles                                                539               207               177
Other operating expenses                                                   899               774               667
                                                                      --------          --------          --------
Total non-interest expenses                                           $ 22,160          $ 18,035          $ 16,741
                                                                      ========          ========          ========


The Company experienced an increase in non-interest expenses of $4.1 million in 2001, or 22.9% over 2000. Approximately $1.3 million of this increase is directly attributable to the operations of Keys Insurance Agency (KIA). KIA had a full year of operations in 2001, compared to only two months of operations in 2000. Salaries and benefits of the bank increased approximately $1.0 million from 2000 to 2001. Over the past three years, the Bank has opened additional locations and hired appropriate additional personnel to build an infrastructure which will enhance the Bank's customer service and facilitate growth. At December 31, 2001, the bank had 220 full time employees and 15 part time employees, compared to 193 full time employees and 13 part time employees at December 31, 2000. Net occupancy expense increased approximately $771,000 from 2000 to 2001. Approximately $207,000 of this amount is attributable to the operations of KIA as discussed above. The remaining increase is at the bank level and is caused by the increase in the number of facilities. Two branches were opened in the Southwest Florida market in 2001 which added to the overall occupancy costs. The year 2001 also had a full year of occupancy costs relating to the two bank branches acquired from Republic Security Bank in mid December 2000. One branch was a stand alone facility and the other was an in store branch in an Albertson's market. Albertson's subsequently closed its store during the fourth quarter of 2001, and the branch was closed. This resulted in the write off of approximately $58,000 in unamortized leasehold improvements. Merchant bank card expenses increased approximately $297,000 over the prior year, and was more than offset by income derived from this activity. Amortization of intangibles increased $332,000 over the prior year. This is a result of $233,000 in core deposit intangible amortization recorded in 2001 associated with the Republic Security Bank branches acquired, and a full year of KIA goodwill amortization recorded in 2001 that accounted for $98,000 of the increase.

Non interest expenses increased $1.3 million from 1999 to 2000. Of this increase, $661,000 of this increase related to the cost involved to process merchant credit cards and was more than offset by the income derived from this activity. Some of the salary and benefit increase, $134,000, was due to the two months which the Company owned Keys Insurance Agency at the end of 2000.


PROVISION FOR INCOME TAXES

The provision for income taxes includes federal and state income taxes. The effective income tax rates for the years ended December 31, 2001, 2000, and 1999 were 34.3%, 36.8%, and 35.8%, respectively. The fluctuations in effective tax rates reflect the effect of the differences in deductibility of certain income and expenses. The decrease in the effective tax rate from 2000 to 2001 is due in part to an $87,500 state tax credit resulting from a charitable contribution in 2001. In addition, bank owned life insurance policies purchased in 2001 and December 2000 generate income not subject to federal and state income taxes.

LOAN PORTFOLIO

Prior to the Company's entrance into the Southwest Florida market in 2001, the Company's primary locations were in the Florida Keys (Monroe County) and south Miami-Dade County. This region's primary industry is tourism. Commercial loan demand therefore is primarily for resort, hotel, restaurant, marina and related real estate secured property loans. The Company serves this market by offering long-term adjustable rate financing to the owners of these types of properties for acquisition and improvements thereon. These loans are often $1 million or larger and are prospects for government guarantee programs or traditional participation agreements. The nature of government programs such as the Small Business Administration is generally geared toward long term adjustable rate financing. As the Company's business expands in Southwest Florida, the Company believes the loan portfolio will benefit from this geographic diversification which will provide and also broaden the types of lending the Company has typically originated previously.

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

Loans are expected to produce higher yields than investment securities and other interest earning assets (assuming that credit losses are not excessive). Thus the absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. Net loans outstanding increased to $375.2 million at year end 2001 as compared to $311.8 million at year end 2000, an increase of 20.3%. Of this amount, real estate mortgage loans increased 20.8% from $254.9 million to $307.8 million. Commercial real estate mortgage loans accounted for much of this increase, growing from $170.3 million to $233.0 million at the respective year ends. The Company maintains a posture of originating commercial loans with rates that fluctuate with the prime lending rate and residential loans with rates that fluctuate with the one year treasury index. At December 31, 2000, 82.0% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition of the Company's loan portfolio at December 31:

(Dollars in thousands)                         2001               2000               1999               1998               1997
                                             --------           --------           --------           --------           --------
Real estate mortgage loans:
       Commercial                            $233,026           $170,285           $150,371           $139,000           $109,096
       Residential                             68,373             76,980             82,786             62,544             42,599
       Construction                             6,434              7,619              9,182              5,960             10,011
Commercial loans                               46,927             38,762             32,359             25,354             14,878
Consumer loans                                  9,637              9,115              6,569              5,560              3,985
Home equity loans                              14,707             12,813              9,347              8,250              5,710
Less:  unearned income                           (157)              (488)              (733)              (370)              (533)
Less:  allowance for loan losses               (3,794)            (3,268)            (2,997)            (2,517)            (2,202)
                                             --------           --------           --------           --------           --------
Net loans                                    $375,153           $311,818           $286,884           $243,781           $183,544
                                             ========           ========           ========           ========           ========

The maturity distribution of the Company's loan portfolio at December 31, 2001 was as follows:

                                                                                   Loans maturing
                                                           -------------------------------------------------------------
                                                             Within          1 to 5           After 5
(Dollars in thousands)                                       1 Year           Years            Years              Total
                                                            -------          -------          --------          --------
Real estate mortgage loans:
       Commercial                                            16,614           16,503           199,909          $233,026
       Residential                                            1,000              731            66,642            68,373
       Construction (a)                                         595              667             5,172             6,434
Commercial loans                                             21,320           17,835             7,772            46,927
Consumer loans                                                  714            5,479             3,444             9,637
Home equity loans                                             1,363            1,219            12,125            14,707
                                                            -------          -------          --------          --------
Total Loans                                                 $41,606          $42,434          $295,064          $379,104
                                                            =======          =======          ========          ========

(a) $5,114 of this amount relates to residential real estate construction loans that have been approved for permanent financing but are still under construction. The remaining amount relates to commercial real estate construction loans.

                                                                                  Loans maturing
                                                            ------------------------------------------------------------
                                                            Within           1 to 5           After 5
(Dollars in thousands)                                      1 Year            Years            Years             Total
                                                            -------          -------          --------          --------
Loans with:
Predetermined interest rates                                $12,842          $21,010          $ 34,393          $ 68,245
Floating or adjustable rates                                 28,764           21,424           260,671           310,859
                                                            -------          -------          --------          --------
Total Loans                                                 $41,606          $42,434          $295,064          $379,104
                                                            =======          =======          ========          ========

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. At December 31, 2001 and 2000, the allowance for loan losses amounted to $3,793,842 and $3,267,873, respectively.


The Company's process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loans of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result of these analyses is the allocation of specific allowances for individual loans considered impaired as well as certain non-impaired loans.

The loan pool analyses are performed on the balance of the Company's loan portfolio, primarily consisting of one- to four-family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are Company-originated, residential loans; purchased fixed-rate residential loans; residential second mortgage loans; residential construction loans; and others. For each pool, the Company has developed a range of allowances necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors, including the risk characteristics of the pool, actual loss experience, probable loss considering current economic conditions, industry norms and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each pool. Management evaluates the allowance for loan losses on a quarterly basis.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio. The Company's provision for loan losses was $1,124,000, $332,000, and $540,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in the provision for loan losses in 2001 was a result of providing for potential losses inherent in the portfolio based on the current environment and certain amounts needed to replenish the allowance as a result of significant charge offs. In particular, there was approximately $493,000 charged off in 2001 that was attributable to the nonguaranteed portion of two loans made to one particular out of market customer.

The allowance for loan losses represented 1.00% of total loans at December 31, 2001 compared to 1.04% and 1.03% at year end 2000 and 1999, respectively. Management considers the year end allowance adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Transactions in the allowance for loan losses are summarized for the years ended December 31,

(In thousands)                                            2001             2000             1999             1998             1997
                                                         ------           ------           ------           ------           ------
Analysis of allowance for loan losses:

   Balance at beginning of year                          $3,268           $2,997           $2,517           $2,202           $1,930

Charge-offs:
     Real estate mortgage loans:
         Commercial                                         372               --               30               --               --
         Residential                                         21               --               --               14               --
         Construction                                        --               --               --               --               --
     Commercial loans                                       200               27                5               14               --
     Consumer loans                                          30               27               41               54               40
     Home equity loans                                       --                7               32               --               --
                                                         ------           ------           ------           ------           ------
     Total charge-offs                                      623               61              108               82               40
                                                         ------           ------           ------           ------           ------

Recoveries:
     Real estate mortgage loans:
         Commercial                                          --               --               --               --               --
         Residential                                         10               --               --               --               --
         Construction                                        --               --               --               --               --
     Commercial loans                                         4               --               --                3               --
     Consumer loans                                          11               --               48               34               12
     Home equity loans                                       --               --               --               --               --
                                                         ------           ------           ------           ------           ------
     Total recoveries                                        25                0               48               37               12
                                                         ------           ------           ------           ------           ------

     Net charge-offs                                        598               61               60               45               28
                                                         ------           ------           ------           ------           ------

Provision for loan losses                                 1,124              332              540              360              300
                                                         ------           ------           ------           ------           ------

Allowance for loan losses at end of year                 $3,794           $3,268           $2,997           $2,517           $2,202
                                                         ======           ======           ======           ======           ======

Ratio of net charge-offs to average
   net loans outstanding                                   0.17%            0.02%            0.02%            0.02%            0.02%
                                                         ======           ======           ======           ======           ======

The following table represents management's best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of December 31. Due to the ongoing evaluation and changes in the basis for the allowance for loan losses, actual future charge offs will not necessarily follow the allocations described below.


(In thousands)                        2001                2000                1999                1998                1997
--------------                 ------------------  ------------------  ------------------  ------------------  ------------------
                               Allowance   % of    Allowance   % of    Allowance   % of    Allowance   % of    Allowance   % of
                                   $       Loans       $       Loans       $       Loans       $       Loans       $       Loans
                               ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  -------

Real estate mortgage loans:
     Commercial                   2,120      55.9     1,778      54.0     1,700      51.7     1,567      56.3     1,435      58.5
     Residential                    183       4.8       706      24.4       685      28.5       463      25.4       400      22.9
     Construction                    26        .7        43       2.4        --       3.2        --       2.4        --       5.4
Commercial loans                    917      24.2       414      12.3       366      11.1       286      10.3       196       8.0
Consumer loans                      170       4.5       137       2.9       103       2.3        83       2.3        69       2.1
Home equity loans                   259       6.8       190       4.0       143       3.2       118       3.3       102       3.1
Unfunded commitments                119       3.1
                                -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                  3,794       100%    3,268       100%    2,997       100%    2,517       100%    2,202       100%
                                =======   =======   =======   =======   =======   =======   =======   =======   =======   =======


NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, and other real estate. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due.

Non-performing assets for the five years ended December 31, were:


(Dollars in thousands)                                    2001           2000           1999          1998         1997
----------------------                                  --------       --------       --------       ------       ------
Loans 90 days past due (a)                              $     --       $  2,014       $  1,993       $   --       $   --
Loans on nonaccrual                                        1,590            503             70          521          273
Other real estate owned                                      550             --             --           --           --
Other assets (b)                                           2,290             --             --           --           --
                                                        --------       --------       --------       ------       ------
Total non-performing assets                             $  4,430       $  2,517       $  2,063       $  521       $  273
                                                        ========       ========       ========       ======       ======
Percentage of nonperforming assets to total
         loans *                                            1.16%          0.80%          0.71%        0.21%        0.15%


*        Total loans for 2001 includes other real estate owned and other assets.

For the year 2001, interest income that would have been recorded on non-performing assets if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $270,000. The amount of interest income on these loans that was included in net income for the period was approximately $124,000.

(a) Loans 90 days past due exclude loans on nonaccrual that are reported separately. The amounts reported 90 days past due in 2000 and 1999 relate to one specific loan that is discussed in (b) below.

(b) The Bank has made a loan originally totaling $10,000,000 to construct a lumber mill in northern Florida. Of this amount, $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan is collateralized by the business owner's interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At December 31, 2000, the loan was past due greater than 90 days but was still maintained as an accruing loan because of the USDA guarantee and collateral value. During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. In addition, the Bank has capitalized approximately $404,000 for liquidation costs and protective advances, which the

Bank expects to be fully reimbursed for by the USDA. The non guaranteed principal and interest ($1,886,000) and the capitalized costs totaling $404,000 are included as "other assets" in the table above. The portion of this loan guaranteed by the USDA was approximately $1,641,000 at December 31, 2001 and is accruing interest. Management believes the value of all assets pledged as collateral for this loan exceeds the unpaid amount.


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

Major sources of increases in cash and cash equivalents are as follows for the three years ending December 31:


                                                             2001                 2000                 1999
                                                        --------------       --------------       --------------
(Used) provided by operating activities                 $   (1,091,084)      $    3,856,606       $    7,444,510
Used by investing activities                               (52,570,477)         (20,232,203)         (41,369,121)
Provided by financing activities                            51,365,976           17,776,719           31,387,248
                                                        --------------       --------------       --------------
Net increase (decrease) in cash and cash
         equivalents                                    $   (2,295,585)      $    1,401,122       $   (2,537,363)
                                                        ==============       ==============       ==============


The Bank has a $7.5 million line of credit from its principal correspondent and a repurchase agreement with another financial institution which allows borrowing up to 95% of the market valuation of securities pledged for this purpose. The majority of the Company's unpledged securities that have a book value of approximately $37.0 million at December 31, 2001, could be used as collateral for this agreement. Further, the Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14% of the Bank's total assets as reported on the most recent quarterly financial information submitted to the Bank's regulators. The credit availability from the Federal Home Loan Bank approximated $68.8 million at December 31, 2001 under which $25 million was outstanding. Borrowings against this line of credit are collateralized by the Bank's one-to-four family residential mortgage loans.

Scheduled maturities and paydowns of loans and investment securities are a continual source of liquidity. Also, many adjustable rate residential real estate loans originated are salable in the secondary mortgage market at par or better and therefore provide a secondary source for liquidity.

At December 31, 2001, the Bank's gross loan to deposit ratio was 91.2% compared to a ratio of 80.4% at December 31, 2000. Management monitors and assesses the adequacy of the Company's liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to the Company without prior regulatory approval at December 31, 2001 is approximately $7,143,000. These dividends represent the Company's primary source of liquidity.

The Company's interest rate sensitivity position at December 31, 2001 is presented in the table below.


                                               3 months         4 to 6        7 to 12        1 to 5       Over 5
(Dollars in thousands)                          or less         Months         Months         years        Years        Total
----------------------                        -----------     ----------     ----------     ---------    ---------    ----------
Interest-earning assets:
Loans                                         $   178,667     $   31,858     $   31,465     $  81,088    $  56,026    $  379,104
Investment securities-taxable                         254             --          7,271         5,374       35,249        48,148
Investment securities-tax exempt                      230             --             --           799        4,803         5,832
Federal funds sold                                     --             --             --            --           --            --
Interest bearing deposit in other bank                445             --             --            --           --           445
Note receivable                                        --             --            264            --           --           264
                                              -----------     ----------     ----------     ---------    ---------    ----------
Total interest-bearing assets                     179,596         31,858         39,000        87,261       96,078       433,793
                                              -----------     ----------     ----------     ---------    ---------    ----------

Interest-bearing liabilities:
NOW accounts (A)                                   18,780             --             --            --       28,171        46,951
Money Market                                      128,791             --             --            --           --       128,791
Savings Deposits (B)                                   --             --         26,132            --           --        26,132
Other time deposits                                43,024         25,804         34,821        28,092           10       131,751
Notes payable                                          --             --             --            --        5,250         5,250
Trust preferred securities                          5,000             --             --            --        8,000        13,000
Other borrowings                                   25,734             --             --            --           --        25,734
                                              -----------     ----------     ----------     ---------    ---------    ----------
Total interest-bearing liabilities                221,329         25,804         60,953        28,092       41,431       377,609
                                              -----------     ----------     ----------     ---------    ---------    ----------

Interest sensitivity gap                      $   (41,733)    $    6,054     $  (21,953)    $  59,169    $  54,647    $   56,184
                                              ===========     ==========     ==========     =========    =========    ==========

Cumulative interest sensitivity gap           $   (41,733)    $  (35,679)    $  (57,632)    $   1,537    $  56,184    $   56,184
                                              ===========     ==========     ==========     =========    =========    ==========

Cumulative sensitivity ratio                         (9.6)%         (8.2)%        (13.3)%         0.4%        13.0%         13.0%
                                              ===========     ==========     ==========     =========    =========    ==========



(A) 40% of outstanding balance considered repriceable immediately and 60% repriceable in the furthest time period.

(B)      Savings Deposits considered repriceable in the one year time horizon.


The Company is cumulatively asset sensitive in the over 5 years time frame and cumulatively liability sensitive in each of the 3 month or less, 4 to 6 months, and 7 to 12 month timeframes. In the 1 to 5 year range, the Company is very close to neutral in cumulative rate sensitivity. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, the Company believes to include the entire balance of these liability accounts in the earliest repricing period would be unrealistic. To compensate for changes in general market interest rates that will not be fully reflected in changes in NOW rates, only 40% of NOW balances is included as immediately rate sensitive based on the Company's own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the Company's repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should eventually decrease, the net interest margin should decrease. Conversely, if rates increase the net interest margin would over time increase.

Even in the near term, the $57,632 one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Second, a static gap model does not factor the effects of growing volumes which would likely include greater additional rate sensitive assets than rate sensitive liabilities.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company's policy to maintain its cumulative one year gap ratio in the -20% to +10% range. At December 31, 2001, the Company was within this range with a one year cumulative sensitivity ratio of -13.3%.

INVESTMENT PORTFOLIO

Contractual maturities of investment securities (amortized cost) at December 31, 2001 are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.


                                                           After 1 Year        After 5 Years                           Mortgage
                                       Within 1 Year      Within 5 Years      Within 10 Years      After 10 Years       Backed
                                     ----------------    ----------------    -----------------    -----------------    ---------
(Dollars in thousands)                Amount    Yield     Amount    Yield     Amount     Yield     Amount     Yield     Amount
----------------------               --------   -----    --------   -----    ---------   -----    ---------   -----    ---------
Securities Held to Maturity:
   U.S. Treasury Securities          $    100    5.50%         --      --    $     106    4.95%          --      --           --
   U.S. Gov't Sponsored Agencies           --      --          --      --       16,674    6.00%          --      --           --
   Other                                   --      --          --      --           --      --    $   1,626    5.77%          --
                                     --------   -----    --------   -----    ---------   -----    ---------   -----    ---------
        Total held to maturity       $    100    5.50%         --      --    $  16,780    5.99%   $   1,626    5.77%          --
                                     --------   -----    --------   -----    ---------   -----    ---------   -----    ---------

Securities Available for sale:
   U.S. Treasury Securities             3,017    5.07%         --      --           --      --           --      --           --
   U.S. Gov't Sponsored Agencies           --      --          --      --          106    5.69%          --      --           --
   States and municipals - tax
         exempt(A)                         --      --       1,000    8.17%       3,111    6.88%       1,632    7.45%          --
   States and municipals - taxable         --      --          --      --          575    7.30%       4,442    6.15%          --
   Corporate bonds                         --      --          --      --           --      --        3,173    8.26%          --
   Mortgage Backed Securities              --      --          --      --           --      --           --      --       18,360
                                     --------   -----    --------   -----    ---------   -----    ---------   -----    ---------
        Total available for sale     $  3,017    5.07%   $  1,000    8.17%   $   3,792    6.91%   $   9,247    7.10%   $  18,360
                                     --------   -----    --------   -----    ---------   -----    ---------   -----    ---------

Total                                $  3,117    5.08%   $  1,000    8.17%   $  20,572    6.16%   $  10,873    6.90%   $  18,360
                                     ========   =====    ========   =====    =========   =====    =========   =====    =========



Yield by classification of investment securities at December 31, 2001 (amortized cost) was as follows:


(Dollars in thousands)                                     Yield           Totals
----------------------                                    -------        ---------
Securities Held to Maturity:
     U.S. Treasury Securities                               5.22%        $     206
     U.S. Gov't Sponsored Agencies                          6.00%           16,674
     Other (B)                                              5.77%            1,626
                                                          ------         ---------
          Total held to maturity                            5.97%           18,506
                                                          ------         ---------

Securities Available for Sale:
     U.S. Treasury Securities                               5.07%            3,017
     U.S. Gov't Sponsored Agencies                          5.69%              106
     States and municipals - tax exempt (A)                 7.27%            5,743
     States and municipals - taxable                        6.29%            5,017
     Corporate bonds                                        8.26%            3,173
     Mortgaged Backed Securities                            6.78%           18,360
                                                          ------         ---------
          Total available for sale                          6.77%           35,416
                                                          ------         ---------

Total                                                       6.50%        $  53,922
                                                          ======         =========



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

The following table presents the amortized cost, market value, unrealized gains, and unrealized losses for the major categories of the Company's investment portfolio for each reported period:


(Dollars in thousands)

Held to Maturity  - December 31, 2001
                                                        Amortized      Unrealized      Unrealized         Fair
                                                          Cost            Gains          Losses           Value
                                                        ---------      ----------      ----------       ---------
U.S. Treasury Securities                                $     206        $    4        $      --        $     210
U.S. Government agencies and corporations                  16,674           298               --           16,972
Other investments                                           1,626            --               --            1,626
                                                        ---------        ------        ---------        ---------
                                                        $  18,506        $  302        $      --        $  18,808
                                                        =========        ======        =========        =========


Available for Sale - December 31, 2001

                                                        Amortized      Unrealized      Unrealized         Fair
                                                          Cost            Gains          Losses           Value
                                                        ---------      ----------      ----------       ---------
U.S. Treasury Securities                                $   3,017        $   72        $      --        $   3,089
U.S. Government agencies and corporations                     106             1               --              107
States and political subdivisions-tax exempt                5,743            90                1            5,832
States and political subdivisions-taxable                   5,017            49              269            4,797
Corporate bonds                                             3,173            37               --            3,210
Mortgage-backed securities                                 18,360            84                5           18,439
                                                        ---------        ------        ---------        ---------
                                                        $  35,416        $  333        $     275        $  35,474
                                                        =========        ======        =========        =========


Held to Maturity  - December 31, 2000

                                                        Amortized      Unrealized      Unrealized         Fair
                                                          Cost            Gains          Losses           Value
                                                        ---------      ----------      ----------       ---------
U.S. Treasury Securities                                $     101        $   --        $      --        $     101
U.S. Government agencies and corporations                  33,164            --              661           32,503
Other investments                                           1,189            --               --            1,189
                                                        ---------        ------        ---------        ---------
                                                        $  34,454        $   --        $     661        $  33,793
                                                        =========        ======        =========        =========

Available for Sale - December 31, 2000

                                                        Amortized      Unrealized      Unrealized         Fair
                                                          Cost            Gains          Losses           Value
                                                        ---------      ----------      ----------       ---------
U.S. Treasury Securities                                $   3,039        $   --        $       5        $   3,034
States and political subdivisions-tax exempt                5,738            90               --            5,828
States and political subdivisions-taxable                   1,564            26               63            1,527
Mortgage-backed securities                                 24,180           186                1           24,365
                                                        ---------        ------        ---------        ---------
                                                        $  34,521        $  302        $      69        $  34,754
                                                        =========        ======        =========        =========


Held to Maturity  - December 31, 1999
                                                        Amortized      Unrealized      Unrealized         Fair
                                                          Cost            Gains          Losses           Value
                                                        ---------      ----------      ----------       ---------
U.S. Treasury Securities                                $  10,089        $   18        $       3        $  10,104
U.S. Government agencies and corporations                  33,163            --            2,164           30,999
Other investments                                           1,189            --               --            1,189
                                                        ---------        ------        ---------        ---------
                                                        $  44,441        $   18        $   2,167        $  42,292
                                                        =========        ======        =========        =========



Available for Sale - December 31, 1999
                                                        Amortized      Unrealized      Unrealized         Fair
                                                          Cost            Gains          Losses           Value
                                                        ---------      ----------      ----------       ---------
U.S. Treasury Securities                                $   7,806        $   --        $     248        $   7,558
States and political subdivisions                           6,929            40              227            6,742
Mortgage-backed securities                                  1,644             1               23            1,622
                                                        ---------        ------        ---------        ---------
                                                        $  16,379        $   41        $     498        $  15,922
                                                        =========        ======        =========        =========



DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years ended December 31, 2001, 2000, and 1999.


                                             2001                           2000                        1999
                                      --------------------         --------------------         --------------------
                                        Average    Average           Average    Average          Average     Average
(Dollars in thousands)                  Amount      Rate             Amount      Rate            Amount       Rate
----------------------                ----------   -------         ----------   -------         ----------   -------
Noninterest-bearing deposits          $   80,382                   $   76,089                   $   74,806

Interest-bearing deposits
   NOW Accounts                           42,461      1.19%            34,814      1.46%            35,247      1.24%
   Money market                          128,056      3.65%           112,519      5.29%           123,506      4.17%
   Savings deposit                        24,619      1.80%            22,719      2.31%            25,893      2.36%
   Other time deposits                   143,230      5.79%           116,107      5.98%            91,666      5.44%
                                      ----------   -------         ----------   -------         ----------   -------

Total                                 $  418,748      3.32%        $  362,248      3.85%        $  351,118      3.19%
                                      ==========   =======         ==========   =======         ==========   =======



The following table presents the maturity of the Company's time deposits at December 31, 2001:


                               Deposits         Deposits
                               $100,000        Less than
(Dollars in thousands)       and Greater        $100,000           Total
----------------------       -----------       ---------        ----------
Months to maturity:
   3 or less                  $  21,632        $  20,529        $   42,161
   4 to 6                         8,875           17,142            26,017
   7 through 12                  13,905           21,317            35,222
   Over 12                       11,934           16,417            28,351
                              ---------        ---------        ----------
Total                         $  56,346        $  75,405        $  131,751
                              =========        =========        ==========


CAPITAL ADEQUACY

There are various primary measures of capital adequacy for banks and financial holding companies such as risk based capital guidelines and the leverage capital ratio. See "Business-Supervision and Regulation."

As of December 31, 2001, the Bank exceeded its required levels of capital for a bank categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. The Bank's risk-based capital ratio of Tier 1 capital to risk-weighted assets was 10.2%, its risk-based ratio of total capital to risk-weighted assets was 11.1%, and its leverage ratio was 8.5%. See Note 12 to the Consolidated Financial Statements.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company adopted SFAS No. 141 on July 1, 2001, and is required to adopt SFAS 142 on a prospective basis as of January 1, 2002. Goodwill currently carried on the balance sheet will be subject to an initial assessment for impairment to be completed by the second quarter of 2002. Any impairment loss as a result of the initial assessment will be recognized as a cumulative effect of a change in accounting principal. For the year ended December 31, 2001 earnings included approximately $125,000 net of tax amortization of goodwill. The Company has not yet evaluated the impact that the adoption of this statement will have on its financial position or results of operations, including whether or not the Company will be required to recognize any transitional impairment losses.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2002. There will be no current impact of adoption on its financial position or results of operations.

SELECTED QUARTERLY DATA

The following is a summary of unaudited quarterly results for 2001 and 2000:


                                                            2001                                        2000
                                         -----------------------------------------   -------------------------------------------
                                          FOURTH      THIRD     SECOND      FIRST      FOURTH       THIRD      SECOND     FIRST
                                         --------   --------   --------   --------   ---------    --------   --------   --------

CONDENSED INCOME STATEMENTS (000'S):

Net interest income                      $  4,626   $  4,628   $  4,449   $  4,217   $   4,193    $  4,277   $  4,551   $  4,393
Provision for loan
    losses                                    519        335        135        135         (73)        135        135        135
                                         --------   --------   --------   --------   ---------    --------   --------   --------
Net interest income
    after provision
    for loan losses                         4,107      4,293      4,314      4,082       4,266       4,142      4,416      4,258
Other income                                3,154      2,862      2,648      2,625       1,897       1,786      2,024      1,931
Other expense                               5,598      5,564      5,560      5,439       4,562       4,370      4,588      4,515
                                         --------   --------   --------   --------   ---------    --------   --------   --------
Income before tax
    expense                                 1,663      1,591      1,402      1,268       1,601       1,558      1,852      1,674
Income tax expense                            541        558        490        441         588         573        678        624
                                         --------   --------   --------   --------   ---------    --------   --------   --------
Net income                               $  1,122   $  1,033   $    912   $    827   $   1,013    $    985   $  1,174   $  1,050
                                         ========   ========   ========   ========   =========    ========   ========   ========

PER SHARE:
Net income - basic                       $   0.28   $   0.26   $   0.23   $   0.21   $    0.26    $   0.25   $   0.27   $   0.24
Net income - diluted                     $   0.27   $   0.25   $   0.22   $   0.20   $    0.25    $   0.24   $   0.26   $   0.23
Dividends                                $ 0.1075   $ 0.1075   $ 0.1075   $ 0.1075   $  0.1075    $  0.105   $  0.105   $  0.105


AVERAGE SHARES OUTSTANDING (000'S):
Basic                                       3,943      3,930      3,916      3,906       3,895       3,881      4,398      4,392
Diluted                                     4,091      4,114      4,122      4,056       4,033       4,020      4,522      4,526


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of December 31, 2001 was developed using simulation analysis of the Bank's sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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


(Dollars in thousands)                                 Interest Rates Decrease        Interest Rates     Interest Rates Increase
                                                       200 BP            100 BP       Remain Constant     100 BP           200BP
                                                     ---------         ---------      ---------------    --------        --------
2002 Interest Income                                    25,831            28,150           30,550          32,745          34,941
2002 Interest Expense                                    6,335             7,105            8,602          10,558          12,515
                                                     ---------         ---------         --------        --------        --------
Net Interest Income                                     19,496            21,045           21,948          22,187          22,426
                                                     ---------         ---------         --------        --------        --------

Change in net income after tax vs. budget               (1,530)             (563)                             149             298


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The consolidated financial statements, notes thereto and report of independent certified public accountants thereon included on the following pages are incorporated herein by reference.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   Page
                                                                                   ----
Report of Independent Certified Public Accountants ........................           33

Consolidated Balance Sheets for the Years
Ended December 31, 2001 and 2000 ..........................................           34

Consolidated Statements of Income for the
Years Ended December 31, 2001, 2000 and 1999 ..............................        35-36

Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended December 31, 2001, 2000 and 1999 ..............................        37-38

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2001, 2000 and 1999 ....................................        39-41

Notes to Consolidated Financial Statements for
the Years Ended December 31, 2001, 2000 and 1999 ..........................        42-66


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
TIB Financial Corp.
Key Largo, Florida

We have audited the accompanying consolidated balance sheets of TIB Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 2001. These consolidated financial statements are the responsibility of TIB Financial Corp.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIB Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.





February 22, 2002
Atlanta, Georgia

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


December 31,                                                                                 2001                  2000
------------                                                                            --------------        --------------
ASSETS
Cash and due from banks (Note 2)                                                        $   21,269,909        $   13,856,494
Federal funds sold                                                                                  --             9,709,000
Investment securities held to maturity  (Note 3)                                            18,505,912            34,454,133
Investment securities available for sale (Note 3)                                           35,473,748            34,753,767
Investment in ERAS Joint Venture                                                               255,190             1,001,060

Loans, net of deferred loan fees (Notes 4, 11 and 13)                                      378,946,753           315,085,375
Less: Allowance for loan losses (Note 4)                                                     3,793,842             3,267,873
                                                                                        --------------        --------------
Loans, net                                                                                 375,152,911           311,817,502

Premises and equipment, net (Note 5)                                                        17,633,154            14,884,968
Intangible assets, net                                                                       4,441,449             5,043,031
Other assets (Note 9 and 10)                                                                21,259,972            13,800,190
                                                                                        --------------        --------------
TOTAL ASSETS                                                                            $  493,992,245        $  439,320,145
                                                                                        ==============        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Deposits (Note 6):
     Noninterest-bearing demand                                                         $   82,110,626        $   76,159,071
     Interest-bearing demand and money market                                              175,742,070           146,486,257
     Savings                                                                                26,132,494            23,241,720
     Time deposits of $100,000 or more                                                      56,345,992            58,934,127
     Other time deposits                                                                    75,404,677            87,605,612
                                                                                        --------------        --------------
Total deposits                                                                             415,735,859           392,426,787

  Federal Home Loan Bank advances (Note 7)                                                  25,000,000                    --
  Short-term borrowings (Note 7)                                                               733,760             1,041,799
  Notes payable (Note 8)                                                                     5,250,000             5,250,000
  Trust preferred securities (Note 8)                                                       13,000,000             8,000,000
  Other liabilities (Note 9 and 10)                                                          5,600,534             6,364,905
                                                                                        --------------        --------------
Total liabilities                                                                          465,320,153           413,083,491
                                                                                        --------------        --------------

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 5 and 13)

STOCKHOLDERS' EQUITY (Note 12)
  Common stock - $.10 par value: 7,500,000 shares authorized,
     3,946,100 and 3,902,410 shares issued                                                     394,610               390,241
  Surplus                                                                                    8,221,937             7,886,047
  Retained earnings                                                                         20,019,145            17,815,366
  Accumulated other comprehensive income (loss)                                                 36,400               145,000
                                                                                        --------------        --------------
Total stockholders' equity                                                                  28,672,092            26,236,654
                                                                                        --------------        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  493,992,245        $  439,320,145
                                                                                        ==============        ==============


See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,                                                      2001                  2000                  1999
------------------------                                                 --------------         -------------        -------------
INTEREST INCOME
  Loans, including fees                                                  $   29,078,461         $  28,393,976        $  22,926,064
  Investment securities:
     U.S. Treasury securities                                                   161,750               795,385            1,383,929
     U.S. Government agencies and corporations                                2,735,142             2,128,114            2,262,314
     States and political subdivisions, tax-exempt                              277,875               320,500              370,885
     States and political subdivisions, taxable                                 292,392                 9,046                   --
     Other investments                                                          273,674                82,421               94,633
  Interest-bearing deposits in other banks                                        3,044                 3,958              315,380
  Federal funds sold                                                            895,140               456,123              552,254
                                                                         --------------         -------------        -------------
Total interest income                                                        33,717,478            32,189,523           27,905,459
                                                                         --------------         -------------        -------------

INTEREST EXPENSE
  Interest-bearing demand and money market                                    5,183,783             6,464,913            5,585,313
  Savings                                                                       443,125               523,876              609,892
  Time deposits of $100,000 or more                                           3,635,259             2,959,409            1,895,312
  Other time deposits                                                         4,663,051             3,978,781            3,087,796
  Long-term debt-trust preferred securities                                   1,003,120               271,450                   --
  Federal Home Loan Bank Advances                                               115,457               126,097               16,917
  Short-term borrowings                                                          59,656               100,998              103,658
  Notes payable                                                                 693,952               349,820                   --
                                                                         --------------         -------------        -------------
Total interest expense                                                       15,797,403            14,775,344           11,298,888
                                                                         --------------         -------------        -------------
NET INTEREST INCOME                                                          17,920,075            17,414,179           16,606,571
PROVISION FOR LOAN LOSSES (Note 4)                                            1,124,000               332,000              540,000
                                                                         --------------         -------------        -------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          16,796,075            17,082,179           16,066,571
                                                                         --------------         -------------        -------------
OTHER INCOME
     Service charges on deposit accounts                                      2,225,127             2,053,608            1,951,185
     Investment securities gains, net (Note 3)                                  283,690                    --                  643
     Merchant bank card processing income                                     4,009,664             3,690,789            2,827,876
     Equity in income (loss), net of goodwill amortization,
       from investment in ERAS Joint Venture                                   (235,490)               32,300              179,008
     Commissions on sales by Keys Insurance Agency, Inc.                      1,458,299               153,639                   --
     Gain on sale of government guaranteed loans                                 96,571               269,727              704,398
     Fees on mortgage loans sold at origination                               1,074,585               400,389              338,796
     Retail investment services                                                 177,467               272,358              230,492
     Gain on sale of investment in ERAS Joint Venture (Note 1)                  820,126                    --                   --
     Gain on sale of insurance company option (Note 13)                              --                    --              312,375
     Gain on sale of servicing rights                                           255,281                    --                   --
     Other income                                                             1,123,584               764,764              622,501
                                                                         --------------         -------------        -------------
Total other income                                                           11,288,904             7,637,574            7,167,274
                                                                         --------------         -------------        -------------
OTHER EXPENSE
  Salaries and employee benefits (Note 10)                                    9,717,629             7,854,114            7,592,034
  Net occupancy expense                                                       3,489,306             2,718,412            2,634,230
  Other expense (Note 15)                                                     8,953,504             7,462,231            6,514,673
                                                                         --------------         -------------        -------------
Total other expense                                                          22,160,439            18,034,757           16,740,937
                                                                         --------------         -------------        -------------
INCOME BEFORE INCOME TAX EXPENSE                                              5,924,540             6,684,996            6,492,908
INCOME TAX EXPENSE (Note 9)                                                   2,030,200             2,462,700            2,327,100
                                                                         --------------         -------------        -------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                              $    3,894,340         $   4,222,296        $   4,165,808
                                                                         ==============         =============        =============


See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES


Years ended December 31,                                                      2001                  2000                 1999
------------------------                                                  -------------        -------------        -------------
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                    $   3,894,340        $   4,222,296        $   4,165,808
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
  DEFERRED ORGANIZATION COSTS, NET OF TAX BENEFIT OF $28,300
  (Note 1)                                                                           --                   --              (47,047)
                                                                          -------------        -------------        -------------
NET INCOME                                                                $   3,894,340        $   4,222,296        $   4,118,761
                                                                          =============        =============        =============
BASIC EARNINGS PER COMMON SHARE (Note 1)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                    $         .99        $        1.02        $         .95
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
  DEFERRED ORGANIZATION COSTS, NET OF TAX                                            --                   --                 (.01)
                                                                          -------------        -------------        -------------

BASIC EARNINGS PER COMMON SHARE                                           $         .99        $        1.02        $         .94
                                                                          =============        =============        =============
DILUTED EARNINGS PER COMMON SHARE (Note 1)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                    $          95        $         .99        $         .92
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR
  DEFERRED ORGANIZATION COSTS, NET OF TAX                                            --                   --                 (.01)
                                                                          -------------        -------------        -------------
DILUTED EARNINGS PER COMMON SHARE                                         $         .95        $         .99        $         .91
                                                                          =============        =============        =============



See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES


                                                                                           Accumulated Other
                                                                                           Comprehensive
                                                                                           Income (Loss)
                                                 Comprehensive     Retained     Treasury   Market Valuation   Common
                                     Total           Income        Earnings      Stock        Reserve          Stock      Surplus
                                  ------------   -------------   ------------  ----------- ----------------- ---------   ----------
BALANCE, December 31, 1998        $ 26,567,534                   $ 19,328,022  $  (557,788)   $ 150,000      $ 444,979   $7,202,321
Comprehensive income:
   Net income                        4,118,761    $  4,118,761      4,118,761
   Other comprehensive
     income, net of tax
     benefit of $262,000:
     Net market valuation
       adjustment on securities
       available-for-sale             (434,599)       (434,599)            --           --           --              --          --
     Less: reclassification
       adjustment for gains
       included in net income             (401)           (401)            --           --           --              --          --
                                                 -------------
Other comprehensive income,
   net of tax                               --        (435,000)            --           --     (435,000)             --          --
                                                 -------------
Comprehensive income                        --    $  3,683,761             --           --           --              --          --
                                                 =============

 Exercise of stock options             143,279                             --           --           --           2,368     140,911
 Income tax benefit from
   stock options exercised              30,065                             --           --           --              --      30,065
 Compensation paid through
   issuance of common stock            183,337                             --           --           --           1,667     181,670
 Purchase of treasury stock
    (Note 14)                         (493,684)                            --     (493,684)          --              --          --
 Cash dividends declared,
   $.4125 per share                 (1,812,134)                    (1,812,134)          --           --              --          --
                                  ------------                   ------------  -----------    ---------       ---------  ----------

 BALANCE, December 31, 1999         28,302,158                      21,634,649  (1,051,472)    (285,000)        449,014   7,554,967
 Comprehensive income:
   Net income                        4,222,296    $  4,222,296      4,222,296
   Other comprehensive
     income, net of tax
     expense of $260,000:
       Net market valuation
          adjustment on
          securities available-
          for-sale                     430,000         430,000             --           --      430,000              --          --
                                                 -------------
 Comprehensive income                       --    $  4,652,296             --           --           --              --          --
                                                 =============
Exercise of stock options               93,138                             --           --           --           1,581      91,557
 Income tax benefit from
   stock options exercised              21,669                             --           --           --              --      21,669
 Issuance of stock for Keys
   Insurance Agency
   acquisition                         220,000                             --           --           --           2,146     217,854
 Purchase of treasury
   stock(Note 14)                   (5,301,590)                            --   (5,301,590)          --              --          --
 Retirement of treasury stock               --                     (6,290,562)   6,353,062           --         (62,500)         --
 Cash dividends declared,
   $.4225 per share                 (1,751,017)                    (1,751,017)          --           --              --          --
                                  ------------                   ------------  -----------    ---------       ---------  ----------

 BALANCE, December 31, 2000       $ 26,236,654                   $ 17,815,366  $        --    $ 145,000       $ 390,241  $7,886,047
                                  ============                   ============  ===========    =========       =========  ==========


See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES


                                                                                          Accumulated Other
                                                                                          Comprehensive
                                                                                          Income (Loss)
                                                 Comprehensive     Retained     Treasury  Market Valuation   Common
                                     Total           Income        Earnings      Stock        Reserve         Stock       Surplus
                                  ------------   -------------   ------------  ----------- ----------------- ---------   ----------

 BALANCE, December 31, 2000       $ 26,236,654                    $17,815,366    $   --   $145,000         $  390,241   $7,886,047

 Comprehensive income:
   Net income                        3,894,340       3,894,340      3,894,340
   Other comprehensive
     income, net of tax
     benefit of $66,100:
       Net market valuation
          adjustment on
          securities
          available-
          for-sale                      68,423          68,423             --        --                            --           --
 Less: reclassification
   adjustment for gains
   included in net income             (177,023)       (177,023)
                                                  ------------
 Other comprehensive income,
   net of tax                                         (108,600)                           (108,600)                --           --
                                                  ------------
 Comprehensive income                             $  3,785,740             --        --         --                 --           --
                                                  ============
Exercise of stock options              221,623                             --        --         --              3,805      217,818
 Income tax benefit from
   stock options exercised              50,392                             --        --         --                 --       50,392
 Issuance of stock for
   BonData Group Limited,
   Inc. acquisition                     68,244                             --        --         --                564       67,680
 Cash dividends declared,
   $.43 per share                   (1,690,561)                    (1,690,561)       --         --                 --           --
                                  ------------                    -----------    ------   --------         ----------   ----------
 BALANCE, December 31, 2001       $ 28,672,092                   $ 20,019,145    $   --    $36,400            $394,610   $8,221,937
                                  ============                   ============    ======    =======            ========   ==========


See accompanying notes to consolidated financial statements.

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31,                                                      2001              2000              1999
------------------------                                                 --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                             $    3,894,340    $    4,222,296    $    4,118,761
  Adjustments to reconcile net income to net cash provided by operating activities:
       Net amortization of investments                                           52,793           191,621           208,576
       Amortization of intangible assets                                        538,576           207,302           176,957
       Depreciation of premises and equipment                                 1,381,947         1,215,870         1,213,707
       Gain on sale of servicing rights                                        (255,281)               --                --
       Net proceeds received from servicing rights sales                        219,670                --                --
       Gain on sale of investment in ERAS JV                                   (820,126)               --                --
       Gain on sale of insurance company option                                      --                --          (312,375)
       Payment on note receivable from sale of option                           300,000           300,000           100,000
       Cumulative effect of change in accounting principle                           --                --            75,347
       Write-off of unamortized leasehold improvements                           57,990                --           133,546
       Provision for loan losses                                              1,124,000           332,000           540,000
       Deferred income tax (benefit)                                           (323,399)         (109,173)          (65,268)
       Deferred net loan fees                                                  (332,144)         (244,141)         (127,054)
       Investment securities (gains), net                                      (283,690)               --              (643)
       Compensation paid through issuance of common stock                            --                --           183,337
       Equity in (income) loss, net of goodwill amortization
         from investment in ERAS Joint Venture                                  235,490           (32,300)         (179,008)
       (Gain) loss on sales/disposition of premises
         and equipment                                                          (56,347)           16,678            (6,930)
       Gains on sales of government guaranteed loans, net                       (96,571)         (269,727)         (704,398)
       Decrease in intangible assets                                                 --                --             4,967
       (Increase) decrease in other assets                                   (6,290,419)       (3,203,221)          695,478
       Increase (decrease) in other liabilities                                (437,913)        1,229,401         1,389,510
                                                                         --------------    --------------    --------------
Net cash (used) provided by operating activities                             (1,091,084)        3,856,606         7,444,510
                                                                         --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investment securities held to maturity                          (542,609)               --          (281,160)
  Purchases of investment securities available for sale                     (21,757,766)       (1,563,600)      (16,033,126)
  Sales of investment securities available for sale                          17,382,719         4,562,500        13,033,497
  Repayments of principal and maturities of investment
     securities available for sale                                           17,015,332         1,853,574         4,013,932
  Maturities of investment securities held to maturity                       16,500,000        10,000,000         4,000,000
  Proceeds from sales of government guaranteed loans                          2,070,369        11,056,930         7,000,644
  Purchase of Keys Insurance Agency of Monroe County, Inc. (see
     below)                                                                          --        (1,706,705)               --
  Purchase of BonData Group Limited, Inc. (see below)                          (204,750)               --                --
  Proceeds from sale of investment in ERAS JV                                 1,333,333                --                --
  Net cash received in purchase of branches (see below)                              --        12,089,842                --
  Loans originated or acquired, net of principal repayments                 (78,784,302)      (50,976,108)      (50,302,436)
  Surrender value of purchased insurance policies                              (820,000)       (4,715,000)               --
  Purchases of premises and equipment (see below)                            (4,780,136)         (863,080)       (2,818,385)
  Sales of premises and equipment                                                17,333            29,444            17,913
                                                                         --------------    --------------    --------------
Net cash used by investing activities                                    $  (52,570,477)   $  (20,232,203)   $  (41,369,121)
                                                                         ==============    ==============    ==============


                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                      2001              2000              1999
------------------------                                                 --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase                      $     (308,039)   $     (670,257)   $    1,042,487
  Net increase (decrease) in FHLB advances                                   25,000,000       (10,000,000)       10,000,000
  Net increase (decrease) in demand, money market and savings
     accounts and acquired deposits (see below)                              38,098,142        (2,397,746)       (8,827,142)
  Net (repayment) advances of short-term borrowings                                  --          (659,625)          659,625
  Proceeds from issuance of trust preferred securities                        5,000,000         8,000,000                --
  Debt issuance costs paid                                                     (170,816)         (301,858)           (9,625)
  Time deposits accepted, net of repayments and acquired
     deposits (see below)                                                   (14,789,070)       25,557,655        30,673,931
  Proceeds from exercise of stock options                                       221,623            93,138           143,279
  Treasury stock repurchased                                                         --           (51,590)         (493,684)
  Cash dividends paid                                                        (1,685,864)       (1,792,998)       (1,801,623)
                                                                         --------------    --------------    --------------
Net cash provided by financing activities                                    51,365,976        17,776,719        31,387,248
                                                                         --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (2,295,585)        1,401,122        (2,537,363)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               23,565,494        22,164,372        24,701,735
                                                                         --------------    --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   21,269,909    $   23,565,494    $   22,164,372
                                                                         ==============    ==============    ==============
SUPPLEMENTAL DISCLOSURES OF CASH PAID:
   Interest                                                              $   16,267,159    $   13,446,046    $   10,806,350
   Income taxes                                                               2,241,000         2,360,000         2,591,041


                      TIB Financial Corp. and Subsidiaries

                     Consolidated Statements of Cash Flows

In 2001, the Company purchased BonData Group Limited, Inc. The purchase price for the agency was $273,000 which consisted primarily of intangible assets. The consideration consisted of $68,244 of Company common stock (5,640 shares) and $204,750 in cash (paid at closing). Under the purchase agreement, annual cash payments of $24,000 are to be made following each of the first two anniversaries of the closing date, subject to the agency's ability to achieve certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency.

In 2000, the Company purchased the banking facilities and assumed the deposits at two branches of another bank in Homestead, Florida. In addition, loans, primarily residential real estate, were purchased from the seller. The acquisition was recorded using the purchase method of accounting. Net cash received in connection with the acquisition is calculated as follows:

Deposit and other liabilities assumed               $   22,544,857
Less price of assets acquired:
  Premises and equipment                                  (894,234)
  Core deposit premium                                  (1,495,589)
  Loans, accrued interest and other assets              (8,065,192)
                                                    --------------
  Cash received                                     $   12,089,842
                                                    ==============




In 2000, the Company purchased 525,000 shares of the Company's common stock in exchange for four subordinated notes payable of the Company totaling $5,250,000 (see Note 8).

In 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. The purchase price for the net assets of the agency was $1,870,000 which consisted primarily of intangible assets. The consideration consisted of $220,000 of Company common stock (21,643 shares) and $1,650,000 in cash (paid at closing). Under the purchase agreement, annual cash payments of $110,000 are to be made following each of the first three anniversaries of the closing date, subject to the agency's ability to achieve certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency. Net cash paid in connection with the acquisition is calculated as follows:

Contract purchase price                              $    1,650,000
Receivables and fixed assets acquired                       126,103
Liabilities assumed                                        (135,679)
Capitalized acquisition costs                                66,281
                                                     --------------
Cash paid                                            $    1,706,705
                                                     ==============


Single family residential mortgage loans securitized and retained in the Company's available for sale portfolio amounted to $13,313,239 and $23,199,518 in 2001 and 2000, respectively (see Note 3).

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TIB Financial Corp. and subsidiaries provide full-service commercial banking and insurance agency services in Monroe, South Dade, Collier and Lee counties, Florida. The Corporation is a Florida Corporation, a bank holding company and effective August 31, 2000, a financial holding company.

The accounting and reporting policies of TIB Financial Corp. and subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

USE OF ESTIMATES AND ASSUMPTIONS

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to provide for losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiaries, TIB Bank of the Keys
(Bank), Keys Insurance Agency, Inc., TIB Software and Services, Inc., TIBFL Statutory Trust I (see note 8), and TIBFL Statutory Trust II (see Note 8) collectively known as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

In 1998, the Parent Company's subsidiary, TIB Software and Services, Inc., acquired a 30 percent interest in ERAS Joint Venture (the "Venture"), a general partnership, in exchange for consideration of $791,216. Goodwill associated with the transaction totaled $637,614 and is being amortized over a period of ten years. The investment in the Venture is being accounted for using the equity method. The Venture's primary business is item processing and the design, development, installation and maintenance of accounting software for financial institutions. ERAS Joint Venture is the Bank's item processor. Payments of approximately $621,000 and $868,000 were made to the Venture in 2001 and 2000, respectively. On December 31, 2001, the Company sold two thirds of their ownership interest in the Venture for $1,333,333. The Company recognized a gain of $820,126 on the transaction. This sale reduced the Company's ownership in the Venture to 10%. In 2002, the investment in the Venture will be accounted for using the cost method.

On October 31, 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. which was 100% owned by a company director. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) has three offices in the Florida Keys and brokers a full line of commercial and residential hazard insurance coverages as well as life and health insurance and annuities. The purchase price for the net assets of the agency was $1,870,000 which consisted primarily of intangible assets. The consideration consisted of $220,000 of Company common stock (21,463 shares) and $1,650,000 in cash (paid at closing). Under the purchase agreement, annual cash payments of $110,000 are to be made following each of the first three anniversaries of the closing date, subject to the agency's ability to achieve certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period will at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2001. This acquisition was recorded using the purchase method of accounting.

On September 25, 2001, Keys Insurance Agency, Inc. purchased BonData Group Limited, Inc. a Ft Myers, Florida based insurance agency specializing in surety bond underwriting and placement. Total consideration paid at closing for the agency was $273,000. This was comprised of approximately $68,000 in the Company's common stock (5,640 shares) and approximately $205,000 in cash. Under the purchase agreement, annual cash payments of $24,000 are to be made following each of the first two anniversaries of the closing date, subject to the agency's ability to achieve certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency. This acquisition was recorded using the purchase method of accounting.

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

LOANS

Loans are reported at the gross amount outstanding, reduced by net deferred loan fees and a valuation allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, accrual thereof is discontinued and all unpaid interest is reversed. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis. Gains on sales of government guaranteed loans are recognized as income when the sales occur.

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

The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." Management, considering current information and events regarding the borrowers' ability to repay their obligations, generally considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income, thereafter. A loan is also considered impaired if it is in a nonaccruing status.

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

OTHER REAL ESTATE

Other real estate, acquired through partial or total satisfaction of loans, is reported at the lower of cost or fair value less estimated selling expenses. Losses incurred in the acquisition of foreclosed properties are charged against the allowance for loan losses at the time of foreclosure. Subsequent write-downs of other real estate are charged against the current period's operations. Net costs of maintaining and operating foreclosed properties are generally expensed as incurred.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including certain fixed assets and intangibles, are evaluated at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in expense regularly for other-than-temporary impairment.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share has been computed based on the weighted average number of common shares outstanding of 3,923,763, 4,140,234 and 4,388,336 in 2001, 2000 and 1999. Diluted earnings per share has been computed based upon the weighted average number of equivalent common shares of 4,096,767, 4,274,155 and

4,543,784 in 2001, 2000 and 1999. The effect of stock options, as described in
Note 12, is the sole common stock equivalent for purposes of calculating diluted earnings per common share.


STOCK-BASED COMPENSATION

As provided by SFAS 123, the Company has elected to continue applying the provisions of APB 25 in determining its accounting relative to stock-based compensation. Accordingly, when the price of an option granted is equal to its fair market value on the date of grant, no compensation expense is recorded. The Company has adopted the SFAS 123 requirement that a company disclose the pro forma net income and pro forma earnings per share for the years ending December 31, 2001, 2000 and 1999, as if the alternative fair-value-based accounting method in SFAS 123 had been used in determining net income.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note 16):

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value.

Investment securities - The fair value of investment securities held to maturity and available for sale is estimated based on bid quotations received from independent pricing services. The carrying amount of other investments, which consists of stock in the Independent Bankers' Bank of Florida and the Federal Home Loan Bank, approximates fair value.

Loans - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value.

Deposits - For deposits with no stated maturity, such as demand, NOW, money market, and savings accounts, the carrying amount is considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation's long-term relationships with depositors. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings - The carrying amount of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings maturing within 30 days approximates fair value.

Subordinated notes payable and trust preferred securities - The fair values of subordinated notes payable and fixed rate trust preferred securities are calculated by discounting the future payments (considering call and prepayment options) using a spread to the 10 year and 30 year treasury note rates, respectively, in effect at December 31, 2001. The fair value of variable rate trust preferred securities with frequent repricing approximates book value.

Off-balance-sheet instruments - The fair value of commitments to extend credit to fund commercial, consumer, real estate-construction and real estate-mortgage loans and to fund standby letters of credit is equal to the amount of commitments outstanding at December 31, 2001. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the 2001 presentation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company adopted SFAS No. 141 on July 1, 2001, and is required to adopt SFAS 142 on a prospective basis as of January 1, 2002. Goodwill currently carried on the balance sheet will be subject to an initial assessment for impairment to be completed by the second quarter of 2002. Any impairment loss as a result of the initial assessment will be recognized as a cumulative effect of a change in accounting principal. For the year ended December 31, 2001 earnings included approximately $125,000 net of tax amortization of goodwill. The Company has not yet evaluated the impact that the adoption of this statement will have on its financial position or results of operations, including whether or not the Company will be required to recognize any transitional impairment losses.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company's fiscal year beginning January 1, 2002. There will be no current impact of adoption on its financial position or results of operations.


2.       CASH AND DUE FROM BANKS

A bank is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks or in cash. The Bank's average reserve requirement as of December 31, 2001, was approximately $638,000. The Bank maintained cash balances, which were adequate to meet this requirement.

3.       INVESTMENT SECURITIES

The amortized cost and estimated market value of investment securities held to maturity are as follows:


                                                           Amortized       Unrealized       Unrealized          Fair
December 31, 2001                                             Cost            Gains           Losses            Value
-----------------                                        -------------     ----------     -------------     -------------
 U.S. Treasury securities                                $     205,897     $    4,572     $          --     $     210,469
 U.S. Government agencies and
   corporations                                             16,674,255        297,653                --        16,971,908
Other investments                                            1,625,760             --                --         1,625,760
                                                         -------------     ----------     -------------     -------------
                                                         $  18,505,912     $  302,225     $          --     $  18,808,137
                                                         =============     ==========     =============     =============

                                                           Amortized       Unrealized       Unrealized          Fair
December 31, 2000                                             Cost            Gains           Losses            Value
-----------------                                        -------------     ----------     -------------     -------------
 U.S. Treasury securities                                $     100,422     $      562     $          --     $     100,984
 U.S. Government agencies and
   corporations                                             33,164,451             --           661,317        32,503,134
Other investments                                            1,189,260             --                --         1,189,260
                                                         -------------     ----------     -------------     -------------
                                                         $  34,454,133     $      562     $     661,317     $  33,793,378
                                                         =============     ==========     =============     =============


The amortized cost and estimated market value of investment securities available for sale are as follows:

                                                           Amortized       Unrealized       Unrealized          Fair
December 31, 2001                                             Cost            Gains           Losses            Value
-----------------                                        -------------     ----------     -------------     -------------
U.S. Treasury securities                                 $   3,017,174     $   71,896     $          --     $   3,089,070
U.S. Government agencies and
   corporations                                                105,757            712                --           106,469
States and political subdivisions-
   tax exempt                                                5,742,409         90,163               693         5,831,879
States and political subdivision -
   taxable                                                   5,016,978         49,216           269,075         4,797,119
Mortgage-backed securities                                  18,359,772         84,675             5,236        18,439,211
Corporate bonds                                              3,173,358         36,642                --         3,210,000
                                                         -------------     ----------     -------------     -------------
                                                         $  35,415,448     $  333,304     $     275,004     $  35,473,748
                                                         =============     ==========     =============     =============

                                                           Amortized       Unrealized       Unrealized          Fair
December 31, 2000                                             Cost            Gains           Losses            Value
-----------------                                        -------------     ----------     -------------     -------------
U.S. Treasury securities                                 $   3,039,611     $       --     $       5,381     $   3,034,230
States and political subdivisions-
   tax-exempt                                                5,737,356         90,369                --         5,827,725
States and political subdivisions-
   taxable                                                   1,563,790         26,441            62,935         1,527,296
Mortgage-backed securities                                  24,180,010        185,553             1,047        24,364,516
                                                         -------------     ----------     -------------     -------------
                                                         $  34,520,767     $  302,363     $      69,363     $  34,753,767
                                                         =============     ==========     =============     =============


Other investments consist of stock in the Independent Bankers' Bank of Florida and the Federal Home Loan Bank of Atlanta.

The amortized cost and estimated market value of investment securities held to maturity and available for sale at December 31, 2001, by contractual maturity, are shown as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.


                                                              INVESTMENT SECURITIES               INVESTMENT SECURITIES
                                                                 HELD TO MATURITY                   AVAILABLE FOR SALE
                                                        --------------------------------     -------------------------------
                                                           AMORTIZED           FAIR            AMORTIZED           FAIR
DECEMBER 31, 2000                                            COST              VALUE             COST              VALUE
-----------------                                        -------------     -------------     -------------     -------------
Due in one year or less                                  $     100,192     $     103,156     $   3,017,174     $   3,089,070
Due after one year through five years                               --                --           999,882         1,028,286
Due after five years through ten years                      16,779,960        17,079,221         3,791,399         3,870,994
Due after ten years                                                 --                --         9,247,221         9,046,187
Other investments                                            1,625,760         1,625,760                --                --
Mortgage-backed securities                                          --                --        18,359,772        18,439,211
                                                         -------------     -------------     -------------     -------------
                                                         $  18,505,912     $  18,808,137     $  35,415,448     $  35,473,748
                                                         =============     =============     =============     =============



Proceeds from sales of investment securities available for sale during 2001, 2000 and 1999, respectively, were $17,382,719, $4,562,500 and $13,033,497 with net gains of $275,090, $0 and $643. Maturities and principal repayments of investment securities available for sale during 2001, 2000 and 1999 were $17,015,332, $1,853,574 and $4,013,932, respectively. Net gains realized from calls and mandatory redemptions of held-to-maturity securities during 2001, 2000 and 1999 were $8,600, $0 and $0, respectively.

Investment securities having carrying values of approximately $15,077,000 and $18,810,000 at December 31, 2001 and 2000, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law.

Single family residential mortgage loans securitized and retained in the Company's available for sale portfolio amounted to $13,313,239 and $23,199,518 in 2001 and 2000, respectively. The investments were recorded at the unpaid principal balance of the loans, an amount less than fair market value. Accordingly, no gain or loss was recognized.

4.       LOANS

Major classifications of loans are as follows:


 December 31,                                                   2001                    2000
 ------------                                              --------------          --------------
 Real estate mortgage loans:
    Commercial                                             $  233,025,987          $  170,284,808
    Residential                                                68,372,957              76,980,301
    Construction                                                6,433,674               7,618,849
 Commercial loans                                              46,927,000              38,762,547
 Consumer loans                                                 9,636,806               9,114,774
 Home equity loans                                             14,707,222              12,813,132
                                                           --------------          --------------
 Total loans                                                  379,103,646             315,574,411
 Net deferred loan fees                                           156,893                 489,036
                                                           --------------          --------------
 Loans, net of deferred loan fees                          $  378,946,753          $  315,085,375
                                                           ==============          ==============


Substantially all loans are made to borrowers in the Bank's primary market area of Monroe, South Dade, Collier and Lee counties.

Nonaccrual loans and loans defined as impaired under SFAS 114 at December 31, 2001 and 2000 totalled $1,590,391 and $502,774, respectively.

The Bank has made a loan originally totaling $10,000,000 to construct a lumber mill in north Florida. $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan is collateralized by the business owner's interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At December 31, 2000, the loan was past due greater than 90 days but was still maintained as an accruing loan because of the USDA guarantee and collateral value. During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1,641,000 at December 31, 2001, and is accruing interest. Accrued interest on the guaranteed portion totaled approximately $409,000 at December 31, 2001. In addition, the bank has capitalized approximately $404,000 for liquidation costs and protective advances, which the Bank expects to be fully reimbursed for by the USDA. Management believes the value of all assets pledged as collateral for this loan exceeds the unpaid amount.

The following is an analysis of the allowance for loan losses:


Years ended December 31,                                        2001                     2000                    1999
------------------------                                    -------------           -------------           -------------
Balance, beginning of year                                  $   3,267,873           $   2,996,532           $   2,517,234
Provision charged to expense                                    1,124,000                 332,000                 540,000
Loans charged off                                                (622,697)                (61,063)               (108,413)
Recoveries of loans previously charged off                         24,666                     404                  47,711
                                                            -------------           -------------           -------------
Balance, end of year                                        $   3,793,842           $   3,267,873           $   2,996,532
                                                            =============           =============           =============


5.       PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:


December 31, 2001                                               2001                    2000
-----------------                                           --------------           --------------
Land                                                        $    7,243,480           $    5,476,600
Buildings and leasehold improvements                            10,090,406                9,354,468
Furniture, fixtures and equipment                                9,131,588                7,663,455
Construction in progress                                           149,200                  108,023
                                                            --------------           --------------
                                                                26,614,674               22,602,546
Less accumulated depreciation                                   (8,981,520)              (7,717,578)
                                                            --------------           --------------
Premises and equipment, net                                 $   17,633,154           $   14,884,968
                                                            ==============           ==============



The Company is obligated under operating leases for office and ATM location space. The leases expire in periods varying from one to sixteen years, and some have renewal options for subsequent periods. Future minimum lease payments are as follows at December 31, 2001:


 Years ending December 31,
 -------------------------
      2002                                       $   397,212
      2003                                           358,574
      2004                                           337,819
      2005                                           319,669
      2006                                           264,170
      Thereafter                                   1,142,764
                                                 -----------
                                                 $ 2,820,208
                                                 ===========


Rental expense for the years ended December 31, 2001, 2000 and 1999, was approximately $239,000, $54,000 and $66,000, respectively (see Note 11).


6.       TIME DEPOSITS

At December 31, 2001, the scheduled maturities of time deposits are as follows:


 Years ending December 31, 2001
 ------------------------------
      2002                                       $103,400,330
      2003                                         17,866,702
      2004                                          4,463,216
      2005                                          3,913,210
      2006                                          2,097,211
      Thereafter                                       10,000
                                                 ------------
                                                 $131,750,669
                                                 ============


7.       SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and a Treasury, tax and loan note option.

The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $7,500,000 at December 31, 2001. Securities sold under agreements to repurchase include a wholesale agreement with a correspondent bank which is collateralized by a U.S. Treasury note and agreements with commercial account holders whereby the Bank sweeps the customer's accounts on a daily basis and pays interest on these amounts. Borrowings under these agreements are collateralized by investment securities.

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

The Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank's total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $68.8 million at December 31, 2001 under which $25 million was outstanding. Any advances are secured by the Bank's one-to-four-family residential mortgage loans. The outstanding amounts consist of $20 million maturing in 2003, and a $5 million daily advance.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the four categories of short-term borrowings:

 Years ended December 31,                                                            2001                 2000
                                                                                  ----------           ----------
FEDERAL FUNDS PURCHASED:
   Balance:
     Average daily outstanding                                                   $   457,066           $  186,265
     Year-end outstanding                                                             65,000                   --
     Maximum month-end outstanding                                                 3,160,000            3,189,000
   Rate:
     Weighted average for year                                                           2.8%                 7.0%
 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (WHOLESALE AND RETAIL):
   Balance:
     Average daily outstanding                                                   $   416,724           $  454,088
     Year-end outstanding                                                            418,993              234,943
     Maximum month-end outstanding                                                   571,474              615,065
   Rate:
     Weighted average for year                                                           3.4%                 5.6%
TREASURY, TAX AND LOAN NOTE OPTION:
   Balance:
     Average daily outstanding                                                   $   789,959           $  741,683
     Year-end outstanding                                                            249,767              806,856
     Maximum month-end outstanding                                                 1,700,000            1,700,000
   Rate:
     Weighted average for year                                                           3.6%                 6.6%
ADVANCES FROM THE FEDERAL HOME LOAN BANK-SHORT TERM:
   Balance:
     Average daily outstanding                                                   $   986,301           $1,923,497
     Year-end outstanding                                                          5,000,000                   --
     Maximum month-end outstanding                                                10,000,000            8,000,000
   Rate:
     Weighted average for year                                                           2.4%                 6.6%

ADVANCES FROM THE FEDERAL HOME LOAN BANK-LONG TERM:
   Balance:
     Average daily outstanding                                                   $ 3,917,808                   --
     Year-end outstanding                                                         20,000,000                   --
     Maximum month-end outstanding                                                20,000,000                   --
   Rate:
     Weighted average for year                                                           2.3%                  --

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    OTHER BORROWINGS

      LINE OF CREDIT

      At December 31, 1999 the Company had $2,000,000 available under a revolving line of credit with Independent Bankers' Bank of Florida. At December 31, 1999, the Company had $659,625 outstanding under this line of credit. Amounts outstanding under the line of credit bear interest equal to the prime rate published in The Wall Street Journal minus .5 percent, which is subject to change daily. The interest rate in effect at December 31, 1999, was 8.0 percent. Interest is payable quarterly, and the principal is due April 2001. The revolving line of credit was renewed and extended in 2000. The credit availability was increased to $3,000,000. No amount was outstanding under this line at December 31, 2001. Amounts outstanding under the line bear interest equal to the prime rate published in The Wall Street Journal minus one percent, which is subject to change daily. Interest is payable quarterly, and any principal is due on demand or on December 21, 2002. This credit facility is secured by 100 percent of the outstanding shares of TIB Bank of the Keys and requires, among other things, that the Bank maintain a minimum Tier 1 capital ratio of 6 percent.

      SUBORDINATED NOTES PAYABLE

      The Company entered into an agreement with the Company's largest shareholder effective July 1, 2000, to purchase 525,000 shares of the Company's common stock in exchange for four subordinated notes payable of the Company totalling $5,250,000. The interest rate on the notes payable is 13% per annum, with interest payments required quarterly. The principal balance is payable in full on October 1, 2010, the maturity date of the notes payable. The notes payable can be prepaid by the Company at par any time after July 1, 2003. Subsequent to December 31, 2001, the Company renegotiated the notes payable. The interest rate was reduced to 9%, the option to repay was extended to July 1, 2007, and the maturity date was extended to January 1, 2012.

      TRUST PREFERRED SECURITIES

      On September 7, 2000, the Company participated, at an amount of $8,000,000, in a pooled offering of trust preferred securities. The Company formed TIBFL Statutory Trust I (the "Trust") a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see
      Note 12).

      On July 31, 2001, the Company participated, at an amount of $5,000,000, in a pooled offering of trust preferred securities. The Company formed TIBFL Statutory Trust II (the "Trust II") a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust II used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points). The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly. The rate in effect at December 31, 2001 is 5.85%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 12).

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  9.    INCOME TAXES

  The following are the components of income tax expense as provided:

Years ended December 31,                                                            2001               2000               1999
                                                                                 -----------       -----------       -----------
Current income tax provision
  Federal                                                                        $ 2,125,299       $ 2,199,293       $ 2,075,781
  State                                                                              228,300           372,580           288,287
                                                                                 -----------       -----------       -----------
                                                                                   2,353,599         2,571,873         2,364,068
Deferred federal and state income tax benefit                                       (323,399)         (109,173)          (65,268)
                                                                                 -----------       -----------       -----------
                                                                                 $ 2,030,200       $ 2,462,700       $ 2,298,800
                                                                                 ===========       ===========       ===========


A reconciliation of income tax computed at the Federal statutory income tax rate to total income taxes is as follows:

Years ended December 31,                                                            2001              2000              1999
                                                                                 -----------       -----------       -----------
Pretax income                                                                    $ 5,924,540       $ 6,684,996       $ 6,417,561
                                                                                 ===========       ===========       ===========

Income taxes computed at Federal statutory tax rate                              $ 2,014,300       $ 2,272,900       $ 2,182,000
Increase (decrease) resulting from:
  Tax-exempt income                                                                 (208,700)         (113,500)         (117,600)
  State income taxes                                                                 150,700           245,900           199,900
  Other, net                                                                          73,900            57,400            34,500
                                                                                 -----------       -----------       -----------

                                                                                 $ 2,030,200       $ 2,462,700       $ 2,298,800
                                                                                 ===========       ===========       ===========


The following summarizes the tax effects of temporary differences which comprise the net deferred tax asset:

December 31,                                                                       2001                        2000
                                                                                -----------                -----------
Allowance for loan losses                                                       $ 1,282,521                $ 1,084,598
Organization costs                                                                       --                      7,088
Core deposit intangible                                                             101,234                     24,657
Goodwill                                                                              9,095                     19,278
Deferred compensation                                                                72,666                         --
Other                                                                                28,129                         --
                                                                                -----------                -----------
Total gross deferred tax assets                                                   1,493,645                  1,135,621
                                                                                -----------                -----------

Sale of option to acquire equity interest in an insurance company                   (89,236)                  (100,726)
Accumulated depreciation                                                           (519,104)                  (470,789)
Gain on building swap                                                               (74,813)                   (77,013)
Unrealized gains on securities available for sale                                   (21,900)                   (88,000)
                                                                                -----------                -----------
Total gross deferred tax liabilities                                               (705,053)                  (736,528)
                                                                                -----------                -----------

Net deferred tax asset                                                          $   788,592                $   399,093
                                                                                ===========                ============

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   EMPLOYEE BENEFIT PLANS

The Bank maintains an Employee Stock Ownership Plan that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Bank and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Bank will match 25 percent of salary reduction contributions up to 4 percent of compensation, not to exceed a maximum contribution of $1,000 per employee; and an additional discretionary contribution made by the Bank allocated to the accounts of participants on the basis of total relative compensation. The Bank contributed $39,000, $213,000 and $181,000 to the plan in 2001, 2000 and 1999, respectively. As of December 31, 2001, the Plan contained approximately 176,000 shares of the Company's common stock.

In 2001, the Bank entered into salary continuation agreements with its three executive officers. In 2001, the Bank expensed $123,707 for the accrual of future salary continuation benefits. The Bank has elected to fund the salary continuation liability with single premium life insurance policies. In 2001, cash value income (net of related insurance premium expense) totaled $156,100. As of December 31, 2001, the accompanying balance sheet included $3,021,100 in surrender value and other liabilities included salary continuation benefits payable of $123,707.

In 2001, the Bank established a non qualified retirement benefit plan for eligible Bank directors. In 2001, the Bank expensed $70,275 for the accrual of current and future retirement benefits, which included $60,000 related to the annual director retainer fees that certain directors elected to defer. The Bank has elected to fund the nonqualified plan with single premium split dollar life insurance polices. In 2001, cash value income (net of related insurance premium expense) totaled $121,915. As of December 31, 2001, the accompanying balance sheet included $2,791,915 in surrender value and other liabilities included retirement benefits payable of $69,400.

11.   RELATED PARTY TRANSACTIONS

As of December 31, 2001 and 2000, the Bank had loans outstanding to certain of its executive officers, directors and their related business interests which aggregated $8,488,876 and $10,143,826, respectively. During 2001, additions to such loans totaled $2,429,563. Loan repayments totaled $4,084,513. Unfunded loan commitments to these individuals and their related business interests totaled $2,752,084 at December 31, 2001. These loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank. In July 2000, the Company purchased 525,000 shares of common stock from the Company's largest shareholder (see Notes 8 and 14). In October 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. from a Company director (see Note 1). The Company leases office space in a building owned by a company director. Annual rental expense is $37,410 under the lease (see Note 5).


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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation and the Federal Reserve Board categorized the Bank and the Company, respectively, as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes has changed the Company's or the Bank's category. To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the following tables. The actual capital amounts and ratios are also presented in the following tables.

(in thousands, except percentages)


                                                                             ADEQUATELY
                                          WELL CAPITALIZED                  CAPITALIZED
  DECEMBER 31, 2001                         REQUIREMENT                     REQUIREMENT                     ACTUAL
                                     -------------------------          --------------------         ---------------------
                                          AMOUNT         RATIO             AMOUNT      RATIO          AMOUNT      RATIO
                                     -----------------  ------          ------------  ------         -------     ---------
   TIER 1 CAPITAL (TO AVERAGE
   ASSETS)
       CONSOLIDATED                      =>$23,838       =>5.0%            $19,070      4.0%           $33,786      7.1%
       BANK                                 23,749       =>5.0%             18,999      4.0%            40,589      8.5%
   TIER 1 CAPITAL (TO RISK
   WEIGHTED ASSETS)
       CONSOLIDATED                      =>$24,019       =>6.0%            $16,013      4.0%           $33,786      8.4%
       BANK                                 23,962       =>6.0%             15,974      4.0%            40,589     10.2%
   TOTAL CAPITAL (TO RISK
   WEIGHTED ASSETS)
       CONSOLIDATED                      =>$40,032      =>10.0%            $32,026      8.0%           $46,285     11.6%
       BANK                                 39,936      =>10.0%             31,949      8.0%            44,383     11.1%


                                                                        Adequately
                                      Well Capitalized                 Capitalized
December 31, 2000                       Requirement                    Requirement                  Actual
                                ----------------------------      ----------------------     ---------------------
                                     Amount            Ratio         Amount        Ratio      Amount        Ratio
                                ----------------       -----      -------------    -----     ---------      ------
Tier 1 Capital (to
Average Assets)
    Consolidated                     =>$20,472         => 5.0%       $16,378         4.0%     $29,110        7.1%
    Bank                             => 20,406         => 5.0%        16,324         4.0%      33,339        8.2%
Tier 1 Capital (to Risk
Weighted Assets)
    Consolidated                     =>$19,318         => 6.0%       $12,878         4.0%     $29,110        9.0%
    Bank                             => 19,215         => 6.0%        12,810         4.0%      33,339       10.4%
Total Capital (to Risk
Weighted Assets)
    Consolidated                     =>$32,196         =>10.0%       $25,757         8.0%     $37,628       11.7%
    Bank                             => 32,025         =>10.0%        25,620         8.0%      36,607       11.4%


Management believes, as of December 31, 2001, that the Company and the Bank meet all capital requirements to which it is subject.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank's net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to the Company without prior regulatory approval at December 31, 2001, is approximately $7,143,000.

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

  Years ended December 31,                    2001                   2000                 1999
----------------------------              -------------         -------------         -------------
Net income
  As reported                             $   3,894,340         $   4,222,296         $   4,118,761
  Pro forma                                   3,660,525             4,155,918             4,046,650
Basic earnings per common share
  As reported                             $         .99         $        1.02         $         .94
  Pro forma                                         .93                  1.00                   .92
Diluted earnings per common share
  As reported                             $         .95         $         .99         $         .91
  Pro forma                                         .89                   .97                   .89

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in the years ended December 31,:

                                    2001                 2000                      1999
                                -------------        ------------             -------------

Dividend yield                          3.5%                 4.2%                      3.9%
Risk-free interest rate         4.9% TO 5.4%         5.6% to 5.8%              4.7% to 6.0%
Expected lives                       9 YEARS              9 years                   9 years
Volatility                              .44                   .40                       .38

A summary of the status of the Company's fixed stock option plan as of and for the three years ended December 31, 2001, is presented below:

                                                                                                               Weighted
                                                                              Exercise Price                    Average
                                                             Shares                Range                    Exercise Price
                                                            ---------       -------------------           -----------------
 BALANCE, December 31, 1998                                   611,085       $ 5.49  -    $14.50                $  8.15
   Granted                                                     23,000        10.75  -     11.25                  11.03
   Exercised                                                  (23,675)        5.49  -      9.00                   5.67
   Expired                                                    (18,000)        5.49  -     13.63                   9.90
                                                             --------       -------------------                -------
 BALANCE, December 31, 1999                                   592,410         5.49  -     14.50                   8.31
   Granted                                                     46,500        10.50  -     10.50                  10.50
   Exercised                                                  (15,810)        5.49  -      9.00                   5.89
   Expired                                                    (18,550)        9.00  -     13.50                  10.31
                                                             --------       -------------------                -------
 BALANCE, December 31, 2000                                   604,550         5.49  -     14.50                   8.48
   Granted                                                     59,002        10.13  -     13.55                  13.29
   Exercised                                                  (38,050)        5.49  -     11.25                   5.83
   Expired                                                    (40,100)        8.33  -     13.55                  11.14
                                                             --------       -------------------                -------
 BALANCE, December 31, 2001                                   585,402       $ 5.49  -    $14.50                $  8.96
                                                             ========       ===================                =======

 Options exercisable at December 31, 2001                     345,802
 Options exercisable at December 31, 2000                     280,550
 Options exercisable at December 31, 1999                     247,760
  Weighted average fair value of options granted
    during 2001                                              $   5.19
  Weighted average fair value of options granted
    during 2000                                              $   3.51
  Weighted average fair value of options granted
    during 1999                                              $   3.66

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes information about fixed stock options outstanding:

                                                       DECEMBER 31, 2001
 -------------------------------------------------------------------------------------------------------------------------------
                                               Outstanding Options                                 Options Exercisable
                            -----------------------------------------------------------    -------------------------------------
                                                            Weighted
                                                            Average        Weighted                              Weighted
         Range of                        Number            Remaining        Average              Number           Average
         Exercise                   Outstanding at        Contractual      Exercise          Exercisable at      Exercise
           Price                   December 31, 2001          Life           Price          December 31, 2001      Price
    -----------------            -----------------       ------------     ---------        ------------------   ----------
    $ 5.49  -     $5.50                 227,600                 3.0         $  5.49               153,800         $  5.49
            -      6.23                  30,000                 3.6            6.23                30,000            6.23
      8.33  -      9.00                  84,800                 4.5            8.58                50,300            8.56
     10.13  -     10.50                  48,000                 8.9           10.48                 4,550           10.50
     10.75  -     13.45                  48,500                 7.5           12.11                18,950           12.71
     13.50  -     14.50                 146,502                 6.8           13.57                88,202           13.57
                                      ---------            --------         -------           -----------         -------
                                        585,402                 5.1         $  8.96               345,802         $  8.53
                                      =========            ========         =======           ===========         =======


                                                       DECEMBER 31, 2000
 ------------------------------------------------------------------------------------------------------------------------------
                                                 Outstanding Options                                 Options Exercisable
                                 ---------------------------------------------------         ----------------------------------
                                                           Weighted
                                                            Average         Weighted
         Range of                      Number              Remaining         Average              Average
         Exercise                  Outstanding at         Contractual       Exercise          Exercisable at          Exercise
           Price                 December 31, 2000            Life            Price          December 31, 2000         Price
     ------------------          -----------------        -----------      ----------        -----------------       ----------
     $5.49  -    $ 5.50                262,700                  4.0         $  5.49                165,200              $  5.49
                   6.23                 30,000                  4.6            6.23                 30,000                 6.23
      8.33  -      9.00                102,650                  5.5            8.56                 42,350                 8.58
                  10.50                 46,500                  9.9           10.50                     --                   --
     10.75  -     13.25                 41,500                  7.8           11.72                  6,100                11.97
     13.50  -     14.50                121,200                  6.8           13.56                 36,900                13.61
                                     ---------                -----         -------               --------              -------
                                       604,550                  5.6         $  8.48                280,550              $  7.25
                                     =========                 ====         =======               ========              =======

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                    December 31, 1999
------------------------------------------------------------------------------------------------------------------------
                                               Outstanding Options                             Options Exercisable
                               ---------------------------------------------------       -------------------------------
                                                       Weighted
                                                       Average            Weighted                             Weighted
          Range of                   Number           Remaining            Average            Number           Average
          Exercise               Outstanding at      Contractual          Exercise        Exercisable at       Exercise
           Price                December 31, 1999        Life               Price        December 31, 1999       Price
    --------------------       ------------------    ------------         ---------      -----------------     ---------
    $ 5.49  -    $ 5.50               276,710             5.0              $  5.49            155,510           $  5.49
                   6.23                30,000             5.6                 6.23             30,000              6.23
      8.33  -      9.00               114,200             6.5                 8.60             34,400              8.62
     10.75  -     13.25                47,500             8.8                11.62              2,450             12.17
     13.50  -     14.50               124,000             7.8                13.56             25,400             13.64
                               --------------        --------             --------         ----------           -------
                                      592,410             6.2              $  8.31            247,760           $  6.92
                               --------------        --------             --------         ----------           -------


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

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2001 and 2000, total commitments to extend credit were approximately $49,349,000 and $30,630,000, respectively, in unfunded loan commitments.

  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At December 31, 2001 and 2000, commitments under standby letters of credit aggregated approximately $1,263,000 and $935,000, respectively. In 2001 and 2000, the Bank was not required to perform on a standby letter of credit.

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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 1998, the Parent Company had directly guaranteed to the Bank $3,000,000 of a $6,000,000 loan to Winter Park Insurance Investments, Inc.. In connection with this guarantee, the Parent Company had the option to purchase $3,000,000 of the debt from the Bank and convert such debt to a 50 percent ownership in Winter Park Insurance Investments, Inc. during a 36-month period beginning in October 1998. The loan originally matured in 2001, but has since been modified and extended to July 2006. In November 1999, the Parent Company sold this option to Winter Park Insurance Investments, Inc. and the parent company was released from its guaranty of the loan. The terms of the sale included a $100,000 payment at closing and $300,000 annually at the anniversary date of the sale for each of the subsequent three years, for a total of $1,000,000. For accounting purposes, $312,375 was recognized as income on the sale.


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


15.   SUPPLEMENTAL FINANCIAL DATA

Components of other expense in excess of 1 percent of total interest and other income are as follows:

 Years ended December 31,                                                     2001                2000               1999
-------------------------                                                  ----------          ----------         ----------
 Merchant bank card processing expenses                                    $2,519,241          $2,291,886         $1,691,774
 Other merchant charges                                                       523,705             453,929            393,144
 Operating supplies                                                           518,128             389,901            425,902
 Computer services                                                          1,537,222           1,421,542          1,395,051
 Legal and professional fees                                                  734,851             587,267            482,802
 Marketing and community relations                                            779,572             564,520            458,026
 Postage, courier, and armored car                                            515,920             456,426            420,963

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows:

                                                           2001                                       2000
                                            ----------------------------------          ---------------------------------

 December 31,                                 CARRYING              ESTIMATED             Carrying              Estimated
                                                VALUE              FAIR VALUE               Value              Fair Value
                                            ------------          ------------          ------------          ------------
Financial assets:
   Cash and cash equivalents                $ 21,270,000          $ 21,270,000          $ 23,565,000          $ 23,565,000
   Investment securities held to
     maturity                                 18,506,000            18,808,000            34,454,000            33,793,000
   Investment securities available
     for sale                                 35,474,000            35,474,000            34,754,000            34,754,000
   Loans                                     375,153,000           378,420,000           311,818,000           311,342,000

Financial liabilities:
   Noncontractual deposits                  $283,985,000          $283,985,000          $245,887,000          $245,887,000
   Contractual deposits                      131,751,000           134,128,000           146,540,000           147,434,000
   Federal Home Loan Bank
     Advances                                 25,000,000            25,000,000                    --                    --
   Short-term borrowings                         734,000               734,000             1,042,000             1,042,000

Notes payable                                  5,250,000             5,315,000             5,250,000             5,349,000
Trust preferred securities                    13,000,000            13,100,000             8,000,000             8,134,000

Off-balance-sheet instruments:
   Undisbursed credit lines                          N/A          $ 49,349,000                   n/a          $ 30,630,000
   Standby letters of credit                         N/A             1,263,000                   n/a               935,000


17.   SEGMENT REPORTING

TIB Financial Corp. has four reportable segments: community banking, merchant bank card processing, insurance sales and government guaranteed loan sales and servicing. The community banking segment's business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bank card processing segment processes credit card transactions for local merchants. The insurance agency offers a full line of commercial and residential coverage as well as life, health and annuities. The government guaranteed loan segment originates and sells the guaranteed portion of loans that qualify for such guarantees, such as those offered by the Small Business Administration and the U.S. Department of Agricultural Rural Development Business and Industry Program.

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

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Government
                                                             Guaranteed
Year ended                    Community        Merchant      Loan Sales      Insurance          All
December 31, 2001              Banking         Bankcard     and Servicing   Agency Sales       Other            Total
-----------------           -------------     -----------   -------------   ------------    -----------     -------------
Interest income             $  33,655,796     $        --     $      --     $        --     $    61,682     $  33,717,478
Interest expense              (14,096,439)             --            --              --      (1,700,964)      (15,797,403)
                            -------------     -----------     ---------     -----------     -----------     -------------
Net interest income            19,559,357              --            --              --      (1,639,282)       17,920,075

Other income                    4,852,406       4,009,664       206,432       1,458,299         997,593        11,524,394
Equity in income (loss),
   net of goodwill
   amortization, from
   investment in ERAS
   Joint Venture                       --              --            --              --        (235,490)         (235,490)
Depreciation and
   amortization                (1,676,525)        (42,158)      (30,790)       (166,061)         (4,989)       (1,920,523)
Other expense                 (15,847,881)     (3,405,858)     (282,630)     (1,365,018)       (462,529)      (21,363,916)
                            -------------     -----------     ---------     -----------     -----------     -------------
Pretax segment profit       $   6,887,357     $   561,648     $(106,988)    $   (72,780)    $(1,344,697)    $   5,924,540
                            =============     ===========     =========     ===========     ===========     =============

Segment assets              $ 490,644,124     $    85,231     $ 166,297     $ 2,285,331     $   811,262     $ 493,992,245
                            =============     ===========     =========     ===========     ===========     =============

                                                              Government
                                                              Guaranteed
Year ended                    Community         Merchant      Loan Sales     Insurance           All
December 31, 2000              Banking          Bankcard    and Servicing   Agency Sales        Other            Total
------------------          -------------     -----------   -------------   ------------     -----------    -------------

Interest income            $  32,099,739       $        --    $      --     $        --       $    89,784    $  32,189,523
Interest expense             (14,140,169)               --           --              --          (635,175)     (14,775,344)
                           -------------       -----------    ---------     -----------       -----------    -------------
Net interest income           17,959,570                --           --              --          (545,391)      17,414,179

Other income                   3,102,276         3,690,789      386,212         153,639           272,358        7,605,274
Equity in income, net
   of goodwill
   amortization, from
   investment in ERAS
   Joint Venture                      --                --           --              --            32,300           32,300
Depreciation and
   amortization               (1,305,042)          (53,982)     (30,441)        (29,655)           (4,052)      (1,423,172)
Other expense                (12,826,376)       (3,128,707)    (262,482)       (174,890)         (551,130)     (16,943,585)
                           -------------       -----------    ---------     -----------       -----------    -------------
Pretax segment profit      $   6,930,428       $   508,100    $  93,289     $   (50,906)      $  (795,915)   $   6,684,996
                           =============       ===========    =========     ===========       ===========    =============
Segment assets             $ 434,790,214       $    96,527    $ 193,032     $ 2,387,937       $ 1,852,435    $ 439,320,145
                           =============       ===========    =========     ===========       ===========    =============

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                    Government
                                                                    Guaranteed
Year ended                     Community           Merchant          Loan Sales          All
December 31, 1999               Banking            Bankcard        and Servicing        Other                Total
                             -------------        -----------      -------------      ----------         -------------

Interest income              $  27,888,101                 --        $      --        $    17,358        $  27,905,459
Interest expense               (11,262,333)                --               --            (36,555)         (11,298,888)
                             -------------        -----------        ---------        -----------        -------------
Net interest income             16,625,768                 --               --            (19,197)          16,606,571

Other income                     2,807,535          2,827,876          809,988            542,867            6,988,266
Equity in income, net
   of goodwill
   amortization, from
   Investment in ERAS
   Joint Venture                        --                 --               --            179,008              179,008
Depreciation and
   amortization                 (1,319,400)           (53,467)         (15,056)            (2,741)          (1,390,664)
Other expense                  (12,715,652)        (2,366,535)        (398,299)          (409,787)         (15,890,273)
                             -------------        -----------        ---------        -----------        -------------
Pretax segment profit
   excluding effect of
   change in
   accounting
   principle)                $   5,398,251        $   407,874        $ 396,633        $   290,150        $   6,492,908
                             =============        ===========        =========        ============        -------------

Segment assets               $ 389,967,920        $   129,416        $ 223,472        $ 1,808,523        $ 392,129,331
                             =============        ===========        =========        ============        -------------

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.   CONDENSED FINANCIAL INFORMATION OF TIB FINANCIAL CORP.

                            CONDENSED BALANCE SHEETS
                                  (Parent Only)

 December 31,                                                         2001                      2000
---------------                                                    -----------               -----------
ASSETS

Cash on deposit with subsidiary                                    $ 2,027,432               $   190,082
Dividends and other receivables from subsidiaries                        9,886                   526,076
Investment in bank subsidiary                                       43,010,282                36,270,320
Investment in TIB Software & Services, Inc.                            264,826                   922,096
Investment in TIBFL Statutory Trust I                                  248,000                   248,000
Investment in TIBFL Statutory Trust II                                 155,000                        --
Investment in Keys Insurance Agency, Inc.                            2,172,568                 2,274,954
Note receivable                                                        264,317                   497,196
Interest receivable                                                      6,550                    12,321
Income tax receivable                                                       --                    28,083
Other assets                                                           473,861                   353,947
                                                                   -----------               -----------

TOTAL ASSETS                                                       $48,632,722               $41,323,075
                                                                   ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Dividends payable                                               $   424,206               $   419,509
   Interest payable                                                    503,211                   451,274
   Due to subsidiaries                                                 150,369                   294,000
   Notes payable                                                    18,653,000                13,498,000
   Deferred tax liability                                               89,236                    93,638
   Income tax payable                                                  140,187                        --
   Other liabilities                                                       421                   330,000
                                                                   -----------               -----------

 Total liabilities                                                  19,960,630                15,086,421
                                                                   -----------               -----------

 STOCKHOLDERS' EQUITY
   Common stock                                                        394,610                   390,241
   Surplus                                                           8,221,937                 7,886,047
   Retained earnings                                                20,019,145                17,815,366
   Market valuation reserve on investment securities
     available for sale                                                 36,400                   145,000
                                                                   -----------               -----------

 Total stockholders' equity                                         28,672,092                26,236,654
                                                                   -----------               -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $48,632,722               $41,323,075
                                                                   ===========               ===========

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  CONDENSED FINANCIAL INFORMATION OF TIB FINANCIAL CORP. (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                                  (Parent Only)


Years ended December 31,                                                2001                2000               1999
------------------------                                             ----------          ----------         ----------

 OPERATING INCOME
    Dividend from bank subsidiary                                     $1,924,122          $4,505,740         $1,464,606
    Dividend from TIBFL Statutory Trust I                                 26,288               8,325                 --
    Dividend from TIBFL Statutory Trust II                                 4,449                  --                 --
    Dividend from TIB Software & Services, Inc.                          511,526                  --                 --
    Gain on sale of insurance company option                                   -                  --            312,375
    Interest income on note receivable                                    61,682              89,784             17,358
                                                                      ----------          ----------         ----------

 Total operating income                                                2,528,067           4,603,849          1,794,339
                                                                      ----------          ----------         ----------

 OPERATING EXPENSE
    Interest expense                                                   1,731,701             643,500             36,555
    Other expense                                                        259,617             274,641            251,763
                                                                      ----------          ----------         ----------

 Total operating expense                                               1,991,318             918,141            288,318

    Income before income tax benefit (expense) and
      equity in undistributed earnings (loss) of
      subsidiaries                                                       536,749           3,685,708          1,506,021

    Income tax benefit (expense)                                         701,300             295,300            (28,740)
                                                                      ----------          ----------         ----------

    Income before equity in undistributed earnings
      (losses) of subsidiaries                                         1,238,049           3,981,008          1,477,281
    Equity in undistributed earnings of bank subsidiary                2,848,561             252,893          2,576,879
    Equity in undistributed loss of Keys Insurance
      Agency, Inc.                                                       (45,380)            (31,750)                --
    Equity in undistributed earnings (loss) of TIB
      Software & Services, Inc.                                         (146,890)             20,145            111,648
                                                                      ----------          ----------         ----------

 NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                               3,894,340           4,222,296          4,165,808
    Cumulative effect of change in accounting principle
      for deferred organization costs, net of tax benefit
      of $28,300                                                               -                  --            (47,047)
                                                                      ----------          ----------         ----------

 NET INCOME                                                           $3,894,340          $4,222,296         $4,118,761
                                                                      ==========          ==========         ==========

                      TIB FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     18. CONDENSED FINANCIAL INFORMATION OF TIB FINANCIAL CORP. (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Parent Only)

 Years ended December 31                                               2001                 2000               1999
                                                                    ------------         -----------        ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $ 3,894,340          $ 4,222,296        $ 4,118,761
    Cumulative effect of change in accounting principle                      --                   --             75,347
    Equity in undistributed earnings of bank subsidiary              (2,848,561)            (252,893)        (2,576,879)
    Equity in undistributed (earnings) loss of TIB
      Software & Services, Inc.                                         146,890              (20,145)          (111,648)
    Equity in loss of Keys Insurance Agency, Inc.                        45,380               31,750                 --
    Payment on note receivable from sale of option                      300,000              300,000            100,000
    Gain on sale of insurance company option                                 --                   --           (312,375)
    Amortization of intangibles and other assets                         52,652               43,908             38,803
    Increase in other assets                                            (63,101)             (91,769)           (17,372)
    Decrease in due to subsidiaries                                    (143,631)            (147,000)           (49,000)
    Increase in interest payable                                         51,937              451,274                 --
    Increase in other liabilities                                           421                   --                 --
    Deferred income taxes                                                (4,402)              11,696             81,942
    Increase (decrease) in net income tax obligation                    218,662               89,539            (42,442)
                                                                    ------------         -----------     --------------
 Net cash provided by operating activities                            1,650,587            4,638,656          1,305,137
                                                                    ------------         -----------     --------------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in receivables from subsidiaries            516,190               27,734          (103,382)
    Investment in bank subsidiary                                    (4,000,000)          (8,008,000)               --
    Investment in insurance subsidiary                                       --              (50,000)               --
    Purchase of Keys Insurance Agency of
      Monroe County, Inc. (see below)                                        --           (1,706,705)               --
    Investment in Keys Insurance Agency, Inc. to
      purchase BonData Group Limited, Inc.                             (204,750)                  --                --
    Investment in TIBFL Statutory Trust I                                    --             (248,000)               --
    Investment in TIBFL Statutory Trust II                             (155,000)                  --                --
    Return of capital from TIB Software & Services, Inc.                510,380                   --                --
                                                                    ------------         -----------     --------------

 Net cash used in investing activities                               (3,333,180)          (9,984,971)         (103,382)
                                                                    ------------         -----------     --------------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                             221,623               93,138            143,279
    Cash dividends paid                                              (1,685,864)          (1,792,998)        (1,801,623)
    Treasury stock repurchased                                               --              (51,590)          (493,684)
    Compensation paid through issuance of common stock                       --                   --            183,337
    Advances on line of credit                                               --                   --            659,625
    Repayment of line of credit                                              --             (659,625)                --
    Proceeds from issuance of long-term debt                          5,155,000            8,248,000                 --
    Debt issuance costs                                                (170,816)            (301,858)            (9,625)
                                                                    ------------         -----------     --------------

 Net cash provided (used) by financing activities                     3,519,943            5,535,067         (1,318,691)
                                                                    ------------         -----------     --------------
 NET (DECREASE) INCREASE IN CASH                                      1,837,350              188,752           (116,936)

 CASH, BEGINNING OF YEAR                                                190,082                1,330            118,266
                                                                    ------------         -----------     --------------

 CASH, END OF YEAR                                                  $ 2,027,432          $   190,082     $        1,330
                                                                    ============         ===========     ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors", "Management", and "Filings Under Section 16(A) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be utilized in connection with the Company's 2002 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement to be utilized in connection with the Company's 2002 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

The information contained under the caption "Principal Shareholders" in the Proxy Statement to be utilized in connection with the Company's 2002 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 2002 Annual Shareholders Meeting is incorporated herein by reference.

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

         3.  EXHIBITS

         Exhibit Numbers

         3.1*     Articles of Incorporation
         3.2*     Bylaws
         4.1*     Specimen Stock Certificate
         10.1*    Employment Contract between Edward V. Lett and TIB Bank of the
                  Keys **
         10.2*    401(K) Savings and Employee Stock Ownership Plan **
         10.3*    Employee Incentive Stock Option Plan **
         10.4*    Employment Contract between Millard J. Younkers, Jr. and TIB
                  Bank of the Keys **
         10.5*    Employment Contract between Edward V. Lett and TIB Bank of the
                  Keys (as amended September 24, 1996) **
         10.6     Form of Director Deferred Fee Agreement**
         10.7     Form of Director Split Dollar Agreement**
         10.8     Form of Salary Continuation Agreement**
         10.9     Form of Executive Officer Split Dollar Agreement**
         21.1     Subsidiaries of the Company
         23.1     Consent of BDO Seidman, LLP


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

(B)      REPORTS ON FORM 8-K

         The Company did not file any current reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2002.

TIB FINANCIAL CORP.

By:   /s/ Edward V. Lett
   ----------------------------------
   Edward V. Lett
    President, CEO, & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2002.

         SIGNATURE                                                     TITLE
         ---------                                                     -----
  /s/ Edward V. Lett                                          President (Principal Executive
------------------------------                                     Officer), CEO and Director
Edward V. Lett



 /s/ Armando J. Henriquez                                     Director
-----------------------------
Dr. Armando J. Henriquez


 /s/ Gretchen K. Holland                                      Director
-----------------------------
Gretchen K. Holland


  /s/ James R. Lawson                                         Director
-----------------------------
James R. Lawson


/s/ Thomas J. Longe                                           Director
-----------------------------
Thomas J. Longe


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


 /s/ Derek D. Martin-Vegue                                    Director
-----------------------------
Derek D. Martin-Vegue


  /s/ Joseph H. Roth, Jr.                                     Director
-----------------------------
Joseph H. Roth, Jr.

  /s/ Marvin F. Schindler                                     Director
-----------------------------
Marvin F. Schindler


 /s/ Millard J. Younkers, Jr.                                 Director
-----------------------------
Millard J. Younkers, Jr.



/s/ Robert A. Zolten                                          Director
-----------------------------
Robert A. Zolten


 /s/ David P. Johnson                                         Chief Financial and Accounting Officer
-----------------------------
David P. Johnson