Form 10-Q
period 2002-03-31
TIB FINANCIAL CORP
filed 2002-05-10
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended MARCH 31, 2002	Commission File Number 0-29132

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	65-0655973 (I.R.S. Employer Identification No.)

99451 OVERSEAS HIGHWAY, KEY LARGO, FLORIDA 33037-7808

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	305-451-4660

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

YES	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	3,977,000

Class	Outstanding as of May 1, 2002

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and due from banks	$14,997,266	$21,269,909
Federal funds sold	27,183,000	—
Investment securities held to maturity	18,505,752	18,505,912
Investment securities available for sale	42,781,120	35,473,748
Loans, net of deferred loan fees	388,943,888	378,946,753
Less: allowance for loan losses	3,933,316	3,793,842

Loans, net	385,010,572	375,152,911
Premises and equipment, net	17,550,730	17,633,154
Goodwill	2,305,405	2,305,405
Intangible assets, net	2,202,033	2,276,006
Other assets	20,117,867	21,375,200

TOTAL ASSETS	$530,653,745	$493,992,245

LIABILITIES
Deposits:
Noninterest-bearing demand	$100,894,118	$82,110,626
Interest-bearing demand and money market	181,254,166	175,742,070
Savings	29,765,825	26,132,494
Time deposits of $100,000 or more	61,932,222	56,345,992
Other time deposits	81,042,160	75,404,677

Total Deposits	454,888,491	415,735,859
Federal Home Loan Bank advances	20,000,000	25,000,000
Short-term borrowings	2,308,197	733,760
Notes payable	5,250,000	5,250,000
Trust preferred securities	13,000,000	13,000,000
Other liabilities	5,733,179	5,600,534

TOTAL LIABILITIES	501,179,867	465,320,153

STOCKHOLDERS’ EQUITY
Common stock — $.10 par value: 7,500,000 shares authorized, 3,976,900 and 3,946,100 shares issued	397,690	394,610
Additional paid in capital	8,430,641	8,221,937
Retained earnings	20,782,547	20,019,145
Accumulated other comprehensive income (loss)	(137,000)	36,400

TOTAL STOCKHOLDERS’ EQUITY	29,473,878	28,672,092

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$530,653,745	$493,992,245

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,

	2002	2001

INTEREST INCOME
Loans, including fees	$6,637,969	$7,390,122
Investment securities:
U.S. Treasury securities	40,783	39,779
U.S. Government agencies and corporations	589,809	870,015
States and political subdivisions, tax-exempt	66,868	68,716
States and political subdivisions, taxable	77,865	29,638
Other investments	67,439	24,455
Interest bearing deposits in other bank	1,714	1,158
Federal funds sold	58,916	363,433

TOTAL INTEREST INCOME	7,541,363	8,787,316

INTEREST EXPENSE
Interest-bearing demand and money market	483,859	1,696,503
Savings	52,787	129,070
Time deposits of $100,000 or more	684,065	1,008,539
Other time deposits	850,980	1,334,358
Long term debt – trust preferred securities	285,517	214,302
Federal Home Loan Bank advances	98,771	—
Notes payable	118,618	171,118
Short-term borrowings	4,879	16,844

TOTAL INTEREST EXPENSE	2,579,476	4,570,734

NET INTEREST INCOME	4,961,887	4,216,582

PROVISION FOR LOAN LOSSES	135,000	135,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,826,887	4,081,582
OTHER INCOME
Service charges on deposit accounts	532,685	591,802
Investment securities gains, net	74,284	1,866
Merchant bankcard processing income	1,333,336	1,247,295
Fees on mortgage loans sold at origination	359,611	212,422
Commissions on sales by Keys Insurance Agency, Inc.	399,893	319,198
Retail investment services	89,653	39,042
Equity in (loss), net of goodwill amortization, from investment in ERAS Joint Venture	—	(43,926)
Other income	304,428	257,493

TOTAL OTHER INCOME	3,093,890	2,625,192

OTHER EXPENSE
Salaries and employee benefits	2,710,504	2,366,059
Net occupancy expense	963,283	769,137
Other expense	2,409,672	2,303,373

TOTAL OTHER EXPENSE	6,083,459	5,438,569

INCOME BEFORE INCOME TAX EXPENSE	1,837,318	1,268,205
INCOME TAX EXPENSE	646,400	441,000

NET INCOME	$1,190,918	$827,205

BASIC EARNINGS PER SHARE:	$0.30	$0.21
DILUTED EARNINGS PER SHARE:	$0.29	$0.20

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other		Additional
		Comprehensive	Retained	Comprehensive	Common	Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2001	$28,672,092		$20,019,145	$36,400	$394,610	$8,221,937
Comprehensive Income Net Income	1,190,918	$1,190,918	1,190,918
Other comprehensive income, net of tax benefit of $104,900:
Net market valuation adjustment on securities available for sale	(127,047)	(127,047)
Less: reclassification adjustment for gains included in net income	(46,353)	(46,353)

Other comprehensive income, net of tax		(173,400)		(173,400)

Comprehensive income		$1,017,518

Exercise of stock options	211,784				3,080	208,704
Cash dividends declared, $.1075 per share	(427,516)		(427,516)

Balance at March 31, 2002	$29,473,878		$20,782,547	$(137,000)	$397,690	$8,430,641

				Accumulated
				Other		Additional
		Comprehensive	Retained	Comprehensive	Common	Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2000	$26,236,654		$17,815,366	$145,000	$390,241	$7,886,047
Comprehensive Income Net Income	827,205	$827,205	827,205
Other comprehensive income, net of tax expense of $154,000:
Net market valuation adjustment on securities available for sale	255,000	255,000		255,000

Comprehensive income		$1,082,205

Exercise of stock options	57,900				1,025	56,875
Income tax benefit from stock options exercised	10,078					10,078
Cash dividends declared, $.1075 per share	(420,612)		(420,612)

Balance at March 31, 2001	$26,966,225		$18,221,959	$400,000	$391,266	$7,953,000

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	For the three month period ended
	March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,190,918	$827,205
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investments	14,262	6,413
Amortization of intangible assets	73,973	119,914
Depreciation of premises and equipment	382,082	324,499
Provision for loan losses	135,000	135,000
Deferred income tax provision (benefit)	(138,535)	(70,325)
Deferred net loan fees	(39,194)	(109,052)
Investment securities (gains), net	(74,284)	(1,866)
Net (gain) loss on sale/disposal of premises and equipment	(891)	9,812
Gain on sale of servicing rights	(477)	—
Net proceeds received from servicing rights sale	36,088	—
(Increase) decrease in other assets	1,458,517	(3,666,397)
Increase in other liabilities	135,974	691,224
Equity in loss, net of goodwill amortization, from investment in ERAS JV	—	43,926

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	3,173,433	(1,689,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity	—	(117,500)
Purchases of investment securities available for sale	(11,909,634)	(3,726,210)
Repayments of principal and maturities of investment securities available for sale	1,147,894	1,179,970
Sales of investment securities available for sale	3,236,250	—
Maturities of investment securities held to maturity	—	10,000,000
Loans originated or acquired, net of principal repayments	(9,953,467)	(12,360,384)
Purchases of premises and equipment	(310,433)	(2,629,495)
Surrender value of purchased life insurance policies	—	(310,000)
Sales of premises and equipment	11,666	4,340

NET CASH USED IN INVESTING ACTIVITIES	(17,777,724)	(7,959,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,574,437	(186,586)
Net increase (decrease) in FHLB advances	(5,000,000)	—
Net increase in demand, money market and savings accounts	27,928,919	35,542,415
Net increase in time deposits	11,223,713	6,182,642
Proceeds from exercise of stock options	211,784	57,900
Cash dividends paid	(424,205)	(419,509)

NET CASH PROVIDED BY FINANCING ACTIVITIES	35,514,648	41,176,862

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,910,357	31,527,936
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,269,909	23,565,494

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,180,266	$55,093,430

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
Interest	$3,501,473	$4,609,883
Income taxes	31,000	—

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2002. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2001.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank of the Keys, TIB Software and Services, Inc., TIBFL Statutory Trust I, TIBFL Statutory Trust II, and Keys Insurance Agency, Inc. and the Bank’s two subsidiaries, TIB Government Loan Specialists, Inc. and TIB Investment Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The amortized cost and estimated fair value of investment securities held-to-maturity at March 31, 2002 and December 31, 2001 are presented below:

	March 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$205,622	$1,958	$236	$207,344
U.S. Government agencies and corporations	16,674,370	110,995	131,809	16,653,556
Other investments	1,625,760	—	—	1,625,760

	$18,505,752	$112,953	$132,045	$18,486,660

	December 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$205,897	$4,572	$—	$210,469
U.S. Government agencies and corporations	16,674,255	297,653	—	16,971,908
Other investments	1,625,760	—	—	1,625,760

	$18,505,912	$302,225	$—	$18,808,137

Other investments consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2002 and December 31, 2001 are presented below:

	March 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$3,011,716	$46,424	$—	$3,058,140
U.S. Government agencies and corporations	10,298,053	—	170,009	10,128,044
States and political subdivisions — tax-exempt	5,518,929	120,633	—	5,639,562
States and political subdivisions — taxable	4,845,766	29,754	505,704	4,369,816
Mortgage-backed securities	19,326,657	306,656	47,755	19,585,558

	$43,001,121	$503,467	$723,468	$42,781,120

	December 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$3,017,174	$71,896	$—	$3,089,070
U.S. Government agencies and corporations	105,757	712	—	106,469
States and political subdivisions — tax-exempt	5,742,409	90,163	693	5,831,879
States and political subdivisions — taxable	5,016,978	49,216	269,075	4,797,119
Mortgage-backed securities	18,359,772	84,675	5,236	18,439,211
Corporate bonds	3,173,358	36,642	—	3,210,000

	$35,415,448	$333,304	$275,004	$35,473,748

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

Major classifications of loans are as follows:

	March 31, 2002	December 31, 2001

Real estate mortgage loans:
Commercial	$238,967,959	$233,025,987
Residential	70,575,564	68,372,957
Construction	10,593,119	6,433,674
Commercial loans	45,200,561	46,927,000
Consumer loans	9,096,187	9,636,806
Home equity loans	14,628,197	14,707,222

Total loans	389,061,587	379,103,646
Net deferred loan fees	117,699	156,893

Loans, net of deferred loan fees	$388,943,888	$378,946,753

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, review of specific problem loans, and changes in the nature and volume of the loan portfolio. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

Activity in the allowance for loan losses for the three months ended March 31, 2002 and March 31, 2001 follows:

	2002	2001

Balance, January 1	$3,793,842	$3,267,873
Provision charged to expense	135,000	135,000
Loans charged off	—	(364,265)
Recoveries of loans previously charged off	4,474	4,486

Balance, March 31	$3,933,316	$3,043,094

NOTE 5 – EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share have been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per share.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:

	Net Earnings	Common Shares	Per Share Amount

For the three months ended March 31, 2002:
Basic earnings per common share	$1,190,918	3,952,229	$.30
Effect of dilutive stock options	—	149,828	(.01)

Diluted earnings per common share	$1,190,918	4,102,057	$.29

For the three months ended March 31, 2001:
Basic earnings per common share	$827,205	3,905,653	$.21
Effect of dilutive stock options	—	150,290	(.01)

Diluted earnings per common share	$827,205	4,055,943	$.20

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

Total options granted, exercised, and expired during the three months ended March 31, 2002, were 134,500, 30,800, and 27,086, respectively. As of March 31, 2002, 662,016 options for shares were outstanding.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No.142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company adopted SFAS No. 141 on July 1, 2001, and is required to adopt SFAS 142 on a prospective basis as of January 1, 2002. During the second quarter of 2002, the Company will perform its evaluation of possible impairment of goodwill as required under SFAS 142. The Company will continue to evaluate goodwill for impairment on an annual basis.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 is effective for the Company’s fiscal year beginning January 1, 2002. There will be no current impact of adoption on its financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 4, which was amended by SFAS No. 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS No. 145 will not have a current impact on the Company’s consolidated financial statements.

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

Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the company’s internal organization and disclosure of operating results based upon internal accounting methods.

The results of the Company’s segments are as follows:

			Government
		Merchant	Guaranteed	Insurance
Three months ended	Community	Bankcard	Loans Sales	Agency	All
March 31, 2002	Banking	Processing	and Servicing	Sales	Other	Totals

Interest income	$7,532,564	$—	$—	$—	$8,799	$7,541,363
Interest expense	2,174,668	—	—	—	404,808	2,579,476

Net interest income	5,357,896	—	—	—	(396,009)	4,961,887
Other income	1,244,927	1,333,336	26,081	399,893	89,653	3,093,890
Depreciation and amortization	427,376	10,500	4,095	12,781	1,303	456,055
Other expense	4,183,838	1,082,664	23,123	349,549	123,230	5,762,404

Pretax segment profit (loss)	$1,991,609	$240,172	$(1,137)	$37,563	$(430,889)	$1,837,318

Segment Assets	$527,131,127	$83,849	$162,203	$2,260,005	$1,016,561	$530,653,745

			Government
		Merchant	Guaranteed	Insurance
Three months ended	Community	Bankcard	Loans Sales	Agency	All
March 31, 2001	Banking	Processing	and Servicing	Sales	Other	Totals

Interest income	$8,770,434	$—	$—	$—	$16,882	$8,787,316
Interest expense	4,183,438	—	—	—	387,296	4,570,734

Net interest income	4,586,996	—	—	—	(370,414)	4,216,582
Other income	1,031,328	1,247,295	32,255	319,198	39,042	2,669,118
Equity in income (loss), net of goodwill amortization, from investment in ERAS JV	—	—	—	—	(43,926)	(43,926)
Depreciation and amortization	380,681	10,481	7,581	44,483	1,187	444,413
Other expense	3,630,839	1,025,710	64,058	312,086	96,463	5,129,156

Pretax segment profit (loss)	$1,606,804	$211,104	$(39,384)	$(37,371)	$(472,948)	$1,268,205

Segment Assets	$477,821,875	$93,563	$189,506	$2,379,919	$1,785,573	$482,270,436

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, the following information is presented on the Company’s goodwill and intangible assets:

Amortized Intangible Assets	Gross Carrying	Accumulated	Net Book
at March 31, 2002:	Amount	Amortization	Value

Core Deposit Intangible	$2,941,234	$787,620	$2,153,614
Excess Servicing Fees	110,495	62,076	48,419

Total	$3,051,729	$849,696	$2,202,033

Intangible amortization expense totaled $73,973 for the three months ended March 31, 2002.

The changes in the carrying amount of goodwill for the three months ended March 31, 2002, are as follows:

	Government
	Guaranteed Loan
	Sales and	Insurance Agency	Investment in
	Servicing	Sales	ERAS JV (a)	Totals

Balance as of January 1, 2002	$155,232	$2,010,211	$139,962	$2,305,405
Goodwill acquired during the period	—	—	—	—
Impairment losses	—	—	—	—

Goodwill as of March 31, 2002	$155,232	$2,010,211	$139,962	$2,305,405

     (a)  Investment in ERAS JV is reported as “All Other” in the segment reporting table in Note 8.

The following table indicates what reported net income would have been had goodwill not been amortized:

	For the three months ended
	March 31, 2002	March 31, 2001

Reported net income	$1,190,918	$827,205
Add back: Goodwill amortization, net of tax effect	—	35,346

Adjusted net income	$1,190,918	$862,551

Basic earnings per share:
Reported net income	$0.30	$0.21
Goodwill amortization	—	0.01

	For the three months ended
	March 31, 2002	March 31, 2001

Adjusted net income	$0.30	$0.22

Diluted earnings per share:
Reported net income	$0.29	$0.20
Goodwill amortization	—	0.01

Adjusted net income	$0.29	$0.21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of TIB Financial Corp. to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company’s market area and elsewhere. All forward looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of March 31, 2002, and statement of income for the three months ended March 31, 2002.

The Company’s net income of $1,190,918 for the first quarter of 2002 was a 44.0% increase compared to $827,205 for the same period last year. The increase in net income is attributed to the net of the following: an increase of $745,305 or 17.7%, in net interest income; an increase of $468,698, or 17.9%, in other income; an increase in other expense of $644,890, or 11.9%; and an increase in income tax expense of $205,400 or 46.6%.

Basic and diluted earnings per share for the first quarter of 2002 were $0.30 and $0.29 respectively as compared to $0.21 and $0.20 per share in the previous year’s quarter.

Book value per share increased to $7.41 at March 31, 2002 from $7.27 at December 31, 2001. The Company paid a quarterly dividend of $0.1075 per share in each of the first quarters of 2002 and 2001.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the three months ended March 31, 2002 was 16.27% on average equity of $29,286,000, compared to 12.42% on average equity of $26,641,000 for the same period in 2001. Annualized return on average assets of $508,007,000 for the three months ended March 31, 2002 was 0.94%, compared to 0.72% on average assets of $460,263,000 for the same period in 2001.

The Company’s expansion into Southwest Florida began in 2001 with the opening of two new branch facilities. On July 16, 2001, its office on J & C Boulevard in Naples opened and is located in an industrial park and trade center. This facility is targeted to serve the small to midsize commercial customer and houses the commercial lending offices for the area. On December 3rd, a full service retail branch opened in Bonita Springs and is situated in the fast growing area north of Naples in southern Lee County. Currently under construction is the Company’s third branch which is located in downtown Naples and is expected to open in the fourth quarter of 2002. Opening new branch facilities is dilutive to earnings in the near term but is a factor in achieving sustainable long-term growth.

Net interest income is one measurement of how management has balanced the Company’s interest rate sensitive assets and liabilities. The Company’s net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, interest bearing deposits in other banks and investment securities. The Company’s interest-bearing liabilities include its deposits, federal funds purchased, notes payable related to Company shares repurchased, trust preferred securities, advances from the

Federal Home Loan Bank, and other short-term borrowings. Net interest income increased $745,305 or 17.7% to $5.0 million, in the three months ended March 31, 2002 as compared to the same period last year. The prime rate as published in the Wall Street Journal began 2001 at 9.5% and by December 2001 it had declined to 4.75% due to declines in the Federal Funds Rate which were matched by all the major banks in this key lending rate. The majority of the Bank’s loans are indexed to the Prime Rate and most of those reset within every six months. The average yield on interest earnings assets for the first quarter of 2002 was 6.75% which was a decrease of 187 basis points compared to the 8.62% yield earned during the first quarter of 2001. The average cost of interest bearing deposits declined 266 basis points from 5.11% during the first quarter of 2001 to 2.45% for the comparable period in 2002, and the rate of all interest bearing liabilities decreased 264 basis points, from 5.37% in 2001 to 2.73% in 2002. The Company’s net interest margin increased to 4.45% in the first three months of 2002 compared to 4.16% in the first three months of 2001.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2002 and March 31, 2001.

		2002			2001

	AVERAGE	INCOME/	YIELDS	AVERAGE	INCOME/	YIELDS
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES

Interest-earning assets:
Loans (1)(2)	$384,315	$6,644	7.01%	$321,646	$7,390	9.32%
Investment securities – taxable	50,908	776	6.18%	60,428	964	6.47%
Investment securities – tax exempt (2)	5,596	101	7.34%	5,738	104	7.36%
Interest bearing deposits in other banks	406	2	1.71%	84	1	5.56%
Federal funds sold	14,263	59	1.68%	26,958	364	5.47%

Total interest-earning assets	455,488	7,582	6.75%	414,854	8,823	8.62%

Non-interest-earning assets:
Cash and due from banks	13,875			13,003
Investment in ERAS	255			995
Premises and equipment, net	17,559			14,972
Allowances for loan losses	(3,841)			(3,316)
Other assets	24,671			19,755

Total non-interest earning assets	52,519			45,409

Total assets	$508,007			$460,263

Interest-bearing liabilities:
Interest bearing deposits:
NOW accounts	$49,987	71	0.57%	$39,084	146	1.51%
Money market	128,584	413	1.30%	117,616	1,551	5.35%
Savings deposits	27,826	53	0.77%	23,267	129	2.25%
Other time deposits	136,960	1,535	4.55%	151,117	2,343	6.29%

Total interest-bearing deposits	343,357	2,072	2.45%	331,084	4,169	5.11%

Other interest-bearing liabilities:
Notes payable	5,250	118	9.16%	5,250	171	13.22%
Short-term borrowings and FHLB advances	21,555	104	1.95%	1,119	17	6.10%
Trust preferred securities	13,000	285	8.91%	8,000	214	10.86%

Total interest-bearing liabilities	383,162	2,579	2.73%	345,453	4,571	5.37%

Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	90,105			81,325
Other liabilities	5,454			6,844
Stockholders’ equity	29,286			26,641

Total non-interest bearing liabilities and stockholders’ equity	124,845			114,810

Total liabilities and stockholders’ equity	$508,007			$460,263

Interest rate spread		4.02%		3.25%

Net interest income	$5,003		$4,252

Net interest margin (3)		4.45%		4.16%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2002 compared to 2001 (1)
	Due to changes in

(In thousands)			Net
	Average	Average	Increase
INTEREST INCOME	Volume	Rate	(Decrease)

Loans (2)	$6,212	$(6,958)	$(746)
Investment Securities (2)	(149)	(42)	(191)
Interest bearing deposits in other banks	6	(5)	1
Federal Funds sold	(123)	(182)	(305)

Total interest income	5,946	(7,187)	(1,241)

INTEREST EXPENSE
NOW Accounts	204	(279)	(75)
Money Market	920	(2,058)	(1,138)
Savings deposits	141	(217)	(76)
Other time deposits	(204)	(604)	(808)
Notes payable	—	(53)	(53)
Trust preferred securities	298	(227)	71
Short-term borrowings and FHLB advances	173	(86)	87

Total interest expense	1,532	(3,524)	(1,992)

Change in net interest income	$4,414	$(3,663)	$751

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(2)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Based on management’s evaluation of specific loans and inherent losses within the loan portfolio, the provision for loan losses was $135,000 for the first three months of 2002 and 2001. Gross charged off loans for the first three months of 2002 were $0 with recoveries of $4,474, resulting in an annualized net charge-off rate of (0.005)% of total loans. This compares to net charge offs during the same period last year of $359,779. Approximately $338,000 of the prior year charge-off relates to the nonguaranteed portion of two loans made to one customer. The allowance for loan losses amounted to $3,933,316 and $3,793,842 at March 31, 2002 and December 31, 2001, respectively.

The Company’s formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention and Substandard or worse. When appropriate a specific reserve will be established for individual loans. Otherwise, the Company allocates an allowance for each risk category. The allocations are based on factors including perceived economic conditions (local, national and global), perceived strength of the Company’s management, recent trends in loan loss history, and concentrations of credit.

Home equity loans, residential loans and consumer loans generally are not analyzed individually. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. As above, when appropriate, a specific reserve will be established for individual loans. Otherwise, the Company allocates an allowance for each loan classification. The allocations are based on the same factors mentioned above.

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, and other real estate. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired if it is in a nonaccruing status. Non-performing assets for the periods ended March 31, 2002 and December 31, 2001 were as follows:

	March 31, 2002	December 31, 2001

Loans on nonaccrual	$2,176,692	$1,590,391
Loans 90 days past due (a)	—	—
Other real estate owned (b)	550,000	550,000
Other assets (b)	2,331,147	2,290,432

Total non-performing assets	$5,057,839	$4,430,823

Percentage of non-performing assets to total loans (c)	1.29%	1.16%

(a)	Loans 90 days past due exclude loans on nonaccrual that are reported separately.

(b)	The Bank has made a loan originally totaling $10,000,000 to construct a lumber mill in north Florida. Of this amount, $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan is collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At December 31, 2000, the loan was past due greater than 90 days but was still maintained as an accruing loan because of the USDA guarantee and collateral value. During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. In addition, the bank has capitalized liquidation costs and protective advances totaling approximately $445,000 and $404,000 at March 31, 2002 and December 31, 2001, respectively, which the Bank expects to be fully reimbursed by the USDA. The non guaranteed principal and interest ($1,886,000) and the capitalized costs totaling approximately $445,000 and $404,000 at March 31, 2002 and December 31, 2001, respectively are included as “other assets” in the table above. The portion of this loan guaranteed by the USDA was approximately $1,641,000 at March 31, 2002 and December 31, 2001, and is accruing interest. Accrued interest on this loan totals approximately $433,000 and $409,000 at March 31, 2002 and December 31, 2001, respectively. Under the USDA program, eligible portions of both principal and interest are covered under the USDA guarantee. Management believes the value of all assets pledged as collateral for this loan exceeds the unpaid amount.

(c)	For the purpose of this computation, total loans includes other real estate owned and other assets.

Other income increased $468,698 to $3,093,890 for the three month period ended March 31, 2002 from $2,625,192 in the comparable period last year. The increase in non interest income is attributable to an increase of $86,041 in merchant bankcard processing income; a $72,418 increase in net investment security gains; a $80,695 increase in commissions on sales by Keys Insurance; a $50,611 increase in retail investment services; a $43,926 decrease in equity in loss, net of goodwill amortization, from the investment in ERAS JV ($0 in 2002, $43,926 loss in 2001); a $46,935 increase in other income; a $147,189 increase in fees on mortgage loans sold at origination; offset by a decrease of $59,117 in service charges on deposit accounts. The increases in merchant bankcard, commissions on sales by Keys Insurance, increase in fees on mortgage loans sold at origination, and retail investment services income is primarily a result of volume increases, and also additional activity as a result of the Company’s expansion into Southwest Florida. The increase in net gain from the sale of securities is primarily the result of the sale of two corporate securities which netted a gain of approximately $65,000 in the first quarter of 2002. Prior to January 1, 2002, the Company accounted for its investment in ERAS JV under the equity method. This resulted in a net loss of $43,926 in the first quarter of 2001. On December 31, 2001, the Company sold two thirds of its 30% interest in ERAS JV. At the resulting 10% ownership, the remaining investment in ERAS is accounted for under the cost method in 2002.

Other expense increased $644,890 or 11.9% to $6,083,459, in the first three months of 2002 as compared to the prior year period. The increase in other expense is attributable to salaries and employee benefits increasing $344,445, net occupancy expense increasing $194,146, and other expense increasing $106,299. As discussed previously, the Bank opened two new locations during the second half of 2001. The addition of these facilities has caused the bank to hire additional personnel and incur additional operating costs that were absent in the comparable period during 2001.

Total assets at March 31, 2002 were $530,653,745, up from total assets of $493,992,245 at December 31, 2001. Loans net of deferred loan fees increased $9,997,135 to $388,943,888 for the first three months of 2002 from year end 2001. Also, in the same period, federal funds sold increased $27,183,000, and investment securities increased $7,307,212. Asset growth was primarily funded by an increase in deposits of $39,152,632, or 9.4%. At March 31, 2002, the Company had $2,308,197 in short-term borrowings compared to $733,760 at December 31, 2001. Short-term borrowings consist of securities sold under agreements to repurchase and Treasury tax deposits. Advances from the Federal Home Loan Bank totaled $20 million at March 31, 2002 as compared to $25 million at December 31, 2001.

The Company entered into an agreement with the Company’s largest shareholder effective July 1, 2000, to purchase 525,000 shares of the Company’s common stock in exchange for four subordinated debt instruments of the Company totaling $5,250,000. The interest rate on these original notes was 13%, with interest payments required quarterly. The principal balance was payable in full on October 1, 2010, the maturity date of the notes, and the notes could be prepaid by the Company at par any time after July 1, 2003. Subsequent to December 31, 2001, the Company renegotiated the notes payable. Effective January 1, 2002, the interest rate was reduced to 9%, the option to prepay was extended to July 1, 2007, and the maturity date was extended to January 1, 2012. The debt issued by the Company qualifies as Tier 2 capital at the holding company level under applicable regulatory capital guidelines.

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

In July 2001, the Company participated in a pooled offering of trust preferred securities in the amount of $5 million. The Company formed TIBFL Statutory Trust II (the “Trust”), a wholly-owned statutory trust subsidiary, for the purpose of issuing the trust preferred securities. The trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points). The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly. The rate in effect at March 31, 2002 is 5.45%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. For federal regulatory purposes, the Company plans to treat the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital.

On October 31, 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. from a Company director. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) has three offices in the Florida Keys and one office in Naples. Keys Insurance Agency, Inc. offers a full line of commercial and residential hazard insurance coverage as well as life and health insurance and annuities. Total consideration paid at closing for the agency was $1,870,000. This was comprised of $220,000 in the Company’s common stock and $1,650,000 in cash paid at closing. Under the purchase agreement, annual cash payments of $110,000 are to be made following each of the first three anniversaries of the closing date, subject to the agency’s ability to achieve certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2001.

On September 25, 2001, Keys Insurance Agency, Inc. purchased BonData Group Limited, Inc., a Ft. Myers, Florida based insurance agency specializing in surety bond underwriting and placement. Total consideration paid at closing for the agency was $273,000. This was comprised of approximately $68,000 in the Company’s common stock and approximately $205,000 in cash. Under the purchase agreement, annual cash payments of $24,000 are to be made following each of the first two anniversaries of the closing date, subject to the agency’s ability to achieve certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at March 31, 2002 and December 31, 2001:

	Well	Adequately
	Capitalized	Capitalized	March 31, 2002	December 31, 2001
	Requirement	Requirement	Actual	Actual

Tier 1 Capital (to Average Assets)
Consolidated	>5%	>4%	7.0%	7.1%
Bank	>5%	>4%	8.4%	8.5%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	>6%	>4%	8.5%	8.4%
Bank	>6%	>4%	10.2%	10.2%
Total Capital (to Risk Weighted Assets)
Consolidated	>10%	>8%	11.5%	11.6%
Bank	>10%	>8%	11.2%	11.1%

Management believes, as of March 31, 2002, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital a portion of the trust preferred securities that were issued in September 2000 and July 2001.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. The Company manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $73.9 million at March 31, 2002, under which $20 million was outstanding. Any advances are secured by the Bank’s one-to-four family residential mortgage loans.

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

RATE SENSITIVITY

The Company’s interest rate sensitivity position at March 31, 2002 is presented in the table below.

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or less	Months	Months	years	Years	Total

Interest-earning assets:
Loans	$181,852	$30,392	$30,251	$88,147	$58,420	$389,062
Investment securities-taxable	331	3,058	7,961	11,372	32,925	55,647
Investment securities-tax exempt	350	—	—	449	4,841	5,640
Federal funds sold	27,183	—	—	—	—	27,183
Interest bearing deposit in other bank	348	—	—	—	—	348
Note receivable	—	—	264	—	—	264

Total interest-bearing assets	210,064	33,450	38,476	99,968	96,186	478,144

Interest-bearing liabilities:
NOW accounts (A)	20,611	—	—	—	30,916	51,527
Money Market	129,727	—	—	—	—	129,727
Savings Deposits (B)	—	—	29,766	—	—	29,766
Other time deposits	32,290	28,544	47,401	34,644	95	142,974
Notes payable	—	—	—	—	5,250	5,250
Trust preferred securities	5,000	—	—	—	8,000	13,000
Other borrowings	22,277	—	—	—	—	22,277

Total interest-bearing liabilities	209,905	28,544	77,167	34,644	44,261	394,521

Interest sensitivity gap	$159	$4,906	$(38,691)	$65,324	$51,925	$83,623

Cumulative interest sensitivity gap	$159	$5,065	$(33,626)	$31,698	$83,623	$83,623

Cumulative sensitivity ratio	0.0%	1.1%	(7.0)%	6.6%	17.5%	17.5%

(A)	40% of outstanding balance considered repricable immediately and 60% repricable in the furthest time period.

(B)	Savings Deposits considered repricable in the one year time horizon.

The Company is cumulatively liability sensitive in the 7 to 12 month time frame and cumulatively asset sensitive in each of the 3 month or less, 4 to 6 months, 1 to 5 year, and over 5 year timeframes. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, to include the entire balance of these liability accounts in the earliest repricing period would be unrealistic. To compensate for the fact that changes in general market interest rates will not be fully reflected in changes in NOW rates, only 40% of NOW balances is included as immediately rate sensitive based on the Company’s own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the Company’s repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should decrease, the net interest margin would decrease. Conversely, if rates increase the net interest margin would over time increase.

Even in the near term, the $33.6 million one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Second, a static gap model does not factor the effects of growing volumes which would likely include greater additional rate sensitive assets than rate sensitive liabilities.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company’s policy to maintain its cumulative one year gap ratio in the –20% to +10% range. At March 31, 2002, the Company was within this range with a one year cumulative sensitivity ratio of –7.0%.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of March 31, 2002 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

(Dollars in thousands)	Interest Rates Decrease		Interest Rates	Interest Rates Increase
	200 BP	100 BP	Remain Constant	100 BP	200 BP

2002 Interest Income	$26,133	$28,504	$30,928	$33,141	$35,354
2002 Interest Expense	5,502	6,457	8,369	10,476	12,583

Net Interest Income	$20,631	$22,047	$22,559	$22,665	$22,771

Change in net income after tax vs constant rates	$(1,203)	$(319)		$66	$133

Part II. OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99 — Report of Independent Certified Public Accountants

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.

Date: May 10, 2002	Edward V. Lett President and Chief Executive Officer

David P. Johnson Executive Vice President and Chief Financial Officer

Exhibit Number	Description

(a)	Exhibit 99 — Report of Independent Certified Public Accountants