Form 10-Q
period 2002-06-30
TIB FINANCIAL CORP
filed 2002-08-14
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended JUNE 30, 2002	Commission File Number 0-29132

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	4,014,925

Class	Outstanding as of August 1, 2002

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001

ASSETS	(Unaudited)
Cash and due from banks	$16,195,833	$21,269,909
Federal funds sold	25,623,000	—
Investment securities held to maturity	—	18,505,912
Investment securities available for sale	58,411,080	35,473,748
Loans, net of deferred loan fees	400,835,845	378,946,753
Less: allowance for loan losses	3,875,563	3,793,842

Loans, net	396,960,282	375,152,911
Premises and equipment, net	17,866,216	17,633,154
Goodwill	2,305,405	2,305,405
Intangible assets, net	2,128,637	2,276,006
Other assets	19,239,748	21,375,200

TOTAL ASSETS	$538,730,201	$493,992,245

LIABILITIES
Deposits:
Noninterest-bearing demand	$100,607,410	$82,110,626
Interest-bearing demand and money market	180,086,569	175,742,070
Savings	30,367,192	26,132,494
Time deposits of $100,000 or more	65,579,116	56,345,992
Other time deposits	84,271,901	75,404,677

Total Deposits	460,912,188	415,735,859
Federal Home Loan Bank advances	20,000,000	25,000,000
Short-term borrowings	2,984,360	733,760
Notes payable	5,250,000	5,250,000
Trust preferred securities	13,000,000	13,000,000
Other liabilities	5,556,275	5,600,534

TOTAL LIABILITIES	507,702,823	465,320,153

STOCKHOLDERS’ EQUITY
Common stock — $.10 par value: 7,500,000 shares authorized, 3,993,800 and 3,946,100 shares issued	399,380	394,610
Additional paid in capital	8,563,220	8,221,937
Retained earnings	21,454,778	20,019,145
Accumulated other comprehensive income	610,000	36,400

TOTAL STOCKHOLDERS’ EQUITY	31,027,378	28,672,092

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$538,730,201	$493,992,245

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

INTEREST INCOME	2002	2001	2002	2001

Loans, including fees	$6,781,175	$7,318,304	$13,419,144	$14,708,426
Investment securities:
U.S. Treasury securities	41,176	39,379	81,959	79,158
U.S. Government agencies and corporations	626,966	733,629	1,216,775	1,603,644
States and political subdivisions, tax-exempt	66,084	68,413	132,952	137,129
States and political subdivisions, taxable	98,396	85,280	176,261	114,918
Other investments	19,909	76,089	87,348	100,544
Interest bearing deposits in other bank	1,354	527	3,068	1,685
Federal funds sold	92,142	380,313	151,058	743,746

TOTAL INTEREST INCOME	7,727,202	8,701,934	15,268,565	17,489,250

INTEREST EXPENSE
Interest-bearing demand and money market	487,045	1,488,451	970,904	3,184,954
Savings	58,312	123,853	111,099	252,923
Time deposits of $100,000 or more	656,414	993,774	1,340,479	2,002,313
Other time deposits	815,376	1,247,429	1,666,356	2,581,787
Long term debt – trust preferred securities	285,049	214,302	570,566	428,604
Federal Home Loan Bank advances	99,697	—	198,468	—
Notes payable	119,931	173,014	238,549	344,132
Short-term borrowings	7,647	11,773	12,526	28,617

TOTAL INTEREST EXPENSE	2,529,471	4,252,596	5,108,947	8,823,330

NET INTEREST INCOME	5,197,731	4,449,338	10,159,618	8,665,920
PROVISION FOR LOAN LOSSES	147,000	135,000	282,000	270,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,050,731	4,314,338	9,877,618	8,395,920
OTHER INCOME
Service charges on deposit accounts	544,897	532,985	1,077,582	1,124,787
Investment securities gains, net	63,843	—	138,127	1,866
Merchant bankcard processing income	1,126,508	1,085,982	2,459,844	2,333,277
Fees on mortgage loans sold at origination	313,767	305,151	673,378	517,573
Gain on sale of government guaranteed loans	23,179	34,557	23,179	34,557
Commissions on sales by Keys Insurance Agency, Inc.	534,820	402,132	934,713	721,330
Retail investment services	41,766	35,162	131,419	74,204
Equity in loss, including goodwill amortization, from investment in ERAS Joint Venture	—	(52,839)	—	(96,765)
Other income	278,669	304,979	583,097	562,472

TOTAL OTHER INCOME	2,927,449	2,648,109	6,021,339	5,273,301
OTHER EXPENSE
Salaries and employee benefits	2,824,793	2,470,902	5,535,297	4,836,961
Net occupancy expense	961,852	846,033	1,925,135	1,615,170
Other expense	2,503,569	2,242,956	4,913,241	4,546,329

TOTAL OTHER EXPENSE	6,290,214	5,559,891	12,373,673	10,998,460

INCOME BEFORE INCOME TAX EXPENSE	1,687,966	1,402,556	3,525,284	2,670,761
INCOME TAX EXPENSE	586,400	490,500	1,232,800	931,500

NET INCOME	$1,101,566	$912,056	$2,292,484	$1,739,261

BASIC EARNINGS PER SHARE:	$0.28	$0.23	$0.58	$0.44
DILUTED EARNINGS PER SHARE:	$0.27	$0.22	$0.56	$0.43

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Additional Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2001	$28,672,092		$20,019,145	$36,400	$394,610	$8,221,937
Comprehensive Income
Net Income	2,292,484	$2,292,484	2,292,484
Other comprehensive income, net of tax expense of $345,100:
Unrealized holding gain on securities transferred into the available for sale category from the held to maturity category	270,480	270,480
Net market valuation adjustment on securities available for sale	389,311	389,311
Less: reclassification adjustment for gains included in net income	(86,191)	(86,191)

Other comprehensive income, net of tax		573,600		573,600

Comprehensive income		$2,866,084

Exercise of stock options	343,028				4,770	338,258
Income tax benefit from stock options exercised	3,025					3,025
Cash dividends declared, $.215 per share	(856,851)		(856,851)

Balance at June 30, 2002	$31,027,378		$21,454,778	$610,000	$399,380	$8,563,220

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Additional Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2000	$26,236,654		$17,815,366	$145,000	$390,241	$7,886,047
Comprehensive Income
Net Income	1,739,261	$1,739,261	1,739,261
Other comprehensive income, net of tax expense of $18,000:
Net market valuation adjustment on securities available for sale	32,000	32,000		32,000

Comprehensive income		$1,771,261

Exercise of stock options	154,075				2,575	151,500
Income tax benefit from stock options exercised	25,808					25,808
Cash dividends declared, $.215 per share	(842,825)		(842,825)

Balance at June 30, 2001	$27,344,973		$18,711,802	$177,000	$392,816	$8,063,355

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	For the six month period ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,292,484	$1,739,261
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investments	44,394	19,582
Amortization of intangible assets	147,369	238,075
Depreciation of premises and equipment	753,870	666,873
Provision for loan losses	282,000	270,000
Deferred income tax provision (benefit)	(108,952)	(18,617)
Deferred net loan fees	(77,344)	(192,007)
Investment securities (gains), net	(138,127)	(1,866)
Net loss on sale/disposal of premises and equipment	545	8,158
(Gain) loss on sale of servicing rights	2,532	(34,557)
Net proceeds received from servicing rights sale	33,079	—
Decrease in other assets	1,855,483	613,842
Increase (decrease) in other liabilities	(39,722)	1,043,463
Equity in loss, including goodwill amortization, from investment in ERAS JV	1,570	96,765

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,049,181	4,448,972

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity	—	(117,500)
Purchases of investment securities available for sale	(19,194,484)	(7,303,758)
Repayments of principal and maturities of investment securities available for sale	3,749,705	2,706,568
Sales of investment securities available for sale	12,025,792	—
Maturities of investment securities held to maturity	—	10,000,000
Loans originated or acquired, net of principal repayments	(22,012,027)	(29,118,312)
Purchases of premises and equipment	(999,233)	(3,307,833)
Surrender value of purchased life insurance policies	—	(310,000)
Sales of premises and equipment	11,756	7,785

NET CASH USED IN INVESTING ACTIVITIES	(26,418,491)	(27,443,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold under agreements to repurchase	2,250,600	652,737
Net decrease in FHLB advances	(5,000,000)	—
Net increase in demand, money market and savings accounts	27,075,981	43,972,935
Net increase (decrease) in time deposits	18,100,348	(1,958,330)
Proceeds from exercise of stock options	343,028	154,075
Cash dividends paid	(851,723)	(840,121)

NET CASH PROVIDED BY FINANCING ACTIVITIES	41,918,234	41,981,296

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,548,924	18,987,218
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,269,909	23,565,494

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,818,833	$42,552,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
Interest	$6,024,655	$8,640,225
Income taxes	1,441,000	1,290,000

In June 2002, the Company transferred investment securities in the held to maturity category with a book value totaling $18,507,916 to the available for sale category.

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2002. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2001.

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

In June 2002, the Company transferred all investment securities in the held-to-maturity category with a book value totalling $18,507,916 to the available-for-sale category. The difference between amortized historical cost and fair value for this portfolio of $433,461 was recorded net of tax in other comprehensive income. Therefore, there were no securities classified as held-to-maturity at June 30, 2002. An investment with a book value of approximately $3.7 million was sold in June 2002 resulting in a pretax gain of approximately $63,000.

The amortized cost and estimated fair value of investment securities held-to-maturity at December 31, 2001 is presented below:

	December 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$205,897	$4,572	$—	$210,469
U.S. Government agencies and corporations	16,674,255	297,653	—	16,971,908
Other investments	1,625,760	—	—	1,625,760

	$18,505,912	$302,225	$—	$18,808,137

Other investments consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta.

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2002 and December 31, 2001 are presented below:

	June 30, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$3,211,602	$31,843	$—	$3,243,445
U.S. Government agencies and corporations	23,248,575	513,137	—	23,761,712
States and political subdivisions-tax-exempt	5,519,958	247,399	—	5,767,357
States and political subdivisions-taxable	7,113,935	61,849	315,313	6,860,471
Mortgage-backed securities	16,714,250	477,881	39,796	17,152,335
Other investments	1,625,760	—	—	1,625,760

	$57,434,080	$1,332,109	$355,109	$58,411,080

	December 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$3,017,174	$71,896	$—	$3,089,070
U.S. Government agencies and corporations	105,757	712	—	106,469
States and political subdivisions-tax-exempt	5,742,409	90,163	693	5,831,879
States and political subdivisions-taxable	5,016,978	49,216	269,075	4,797,119
Mortgage-backed securities	18,359,772	84,675	5,236	18,439,211
Corporate bonds	3,173,358	36,642	—	3,210,000

	$35,415,448	$333,304	$275,004	$35,473,748

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

Major classifications of loans are as follows:

	June 30, 2002	December 31, 2001

Real estate mortgage loans:
Commercial	$242,478,467	$233,025,987
Residential	73,921,044	68,372,957
Construction	14,572,387	6,433,674
Commercial loans	45,064,285	46,927,000
Consumer loans	9,427,895	9,636,806
Home equity loans	15,451,316	14,707,222

Total loans	400,915,394	379,103,646
Net deferred loan fees	79,549	156,893

Loans, net of deferred loan fees	$400,835,845	$378,946,753

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

Activity in the allowance for loan losses for the six months ended June 30, 2002 and June 30, 2001 follows:

	2002	2001

Balance, January 1	$3,793,842	$3,267,873
Provision charged to expense	282,000	270,000
Loans charged off	(213,970)	(375,547)
Recoveries of loans previously charged off	13,691	7,148

Balance, June 30	$3,875,563	$3,169,474

NOTE 5 – EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share have been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per share.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:

	Net Earnings	Common Shares	Per Share Amount

For the three months ended June 30, 2002:
Basic earnings per common share	$1,101,566	3,981,945	$.28
Effect of dilutive stock options	—	165,142	(.01)

Diluted earnings per common share	$1,101,566	4,147,087	$.27

For the three months ended June 30, 2001:
Basic earnings per common share	$912,056	3,915,870	$.23
Effect of dilutive stock options	—	205,796	(.01)

Diluted earnings per common share	$912,056	4,121,666	$.22

	Net Earnings	Common Shares	Per Share Amount

For the six months ended June 30, 2002:
Basic earnings per common share	$2,292,484	3,967,169	$.58
Effect of dilutive stock options	—	155,913	(.02)

Diluted earnings per common share	$2,292,484	4,123,082	$.56

For the six months ended June 30, 2001:
Basic earnings per common share	$1,739,261	3,910,790	$.44
Effect of dilutive stock options	—	180,084	(.01)

Diluted earnings per common share	$1,739,261	4,090,874	$.43

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

Total options granted, exercised, and expired during the six months ended June 30, 2002, were 154,000, 47,700, and 54,686, respectively. As of June 30, 2002, 637,016 options for shares were outstanding.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company adopted SFAS No. 141 on July 1, 2001, and adopted SFAS 142 on January 1, 2002. During the second quarter of 2002, the Company engaged a third party to evaluate possible impairment of Keys Insurance Agency, Inc.'s goodwill. The remainder of the Company's goodwill was evaluated internally. Based on the evaluations, the Company has concluded that there is no impairment of goodwill at this time. The Company will continue to evaluate goodwill for impairment on an annual basis.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under recently cleared Derivatives Implementation Group (DIG) Statement 133 Implementation Issue C13, “Scope Exceptions: When a Loan Commitment is Included in the Scope of Statement 133,” the issuer (but not the holder) must apply Statement 133 to loan commitments related to the origination or acquisition of mortgage loans that will be held for resale. The guidance takes effect the first day of a reporting entity’s first fiscal quarter beginning after April 10, 2002 (that is, July 1, 2002, for the Company). The adoption of this guidance will not have a current impact on the Company’s financial statements.

In July 2002, the FASB approved the issuance of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Generally, SFAS No. 146 stipulates that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company currently anticipates that adoption of this statement in 2003 will not have a material impact on its financial statements.

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

The results of the Company’s segments are as follows:

		Merchant	Government	Insurance
Three months ended	Community	Bankcard	Guaranteed	Agency	All
June 30, 2002	Banking	Processing	Loans Sales and Servicing	Sales	Other	Totals

Interest income	$7,718,306	$—	$—	$—	$8,896	$7,727,202
Interest expense	2,123,819	—	—	—	405,652	2,529,471

Net interest income	5,594,487	—	—	—	(396,756)	5,197,731
Other income	1,172,318	1,126,508	52,037	534,820	41,766	2,927,449
Depreciation and amortization	415,873	11,058	2,858	14,145	1,250	445,184
Other expense	4,460,012	909,819	23,098	418,025	181,076	5,992,030

Pretax segment profit (loss)	$1,890,920	$205,631	$26,081	$102,650	$(537,316)	$1,687,966

		Merchant	Government	Insurance
Three months ended	Community	Bankcard	Guaranteed	Agency	All
June 30, 2001	Banking	Processing	Loans Sales and Servicing	Sales	Other	Totals

Interest income	$8,685,200	$—	$—	$—	$16,734	$8,701,934
Interest expense	3,864,608	—	—	—	387,988	4,252,596

Net interest income	4,820,592	—	—	—	(371,254)	4,449,338
Other income	1,116,101	1,085,982	61,571	402,132	35,162	2,700,948
Equity in income (loss), including goodwill amortization, from investment in ERAS JV	—	—	—	—	(52,839)	(52,839)
Depreciation and amortization	392,454	10,606	7,737	48,552	1,186	460,535
Other expense	3,714,322	937,509	83,548	353,812	145,165	5,234,356

Pretax segment profit (loss)	$1,829,917	$137,867	$(29,714)	$(232)	$(535,282)	$1,402,556

		Merchant	Government	Insurance
Six months ended	Community	Bankcard	Guaranteed	Agency	All
June 30, 2002	Banking	Processing	Loans Sales and Servicing	Sales	Other	Totals

Interest income	$15,250,870	$—	$—	$—	$17,695	$15,268,565
Interest expense	4,298,487	—	—	—	810,460	5,108,947

Net interest income	10,952,383	—	—	—	(792,765)	10,159,618
Other income	2,417,245	2,459,844	78,118	934,713	131,419	6,021,339
Depreciation and amortization	843,249	21,558	6,953	26,926	2,553	901,239
Other expense	8,643,850	1,992,483	46,221	767,574	304,306	11,754,434

Pretax segment profit (loss)	$3,882,529	$445,803	$24,944	$140,213	$(968,205)	$3,525,284

Segment Assets	$535,116,503	$88,233	$159,344	$2,384,191	$981,930	$538,730,201

			Government
		Merchant	Guaranteed	Insurance
Six months ended	Community	Bankcard	Loans Sales and	Agency	All
June 30, 2001	Banking	Processing	Servicing	Sales	Other	Totals

Interest income	$17,455,634	$—	$—	$—	$33,616	$17,489,250
Interest expense	8,048,046	—	—	—	775,284	8,823,330

Net interest income	9,407,588	—	—	—	(741,668)	8,665,920
Other income	2,147,429	2,333,277	93,826	721,330	74,204	5,370,066
Equity in income (loss), including goodwill amortization, from investment in ERAS JV	—	—	—	—	(96,765)	(96,765)
Depreciation and amortization	773,135	21,087	15,318	93,035	2,373	904,948
Other expense	7,345,161	1,963,219	147,606	665,898	241,628	10,363,512

Pretax segment profit (loss)	$3,436,721	$348,971	$(69,098)	$(37,603)	$(1,008,230)	$2,670,761

Segment Assets	$479,618,015	$87,707	$181,770	$2,383,026	$1,845,647	$484,116,165

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, the following information is presented on the Company’s goodwill and intangible assets:

Amortized Intangible Assets	Gross Carrying	Accumulated
at June 30, 2002:	Amount	Amortization	Net Book Value

Core Deposit Intangible	$2,941,234	$858,611	$2,082,623
Excess Servicing Fees	110,495	64,481	46,014

Total	$3,051,729	$923,092	$2,128,637

Intangible amortization expense totaled $147,369 for the six months ended June 30, 2002.

There were no changes in the carrying amount of goodwill for the six months ended June 30, 2002. The components of goodwill were as follows:

	Government
	Guaranteed Loan	Insurance Agency	Investment in ERAS
	Sales and Servicing	Sales	JV (a)	Totals

Balance as of January 1, 2002 and June 30, 2002	$155,232	$2,010,211	$139,962	$2,305,405

(a)	Investment in ERAS JV is reported as “All Other” in the segment reporting table in Note 8.

     The following tables indicate what reported net income would have been had goodwill not been amortized:

	For the six months ended

	June 30, 2002	June 30, 2001

Reported net income	$2,292,484	$1,739,261
Add back: Goodwill amortization, net of tax effect	—	70,693

Adjusted net income	$2,292,484	$1,809,954

Basic earnings per share:
Reported net income	$0.58	$0.44
Goodwill amortization	—	0.02

Adjusted net income	$0.58	$0.46

Diluted earnings per share:
Reported net income	$0.56	$0.43
Goodwill amortization	—	0.01

Adjusted net income	$0.56	$0.44

	For the three months ended

	June 30, 2002	June 30, 2001

Reported net income	$1,101,566	$912,056
Add back: Goodwill amortization, net of tax effect	—	35,346

Adjusted net income	$1,101,566	$947,402

Basic earnings per share:
Reported net income	$0.28	$0.23
Goodwill amortization	—	0.01

Adjusted net income	$0.28	$0.24

Diluted earnings per share:
Reported net income	$0.27	$0.22
Goodwill amortization	—	0.01

Adjusted net income	$0.27	$0.23

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

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of June 30, 2002, and statement of income for the three and six months ended June 30, 2002.

The Company’s net income of $1,101,566 for the second quarter of 2002 was a 20.8% increase compared to $912,056 for the same period last year. The $189,510 increase in net income is attributed to the net of the following: an increase of $736,393 or 17.1%, in net interest income after provision for loan losses; an increase of $279,340, or 10.5%, in other income; an increase in other expense of $730,323, or 13.1%; and an increase in income tax expense of $95,900 or 19.6%. Basic and diluted earnings per share for the second quarter of 2002 were $0.28 and $0.27 respectively as compared to $0.23 and $0.22 per share in the previous year’s quarter.

The Company’s net income of $2,292,484 for the first six months of 2002 was a 31.8% increase compared to $1,739,261 for the same period last year. The $553,223 increase in net income is attributed to the net of the following: an increase of $1,481,698 or 17.6%, in net interest income after provision for loan losses; an increase of $748,038, or 14.2%, in other income; an increase in other expense of $1,375,213, or 12.5%; and an increase in income tax expense of $301,300 or 32.3%. Basic and diluted earnings per share for the first six months of 2002 were $0.58 and $0.56 respectively as compared to $0.44 and $0.43 per share in the previous year’s quarter.

Book value per share increased to $7.77 at June 30, 2002 from $7.27 at December 31, 2001. The Company paid a quarterly dividend of $0.1075 per share in each of the first and second quarters of 2002 and 2001.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the six months ended June 30, 2002 was 15.40% on average equity of $29,767,000, compared to 12.92% on average equity of $26,926,000 for the same period in 2001.

Annualized return on average assets of $518,946,000 for the six months ended June 30, 2002 was 0.88%, compared to 0.74% on average assets of $470,038,000 for the same period in 2001.

The Company’s expansion into Southwest Florida began in 2001 with the opening of two new branch facilities. On July 16, 2001, its office on J & C Boulevard in Naples opened and is located in an industrial park and trade center. This facility is targeted to serve the small to midsize commercial customer and houses the commercial lending offices for the area. On December 3, 2001, a full service retail branch opened in Bonita Springs and is situated in the fast growing area north of Naples in southern Lee County. Currently under construction is the Company’s third branch which is located in downtown Naples and is expected to open in the fourth quarter of 2002. Opening new branch facilities is dilutive to earnings in the near term but is a factor in achieving sustainable long-term growth.

Net interest income is one measurement of how management has balanced the Company’s interest rate sensitive assets and liabilities. The Company’s net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, interest bearing deposits in other banks, and investment securities. The Company’s interest-bearing liabilities include its deposits, federal funds purchased, notes payable related to Company shares repurchased, trust preferred securities, advances from the Federal Home Loan Bank, and other short-term borrowings. Net interest income increased $1,493,698 or 17.2% to $10.2 million, in the six months ended June 30, 2002 as compared to the same period last year. The prime rate as published in the Wall Street Journal began 2001 at 9.5% and by December 2001 it had declined to 4.75% due to declines in the Federal Funds Rate which were matched by all the major banks to this key lending rate. The majority of the Bank’s loans are indexed to the Prime Rate and most of those reset within every six months. The average yield on interest earning assets for the first six months of 2002 was 6.61% which was a decrease of 174 basis points compared to the 8.35% yield earned during the first six months of 2001. The average cost of interest bearing deposits declined 241 basis points from 4.77% during the first six months of 2001 to 2.36% for the comparable period in 2002, and the rate of all interest bearing liabilities decreased 239 basis points, from 5.04% in 2001 to 2.65% in 2002. The Company’s net interest margin increased to 4.41% in the first six months of 2002 compared to 4.16% in the first six months of 2001.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the six months ended June 30, 2002 and June 30, 2001.

		2002			2001

	AVERAGE	INCOME/	YIELDS	AVERAGE	INCOME/	YIELDS
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES

Interest-earning assets:
Loans (1)(2)	$390,325	$13,432	6.94%	$327,767	$14,708	9.05%
Investment securities — taxable	53,667	1,562	5.87%	59,315	1,898	6.45%
Investment securities – tax exempt (2)	5,558	202	7.31%	5,738	208	7.30%
Interest bearing deposits in other banks	348	3	1.78%	54	2	6.28%
Federal funds sold	18,108	151	1.68%	30,955	744	4.85%

Total interest-earning assets	468,006	15,350	6.61%	423,829	17,560	8.35%

Non-interest-earning assets:
Cash and due from banks	13,768			12,522
Investment in ERAS	255			965
Premises and equipment, net	17,492			16,110
Allowances for loan losses	(3,900)			(3,226)
Other assets	23,325			19,838

Total non-interest earning assets	50,940			46,209

Total assets	$518,946			$470,038

Interest-bearing liabilities:
Interest bearing deposits:
NOW accounts	$51,118	146	0.58%	$41,539	291	1.41%
Money market	127,917	825	1.30%	123,959	2,894	4.71%
Savings deposits	29,144	111	0.77%	23,849	253	2.14%
Other time deposits	141,060	3,007	4.30%	149,564	4,584	6.18%

Total interest-bearing deposits	349,239	4,089	2.36%	338,911	8,022	4.77%
Other interest-bearing liabilities:
Notes payable	5,250	238	9.16%	5,250	344	13.22%
Short-term borrowings and FHLB advances	21,726	211	1.96%	1,106	29	5.22%
Trust preferred securities	13,000	571	8.85%	8,000	428	10.80%

Total interest-bearing liabilities	389,215	5,109	2.65%	353,267	8,823	5.04%

Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	94,605			82,836
Other liabilities	5,359			7,009
Stockholders’ equity	29,767			26,926

Total non-interest bearing liabilities and stockholders’ equity	129,731			116,771

Total liabilities and stockholders’ equity	$518,946			$470,038

Interest rate spread			3.96%			3.31%

Net interest income		$10,241			$8,737

Net interest margin (3)			4.41%			4.16%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2002 compared to 2001 (1)
	Due to changes in

(In thousands)			Net
	Average	Average	Increase
INTEREST INCOME	Volume	Rate	(Decrease)

Loans (2)	$5,652	$(6,928)	$(1,276)
Investment Securities (2)	(180)	(162)	(342)
Interest bearing deposits in other banks	4	(3)	1
Federal Funds sold	(230)	(363)	(593)

Total interest income	5,246	(7,456)	(2,210)

INTEREST EXPENSE
NOW Accounts	153	(298)	(145)
Money Market	269	(2,338)	(2,069)
Savings deposits	131	(273)	(142)
Other time deposits	(249)	(1,328)	(1,577)
Notes payable	—	(106)	(106)
Trust preferred securities	353	(210)	143
Short-term borrowings and FHLB advances	246	(64)	182

Total interest expense	903	(4,617)	(3,714)

Change in net interest income	$4,343	$(2,839)	$1,504

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(2)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Based on management’s evaluation of specific loans and inherent losses within the loan portfolio and other factors, the provision for loan losses was $147,000 for the second quarter of 2002 as compared to $135,000 for the second quarter of 2001. Gross charged off loans for the second quarter of 2002 were $213,970 with recoveries of $9,217, compared to $11,282 in charge offs and $2,662 in recoveries in the second quarter of 2001.

The provision for loan losses was $282,000 for the first six months of 2002 as compared to $270,000 in the first six months of 2001. Gross charged off loans for the first six months of 2002 were $213,970 with recoveries of $13,691, resulting in an annualized net charge-off rate of .10% of total loans. Approximately $211,000 of the current year charge off relates to the non-guaranteed portion of one loan. This compares to net charge offs during the same period last year of $368,399. Approximately $346,000 of the prior year charge-off relates to the nonguaranteed portion of two loans made to one customer. The allowance for loan losses amounted to $3,875,563 and $3,793,842 at June 30, 2002 and December 31, 2001, respectively.

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

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, and other real estate. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired if it is in a nonaccruing status. Non-performing assets for the periods ended June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002	December 31, 2001

Loans on nonaccrual	$1,108,517	$1,590,391
Loans 90 days past due (a)	—	—
Other real estate owned (b)(d)	1,569,874	550,000
Other assets (b)	2,364,224	2,290,432

Total non-performing assets	$5,042,615	$4,430,823

Percentage of non-performing assets to total loans (c)	1.25%	1.16%

(a)	Loans 90 days past due exclude loans on nonaccrual that are reported separately.

(b)	The Bank had made a loan originally totaling $10,000,000 to construct a lumber mill in north Florida. Of this amount, $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At December 31, 2000, the loan was past due greater than 90 days but was still maintained as an accruing loan because of the USDA guarantee and collateral value. During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. In addition, the bank has capitalized liquidation costs and protective advances totaling approximately $478,000 and $404,000 at June 30, 2002 and December 31, 2001, respectively, which the Bank expects to be fully reimbursed by the USDA. The non guaranteed principal and interest ($1,886,000) and the capitalized costs totaling approximately $478,000 and $404,000 at June 30, 2002 and December 31, 2001, respectively are included as “other assets” in the table above. The portion of this loan guaranteed by the USDA was approximately $1.6 million at June 30, 2002 and December 31, 2001, and is accruing interest. Accrued interest on this loan totals approximately $457,000 and $409,000 at June 30, 2002 and December 31, 2001, respectively. Under the USDA program, eligible portions of both principal and interest are covered under the USDA guarantee. Management believes the present value of all assets pledged as collateral for this loan exceeds the unpaid amount.

Florida Statutes require that repossessed real property be liquidated or charged off within five years, and repossessed personal property be liquidated or charged off within six months. The Bank was awarded title to the property on June 12, 2001, and , therefore, the time constraints imposed by Florida Statutes required that the personal property be disposed of by December 10, 2001. The Bank applied to the State of Florida for an extension to carry the repossessed personal property on the Bank’s books. The Department of Banking and Finance of the State of Florida granted an extension to the Bank to carry the personal property on its books until December 11, 2002. On June 4, 2002, the Bank requested another extension from the State. The Bank is currently awaiting their response. There is no assurance that this extension will be granted and, therefore, the possibility exists that the non guaranteed principal and interest totaling approximately $1.9 million at June 30, 2002, may need to be charged off for regulatory purposes in December 2002 if the property has not yet been liquidated. Since the Company believes this amount is ultimately realizable, the Company does not anticipate that this amount will be required to be written off on its financial statements prepared under generally acceptable accounting principles. Even if the amount is required to be charged off for regulatory purposes, the Bank and Company would remain well capitalized under the capital adequacy guidelines established by the federal bank regulators.

(c)	For the purpose of this computation, total loans include other real estate owned and other assets.

(d)	Other real estate owned increased approximately $1.0 million from December 31, 2001 to June 30, 2002, due to the repossession of two commercial properties in the second quarter of 2002.

Other income for the second quarter of 2002 was $2,927,449. This represents a $279,340 increase over the prior year quarter. For the six month period ended June 30, 2002, other income increased $748,038 to $6,021,339 from $5,273,301 in the comparable period last year. The 14.2% increase in non interest income is attributable to an increase of $126,567 in merchant bankcard processing income; a $136,261 increase in net investment security gains; a $213,383 increase in commissions on sales by Keys Insurance; a $57,215 increase in retail investment services; a $96,765 decrease in equity in loss, including goodwill amortization, from the investment in ERAS JV; a $20,625 increase in other income; a $155,805 increase in fees on mortgage loans sold at origination; offset by a decrease of $47,205 in service charges on deposit accounts, and a $11,378 decrease in gain on sale of government guaranteed loans. The increases in merchant bankcard, commissions on sales by Keys Insurance, fees on mortgage loans sold at origination, and retail investment services income is primarily a result of volume increases, and also additional activity as a result of the Company’s expansion into Southwest Florida. The increase in net gain from the sale of securities is primarily the result of the sale of two corporate securities which netted a gain of approximately $65,000 in the first quarter of 2002 and the sale of two agency securities in the second quarter of 2002 that netted a gain of approximately $64,000. Prior to January 1, 2002, the Company accounted for its investment in ERAS JV under the equity method. This resulted in a net loss of $96,765 in the first six months of 2001. On December 31, 2001, the Company sold two thirds of its 30% interest in ERAS JV. At the resulting 10% ownership, the remaining investment in ERAS is accounted for under the cost method in 2002.

Other expense for the second quarter of 2002 was $6,290,214. This represents a $730,323, or 13.1% increase over the prior year quarter. For the six month period ended June 30, 2002, other expense increased $1,375,213 to $12,373,673 from $10,998,460 in the comparable period last year. The 12.5% increase in non interest expense is attributable to salaries and employee benefits increasing $698,336, net occupancy expense increasing $309,965, and other expense increasing $366,912. As discussed previously, the Bank opened two new locations during the second half of 2001. The addition of these facilities has caused the bank to hire additional personnel and incur additional operating costs that were absent in the comparable period during 2001.

Total assets at June 30, 2002 were $538,730,201, up from total assets of $493,992,245 at December 31, 2001. Loans net of deferred loan fees increased $21,889,092 to $400,835,845 for the first six months of 2002 from year end 2001. Also, in the same period, federal funds sold increased $25,623,000, and investment securities increased $4,431,420. Asset growth was primarily funded by an increase in deposits of $45,176,329, or 10.9%. At June 30, 2002, the Company had $2,984,360 in short-term borrowings compared to $733,760 at December 31, 2001. Short-term borrowings consist of securities sold under agreements to repurchase and Treasury tax deposits. Advances from the Federal Home Loan Bank totaled $20 million at June 30, 2002 as compared to $25 million at December 31, 2001.

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

In July 2001, the Company participated in a pooled offering of trust preferred securities in the amount of $5 million. The Company formed TIBFL Statutory Trust II (the “Trust”), a wholly-owned statutory trust subsidiary, for the purpose of issuing the trust preferred securities. The trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points). The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly. The rate in effect at June 30, 2002 is 5.50125%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. For federal regulatory purposes, the Company plans to treat the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital.

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

In June of 2002, the Company transferred investment securities in the held to maturity category to the available for sale category. The book value at the time of transfer was $18,507,916 and the market value was $18,941,377. Securities in the available for sale category allow for more flexibility in managing the investments for the Bank. Since changes in market value do not affect the regulatory capital ratios of the Bank there is no compelling reason to not have the ability to sell securities when appropriate. Securities maintained in the held to maturity portfolio does limit the volatility of GAAP capital, however, as the Bank has trended toward higher loan to deposit ratios (therefore low investments to asset ratios) the probable amount of this volatility has become much less significant relative to the size of the Bank.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 2002 and December 31, 2001:

	Well	Adequately
	Capitalized	Capitalized	June 30, 2002	December 31, 2001
	Requirement	Requirement	Actual	Actual

Tier 1 Capital (to Average Assets)
Consolidated	>5%	>4%	6.9%	7.1%
Bank	>5%	>4%	8.3%	8.5%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	>6%	>4%	8.6%	8.4%
Bank	>6%	>4%	10.3%	10.2%
Total Capital (to Risk Weighted Assets)
Consolidated	>10%	>8%	11.4%	11.6%
Bank	>10%	>8%	11.3%	11.1%

Management believes, as of June 30, 2002, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital a portion of the trust preferred securities that were issued in September 2000 and July 2001.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. The Company manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $75.0 million at June 30, 2002, under which $20 million was outstanding. Any advances are secured by the Bank’s one-to-four family residential mortgage loans.

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

RATE SENSITIVITY

The Company’s interest rate sensitivity position at June 30, 2002 is presented in the table below.

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or less	Months	Months	years	Years	Total

Interest-earning assets:
Loans	$182,742	$33,693	$31,674	$94,731	$58,075	$400,915
Investment securities-taxable	4,227	721	4,315	10,289	33,092	52,644
Investment securities-tax exempt	478	—	—	593	4,696	5,767
Federal funds sold	25,623	—	—	—	—	25,623
Interest bearing deposit in other bank	275	—	—	—	—	275
Note receivable	—	264	—	—	—	264

Total interest-bearing assets	213,345	34,678	35,989	105,613	95,863	485,488

Interest-bearing liabilities:
NOW accounts (A)	20,618	—	—	—	30,928	51,546
Money Market	128,541	—	—	—	—	128,541
Savings Deposits (B)	—	—	30,367	—	—	30,367
Other time deposits	34,988	25,743	50,377	38,598	145	149,851
Notes payable	—	—	—	—	5,250	5,250
Trust preferred securities	5,000	—	—	—	8,000	13,000
Other borrowings	22,984	—	—	—	—	22,984

Total interest-bearing liabilities	212,131	25,743	80,744	38,598	44,323	401,539

Interest sensitivity gap	$1,214	$8,935	$(44,755)	$67,015	$51,540	$83,949

Cumulative interest sensitivity gap	$1,214	$10,149	$(34,606)	$32,409	$83,949	$83,949

Cumulative sensitivity ratio	0.3%	2.1%	(7.1)%	6.7%	17.3%	17.3%

(A)	40% of outstanding balance considered repricable immediately and 60% repricable in the furthest time period.

(B)	Savings Deposits considered repricable in the one year time horizon.

The Company is cumulatively liability sensitive in the 7 to 12 month time frame and cumulatively asset sensitive in each of the 3 month or less, 4 to 6 months, 1 to 5 year, and over 5 year timeframes. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, to include the entire balance of these liability accounts in the earliest repricing period would be unrealistic. To compensate for the fact that changes in general market interest rates will not be fully reflected in changes in NOW rates, only 40% of NOW balances is included as immediately rate sensitive based on the Company’s own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the Company’s repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should decrease, the net interest margin would decrease. Conversely, if rates increase the net interest margin would over time increase and this is particularly true over longer time horizons since the Company has more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, the $34.6 million one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Second, a static gap model does not factor the effects of growing volumes which would likely include greater additional rate sensitive assets than rate sensitive liabilities. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin due to the fact that these loans behave similar to fixed rate loans in periods that have a significant range of interest rate changes.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company’s policy to maintain its cumulative one year gap ratio in the –20% to +10% range. At June 30, 2002, the Company was within this range with a one year cumulative sensitivity ratio of –7.1%.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of June 30, 2002 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, the Company has been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7.0% floor. The Company currently has in excess of $70 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First, this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits the Company's loss of interest income when rates decline but does constrain income gains in a rising rate market. In general, having this significant amount of loans at their floors reduces the Company's overall rate sensitivity.

The Company attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

(Dollars in thousands)	Interest Rates Decrease		Interest Rates	Interest Rates Increase
	200 BP	100 BP	Remain Constant	100 BP	200BP

2002 Interest Income	28,168	30,157	32,180	34,026	36,172
2002 Interest Expense	7,119	8,190	10,437	12,664	14,891

Net Interest Income	21,049	21,967	21,743	21,362	21,281

Change in net income after tax vs constant rates	(433)	140		(238)	(288)

Part II. OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2002, at the annual meeting of Company shareholders, the shareholders reelected the following directors: Edward V. Lett, Derek D. Martin-Vegue, Joseph H. Roth, Jr., Robert A. Zolten, M.D., and Thomas J. Longe and also approved the engagement of BDO Seidman, LLP as independent certified public accountants for the Company. The directors continuing in office following the meeting were: Edward V. Lett, Derek D. Martin-Vegue, Joseph H. Roth, Jr., Robert A. Zolten, M.D., Thomas J. Longe, Gretchen K. Holland, Marvin F. Schindler, Millard J. Younkers, Jr., Armando J. Henriquez, and James R. Lawson, III.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 99 — Report of Independent Certified Public Accountants
(b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

CERTIFICATION

Each of the undersigned do hereby certify that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Issuer.

Date: August 12, 2002	/s/ Edward V. Lett Edward V. Lett President and Chief Executive Officer

/s/ David P. Johnson David P. Johnson Executive Vice President and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.

Date: August 12, 2002	/s/ Edward V. Lett Edward V. Lett President and Chief Executive Officer

/s/ David P. Johnson David P. Johnson Executive Vice President and Chief Financial Officer