Form 10-Q
period 2002-09-30
TIB FINANCIAL CORP
filed 2002-11-14
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended SEPTEMBER 30, 2002	Commission File Number 0-29132

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES   ☒    NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	4,020,525

Class	Outstanding as of November 1, 2002

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Cash and due from banks	$19,462,184	$21,269,909
Federal funds sold	17,373,000	—
Investment securities held to maturity	—	18,505,912
Investment securities available for sale	54,651,279	35,473,748
Loans, net of deferred loan costs and fees	410,290,954	378,946,753
Less: allowance for loan losses	4,001,763	3,793,842

Loans, net	406,289,191	375,152,911
Premises and equipment, net	18,571,226	17,633,154
Goodwill	2,305,405	2,305,405
Intangible assets, net	2,055,291	2,276,006
Other assets	23,577,774	21,375,200

TOTAL ASSETS	$544,285,350	$493,992,245

LIABILITIES
Deposits:
Noninterest-bearing demand	93,399,199	$82,110,626
Interest-bearing demand and money market	179,990,542	175,742,070
Savings	31,312,701	26,132,494
Time deposits of $100,000 or more	69,567,511	56,345,992
Other time deposits	87,646,431	75,404,677

Total Deposits	461,916,384	415,735,859
Federal Home Loan Bank advances	20,000,000	25,000,000
Short-term borrowings	5,681,124	733,760
Notes payable	5,250,000	5,250,000
Trust preferred securities	13,000,000	13,000,000
Other liabilities	5,831,790	5,600,534

TOTAL LIABILITIES	511,679,298	465,320,153

STOCKHOLDERS’ EQUITY
Common stock — $.10 par value: 7,500,000 shares authorized, 4,018,125 and 3,946,100 shares issued	401,812	394,610
Additional paid in capital	8,697,753	8,221,937
Retained earnings	22,243,487	20,019,145
Accumulated other comprehensive income	1,263,000	36,400

TOTAL STOCKHOLDERS’ EQUITY	32,606,052	28,672,092

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$544,285,350	$493,992,245

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

INTEREST INCOME
Loans, including fees	$7,002,674	$7,326,628	$20,421,818	$22,035,054
Investment securities:
U.S. Treasury securities	40,160	41,390	122,119	120,548
U.S. Government agencies and corporations	542,842	688,146	1,759,617	2,291,790
States and political subdivisions, tax-exempt	65,705	68,725	198,657	205,854
States and political subdivisions, taxable	106,498	89,697	282,759	204,615
Other investments	19,849	86,299	107,197	186,843
Interest bearing deposits in other bank	1,026	337	4,094	2,022
Federal funds sold	116,796	142,158	267,854	885,904

TOTAL INTEREST INCOME	7,895,550	8,443,380	23,164,115	25,932,630

INTEREST EXPENSE
Interest-bearing demand and money market	559,213	1,219,752	1,530,117	4,404,706
Savings	59,167	118,008	170,266	370,931
Time deposits of $100,000 or more	688,476	878,884	2,028,955	2,881,197
Other time deposits	831,951	1,131,640	2,498,307	3,713,427
Long term debt – trust preferred securities	285,062	277,028	855,628	705,632
Federal Home Loan Bank advances	95,372	—	293,840	—
Notes payable	121,243	174,910	359,792	519,042
Short-term borrowings	16,445	15,117	28,971	43,734

TOTAL INTEREST EXPENSE	2,656,929	3,815,339	7,765,876	12,638,669

NET INTEREST INCOME	5,238,621	4,628,041	15,398,239	13,293,961
PROVISION FOR LOAN LOSSES	125,000	335,000	407,000	605,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,113,621	4,293,041	14,991,239	12,688,961
OTHER INCOME
Service charges on deposit accounts	547,556	545,565	1,625,138	1,670,352
Investment securities gains, net	5,118	284,339	143,245	286,205
Merchant bankcard processing income	961,952	890,699	3,421,796	3,223,976
Gain on sale of government guaranteed loans	—	20,465	23,179	55,022
Fees on mortgage loans sold at origination	404,985	214,096	1,078,363	731,669
Commissions on sales by Keys Insurance Agency, Inc.	488,257	410,571	1,422,970	1,131,901
Retail investment services	36,862	77,853	168,281	152,057
Equity in loss, including goodwill amortization, from investment in ERAS Joint Venture	—	(75,963)	(1,570)	(172,728)
Other income	287,530	494,272	872,197	1,056,744

TOTAL OTHER INCOME	2,732,260	2,861,897	8,753,599	8,135,198
OTHER EXPENSE
Salaries and employee benefits	2,894,743	2,574,623	8,430,040	7,411,584
Net occupancy expense	1,006,880	898,284	2,932,015	2,513,454
Other expense	2,162,600	2,091,308	7,075,841	6,637,637

TOTAL OTHER EXPENSE	6,064,223	5,564,215	18,437,896	16,562,675

INCOME BEFORE INCOME TAX EXPENSE	1,781,658	1,590,723	5,306,942	4,261,484
INCOME TAX EXPENSE	561,000	557,600	1,793,800	1,489,100

NET INCOME	$1,220,658	$1,033,123	$3,513,142	$2,772,384

BASIC EARNINGS PER SHARE:	$0.30	$0.26	$0.88	$0.71
DILUTED EARNINGS PER SHARE:	$0.29	$0.25	$0.85	$0.68

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other		Additional
		Comprehensive	Retained	Comprehensive	Common	Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2001	$28,672,092		$20,019,145	$36,400	$394,610	$8,221,937
Comprehensive Income
Net Income	3,513,142	$3,513,142	3,513,142
Other comprehensive income, net of tax expense of $739,100:
Unrealized holding gain on securities transferred into the available for sale category from the held to maturity category	270,480	270,480
Net market valuation adjustment on securities available for sale	1,045,504	1,045,504
Less: reclassification adjustment for gains included in net income	(89,384)	(89,384)

Other comprehensive income, net of tax		1,226,600		1,226,600

Comprehensive income		$4,739,742

Exercise of stock options	479,993				7,202	472,791
Income tax benefit from stock options exercised	3,025					3,025
Cash dividends declared, $.3225 per share	(1,288,800)		(1,288,800)

Balance at September 30, 2002	$32,606,052		$22,243,487	$1,263,000	$401,812	$8,697,753

				Accumulated
				Other		Additional
		Comprehensive	Retained	Comprehensive	Common	Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2000	$26,236,654		$17,815,366	$145,000	$390,241	$7,886,047
Comprehensive Income
Net Income	2,772,384	$2,772,384	2,772,384
Other comprehensive income, net of tax benefit of $52,000:
Net market valuation adjustment on securities available for sale	(85,000)	(85,000)		(85,000)

Comprehensive income		$2,687,384

Exercise of stock options	187,025				3,175	183,850
Income tax benefit from stock options exercised	36,688					36,688
Issuance of stock for BonData Group Limited, Inc. acquisition	68,244				564	67,680
Cash dividends declared, $.3225 per share	(1,266,354)		(1,266,354)

Balance at September 30, 2001	$27,949,641		$19,321,396	$60,000	$393,980	$8,174,265

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	For the nine month period ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,513,142	$2,772,384
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investments	75,961	38,873
Amortization of intangible assets	220,715	335,824
Depreciation of premises and equipment	1,133,362	1,017,336
Provision for loan losses	407,000	605,000
Deferred income tax provision (benefit)	(182,768)	(186,100)
Deferred net loan fees/costs	(360,946)	(361,111)
Investment securities (gains), net	(143,245)	(286,205)
Net gain on sale/disposal of premises and equipment	(2,493)	(71,078)
Gain on sales of government guaranteed loans, net	(23,179)	(55,022)
(Gain) loss on sale of servicing rights	2,532	(163,071)
Net proceeds received from servicing rights sale	33,079	—
Increase in other assets	(2,802,727)	(783,760)
Increase in other liabilities	233,178	198,956
Equity in loss, including goodwill amortization, from investment in ERAS JV	1,570	172,728

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,105,181	3,234,754

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities held to maturity	—	(223,609)
Purchases of investment securities available for sale	(19,194,484)	(19,418,629)
Repayments of principal and maturities of investment securities available for sale	8,530,057	5,350,598
Sales of investment securities available for sale	12,025,792	15,838,469
Maturities of investment securities held to maturity	—	16,500,000
Proceeds from sales of government guaranteed loans	541,980	1,196,283
Loans originated or acquired, net of principal repayments	(31,701,135)	(57,388,036)
Purchases of premises and equipment	(2,097,041)	(3,915,783)
Surrender value of purchased life insurance policies	—	(820,000)
Purchase of BonData Group Limited, Inc.	—	(204,750)
Sales of premises and equipment	28,100	16,398

NET CASH USED IN INVESTING ACTIVITIES	(31,866,731)	(43,069,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold under agreements to repurchase	4,947,364	958,550
Net decrease in FHLB advances	(5,000,000)	—
Net increase in demand, money market and savings accounts	20,717,252	33,125,159
Net increase (decrease) in time deposits	25,463,273	(8,412,144)
Proceeds from issuance of trust preferred	—	5,000,000
Debt issuance costs paid	—	(170,816)
Proceeds from exercise of stock options	479,993	187,025
Cash dividends paid	(1,281,057)	(1,262,334)

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,326,825	29,425,440

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,565,275	(10,408,865)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,269,909	23,565,494

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,835,184	$13,156,629

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)
TIB FINANCIAL CORP.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
Interest	$8,620,180	$13,303,739
Income taxes	2,091,000	1,880,000

In June 2002, the Company transferred investment securities in the held to maturity category with a book value totaling $18,507,916 to the available for sale category.

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2002. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2001.

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

In June 2002, the Company transferred all investments securities in the held-to-maturity category with a book value totaling $18,507,916 to the available-for-sale category. The difference between amortized historical cost and fair value for this portfolio of $433,461 was recorded net of tax in other comprehensive income. Therefore, there were no securities classified as held-to-maturity at September 30, 2002.

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

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2002 and December 31, 2001 are presented below:

	September 30, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$205,080	$10,706	$—	$215,786
U.S. Government agencies and corporations	23,240,957	876,487	—	24,117,444
States and political subdivisions-tax-exempt	5,520,607	399,271	—	5,919,878
States and political subdivisions-taxable	6,767,142	160,201	—	6,927,343
Mortgage-backed securities	15,267,733	577,335	—	15,845,068
Other investments	1,625,760	—	—	1,625,760

	$52,627,279	$2,024,000	$—	$54,651,279

	December 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$3,017,174	$71,896	$—	$3,089,070
U.S. Government agencies and corporations	105,757	712	—	106,469
States and political subdivisions-tax-exempt	5,742,409	90,163	693	5,831,879
States and political subdivisions-taxable	5,016,978	49,216	269,075	4,797,119
Mortgage-backed securities	18,359,772	84,675	5,236	18,439,211
Corporate bonds	3,173,358	36,642	—	3,210,000

	$35,415,448	$333,304	$275,004	$35,473,748

Other investments consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta.

NOTE 3 – LOANS

Loans are reported at the gross amount outstanding, reduced by net deferred loan costs and fees and an allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis. Gains on sales of government guaranteed loans are recognized as income when the sale occurs.

Major classifications of loans are as follows:

	September 30, 2002	December 31, 2001

Real estate mortgage loans:
Commercial	$242,555,496	$233,025,987
Residential	70,444,458	68,372,957
Construction	18,536,355	6,433,674
Commercial loans	47,077,972	46,927,000
Consumer loans	15,344,014	9,636,806
Home equity loans	16,124,629	14,707,222

Total loans	410,082,924	379,103,646
Net deferred loan costs (fees)	208,030	(156,893)

Loans, net of deferred loan costs (fees)	$410,290,954	$378,946,753

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

As indicated above, the determination of the allowance for loan losses rests upon management’s judgment. Management’s judgment is based upon a number of assumptions, which are believed to be reasonable, but may or may not prove valid. Thus there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Activity in the allowance for loan losses for the nine months ended September 30, 2002 and September 30, 2001 follows:

	2002	2001

Balance, January 1	$3,793,842	$3,267,873
Provision charged to expense	407,000	605,000
Loans charged off	(239,652)	(401,279)
Recoveries of loans previously charged off	40,573	17,406

Balance, September 30	$4,001,763	$3,489,000

NOTE 5 – EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share have been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per share.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:

	Net Earnings	Common Shares	Per Share Amount

For the three months ended September 30, 2002:
Basic earnings per common share	$1,220,658	4,013,014	$.30
Effect of dilutive stock options	—	155,367	(.01)

Diluted earnings per common share	$1,220,658	4,168,381	$.29

For the three months ended September 30, 2001:
Basic earnings per common share	$1,033,123	3,930,021	$.26
Effect of dilutive stock options	—	183,975	(.01)

Diluted earnings per common share	$1,033,123	4,113,996	$.25

	Net Earnings	Common Shares	Per Share Amount

For the nine months ended September 30, 2002:
Basic earnings per common share	$3,513,142	3,982,619	$.88
Effect of dilutive stock options	—	154,895	(.03)

Diluted earnings per common share	$3,513,142	4,137,514	$.85

For the nine months ended September 30, 2001:
Basic earnings per common share	$2,772,384	3,917,271	$.71
Effect of dilutive stock options	—	181,406	(.03)

Diluted earnings per common share	$2,772,384	4,098,677	$.68

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

Total options granted, exercised, and expired during the nine months ended September 30, 2002, were 164,000, 72,025, and 80,886, respectively. As of September 30, 2002, 596,491 options for shares were outstanding.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No.142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company adopted SFAS No. 141 on July 1, 2001, and adopted SFAS 142 on January 1, 2002. During the second quarter of 2002, the Company engaged a third party to evaluate possible impairment of Keys Insurance Agency, Inc.’s goodwill. The remainder of the Company’s goodwill was evaluated internally. Based on the evaluations, the Company has concluded that there is no impairment of goodwill at this time. The Company will continue to evaluate goodwill for impairment on an annual basis.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under recently cleared Derivatives Implementation Group (DIG) Statement 133 Implementation Issue C13, “Scope Exceptions: When a Loan Commitment is Included in the Scope of Statement 133,” the issuer (but not the holder) must apply Statement 133 to loan commitments related to the origination or acquisition of mortgage loans that will be held for resale. The guidance takes effect the first day of a reporting entity’s first fiscal quarter beginning after April 10, 2002 (that is, July 1, 2002, for the Company). The adoption of this guidance did not have a current impact on the Company’s financial statements.

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

In October 2002, the FASB issued SFAS 147, “Accounting of Certain Financial Institutions.” The statement removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” In addition, this statement amends SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to the impairment and disposal accounting for certain acquired long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002. The Company is currently evaluating the impact the adoption of this statement will have on it financial statements.

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

The results of the Company’s segments are as follows:

		Merchant	Government	Insurance
Three months ended	Community	Bankcard	Guaranteed	Agency	All
September 30, 2002	Banking	Processing	Loans Sales and Servicing	Sales	Other	Totals

Interest income	$7,886,556	$—	$—	$—	$8,994	$7,895,550
Interest expense	2,249,952	—	—	—	406,977	2,656,929

Net interest income	5,636,604	—	—	—	(397,983)	5,238,621
Other income	1,215,051	961,952	30,138	488,257	36,862	2,732,260
Depreciation and amortization	423,366	11,370	660	16,191	1,251	452,838
Other expense	4,394,158	790,926	22,571	387,827	140,903	5,736,385

Pretax segment profit (loss)	$2,034,131	$159,656	$6,907	$84,239	$(503,275)	$1,781,658

		Merchant	Government	Insurance
Three months ended	Community	Bankcard	Guaranteed	Agency	All
September 30, 2001	Banking	Processing	Loans Sales and Servicing	Sales	Other	Totals

Interest income	$8,426,461	$—	$—	$—	$16,919	$8,443,380
Interest expense	3,362,729	—	—	—	452,610	3,815,339

Net interest income	5,063,732	—	—	—	(435,691)	4,628,041
Other income	1,511,635	890,699	47,102	410,571	77,853	2,937,860
Equity in loss, including goodwill amortization, from investment in ERAS JV	—	—	—	—	(75,963)	(75,963)
Depreciation and amortization	400,439	10,581	7,736	28,269	1,187	448,212
Other expense	4,142,024	767,076	71,467	345,973	124,463	5,451,003

Pretax segment profit (loss)	$2,032,904	$113,042	$(32,101)	$36,329	$(559,451)	$1,590,723

		Merchant	Government	Insurance
Nine months ended	Community	Bankcard	Guaranteed	Agency	All
September 30, 2002	Banking	Processing	Loans Sales and Servicing	Sales	Other	Totals

Interest income	$23,137,426	$—	$—	$—	$26,689	$23,164,115
Interest expense	6,548,439	—	—	—	1,217,437	7,765,876

Net interest income	16,588,987	—	—	—	(1,190,748)	15,398,239
Other income	3,633,866	3,421,796	108,256	1,422,970	168,281	8,755,169
Equity in loss from investment in ERAS JV	—	—	—	—	(1,570)	(1,570)
Depreciation and amortization	1,266,615	32,928	7,613	43,117	3,804	1,354,077
Other expense	13,038,008	2,783,409	68,792	1,155,401	445,209	17,490,819

Pretax segment profit (loss)	$5,918,230	$605,459	$31,851	$224,452	$(1,473,050)	$5,306,942

Segment Assets	$540,696,794	$74,288	$158,684	$2,323,790	$1,031,794	$544,285,350

		Merchant	Government	Insurance
Nine months ended	Community	Bankcard	Guaranteed	Agency	All
September 30, 2001	Banking	Processing	Loans Sales and Servicing	Sales	Other	Totals

Interest income	$25,882,095	$—	$—	$—	$50,535	$25,932,630
Interest expense	11,410,775	—	—	—	1,227,894	12,638,669

Net interest income	14,471,320	—	—	—	(1,177,359)	13,293,961
Other income	3,659,064	3,223,976	140,928	1,131,901	152,057	8,307,926
Equity in loss, including goodwill amortization, from investment in ERAS JV	—	—	—	—	(172,728)	(172,728)
Depreciation and amortization	1,173,574	31,668	23,054	121,304	3,560	1,353,160
Other expense	11,487,185	2,730,295	219,073	1,011,871	366,091	15,814,515

Pretax segment profit (loss)	$5,469,625	$462,013	$(101,199)	$(1,274)	$(1,567,681)	$4,261,484

Segment Assets	$467,023,688	$85,286	$174,033	$2,317,803	$1,946,119	$471,546,929

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, the following information is presented on the Company’s goodwill and intangible assets:

Amortized Intangible Assets	Gross Carrying	Accumulated
at September 30, 2002:	Amount	Amortization	Net Book Value

Core Deposit Intangible	$2,941,234	$929,602	$2,011,632
Excess Servicing Fees	110,495	66,836	43,659

Total	$3,051,729	$996,438	$2,055,291

Intangible amortization expense totaled $220,715 for the nine months ended September 30, 2002.

There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2002. The components of goodwill were as follows:

	Government
	Guaranteed Loan	Insurance Agency	Investment in ERAS
	Sales and Servicing	Sales	JV (a)	Totals

Balance as of January 1, 2002 and September 30, 2002	$155,232	$2,010,211	$139,962	$2,305,405

(a)	Investment in ERAS JV is reported as “All Other” in the segment reporting table in Note 8.

The following tables indicate what reported net income would have been had goodwill not been amortized:

	For the nine months ended

	September 30, 2002	September 30, 2001

Reported net income	$3,513,142	$2,772,384
Add back: Goodwill amortization, net of tax effect	—	93,455

Adjusted net income	$3,513,142	$2,865,839

Basic earnings per share:
Reported net income	$0.88	$0.71
Goodwill amortization	—	0.02

Adjusted net income	$0.88	$0.73

Diluted earnings per share:
Reported net income	$0.85	$0.68
Goodwill amortization	—	0.02

Adjusted net income	$0.85	$0.70

	For the three months ended

	September 30, 2002	September 30, 2001

Reported net income	$1,220,658	$1,033,123
Add back: Goodwill amortization, net of tax effect	—	22,762

Adjusted net income	$1,220,658	$1,055,885

Basic earnings per share:
Reported net income	$0.30	$0.26
Goodwill amortization	—	0.01

Adjusted net income	$0.30	$0.27

Diluted earnings per share:
Reported net income	$0.29	$0.25
Goodwill amortization	—	0.01

Adjusted net income	$0.29	$0.26

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

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of September 30, 2002, and statement of income for the three and nine months ended September 30, 2002.

The Company’s net income of $1,220,658 for the third quarter of 2002 was a 18.2% increase compared to $1,033,123 for the same period last year. The $187,535 increase in net income is attributed to the net of the following: an increase of $820,580 or 19.1%, in net interest income after provision for loan losses; a decrease of $129,637, or 4.5%, in other income; an increase in other expense of $500,008, or 9.0%; and an increase in income tax expense of $3,400 or 0.6%. Basic and diluted earnings per share for the third quarter of 2002 were $0.30 and $0.29 respectively as compared to $0.26 and $0.25 per share in the previous year’s quarter.

The Company’s net income of $3,513,142 for the first nine months of 2002 was a 26.7% increase compared to $2,772,384 for the same period last year. The $740,758 increase in net income is attributed to the net of the following: an increase of $2,302,278 or 18.1%, in net interest income after provision for loan losses; an increase of $618,401, or 7.6%, in other income; an increase in other expense of $1,875,221, or 11.3%; and an increase in income tax expense of $304,700 or 20.5%. Basic and diluted earnings per share for the first nine months of 2002 were $0.88 and $0.85 respectively as compared to $0.71 and $0.68 per share in the previous year’s quarter.

Book value per share increased to $8.11 at September 30, 2002 from $7.27 at December 31, 2001. The Company paid a quarterly dividend of $0.1075 per share in each of the first, second, and third quarters of 2002 and 2001.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the nine months ended September 30, 2002 was 15.05% on average equity of $30,509,000, compared to 13.57% on average equity of $27,243,000 for the same period in 2001. Annualized return on average assets of $527,169,000 for the nine months ended September 30, 2002 was 0.87%, compared to 0.78% on average assets of $473,849,000 for the same period in 2001.

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

Net interest income is one measurement of how management has balanced the Company’s interest rate sensitive assets and liabilities. The Company’s net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, interest bearing deposits in other banks, and investment securities. The Company’s interest-bearing liabilities include its deposits, federal funds purchased, notes payable related to Company shares repurchased, trust preferred securities, advances from the Federal Home Loan Bank, and other short-term borrowings. Net interest income increased $2,104,278, or 15.8%, to $15.4 million, in the nine months ended September 30, 2002 as compared to the same period last year. The prime rate as published in the Wall Street Journal began 2001 at 9.5% and by December 2001 it had declined to 4.75%. Many of the Bank’s loans are indexed to this floating rate which has been stable at 4.75% since December 2001. Offsetting this decline in interest income, the Company has been able to reprice maturing high-rate certificates of deposit and other funding sources resulting in a reduction in interest expense compared to the prior year. The average yield on interest earning assets for the first nine months of 2002 was 6.55% which was a decrease of 159 basis points compared to the 8.14% yield earned during the first nine months of 2001. The average cost of interest bearing deposits declined 211 basis points from 4.45% during the first nine months of 2001 to 2.34% for the comparable period in 2002, and the rate of all interest bearing liabilities decreased 211 basis points, from 4.73% in 2001 to 2.62% in 2002. The Company’s net interest margin increased to 4.36% in the first nine months of 2002 compared to 4.19% in the first nine months of 2001.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the nine months ended September 30, 2002 and September 30, 2001.

	2002			2001

	AVERAGE	INCOME/	YIELDS	AVERAGE	INCOME/	YIELDS
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES

Interest-earning assets:
Loans (1)(2)	$395,061	$20,440	6.92%	$337,331	22,035	8.73%
Investment securities — taxable	53,265	2,272	5.70%	59,091	2,804	6.34%
Investment securities – tax exempt (2)	5,545	301	7.26%	5,738	312	7.27%
Interest bearing deposits in other banks	307	4	1.78%	51	2	5.27%
Federal funds sold	21,329	268	1.68%	25,643	886	4.62%

Total interest-earning assets	475,507	23,285	6.55%	427,854	26,039	8.14%

Non-interest-earning assets:
Cash and due from banks	13,553			12,387
Investment in ERAS	255			939
Premises and equipment, net	17,462			16,428
Allowances for loan losses	(3,897)			(3,221)
Other assets	24,289			19,462

Total non-interest earning assets	51,662			45,995

Total assets	$527,169			$473,849

Interest-bearing liabilities:
Interest bearing deposits:
NOW accounts	$50,496	211	0.56%	$42,404	430	1.36%
Money market	129,807	1,319	1.36%	128,485	3,975	4.14%
Savings deposits	29,575	170	0.77%	24,119	371	2.06%
Other time deposits	145,621	4,527	4.16%	146,453	6,594	6.02%

Total interest-bearing deposits	355,499	6,227	2.34%	341,461	11,370	4.45%
Other interest-bearing liabilities:
Notes payable	5,250	360	9.16%	5,250	519	13.22%
Short-term borrowings and FHLB advances	22,441	323	1.92%	1,349	44	4.34%
Trust preferred securities	13,000	856	8.80%	9,136	706	10.33%

Total interest-bearing liabilities	396,190	7,766	2.62%	357,196	12,639	4.73%

Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	94,806			82,376
Other liabilities	5,664			7,034
Stockholders’ equity	30,509			27,243

Total non-interest bearing liabilities and stockholders’ equity	130,979			116,653

Total liabilities and stockholders’ equity	$527,169			$473,849

Interest rate spread			3.93%			3.41%

Net interest income		$15,519			$13,400

Net interest margin (3)			4.36%			4.19%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2002 compared to 2001 (1) Due to changes in

			Net
	Average	Average	Increase
(In thousands)	Volume	Rate	(Decrease)

INTEREST INCOME
Loans (2)	$4,801	$(6,396)	$(1,595)
Investment Securities (2)	(273)	(270)	(543)
Interest bearing deposits in other banks	5	(3)	2
Federal Funds sold	(129)	(489)	(618)

Total interest income	4,404	(7,158)	(2,754)

INTEREST EXPENSE
NOW Accounts	112	(331)	(219)
Money Market	68	(2,724)	(2,656)
Savings deposits	111	(312)	(201)
Other time deposits	(37)	(2,030)	(2,067)
Notes payable	—	(159)	(159)
Trust preferred securities	318	(168)	150
Short-term borrowings and FHLB advances	333	(54)	279

Total interest expense	905	(5,778)	(4,873)

Change in net interest income	$3,499	$(1,380)	$2,119

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(2)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Based on management’s evaluation of specific loans and inherent losses within the loan portfolio and other factors, the provision for loan losses was $125,000 for the third quarter of 2002 as compared to $335,000 for the third quarter of 2001. Gross charged off loans for the third quarter of 2002 were $25,682 with recoveries of $26,882, compared to $25,732 in charge offs and $10,258 in recoveries in the third quarter of 2001.

The provision for loan losses was $407,000 for the first nine months of 2002 as compared to $605,000 in the first nine months of 2001. Gross charged off loans for the first nine months of 2002 were $239,652 with recoveries of $40,573, resulting in an annualized net charge-off rate of .06% of total loans. Approximately $211,000 of the current year charge off relates to the non-guaranteed portion of one loan. This compares to net charge offs during the same period last year of $383,873. Approximately $352,000 of the prior year charge-off relates to the nonguaranteed portion of two loans made to one customer.

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

The allowance for loan losses amounted to $4,001,763 and $3,793,842 at September 30, 2002 and December 31, 2001, respectively. Based on an analysis performed by management at September 30, 2002, the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, and other real estate. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired if it is in a nonaccruing status. Non-performing assets for the periods ended September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002	December 31, 2001

Loans on nonaccrual	$548,455	$1,590,391
Loans 90 days past due (a)	—	—
Other real estate owned (b)(d)	1,550,074	550,000
Other assets (b)	2,389,888	2,290,432

Total non-performing assets	$4,488,417	$4,430,823

Percentage of non-performing assets to total loans (c)	1.08%	1.16%

(a)	Loans 90 days past due exclude loans on nonaccrual that are reported separately.

(b)	The Bank had made a loan originally totaling $10,000,000 to construct a lumber mill in north Florida. Of this amount, $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At December 31, 2000, the loan was past due greater than 90 days but was still maintained as an accruing loan because of the USDA guarantee and collateral value. During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. In addition, the bank has capitalized liquidation costs and protective advances totaling approximately $429,000 and $404,000 at September 30, 2002 and December 31, 2001, respectively, which the Bank expects to be fully reimbursed by the USDA. The non guaranteed principal and interest ($1,961,000 at September 30, 2002 and $1,886,000 at December 31, 2001) and the capitalized costs totaling approximately $429,000 and $404,000 at September 30, 2002 and December 31, 2001, respectively are included as “other assets” in the table above. The portion of this loan guaranteed by the USDA was approximately $1.6 million at September 30, 2002 and December 31, 2001, and is accruing interest. Accrued interest on this loan totals approximately $481,000 and $409,000 at September 30, 2002 and December 31, 2001, respectively. Under the USDA program, eligible portions of both principal and interest are covered under the USDA guarantee. Management believes the present value of all assets pledged as collateral for this loan exceeds the unpaid amount.

Florida Statutes require that repossessed real property be liquidated or charged off within five years, and repossessed personal property be liquidated or charged off within six months. The Bank was awarded title to the property on June 12, 2001, and, therefore, the time constraints imposed by Florida Statutes required that the personal property be disposed of by December 10, 2001. The Bank applied to the State of Florida for an extension to carry the repossessed personal property on the Bank’s books. The Department of Banking and Finance of the State of Florida granted an extension to the Bank to carry the personal property on its books until December 11, 2002. On June 4, 2002, the Bank requested another extension from the State. The Bank is currently awaiting their response. There is no assurance that this extension will be granted and, therefore, the possibility exists that the non guaranteed principal and interest totaling $1,961,000 at September 30, 2002, may need to be charged off for regulatory purposes in December 2002 if the property has not yet been liquidated. Since the Company believes this amount is ultimately realizable, the Company does not anticipate that this amount will be required to be written off on its financial statements prepared under generally acceptable accounting principles. Even if the amount was required to be charged off for regulatory purposes, the Bank and the Company would have remained well capitalized at September 30, 2002, under the capital adequacy guidelines established by the federal bank regulators.

(c)	For the purpose of this computation, total loans include other real estate owned and other assets.

(d)	Other real estate owned increased approximately $1.0 million from December 31, 2001 to September 30, 2002, due to the repossession of two commercial properties in the second quarter of 2002.

Other income for the third quarter of 2002 was $2,732,260. This represents a $129,637 decrease over the prior year quarter. For the nine month period ended September 30, 2002, other income increased $618,401 to $8,753,599 from $8,135,198 in the comparable period last year. The 7.6% increase in non interest income is attributable to an increase of $197,820 in merchant bankcard processing income; a $291,069 increase in commissions on sales by Keys Insurance; a $16,224 increase in retail investment services; a $171,158 decrease in equity in loss, including goodwill amortization, from the investment in ERAS JV; a $346,694 increase in fees on mortgage loans sold at origination; offset by a decrease of $45,214 in service charges on deposit accounts, a $31,843 decrease in gain on sale of government guaranteed loans; a $142,960 decrease in net investment security gains; and a $184,547 decrease in other income . The increases in merchant bankcard, commissions on sales by Keys Insurance, fees on mortgage loans sold at origination, and retail investment services income is primarily a result of volume increases, and also additional activity as a result of the Company’s expansion into Southwest Florida. The net gain from the sale of securities will vary based upon the sales and calls of the individual securities in the investment portfolio. In the third quarter of 2001, the Company liquidated approximately $15.8 million in securities primarily to fund the growth in loan outstandings. This sale resulted in a gain of $267,897. In 2002, the gain is primarily the result of the sale of two corporate securities which netted a gain of approximately $65,000 in the first quarter of 2002 and the sale of two agency securities in the second quarter of 2002 that netted a gain of approximately $64,000. Prior to January 1, 2002, the Company accounted for its investment in ERAS JV under the equity method. This resulted in a net loss of $172,728 in the first nine months of 2001. On December 31, 2001, the Company sold two thirds of its 30% interest in ERAS JV. At the resulting 10% ownership, the remaining investment in ERAS is accounted for under the cost method in 2002.

Other expense for the third quarter of 2002 was $6,064,223. This represents a $500,008, or 9.0% increase over the prior year quarter. For the nine month period ended September 30, 2002, other expense increased $1,875,221 to $18,437,896 from $16,562,675 in the comparable period last year. The 11.3% increase in non interest expense is attributable to salaries and employee benefits increasing $1,018,456, net occupancy expense increasing $418,561, and other expense increasing $438,204. A significant portion of these increases are a result of the two new locations the Bank opened during the second half of 2001. The addition of these facilities has caused the Bank to hire additional personnel and incur additional operating costs.

Total assets at September 30, 2002 were $544,285,350, up 10.2% from total assets of $493,992,245 at December 31, 2001. Loans net of deferred loan costs and fees increased $31,344,201 to $410,290,954 for the first nine months of 2002 from year end 2001. Also, in the same period, federal funds sold increased $17,373,000, and investment securities increased $671,619. Asset growth was primarily funded by an increase in deposits of $46,180,525, or 11.1%. At September 30, 2002, the Company had $5,681,124 in short-term borrowings compared to $733,760 at December 31, 2001. Short-term borrowings consist of securities sold under agreements to repurchase and Treasury tax deposits. Advances from the Federal Home Loan Bank totaled $20 million at September 30, 2002 as compared to $25 million at December 31, 2001.

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

In July 2001, the Company participated in a pooled offering of trust preferred securities in the amount of $5 million. The Company formed TIBFL Statutory Trust II (the “Trust”), a wholly-owned statutory trust subsidiary, for the purpose of issuing the trust preferred securities. The trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points). The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly. The rate in effect at September 30, 2002 is 5.39%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. For federal regulatory purposes, the Company plans to treat the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital.

On October 31, 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. from a Company director. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) has three offices in the Florida Keys and one office in Naples. Keys Insurance Agency, Inc. offers a full line of commercial and residential hazard insurance coverage as well as life and health insurance and annuities. Total consideration paid at closing for the agency was $1,870,000. This was comprised of $220,000 in the Company’s common stock and $1,650,000 in cash paid at closing. Under the purchase agreement, annual cash payments of $110,000 are to be made following each of the first three anniversaries of the closing date, subject to the agency’s ability to achieve certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2001 or 2002.

On September 25, 2001, Keys Insurance Agency, Inc. purchased BonData Group Limited, Inc., a Ft. Myers, Florida based insurance agency specializing in surety bond underwriting and placement. Total consideration paid at closing for the agency was $273,000. This was comprised of approximately $68,000 in the Company’s common stock and approximately $205,000 in cash. Under the purchase agreement, annual cash payments of $24,000 are to be made following each of the first two anniversaries of the closing date, subject to the agency’s ability to achieve certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2002.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 2002 and December 31, 2001:

	Well		Adequately
	Capitalized		Capitalized		September 30, 2002	December 31, 2001
	Requirement		Requirement		Actual	Actual

Tier 1 Capital (to Average Assets)
Consolidated	>	5%	>	4%	7.0%	7.1%
Bank	>	5%	>	4%	8.3%	8.5%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	>	6%	>	4%	8.6%	8.4%
Bank	>	6%	>	4%	10.2%	10.2%
Total Capital (to Risk Weighted Assets)
Consolidated	>	10%	>	8%	11.4%	11.6%
Bank	>	10%	>	8%	11.1%	11.1%

Management believes, as of September 30, 2002, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital a portion of the trust preferred securities that were issued in September 2000 and July 2001.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. The Company manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $75.8 million at September 30, 2002, under which $20 million was outstanding. Any advances are secured by the Bank’s one-to-four family residential mortgage loans.

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

COMMITMENTS

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer on the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2002, total commitments to extend credit were approximately $61.7 million in unfunded loan commitments.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At September 30, 2002, commitments under standby letters of credit aggregated approximately $2.1 million.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, residential real estate and income-producing commercial properties on those commitments for which collateral is deemed necessary.

RATE SENSITIVITY

The Company’s interest rate sensitivity position at September 30, 2002 is presented in the table below.

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or less	Months	Months	years	Years	Total

Interest-earning assets:
Loans	$185,018	$32,579	$29,658	$100,351	$62,477	$410,083
Investment securities-taxable	2,884	3,048	—	21,069	21,730	48,731
Investment securities-tax exempt	350	—	129	844	4,597	5,920
Federal funds sold	17,373	—	—	—	—	17,373
Interest bearing deposit in other bank	195	—	—	—	—	195
Note receivable	264	—	—	—	—	264

Total interest-bearing assets	206,084	35,627	29,787	122,264	88,804	482,566

Interest-bearing liabilities:
NOW accounts (A)	20,058	—	—	—	30,087	50,145
Money Market	129,846	—	—	—	—	129,846
Savings Deposits (B)	—	—	31,313	—	—	31,313
Other time deposits	34,142	37,186	40,044	45,741	101	157,214
Notes payable	—	—	—	—	5,250	5,250
Trust preferred securities	5,000	—	—	—	8,000	13,000
Other borrowings	25,681	—	—	—	—	25,681

Total interest-bearing liabilities	214,727	37,186	71,357	45,741	43,438	412,449

Interest sensitivity gap	$(8,643)	$(1,559)	$(41,570)	$76,523	$45,366	$70,117

Cumulative interest sensitivity gap	$(8,643)	$(10,202)	$(51,772)	$24,751	$70,117	$70,117

Cumulative sensitivity ratio	(1.8)%	(2.1)%	(10.7)%	5.1%	14.5%	14.5%

(A)	40% of outstanding balance considered repriceable immediately and 60% repriceable in the furthest time period.

(B)	Savings Deposits considered repriceable in the one year time horizon.

The Company is cumulatively liability sensitive in the 3 month or less, 4 to 6 months, and 7 to 12 month time frames and cumulatively asset sensitive in each of the 1 to 5 year, and over 5 year timeframes. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, to include the entire balance of these liability accounts in the earliest repricing period would be unrealistic. To compensate for the fact that changes in general market interest rates will not be fully reflected in changes in NOW rates, only 40% of NOW balances is included as immediately rate sensitive based on the Company’s own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the Company’s repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should decrease, the net interest margin would decrease. Conversely, if rates increase the net interest margin would over time increase and this is particularly true over longer time horizons since the Company has more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, the $51.8 million one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Second, a static gap model does not factor the effects of growing volumes which would likely include greater additional rate sensitive assets than rate sensitive liabilities. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin due to the fact that these loans behave similar to fixed rate loans in periods that have a significant range of interest rate changes.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company’s policy to maintain its cumulative one year gap ratio in the –20% to +10% range. At September 30, 2002, the Company was within this range with a one year cumulative sensitivity ratio of –10.5%.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of September 30, 2002 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, the Company has been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7.0% floor. The Company currently has in excess of $90 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First, this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does constrain income gains in a rising rate market. In general, having this significant amount of loans at their floors reduces the Company’s overall rate sensitivity.

The Company attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

	Interest Rates Decrease			Interest Rates Increase
			Interest Rates
(Dollars in thousands)	200 BP	100 BP	Remain Constant	100 BP	200BP

2002 Interest Income	$29,841	$31,943	$34,108	$36,086	$38,369
2002 Interest Expense	7,380	8,597	10,971	13,280	15,589

Net Interest Income	22,461	23,346	23,137	22,806	22,780

Change in net income after tax vs. constant rates	$(422)	$130		$(207)	$(223)

Part II. OTHER INFORMATION

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer, President, and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b)	Changes in Internal Controls. The Company made no significant changes in its internal controls or other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer, President, and Chief Financial Officer.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 — Report of Independent Certified Public Accountants

(b)	Exhibit 99.2 – Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

(c)	Exhibit 99.3 – Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

(d)	No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.

/s/ Edward V. Lett
Date:	November 14, 2002	Edward V. Lett
President and Chief Executive Officer

/s/ David P. Johnson
David P. Johnson Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Edward V. Lett, President and CEO, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of TIB Financial Corp.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Edward V. Lett
Edward V. Lett, President and Chief Executive Officer

I, David P. Johnson, Executive Vice President and CFO, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of TIB Financial Corp.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ David P. Johnson
David P. Johnson, Executive Vice President and Chief Financial Officer