Form 10-K
TIB FINANCIAL CORP
filed 2003-03-28
CIK 1013796

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

     Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year	Commission file number
ended December 31, 2002	000-21329

TIB FINANCIAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0655973
(State of Incorporation)	(I.R.S. Employer
Identification No.)
99451 Overseas Highway
Key Largo, Florida	33037-7808
(Address of Principal Executive Offices)	(Zip Code)

(305) 451-4660
(Registrant’s telephone number)

Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act: Common stock, par value $0.10

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                           Yes [X] or  No[ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] or No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 3, 2003 was $49,821,794 based on $15.26 per share as of March 3, 2003.

The number of shares outstanding of issuer’s class of common stock at March 3, 2003 was 4,038,925 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2002 fiscal year end are incorporated by reference into Part III of this report.

		Page

	PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	77
SIGNATURES		78

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of TIB Financial Corp. (the “Company”) to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company’s market area and elsewhere. All forward looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning), and the term “Bank” means TIB Bank of the Keys and its subsidiaries (unless the context indicates another meaning).

ITEM 1.     BUSINESS

TIB Financial Corp., Key Largo, Florida, was incorporated as a Florida business corporation in February 1996, for the purpose of becoming a bank holding company by acquiring all of the common stock of TIB Bank of the Keys (the “Bank”), Key Largo, Florida. Following the receipt of approval from the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Company became a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “Act”) upon the acquisition of all of the Common Stock of the Bank on August 31, 1996. Effective August 31, 2000, the Company became a financial holding company.

We are authorized to engage in any activity permitted by law to a Florida corporation, subject to applicable Federal regulatory restrictions on the activities of financial holding companies.

The Bank was incorporated under the laws of the State of Florida on December 28, 1973, for the purpose of conducting the business of commercial banking. The Bank commenced commercial banking operations on February 1, 1974. The deposits at the Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”).

The Bank conducts a general commercial banking business in its primary service area of Monroe, Miami-Dade, Collier and Lee counties, Florida, emphasizing the banking needs of individuals, professionals and business customers. The main office of the Company and the Bank is located at 99451 Overseas Highway, Key Largo, Florida 33037. The Bank has a total of fourteen branch locations. There are nine branch locations throughout the Florida Keys from Key Largo to Key West. There are also two branch locations in Homestead, two branches in Naples, and one branch in Bonita Springs, Florida.

The principal business of the Bank is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. As of December 31, 2002, the Bank had total assets of approximately $564.2 million, total deposits of approximately $488.1 million and total shareholders’ equity of approximately $49.0 million.

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

The Bank seeks to concentrate its deposits and loan efforts within Monroe, Collier, Lee, and Miami-Dade Counties, Florida, its primary service area. The primary factors in competing for deposits are interest rates, the range of financial services offered, service, convenience of office locations and flexible office hours. Direct competition for such deposits comes from other commercial banks, savings institutions, credit unions, brokerage firms and money market funds.

The Bank’s lending philosophy is to make loans, taking into consideration the safety of the Bank’s depositors’ funds, the preservation of the Bank’s liquidity, the interest of our shareholders, the welfare of the community, and other factors. Interest income from the Bank’s lending operations is a principal component of the Bank’s income, therefore prudent lending is essential for the prosperity of the Bank.

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

The Bank’s loan portfolio at December 31, 2002 contained approximately 79% real estate mortgage loans, 11% commercial loans, 2% consumer loans, 4% indirect auto dealer loans, and 4% home equity loans. The Bank’s gross loan to deposit ratio at December 31, 2002, was approximately 90%.

In addition to interest income from the Bank’s lending operations, the other major sources of income for the Bank are fees on mortgage loans sold, interest on investment securities, service charges on deposit accounts, gains on sales of government guaranteed loans, and merchant bankcard processing income. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

The Bank engages through a wholly-owned subsidiary, TIB Investment Center, Inc. (“TIB Investment”), in the retail sale of nondeposit investment products such as variable and fixed rate annuities, mutual funds and other products. The Bank has entered into an agreement with Raymond James Financial Services, Inc., a third-party provider which trains and supervises employees of the Bank or TIB Investment in the sale of these products from various offices of the Bank.

The Bank also engages through a wholly-owned subsidiary, TIB Government Loan Specialists, Inc., in the origination and sale of the government guaranteed portion of loans that qualify for government guaranteed loan programs such as those offered by the Small Business Administration and the U.S. Department of Agriculture Rural Development Business and Industry Program.

Prior to December 31, 2001, we had a 30% interest in ERAS JV, a company that specializes in cash item processing for depository institutions and customized software for the financial services industry. On December 31, 2001, we sold a portion of our investment in this company, which reduced our ownership percentage in ERAS JV to 10%. On October 4, 2002, we sold 5.1% of our 10% interest in ERAS JV. This sale, accompanied by the additional transfer of assets by other owners into the venture, reduced our ownership in the venture to 4.53%.

In October 2000, we purchased Keys Insurance Agency of Monroe County, Inc. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) has three offices in the Florida Keys and one office in Naples and brokers a full line of commercial and residential hazard insurance coverages as well as life and health insurance and annuities.

The Bank’s business plan relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank’s personalized services. The Bank emphasizes a high degree of personalized client service in order to be able to provide for each customer’s banking needs. The Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally-managed and state chartered bank to meet the particular needs of consumers, professionals and business customers in the community. All banking services are continually evaluated with regard to their profitability and efforts are made to modify the Bank’s business plan if deemed appropriate.

In 2002, the Bank began a program of buying loans that have been originated by automobile dealerships. This is commonly referred to as indirect lending. We predominately buy loans from auto dealers in southwest Florida and they are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles.

Employees

As of December 31, 2002, the Bank employed 230 full-time employees and 15 part-time employees, and the insurance agency employed 23 full-time employees and one part-time employee. Except for certain officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. The Company and its subsidiaries are not a party to any collective bargaining agreement, and management believes the Company and its subsidiaries enjoy satisfactory relations with its employees.

Supervision and Regulation

Regulation of the Bank: The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC, and also to the regulations of the Florida Department of Financial Services (the “DBF”) and the FDIC. Such statutes and regulations relate to, among other things, reserves, investments, loans, mergers and consolidations, branching, issuances of securities, payment of dividends, payment of interest rates, establishment of branches and other aspects of the Bank’s operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service. Florida law permits banks to branch on a statewide basis. Therefore, the Bank has the ability to expand from its market presence in Monroe, Miami-Dade, Collier and Lee counties into other markets in Florida.

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

At December 31, 2002, the Bank exceeded these minimum Tier 1, risk-based and leverage capital ratios. The table that follows sets forth certain capital information for the Bank as of December 31, 2002.

Capital Adequacy
(Dollars in thousands)
December 31, 2002

	Amount	Percent

Leverage Ratio:
Actual	$45,739	8.3%
Minimum Required (1)	$21,979	4.0%
Risk-Based Capital:
Tier 1 Capital
Actual	$45,739	9.8%
Minimum Required	$18,659	4.0%
Total Capital
Actual	$50,156	10.8%
Minimum Required	$37,318	8.0%

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) contains “prompt corrective action” provisions which established among other things, the following five capital standard categories for depository institutions: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly undercapitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued uniform regulations, which, among other things, define the capital levels described above. Under the regulations, a bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater. An “undercapitalized” bank is defined as one that has a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 3%. A “significantly undercapitalized” bank is defined as one that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3% and a bank is “critically undercapitalized” if the bank has a leverage ratio equal to or less than 2%. The applicable federal regulatory agency for a bank that is “well capitalized” may reclassify it as “adequately capitalized” or “undercapitalized” and subject the institution to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. As of December 31, 2002, the Bank met the definition of a “well capitalized” institution.

“Undercapitalized” depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is “significantly undercapitalized”. Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. “Significantly undercapitalized” depository institutions may be subject to a number of additional requirements and restrictions such as orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Housing and Urban Development, the Department of Justice (the “DOJ”), and all of the federal banking agencies have issued an Interagency Policy Statement on discrimination in Lending which provides guidance to financial institutions as to what the agencies consider in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices.

Regulation of the Company: The Company is a bank holding company within the meaning of the Act. As a bank holding company, we are required to file with the Federal Reserve an annual report and such additional information as the Board may require pursuant to the Act. The Federal Reserve may also make examinations of us and each of our subsidiaries. Bank holding companies are required by the Act to obtain approval from the Federal Reserve prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank or merging with another bank holding company.

Legislation has significantly increased the right of an eligible bank holding company, called a “financial holding company,” to engage in a full range of financial activities, including insurance and securities activities, as well as merchant banking and other financial services. On August 31, 2000, the Federal Reserve Bank approved our election to become a financial holding company. We thus have expanded financial affiliation opportunities as long as the Bank remains a “well-capitalized” and “well-managed” depository institution and has at least a “satisfactory” rating under the Community Reinvestment Act of 1997 (the “CRA”). As of December 31, 2002, the Bank met all three criteria for the Company’s continued qualification as a financial holding company.

As a bank holding company, we are subject to capital adequacy guidelines established for bank holding companies by the Federal Reserve. The minimum required ratio for total capital to risk weighted assets is 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Federal Reserve) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Federal Reserve’s guidelines. The Federal Reserve’s guidelines apply on a consolidated basis to bank holding companies, like ours, with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets, the guidelines apply on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Federal Reserve has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states authorize such transactions. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions. As a result of this legislation, we may become a candidate for acquisition by, or may ourselves seek to acquire, banking organizations located in other states.

Florida has enacted the Florida Interstate Branching Act (the “Florida Branching Act”), which permits interstate branching through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the DBF, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. However, any loans from the holding company to such subsidiary banks likely will be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank. In addition, a bank holding company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

The Company and the Bank are subject to Section 23A of the Federal Reserve Act, which limits a bank’s “covered transactions” (generally, any extension of credit or purchase of assets) with any single affiliate to no more than 10% of a bank’s capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank’s capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank’s affiliates. Finally, Section 23A requires that all of a bank’s extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. The Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, executive officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all affiliates as a group.

The Company and the Bank are subject to the provisions of the CRA and the federal banking agencies’ regulations issued thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency’s assessment of the institution’s record is made available to the public. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, or a bank applying for a merger or a branch office, the regulatory agencies will take into account the CRA rating of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application. Generally, holding companies and banks are required to have CRA ratings of satisfactory or better for purposes of approval of such applications. As a result of the Bank’s most recent CRA examination in May 2001, the Bank received a “satisfactory” CRA rating.

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

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law provides for transitional repeals of the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

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

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank’s primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank does not provide presently. Management believes that personalized service and competitive pricing will provide it with a method to compete effectively in the primary service area.

Monetary Policy

Our earnings are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has an important impact on the operating results of banks and other financial institutions through its power to implement national monetary policy. The methods used by the Federal Reserve include setting the reserve requirements of banks, establishing the discount rate on bank borrowings and conducting open market transactions in United States Government securities.

FDIC Insurance Assessments

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized, (b) adequately capitalized, and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned.

The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Based on the Bank’s risk classification, the Bank was not required to pay an assessment for deposit insurance in 2002, nor will it be required to pay a deposit insurance assessment in 2003. The Bank was required to pay the special interim Bank Insurance Fund Financing Corporation (“FICO”) assessments in 2002 and will also be required to pay this assessment in 2003.

Statistical Information

Certain statistical information is found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

ITEM 2.     PROPERTIES

We conduct our business operations through the principal executive and operations office of the Company and the Bank located on an approximately 1.3 acre site at 99451 Overseas Highway, Key Largo, Monroe County, Florida. The main offices of the Bank at 99451 Overseas Highway are housed in a two-story building, owned by the Bank and containing approximately 13,275 square feet of finished space used for offices and operations and seven teller windows in the Bank lobby. The building also has two drive-up teller windows and an automated teller machine with 24-hour a day access.

The Bank’s other thirteen branches are located at 600 North Homestead Boulevard in Homestead, 777 North Krome Avenue in Homestead, 103330 Overseas Highway in Key Largo, 91980 Overseas Highway in Tavernier, 80900 Overseas Highway in Islamorada, 11401 Overseas Highway in Marathon Shores, 2348 Overseas Highway in Marathon, 30400 Overseas Highway in Big Pine Key, 330 Whitehead Street in Key West, 3618 N. Roosevelt Drive in Key West, 8100

Health Center Boulevard in Bonita Springs, 599 Ninth Street North in Naples, and 1720 J & C Boulevard in Naples, Florida. The main office and branch properties are owned by the Bank, with the exception of the 8100 Health Center Boulevard and 1720 J & C Boulevard locations which are leased. The Bank owns the first floor of the building located at 599 Ninth Street North, but does not own the land.

The Bank also owns three other properties. The Bank owns a one-story building containing approximately 5,000 square feet on a one-half acre lot located at 100210 Overseas Highway, Key Largo. This building is partly leased to Keys Insurance Agency and the remainder of the building is used by the Bank as a training center and office space. The Bank owns a three-story building at 228 Atlantic Boulevard, Key Largo, Florida that is utilized by the Bank primarily for its loan operations and human resources departments. The Bank owns a building located at 28 N.E. 18th Street in Homestead that is used for office space.

The Bank leases office space at 9915 Tamiami Trail North in Naples, and at 1119 US 27 South in Sebring, Florida for the Bank’s residential lending operations. Office space is also leased at 5800 Overseas Highway in Marathon, Florida for its commercial lending department.

The insurance agency leases its four locations located at 100210 Overseas Highway in Key Largo, 5800 Overseas Highway in Marathon, 805 Peacock Plaza in Key West, and 8100 Health Center Boulevard in Bonita Springs. The Key Largo and Bonita Springs locations are leased from the Bank.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company’s fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq National Market under the symbol “TIBB.” As of December 31, 2002, there were 372 registered shareholders of record and 4,035,625 shares of our common stock outstanding. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the Nasdaq National Market:

Quarter Ended	2002		2001

	High	Low	High	Low

March 31	$12.95	$11.16	$13.25	$9.56
June 30	15.00	12.15	15.20	12.81
September 30	15.00	13.00	15.00	9.00
December 31	16.25	12.38	12.10	9.80

For the year ended December 31, 2002, we paid cash dividends to our shareholders in the amount of $.1075 per share for the first three quarters and $.11 per share for the last quarter ($.4325 in the aggregate). For the year ended December 31, 2001, we paid cash dividends to our shareholders in the amount of $.1075 per share for each of the four quarters ($.43 in the aggregate).

Our ability to continue to pay cash dividends to our shareholders is primarily dependent on the earnings of the Bank. Payment of dividends by the Bank to us is limited by dividend restrictions in capital requirements imposed by Bank regulators. Information regarding restrictions on the ability of the Bank to pay dividends to us is contained in Note 13 of the “Notes to Consolidated Financial Statements” contained in Item 8 hereof. In general, future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and our financial condition as well as that of the Bank.

In the first quarter of 2000, we repurchased 5,000 shares of common stock at an average cost of $10.32. In July 2000, we repurchased 525,000 shares of common stock from our largest shareholder at a cost of $10 per share.

ITEM 6.     SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 is unaudited and has been derived from our Consolidated Financial Statements and from our records. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA				AS OF DECEMBER 31,

Balance Sheet Data	2002	2001	2000	1999	1998

Total Assets	$567,005	$493,992	$439,320	$392,129	$355,476
Investment Securities	55,754	53,980	69,208	60,362	66,001
Gross Loans	441,744	379,104	315,574	290,614	246,668
Allowance for loan losses	4,416	3,794	3,268	2,997	2,517
Deposits	482,683	415,736	392,427	346,904	325,057
Stockholders’ Equity	33,506	28,672	26,237	28,302	26,568

			YEAR ENDED DECEMBER 31,

Statement of Income Data	2002	2001	2000	1999	1998

Interest income	$31,316	$33,717	$32,189	$27,906	$23,706
Interest expense	10,329	15,797	14,775	11,299	9,915
Net interest income	20,987	17,920	17,414	16,607	13,791
Provision for loan losses	816	1,124	332	540	360
Net interest income after provision for loan losses	20,171	16,796	17,082	16,067	13,431
Non-interest income	11,998	11,289	7,638	7,167	6,376
Non-interest expense	24,970	22,161	18,035	16,741	14,480
Income tax expense	2,464	2,030	2,463	2,327	1,886
Cumulative effect of change in accounting principle, net of tax benefit	—	—	—	(47)	—
Net Income	4,735	3,894	4,222	4,119	3,441

	YEAR ENDED DECEMBER 31,

Per Share Data	2002	2001	2000	1999	1998

Book value per share at year end	$8.30	$7.27	$6.72	$6.44	$6.04
Basic earnings per share	1.19	0.99	1.02	0.94	0.78
Diluted earnings per share	1.14	0.95	0.99	0.91	0.74
Basic weighted average common equivalent shares outstanding	3,992,775	3,923,763	4,140,234	4,388,336	4,415,949
Diluted weighted average common equivalent shares outstanding	4,144,855	4,096,767	4,274,155	4,543,784	4,624,380
Dividends declared	$0.4325	$0.43	$0.4225	$0.4125	$0.4025

Ratios (1)	2002	2001	2000	1999	1998

Return on average assets	0.89%	0.82%	1.05%	1.07%	1.10%
Return on average equity	15.21%	14.15%	15.54%	15.05%	13.31%
Average equity/average assets	5.82%	5.79%	6.74%	7.11%	8.23%
Net interest margin	4.39%	4.22%	4.74%	4.78%	4.88%
Dividend payout ratio	36.47%	43.32%	41.43%	43.95%	51.65%
Non-performing assets/total loans and other real estate	0.81%	1.16%	0.80%	0.71%	0.21%
Allowance for loan losses/total loans	1.00%	1.00%	1.04%	1.03%	1.02%
Allowance for loan losses/nonperforming assets	122.19%	85.62%	129.85%	145.25%	483.28%
Non-interest expense/net interest income and non-interest income	75.70%	75.87%	71.99%	70.42%	71.80%

(1)  Averages are derived from daily balances.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

During 1996, TIB Financial Corp. was formed providing for a reorganization whereby TIB Bank of the Keys became our wholly-owned subsidiary. In 1997, the Bank formed two subsidiaries, the first on June 13, 1997, when the Bank acquired the assets of Small Business Consultants, Inc., a Florida corporation specializing in the government guaranteed loan consulting business. On July 31, 1997, the Bank formed TIB Investment & Insurance Center, Inc. for the purpose of selling investment products to the public. Effective January 14, 2002, the name of this subsidiary was changed to TIB Investment Center, Inc. Prior to December 31, 2001, we had a 30% interest in ERAS JV, a joint venture computer software, item processing, and network management company. We reduced our ownership percentage to 10% on December 31, 2001, though a partial sale of our ownership interest. On October 4, 2002, we sold 5.1% of our 10% interest in ERAS JV. This sale, accompanied by the additional transfer of assets by other owners into the venture, reduced our ownership in the venture to 4.53%. ERAS JV currently processes the cash items and provides computer software services for the Bank. In October 2000, we purchased Keys Insurance Agency of Monroe County, Inc. Keys Insurance Agency (the new name subsequent to the purchase), brokers a full line of commercial and residential hazard insurance coverages as well as life and health insurance and annuities.

During 2002, economic activity in our primary markets reflected the national trend of the economy as expanding but at a slow rate. This in turn saw the Federal Reserve keeping short term interest rates at low levels all year. Specifically, the target Federal Funds Rate began 2002 at 1.75% and remained there until November when it was decreased to 1.25%. The Prime lending rate continued its recent pattern of staying 300 basis points, 3%, above the Federal Funds Rate.

These low rates pressure our net interest margins in two ways. First, clearly a low Prime rate directly affects yields on loans tied to that index and even loans not indexed to Prime are priced reflective of overall low asset yields. Second, deposit liabilities in many cases can only be priced down so far before it is simply too low to attract the volume of required funding. The net effect of this is asset yields generally decreasing faster, and to a greater extent, than liability costs.

We have been able to mitigate this effect in 2002 for the following reasons. First, even though we are at low relative levels of interest rates, the decline at least stabilized somewhat this year and we were able to decrease liability costs to a similar extent that asset yields contracted. Second, we had instituted a practice of requiring an interest rate floor on new commercial loans. This proved very useful in slowing the average declines in loan yields. Finally, we began to change the mix of assets to create slightly higher percentages of better yielding loans.

In furtherance of our efforts to generate higher relative yielding assets, the Bank began a program to acquire indirect automobile loans. After significant study, we began in April to put together a department that we feel could safely acquire and service this type of product. By the end of 2002, we were buying approximately $4 million per month of indirect automobile paper and as of December 31, 2002, we had approximately $16.9 million of indirect loans outstanding. With the appropriate safeguards, we feel this product offers us a compelling risk versus reward tradeoff especially in an overall low rate environment.

In other areas, the favorable rates for residential mortgages helped to contribute to another record year for us in residential loan production. Fees on these loans sold increased almost 50% to $1,583,000. Merchant bankcard processing revenue also increased from $4,010,000 in 2001 to $4,387,000 in 2002.

We opened one additional banking office in 2002. On November 25, 2002, we opened our headquarters office for Southwest Florida at 599 Ninth Street North in Naples, Florida. We own the first floor of a new three story office building near the downtown area. This investment was done as part of our general plan to expand our market share over time by de novo branching into growth markets. Even though new branches take about three years to break even, when they are profitable the accumulated losses that were incurred from the opening should be less than the premium the branch and its related assets and deposits might otherwise realize.

Performance Overview

We achieved net income of $4.7 million in 2002 representing an $840,932 or a 21.6% increase from the prior year.

Basic earnings per share for 2002 was $1.19 compared to $0.99 in 2001. Basic weighted-average common equivalent shares outstanding in 2002 were 3,992,775 compared to 3,923,763 in 2001. This increase resulted from exercise of stock options.

Diluted earnings per share for 2002 was $1.14 compared to $0.95 in 2001. Diluted weighted-average common equivalent shares outstanding in 2002 were 4,144,855 compared to 4,096,767 in 2001.

Total assets at December 31, 2002 were $567.0 million compared to $494.0 million at the previous year end, reflecting an increase of 14.8%. Asset growth was funded by an increase in deposits of 16.1%, or $66.9 million in 2002. Our total loan volume increased 16.5%, or $62.6 million, to $441.7 million at year end 2002 compared to $379.1 million at December 31, 2001. In 2002, we began originating indirect auto dealer loans. This accounted for $16.9 million of the increase in total loans in 2002.

Net interest income in 2002 increased 17.1%, or $3,066,979, to $21.0 million from $17.9 million reported in 2001. Our interest margin increased from 4.22% in 2001 to 4.39% in 2002. Non-performing assets decreased to 0.81% of total loans at December 31, 2002 from 1.16% at year end 2001.

Non-interest income increased $709,000 to $12.0 million in 2002. The increase in other income is attributed to an increase of $377,000 in merchant bankcard processing income; an increase of $15,000 in service charges on deposit accounts; a $167,000 increase in other income; a $509,000 increase in fees on mortgage loans sold; a $28,000 increase in commissions on retail investment services; a $343,000 increase in commissions on sales by Keys Insurance Agency, Inc.; a $268,000 increase from equity in income, net of goodwill amortization, and dividend income from our investment in ERAS Joint Venture; offset by a $68,000 decrease in gain on sale of government guaranteed loans; a $66,000 decrease in net security gains; a $255,000 decrease in gain on sale of servicing rights, and a $609,000 decrease in gain on sale of investment in ERAS Joint Venture.

We experienced an increase in non-interest expenses of $2.8 million in 2002, or 12.7 % over 2001. The increased expenses primarily related to the expansions costs associated with the entrance into the Southwest Florida market.

RESULTS OF OPERATIONS

The following table summarizes the balance sheet and results of operations including selected financial performance ratios for the three years ended December 31:

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA	AS OF DECEMBER 31,

Balance Sheet Data	2002	2001	2000

Total Assets	$567,005	$493,992	$439,320
Investment Securities	55,754	53,980	69,208
Gross Loans	441,744	379,104	315,574
Allowance for loan losses	4,416	3,794	3,268
Deposits	482,683	415,736	392,427
Stockholders’ Equity	33,506	28,672	26,237

	YEAR ENDED DECEMBER 31,

Statement of Income Data	2002	2001	2000

Interest income	$31,316	$33,717	$32,189
Interest expense	10,329	15,797	14,775
Net interest income	20,987	17,920	17,414
Provision for loan losses	816	1,124	332
Net interest income after provision for loan losses	20,171	16,796	17,082
Non-interest income	11,998	11,289	7,638
Non-interest expense	24,970	22,161	18,035
Income tax expense	2,464	2,030	2,463
Net Income	4,735	3,894	4,222
Per Share Data
Book value per share at year end	$8.30	$7.27	$6.72
Basic earnings per share	1.19	0.99	1.02
Diluted earnings per share	1.14	0.95	0.99
Basic weighted average common equivalent shares outstanding	3,992,775	3,923,763	4,140,234
Diluted weighted average common equivalent shares outstanding	4,144,855	4,096,767	4,274,155
Dividends declared	$0.4325	$0.43	$0.4225

	YEAR ENDED DECEMBER 31,

Ratios (1)	2002	2001	2000

Return on average assets	0.89%	0.82%	1.05%
Return on average equity	15.21%	14.15%	15.54%
Average equity/average assets	5.82%	5.79%	6.74%
Net interest margin	4.39%	4.22%	4.74%
Dividend payout ratio	36.47%	43.32%	41.43%
Non-performing assets/total loans and other real estate	0.81%	1.16%	0.80%
Allowance for loan losses/total loans	1.00%	1.00%	1.04%
Non-interest expense/net interest income and non-interest income	75.70%	75.87%	71.99%

(1)  Averages are derived from daily balances.

NET INTEREST INCOME

Net interest income, our primary source of revenue, is a function of the yield earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Changes in net interest income from period to period reflect the increases or decreases in average interest-earning assets, interest-bearing liabilities and the interest rate spread which is affected by the degree of mismatch in maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.

2002 compared with 2001

The prime rate as published in the Wall Street Journal began 2002 at 4.75% where it remained until November when it declined to 4.25%. Many of the Bank’s loans are indexed to this floating rate. Offsetting this decline in interest income, we have been able to reprice maturing high-rate certificates of deposit and other funding sources resulting in a reduction in interest expense compared to the prior year. The average yield on interest earning assets declined 137 basis points in 2002 to 6.54% from 7.91% in 2001. The average cost of interest bearing deposits declined from 4.12% in 2001 to 2.30% in 2002 or 182 basis points and the rate of all interest-bearing liabilities decreased 181 basis points, from 4.38% in 2001 to 2.57% in 2002. Net interest margin increased from 4.22% in 2001 to 4.39% in 2002.

2001 compared with 2000

The prime rate as published in the Wall Street Journal began 2001 at 9.5% and by December it had declined to 4.75%. With many of the Bank’s loans indexed to this floating rate, this decrease in rate resulted in decreasing yields in the loan portfolio in 2001 which were not entirely matched by decreased funding costs. The average yield on interest earning assets declined 82 basis points in 2001 to 7.91% from 8.73% in 2000. The average cost of interest bearing deposits declined from 4.87% in 2000 to 4.12% in 2001 or 75 basis points and the rate of all interest-bearing liabilities decreased 63 basis points, from 5.01% in 2000 to 4.38% in 2001. Net interest margin decreased from 4.74% in 2000 to 4.22% in 2001.

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of assets; the average balances, interest expense and average rate by major categories of liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and stockholders’ equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 2002, 2001 and 2000.

AVERAGE BALANCE SHEETS

		2002			2001

	AVERAGE	INCOME/	YIELDS	AVERAGE	INCOME/	YIELDS
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES

ASSETS
Interest-earning assets:
Loans (1)(2)	$402,575	$27,803	6.91%	$348,128	$29,112	8.36%
Investment securities - taxable	52,630	2,939	5.58%	55,021	3,463	6.29%
Investment securities - tax exempt (2)	5,458	393	7.21%	5,739	421	7.34%
Interest bearing deposits in other banks	302	5	1.69%	112	3	2.72%
Federal funds sold	20,180	330	1.64%	19,630	895	4.56%

Total interest-earning assets	481,145	31,470	6.54%	428,630	33,894	7.91%

Non-interest-earning assets:
Cash and due from banks	13,297			12,284
Investment in ERAS	227			885
Premises and equipment, net	17,429			16,533
Allowances for loan losses	(3,932)			(3,274)
Other assets	26,330			20,602

Total non-interest earning assets	53,351			47,030

Total assets	$534,496			$475,660

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest bearing deposits:
NOW accounts	50,481	266	0.53%	42,461	505	1.19%
Money market	131,384	1,791	1.36%	128,056	4,679	3.65%
Savings deposits	29,891	223	0.75%	24,619	443	1.80%
Other time deposits	149,061	6,003	4.03%	143,230	8,298	5.79%

Total interest-bearing deposits	360,817	8,283	2.30%	338,366	13,925	4.12%
Other interest-bearing liabilities:
Other borrowings	—	—	—	—	—	—
Notes payable	5,250	481	9.16%	5,250	694	13.22%
Short-term borrowings and FHLB advances	22,855	425	1.86%	6,565	175	2.67%
Trust preferred securities	13,000	1,140	8.77%	10,820	1,003	9.27%

Total interest-bearing liabilities	401,922	10,329	2.57%	361,001	15,797	4.38%

Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	95,324			80,382
Other liabilities	6,121			6,748
Stockholders’ equity	31,129			27,529

Total non-interest bearing liabilities and stockholders’ equity	132,574			114,659

Total liabilities and stockholders’ equity	$534,496			$475,660

Interest rate spread			3.97%			3.53%

Net interest income		$21,141			$18,097

Net interest margin (3)			4.39%			4.22%

[Additional columns below]

[Continued from above table, first column(s) repeated]

AVERAGE BALANCE SHEETS

		2000

	AVERAGE	INCOME/	YIELDS
(Dollars in thousands)	BALANCES	EXPENSE	RATES

ASSETS
Interest-earning assets:
Loans (1)(2)	$307,511	$28,394	9.23%
Investment securities - taxable	49,494	3,015	6.09%
Investment securities - tax exempt (2)	6,380	486	7.61%
Interest bearing deposits in other banks	63	4	6.26%
Federal funds sold	7,275	456	6.27%

Total interest-earning assets	370,723	32,355	8.73%

Non-interest-earning assets:
Cash and due from banks	12,948
Investment in ERAS	995
Premises and equipment, net	14,176
Allowances for loan losses	(3,243)
Other assets	7,705

Total non-interest earning assets	32,581

Total assets	$403,304

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest bearing deposits:
NOW accounts	$34,814	508	1.46%
Money market	112,519	5,957	5.29%
Savings deposits	22,719	524	2.31%
Other time deposits	116,107	6,938	5.98%

Total interest-bearing deposits	286,159	13,927	4.87%
Other interest-bearing liabilities:
Other borrowings	114	14	12.25%
Notes payable	2,639	350	13.25%
Short-term borrowings and FHLB advances	3,306	213	6.45%
Trust preferred securities	2,536	272	10.71%

Total interest-bearing liabilities	294,754	14,776	5.01%

Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	76,089
Other liabilities	5,298
Stockholders’ equity	27,163

Total non-interest bearing liabilities and stockholders’ equity	108,550

Total liabilities and stockholders’ equity	$403,304

Interest rate spread			3.72%

Net interest income		$17,579

Net interest margin (3)			4.74%

(1)  Average loans include non-performing loans. Interest on loans includes loan fees of $116,187 in 2002, $56,343 in 2001, and $58,494 in 2000.

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

	2002 compared to 2001 (1)			2001 compared to 2000 (1)
		Due to changes in			Due to changes in

(In thousands)			Net			Net
	Average	Average	Increase	Average	Average	Increase
INTEREST INCOME	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Loans (2)	$4,167	$(5,476)	$(1,309)	$3,541	$(2,823)	$718
Investment Securities (2)	(166)	(386)	(552)	314	69	383
Interest bearing deposits in other banks	3	(1)	2	2	(3)	(1)
Federal Funds sold	24	(589)	(565)	592	(153)	439

Total interest income	4,028	(6,452)	(2,424)	4,449	(2,910)	1,539

INTEREST EXPENSE
NOW Accounts	81	(320)	(239)	101	(104)	(3)
Money Market	118	(3,006)	(2,888)	743	(2,021)	(1,278)
Savings deposits	80	(300)	(220)	42	(123)	(81)
Other time deposits	325	(2,620)	(2,295)	1,586	(226)	1,360
Other time deposits	—	—	—	(7)	(7)	(14)
Notes payable	—	(213)	(213)	345	(1)	344
Trust preferred securities	193	(56)	137	773	(42)	731
Short-term borrowings	317	(67)	250	133	(171)	(38)

Total interest expense	1,114	(6,582)	(5,468)	3,716	(2,695)	1,021

Change in net interest income	$2,914	$130	$3,044	$733	$(215)	$518

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

NON-INTEREST INCOME

The following table presents the principal components of non-interest income for the years ended December 31:

(In thousands)	2002	2001	2000

Merchant bank card processing income	$4,387	$4,010	$3,691
Commissions on sales by Keys Insurance Agency, Inc.	1,801	1,458	154
Gain on sale of government guaranteed loans	28	97	270
Fees on mortgage loans sold	1,583	1,075	400
Equity in income (loss), net of goodwill amortization, from investment in ERAS Joint Venture	—	(235)	32
Dividend income from ERAS Joint Venture	33	—	—
Servicing income	126	179	116
Service charges on deposit accounts	2,240	2,225	2,054
Gain on sale of investment in ERAS Joint Venture	211	820	—
Gain on sale of servicing rights	—	255	—
Investment securities gains, net	218	284	—
Retail investment services	206	177	272
Debit card income	350	278	222
Net earnings on bank owned life insurance policies	118	144	—
Other	697	522	427

Total non-interest income	$11,998	$11,289	$7,638

Over the past three years, we have increased non-interest income from $7.6 million to $12.0 million.

2002 compared to 2001:

Non interest income increased $709,000 from 2001 to 2002. The increase in merchant bankcard processing income, commissions on sale by Keys Insurance, and retail investment services income is primarily a result of volume increases, and also additional activity as a result of our expansion into Southwest Florida. Fees on mortgage loans sold also increased due to increased volumes. The increase in production can be attributed to historically low interest rates that generated a dramatic surge in refinancings as well as stimulating the purchase market, and the expansion of our sales staff in Southwest Florida. The net gain from the sale of securities will vary based upon the sales and calls of the individual securities in the investment portfolio. In 2002, the gain is primarily the result of the sale of two corporate securities which netted a gain of approximately $65,000, the sale of two agency securities that netted a gain of approximately $64,000, and the sale of a taxable muni that netted a gain of approximately $71,000. We recognized a gain of $211,000 from the sale of 5.1% of our 10% interest in ERAS Joint Venture.

2001 compared to 2000:

The 2001 growth in non-interest income of $3.6 million over 2000 was generated from various sources. On December 31, 2001 we sold two thirds of our 30% interest in ERAS JV, an item processing and software development company based in Miami, Florida. This was an opportunity to realize some of the appreciation of the value of our investment in ERAS and also decrease the future volatility of earnings. The sale resulted in a pretax gain of approximately $820,000 that was recorded in 2001. Prior to the sale, the 30% interest required us to recognize that percentage of ERAS’s income or loss on our income statement. A net loss of $235,000 from ERAS’s operations was recorded in 2001, as compared to $32,000 in net income in 2000. At the resulting 10% ownership, the remaining investment in ERAS is accounted for under the cost method in 2002. Low interest rates contributed to a growth in residential loan production. The Bank generates both fixed and variable rate residential loans. Most of the adjustable rate loans are placed in the Bank’s portfolio, and the majority of the fixed rate residential loans are sold to the secondary market. Fees on residential loans sold increased $675,000 from $400,000 in 2000 to $1,075,000 in 2001. In addition, $13.3 million of residential loans in the Bank’s portfolio were securitized and the servicing rights for this group, and the $23.2 million that were securitized in December of 2000, were sold resulting in a combined gain of approximately $255,000 in 2001. This represents the first year that the Bank has sold servicing rights. The continuing expansion of the merchant credit card processing business also contributed to the overall increase in non-interest income. Credit card processing income rose $319,000 in 2001 to approximately $4.0 million. There was also a $284,000 net gain on sales and calls of investment securities recorded in 2001 as compared to none in 2000. Insurance agency sales commissions increased $1.3 million over the prior year due to the inclusion of a full year of agency operations in the year 2001, as compared to only two months in the year 2000.

NON-INTEREST EXPENSES

The following table represents the principal components of non-interest expenses for the years ended December 31:

(In thousands)	2002	2001	2000

Salary and employee benefits	$11,574	$9,718	$7,854
Net occupancy expense	3,933	3,489	2,718
Merchant bank card expenses	3,242	3,043	2,746
Accounting, legal, and other professional	755	735	587
Computer services	1,669	1,537	1,422
Postage, courier and armored car	604	516	456
Marketing and community relations	952	780	565
Operating supplies	451	518	390
Directors’ fees	199	167	169
FDIC and state assessments	170	161	147
Charge-off of unamortized leasehold improvements	—	58	—
Amortization of intangibles	297	539	207
Repossessed asset expenses	177	57	1
Operational charge offs	153	136	145
Other operating expenses	794	706	628

Total non-interest expenses	$24,970	$22,160	$18,035

Over the past three years, non-interest expenses have increased from $18.0 million to $25.0 million.

2002 compared to 2001:

Non-interest expenses increased $2.8 million from 2001 to 2002. Approximately $1.9 million of the increase was related to salary and employee benefits. Officer and employee salaries and payroll taxes at the Bank increased approximately $840,000 over the prior year due to additional employees and annual merit increases in salaries. Commission expense at the Bank level also increased approximately $193,000 over the prior year. The amount of commission expense in the residential and investment center departments is related to the income from these activities. Since the income in these areas outperformed the prior year, so too did the commission expense. Bonuses at the Bank level also increased $432,000 from the prior year. Bonuses in 2001 had been reduced to only $203,000, whereas in 2002 they were $635,000. Salaries and employee benefits at Keys Insurance increased $178,000 over the prior year. This was due to additional employees and commissions that increased with the corresponding increase in revenues. Net occupancy expense increased $444,000 over the prior year. Of this increase, $424,000, was attributable to the Bank and $20,000 was attributable to Keys Insurance Agency. The majority of the Bank’s increase is directly attributable to the expansion into the Southwest Florida market in 2001 and 2002. A full year of expenses was included in 2002 for the two branches and residential lending office that opened in 2001. The new Naples branch headquarters facility also opened in the fourth quarter of 2002.

2001 compared to 2000:

We experienced an increase in non-interest expenses of $4.1 million in 2001, or 22.9% over 2000. Approximately $1.3 million of this increase is directly attributable to the operations of Keys Insurance Agency (KIA). A full year of KIA operations was included in 2001, compared to the inclusion of only two months of operations in 2000. Salaries and benefits of the Bank increased approximately $1.0 million from 2000 to 2001. Over the past three years, the Bank has opened additional locations and hired appropriate additional personnel to build an infrastructure to enhance the Bank’s customer service and facilitate growth. At December 31, 2001, the Bank had 220 full time employees and 15 part time employees, compared to 193 full time employees and 13 part time employees at December 31, 2000. Net occupancy expense increased approximately $771,000 from 2000 to 2001. Approximately $207,000 of this amount is attributable to the operations of KIA as discussed above. The remaining increase is at the Bank level and is caused by the increase in the number of facilities. Two branches were opened in the Southwest Florida market in 2001 which added to the overall occupancy costs. The year 2001 also had a full year of occupancy costs relating to the two bank branches acquired from Republic Security Bank in mid December 2000. One branch was a stand alone facility and the other was an in store branch in an Albertson’s market. Albertson’s subsequently closed its store during the fourth quarter of 2001, and the branch was closed. This resulted in the write off of approximately $58,000 in unamortized leasehold improvements. Merchant bank card expenses increased approximately $297,000 over the prior year, and was more than offset by income derived from this activity. Amortization of intangibles increased $332,000 over the prior year. This is a result of $233,000 in core deposit intangible amortization recorded in 2001 associated with the Republic Security Bank branches acquired, and a full year of KIA goodwill amortization recorded in 2001 that accounted for $98,000 of the increase.

PROVISION FOR INCOME TAXES

The provision for income taxes includes federal and state income taxes. The effective income tax rates for the years ended December 31, 2002, 2001, and 2000 were 34.2%, 34.3%, and 36.8%, respectively. The fluctuations in effective tax rates reflect the effect of the differences in deductibility of certain income and expenses. The decrease in the effective tax rate from 2000 to 2001 is due in part to an $87,500 state tax credit resulting from a charitable contribution in 2001. In addition, bank owned life insurance policies purchased in 2002, 2001, and December 2000 generate income not subject to federal and state income taxes.

LOAN PORTFOLIO

Prior to our entrance into the Southwest Florida market in 2001, our primary locations were in the Florida Keys (Monroe County) and south Miami-Dade County. This region’s primary industry is tourism. Commercial loan demand therefore is primarily for resort, hotel, restaurant, marina and related real estate secured property loans. We serve this market by offering long-term adjustable rate financing to the owners of these types of properties for acquisition and improvements thereon. These loans are often $1 million or larger and are prospects for government guarantee programs or traditional participation agreements. The nature of government programs such as the Small Business Administration is generally geared toward long term adjustable rate financing. As our business expands in Southwest Florida, we believe the loan portfolio will benefit from this geographic diversification which will provide and also broaden the types of lending we have typically originated previously. As of December 31, 2002, we have approximately $34.4 million of loans outstanding (excluding indirect auto loans) in southwest Florida, where we have also generated approximately $23.0 million in total deposits.

Monroe County has the highest cost of living of any county in Florida and this is driven in large part by the scarce and expensive real estate whose value is supported by various construction restrictions and environmental considerations. This also serves to maintain and enhance collateral values on loans secured by property in this market. We have grown in commercial loans by aggressively serving this market. The quality of our credit administration along with the stable real estate values has kept loan losses at low levels.

Loans are expected to produce higher yields than investment securities and other interest earning assets (assuming that credit losses are not excessive). Thus the absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. Net loans outstanding increased to $438.1 million at year end 2002 as compared to $375.2 million at year end 2001, an increase of 16.8%. Of this amount, real estate mortgage loans increased 13.3% from $307.8 million to $348.9 million. Commercial real estate mortgage loans accounted for much of this increase, growing from $232.8 million to $265.1 million at the respective year ends. We maintain a posture of originating commercial loans with rates that fluctuate with the prime lending rate and residential loans with rates that fluctuate with the one year treasury index. At December 31, 2002, 81.0% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition our loan portfolio at December 31:

(Dollars in thousands)	2002	2001	2000	1999	1998

Real estate mortgage loans:
Commercial	$265,113	$232,759	$170,285	$150,371	$139,000
Residential	68,389	68,373	76,980	82,786	62,544
Farmland	443	267	—	—	—
Construction	14,893	6,434	7,619	9,182	5,960
Commercial loans	48,692	46,330	38,762	32,359	25,354
Consumer loans	9,364	9,637	9,115	6,569	5,560
Indirect auto dealer loans	16,854	—	—	—	—
Agricultural production and other loans to farmers	520	597	—	—	—
Home equity loans	17,475	14,707	12,813	9,347	8,250

Subtotal	441,743	379,104	315,574	290,614	246,668
Less: deferred loan costs (fees)	784	(157)	(488)	(733)	(370)
Less: allowance for loan losses	(4,416)	(3,794)	(3,268)	(2,997)	(2,517)

Net loans	$438,111	$375,153	$311,818	$286,884	$243,781

The maturity distribution of our loan portfolio at December 31, 2002 was as follows:

	Loans maturing

	Within	1 to 5	After 5
(Dollars in thousands)	1 Year	Years	Years	Total

Real estate mortgage loans:
Commercial	$23,033	$22,778	$219,302	$265,113
Residential	—	727	67,662	68,389
Farmland	—	—	443	443
Construction (a)	432	910	13,551	14,893
Commercial loans	22,521	17,750	8,421	48,692
Consumer loans	927	5,364	3,073	9,364
Indirect auto dealer loans	16	11,225	5,613	16,854
Agricultural production and other loans to farmers	503	17	—	520
Home equity loans	2,665	586	14,224	17,475

Total Loans	$50,097	$59,357	$332,289	$441,743

(a)	$7,079 of this amount relates to residential real estate construction loans that have been approved for permanent financing but are still under construction. The remaining amount relates to commercial real estate construction loans, some of which, have been approved for permanent financing but are still under construction.

	Loans maturing

	Within	1 to 5	After 5
(Dollars in thousands)	1 Year	Years	Years	Total

Loans with:
Predetermined interest rates	$15,123	$31,218	$37,396	$83,737
Floating or adjustable rates	34,974	28,139	294,893	358,006

Total Loans	$50,097	$59,357	$332,289	$441,743

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention and Substandard or worse. When appropriate a specific reserve will be established for individual loans. Otherwise, we allocate an allowance for each risk category. The allocations are based on factors including perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

Home equity loans, residential loans and consumer loans generally are not analyzed individually. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. As above, when appropriate, a specific reserve will be established for individual loans. Otherwise, we allocate an allowance for each loan classification. The allocations are based on the same factors mentioned above.

Since most of the factors that we use in constructing our estimate for the allowance have been relatively stable in recent years, the provisions we have used to fund this allowance have been necessitated primarily by the overall level of loan growth and to replenish the allowance for specific charge-offs. Because we are principally a commercial bank and have a loan to deposit ratio greater than 90%, any estimate that is used as a multiplier on loan balances reflecting our best perception of a particular type of risk has the potential to have significant income effects if these multipliers change.

Further, since the net result of our calculation for the allowance results in this amount being approximately 1.0% of outstanding loans, the risks associated with changes in the underlying factors of this calculation have an asymmetrical risk to the extent of possible negative as opposed to positive consequences. In other words, the current allowance reflects factors whose history has indicated and justified a relatively low allowance in percentage terms. These factors have limited capacity for improvement since associated risks cannot go to zero. However, for example, factors such as economic conditions and loan loss history could conceivably deteriorate dramatically. If that were to happen, the effect on the allowance calculation would be significant and, therefore, require a large provision to absorb higher potential losses.

Senior management and the Board of Directors review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses amounted to $4,416,499 and $3,793,842 at December 31, 2002 and December 31, 2001, respectively. Based on an analysis performed by management at December 31, 2002, the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio. Our provision for loan losses was $816,000, $1,124,000, and $332,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The increase in the provision for loan losses in 2001 was a result of providing for potential losses inherent in the portfolio based on the current environment and certain amounts needed to replenish the allowance as a result of significant charge offs. In particular, there was approximately $493,000 charged off in 2001 that was attributable to the nonguaranteed portion of two loans made to one particular out of market customer.

The allowance for loan losses represented 1.00% of total loans at December 31, 2002 compared to 1.00% and 1.04% at year end 2001 and 2000, respectively.

Transactions in the allowance for loan losses are summarized for the years ended December 31,

(In thousands)	2002	2001	2000	1999	1998

Analysis of allowance for loan losses:
Balance at beginning of year	$3,794	$3,268	$2,997	$2,517	$2,202
Charge-offs:
Real estate mortgage loans:
Commercial	211	372	—	30	—
Residential	—	21	—	—	14
Farmland	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans	14	200	27	5	14
Consumer loans	46	30	27	41	54
Indirect auto dealer loans	16	—	—	—	—
Agricultural production and other loans to farmers	—	—	—	—	—
Home equity loans	15	—	7	32	—

Total charge-offs	302	623	61	108	82

Recoveries:
Real estate mortgage loans:
Commercial	84	—	—	—	—
Residential	—	10	—	—	—
Farmland	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans		4	—	—	3
Consumer loans	24	11	—	48	34
Indirect auto dealer loans	—	—	—	—	—
Agricultural production and other loans to farmers	—	—	—	—	—
Home equity loans	—	—	—	—	—

Total recoveries	108	25	0	48	37

Net charge-offs	194	598	61	60	45

Provision for loan losses	816	1,124	332	540	360

Allowance for loan losses at end of year	$4,416	$3,794	$3,268	$2,997	$2,517

Ratio of net charge-offs to average net loans outstanding	0.05%	0.17%	0.02%	0.02%	0.02%

The following table represents management’s best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of December 31. Due to the ongoing evaluation and changes in the basis for the allowance for loan losses, actual future charge offs will not necessarily follow the allocations described below.

(In thousands)	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to		to		to		to		to
	Allowance	total	Allowance	total	Allowance	total	Allowance	total	Allowance	total
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans

Real estate mortgage loans:
Commercial	2,656	60.0	2,120	61.4	1,778	54.0	1,700	51.7	1,567	56.3
Residential	178	15.5	183	18.0	706	24.4	685	28.5	463	25.4
Farmland	4	0.1	—	0.1	—	—	—	—	—	—
Construction	87	3.4	26	1.7	43	2.4	—	3.2	—	2.4
Commercial loans	734	11.0	917	12.2	414	12.3	366	11.1	286	10.3
Consumer loans	222	2.1	170	2.5	137	2.9	103	2.3	83	2.3
Indirect auto dealer loans	169	3.8	—	—	—	—	—	—	—	—
Agricultural production and other loans to farmers	6	0.1	—	0.2	—	—	—	—	—	—
Home equity loans	216	4.0	259	3.9	190	4.0	143	3.2	118	3.3
Unfunded commitments	144	—	119	—	—	—	—	—	—	—

	4,416	100%	3,794	100%	3,268	100%	2,997	100%	2,517	100%

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans, and other real estate. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due.

Non-performing assets for the five years ended December 31, were:

(Dollars in thousands)	2002	2001	2000	1999	1998

Loans 90 days past due (a)	$—	$—	$2,014	$1,993	$—
Loans on nonaccrual	546	1,590	503	70	521
Other real estate owned	550	550	—	—	—
Other assets (b)	2,519	2,290	—	—	—

Total non-performing assets	$3,615	$4,430	$2,517	$2,063	$521

Percentage of nonperforming assets to total loans *	0.81%	1.16%	0.80%	0.71%	0.21%

*     Total loans for 2002 and 2001 include other real estate owned and other assets.

For the year 2002, interest income that would have been recorded on nonaccrual loans if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, was approximately $13,000. The amount of interest income on these loans that was included in net income for the period was approximately $14,000.

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

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. In addition, the Bank has capitalized liquidation costs and protective advances totaling approximately $558,000 and $404,000 at December 31, 2002 and December 31, 2001, respectively, which the Bank expects to be fully reimbursed for by the USDA. The non guaranteed principal and interest ($1,961,000 at December 31, 2002 and $1,886,000 at December 31, 2001) and the capitalized costs totaling approximately $558,000 and $404,000 at December 31, 2002 and December 31, 2001, respectively, are included as “other assets” in the table above. The portion of this loan guaranteed by the USDA was approximately $1.6 million at December 31, 2002 and December 31, 2001, respectively, and is accruing interest. Accrued interest on this loan totals approximately $505,000 and $409,000 at December 31, 2002 and December 31, 2001, respectively. Management believes the present value of all assets pledged as collateral for this loan exceeds the unpaid amount.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. The Bank was awarded title to the property on June 12, 2001, and, therefore, the time constraints imposed by Florida law required that the personal property be disposed of or charged off by December 2001. The Bank applied to the State of Florida for an extension to carry the repossessed personal property on the Bank’s books. The Florida Department of Financial Services granted an extension to the Bank to carry the personal property on its books until December 11, 2002. The Department has since extended this to June 11, 2003. There is no assurance that an extension will be granted for any additional periods, and, therefore, the possibility exists that the non guaranteed principal and interest totaling $1,961,000 at December 31, 2002, may need to be charged off for regulatory purposes in June 2003 if the property has not yet been liquidated. Since we believe this amount is ultimately realizable, we do not anticipate that this amount will be required to be written off for financial statement purposes under generally acceptable accounting principles. Even if the amount was required to be charged off for regulatory purposes on December 31, 2002, the Bank and Company would have remained well capitalized under the capital adequacy guidelines established by the federal bank regulators as of that date.

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

Major sources of increases in cash and cash equivalents are as follows for the three years ending December 31:

	2002	2001	2000

Provided (used) by operating activities	$5,326,190	$(1,610,754)	$3,556,606
Used by investing activities	(67,199,321)	(52,050,807)	(19,932,203)
Provided by financing activities	64,672,881	51,365,976	17,776,719

Net increase (decrease) in cash and cash equivalents	$2,799,750	$(2,295,585)	$1,401,122

As discussed in Note 14 of the consolidated financial statements, the Company had unfunded loan commitments and unfunded letters of credit totaling $59.2 million at December 31, 2002. The Company believes the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Company has available borrowing capacity from various sources as discussed below.

The Bank has an unsecured overnight federal funds purchased accommodation up to a maximum of $7.5 million from its principal correspondent bank. Further, the Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14% of the Bank’s total assets as reported on the December 31, 2002, financial information submitted to the Bank’s regulators. The credit availability from the Federal Home Loan Bank approximated $79.0 million at December 31, 2002 under which $20 million was outstanding. Borrowings against this line of credit are collateralized by the Bank’s one-to-four family residential mortgage loans.

Scheduled maturities and paydowns of loans and investment securities are a continual source of liquidity. Also, many adjustable rate residential real estate loans originated are salable in the secondary mortgage market at par or better and therefore provide a secondary source for liquidity.

At December 31, 2002, our gross loan to deposit ratio was 91.5% compared to a ratio of 91.2% at December 31, 2001. Management monitors and assesses the adequacy of our liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to us without prior regulatory approval at December 31, 2002 is approximately $8,749,000. These dividends represent TIB Financial Corp’s primary source of liquidity.

Our interest rate sensitivity position at December 31, 2002 is presented in the table below.

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or less	Months	Months	years	Years	Total

Interest-earning assets:
Loans	$204,936	$26,015	$37,203	$110,751	$62,839	$441,744
Investment securities-taxable	5,832	—	10,360	15,956	18,052	50,200
Investment securities-tax exempt	—	—	368	1,942	3,244	5,554
Federal funds sold	5,672	—	—	—	—	5,672
Interest bearing deposit in other bank	263	—	—	—	—	263

Total interest-bearing assets	216,703	26,015	47,931	128,649	84,135	503,433

Interest-bearing liabilities:
NOW accounts (A)	20,420	—	—	—	30,630	51,050
Money Market	135,377	—	—	—	—	135,377
Savings Deposits (B)	—	—	31,441	—	—	31,441
Other time deposits	44,803	28,538	36,766	49,509	—	159,616
Notes payable	—	—	—	—	5,250	5,250
Trust preferred securities	5,000	—	—	—	8,000	13,000
Other borrowings	24,579	—	—	—	—	24,579

Total interest-bearing liabilities	230,179	28,538	68,207	49,509	43,880	420,313

Interest sensitivity gap	$(13,476)	$(2,523)	$(20,276)	$79,140	$40,255	$83,120

Cumulative interest sensitivity gap	(13,476)	(15,999)	(36,275)	42,865	83,120	83,120

Cumulative sensitivity ratio	(2.7%)	(3.2%)	(7.2%)	8.5%	16.5%	16.5%

(A)  40% of outstanding balance considered repricable immediately and 60% repricable in the furthest time period.

(B)  Savings Deposits considered repricable in the one year time horizon.

We are cumulatively asset sensitive in the 1 to 5 years and over 5 years time frame and cumulatively liability sensitive in each of the 3 month or less, 4 to 6 months, and 7 to 12 month timeframes. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, we believe to include the entire balance of these liability accounts in the earliest repricing period would be unrealistic. To compensate for changes in general market interest rates that will not be fully reflected in changes in NOW rates, only 40% of NOW balances are included as immediately rate sensitive based on our own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on our repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should decrease, the net interest margin should decrease. Conversely, if rates increase, the net interest margin would over time increase and this is particularly true over longer time horizons since we have more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, the $36,275 one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer us the opportunity to delay or diminish any rate repricings. Second, a static gap model does not factor the effects of growing volumes which would likely include greater additional rate sensitive assets than rate sensitive liabilities. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin due to the fact that these loans behave similar to fixed rate loans in periods that have a significant range of interest rate changes.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain its cumulative one year gap ratio in the –20% to +10% range. At December 31, 2002, the Company was within this range with a one year cumulative sensitivity ratio of -7.2%.

INVESTMENT PORTFOLIO

Contractual maturities of investment securities (amortized cost) at December 31, 2002 are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.

			After 1 Year		After 5 Years				Mortgage
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years		Backed

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities Available for sale:
U.S. Treasury Securities	$—	—	$213	3.61%	$—	—	$—	—	$—
U.S. Gov’t agencies and corporations	—	—	15,230	3.89%	13,103	5.89%	—	—	—
States and political subdivisions – tax exempt(A)	—	—	1,514	7.14%	2,833	7.03%	825	7.48%	—
States and political subdivisions – taxable	—	—	—	—	4,121	6.24%	259	6.59%
Mortgage backed securities	—	—	—	—	—	—	—	—	14,383
Other investments (B)	—	—	—	—	—	—	1,486	4.58%	—

Total	$—		$16,957	4.18%	$20,057	6.12%	$2,570	5.71%	$14,383

Yield by classification of investment securities at December 31, 2002 (amortized cost) was as follows:

(Dollars in thousands)	Yield	Totals

Securities Available for Sale:
U.S. Treasury Securities	3.61%	$213
U.S. Gov’t agencies and corporations	4.82%	28,333
States and political subdivisions - tax exempt (A)	7.13%	5,172
States and political subdivisions - taxable	6.26%	4,380
Mortgage back securities	6.18%	14,383
Other investments (B)	4.58%	1,486

Total	5.50%	$53,967

(A)    Weighted average yields on tax-exempt obligations have been computed by grossing up actual tax-exempt income to a fully taxable equivalent basis using a federal tax rate of 34%.

(B)    Represents investment in common stock of Independent Bankers’ Bank of Florida stock which pays no dividends and an investment in the Federal Home Loan Bank of Atlanta.

The following table presents the amortized cost, market value, unrealized gains, and unrealized losses for the major categories of our investment portfolio for each reported period:

(Dollars in thousands)

Available for Sale - December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$213	$11	$—	$224
U.S. Government agencies and corporations	28,333	884	—	29,217
States and political subdivisions-tax exempt	5,172	382	—	5,554
States and political subdivisions-taxable	4,380	89	9	4,460
Mortgage backed securities	14,383	430	—	14,813
Other investments	1,486	—	—	1,486

	$53,967	$1,796	9	$55,754

Held to Maturity - December 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$206	$4	$—	$210
U.S. Government agencies and corporations	16,674	298	—	16,972
Other investments	1,626	—	—	1,626

	$18,506	$302	$—	$18,808

Available for Sale - December 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$3,017	$72	$—	$3,089
U.S. Government agencies and corporations	106	1	—	107
States and political subdivisions-tax exempt	5,743	90	1	5,832
States and political subdivisions-taxable	5,017	49	269	4,797
Corporate bonds	3,173	37	—	3,210
Mortgage-backed securities	18,360	84	5	18,439

	$35,416	$333	$275	$35,474

Held to Maturity - December 31, 2000

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$101	$—	$—	$101
U.S. Government agencies and corporations	33,164	—	661	32,503
Other investments	1,189	—	—	1,189

	$34,454	$—	$661	$33,793

Available for Sale - December 31, 2000

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$3,039	$—	$5	$3,034
States and political subdivisions-tax exempt	5,738	90	—	5,828
States and political subdivisions-taxable	1,564	26	63	1,527
Mortgage-backed securities	24,180	186	1	24,365

	$34,521	$302	$69	$34,754

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

DEPOSITS

The following table presents the average amount outstanding and the average rate paid on deposits by us for the years ended December 31, 2002, 2001, and 2000.

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$95,324		$80,382		$76,089
Interest-bearing deposits
NOW Accounts	50,481	0.53%	42,461	1.19%	34,814	1.46%
Money market	131,384	1.36%	128,056	3.65%	112,519	5.29%
Savings deposit	29,891	0.75%	24,619	1.80%	22,719	2.31%
Other time deposits	149,061	4.03%	143,230	5.79%	116,107	5.98%

Total	$456,141	1.82%	$418,748	3.32%	$362,248	3.85%

The following table presents the maturity of our time deposits at December 31, 2002:

	Deposits	Deposits
	$100,000	Less than
(Dollars in thousands)	and Greater	$100,000	Total

Months to maturity:
3 or less	$23,257	$20,706	$43,963
4 to 6	11,811	16,878	28,689
7 through 12	16,141	20,761	36,902
Over 12	22,300	27,762	50,062

Total	$73,509	$86,107	$159,616

CAPITAL ADEQUACY

There are various primary measures of capital adequacy for banks and financial holding companies such as risk based capital guidelines and the leverage capital ratio. See “Business-Supervision and Regulation.”

As of December 31, 2002, the Bank exceeded its required levels of capital for a bank categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. The Bank’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 9.8%, its risk-based ratio of total capital to risk-weighted assets was 10.8%, and its leverage ratio was 8.3%. See Note 13 to the Consolidated Financial Statements.

INFLATION

Inflation has an important impact on the growth of total assets in the banking industry and causes a need to increase equity capital higher than normal levels in order to maintain an appropriate equity to assets ratio. We have been able to maintain an adequate level of equity, as previously mentioned and cope with the effects of inflation by managing our interest rate sensitivity gap position through our asset/liability management program, and by periodically adjusting our pricing of services and banking products to take into consideration current costs.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. The new statement revises accounting criteria for securitizations, other financial asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125’s provisions without amendment. The statement is effective for reporting periods beginning after March 31, 2001, and the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of SFAS 140 has not had a significant impact on our consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No.142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. We adopted SFAS No. 141 on July 1, 2001, and adopted SFAS 142 on a prospective basis as of January 1, 2002.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 was effective for our fiscal year beginning January 1, 2002. There was no current impact of adoption on our financial position or results of operations.

During October 2002, the Financial Accounting Standards Board issued SFAS 147, “Acquisitions of Certain Financial Institutions”. This statement removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of SFAS 72 and Interpretation 9 and requires these transactions to be accounted for in accordance with SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” In addition, the provisions of this statement amend the scope of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective for acquisitions on or after October 1, 2002. The provisions related to the impairment and disposal accounting for certain acquired long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. The Company has determined that adoption of this statement will not have a material impact on our financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (“Statement No. 148”). Statement No. 148 amends Statement No. 123, to provide alternative methods of transition to Statement No. 123’s fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provision of Statement No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in the summary of significant accounting policies within annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB 25. The Company has adopted the required disclosures in the Notes included in their financial statements.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the consolidated financial statements which are included in Item 8 of this filing. Of these policies, Management believes that the accounting for the allowance for loan losses is the most critical.

Losses on loans result from a broad range of causes from borrower specific problems, to industry issues, to the impact of the economic environment. The identification of these factors that lead to default or non-performance under a borrower loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact on the estimate of losses. As described above under the “Allowance and Provision for Loan Losses” heading, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

If the allowance for loan losses had changed by five percent, the effect on net income would have been approximately $221,000. This increase would not have changed the Bank’s status as a well capitalized financial institution.

SELECTED QUARTERLY DATA

The following is a summary of unaudited quarterly results for 2002 and 2001:

	2002

	Fourth	Third	Second	First

Condensed income statements (dollars in thousands):
Net interest income	$5,588	$5,239	$5,198	$4,962
Provision for loan losses	409	125	147	135

Net interest income after provision for loan losses	5,179	5,114	5,051	4,827
Other income	3,245	2,732	2,927	3,094
Other expense	6,532	6,064	6,290	6,084

Income before tax expense	1,892	1,782	1,688	1,837
Income tax expense	670	561	587	646

Net income	$1,222	$1,221	$1,101	$1,191

Per share:
Net income - basic	$0.30	$0.30	$0.28	$0.30
Net income - diluted	$0.29	$0.29	$0.27	$0.29
Dividends	$0.11	$0.1075	$0.1075	$0.1075
Average common equivalent shares outstanding (in thousands):
Basic	4,023	4,013	3,982	3,952
Diluted	4,169	4,168	4,147	4,102

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2001

	Fourth	Third	Second	First

Condensed income statements (dollars in thousands):
Net interest income	$4,626	$4,628	$4,449	$4,217
Provision for loan losses	519	335	135	135

Net interest income after provision for loan losses	4,107	4,293	4,314	4,082
Other income	3,154	2,862	2,648	2,625
Other expense	5,598	5,564	5,560	5,439

Income before tax expense	1,663	1,591	1,402	1,268
Income tax expense	541	558	490	441

Net income	$1,122	$1,033	$912	$827

Per share:
Net income - basic	$0.28	$0.26	$0.23	$0.21
Net income - diluted	$0.27	$0.25	$0.22	$0.20
Dividends	$0.1075	$0.1075	$0.1075	$0.1075
Average common equivalent shares outstanding (in thousands):
Basic	3,943	3,930	3,916	3,906
Diluted	4,091	4,114	4,122	4,056

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. We have assessed our market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of December 31, 2002 was developed using simulation analysis of our sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

These rate changes are matched with known repricing intervals and assumptions for new growth net of expected prepayments. The assumptions are based primarily on experience in our market under varying rate environments. The imbedded options that our loan customers possess to refinance are considered for purposes of this analysis and cause the larger decreases in income in a declining rate scenario versus the income increases in the same size rising rate scenario.

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, we have been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7% floor. We currently have in excess of $121 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits our loss of interest income when rates decline but does constrain income gains in a rising rate market. In general, having this significant amount of loans at their floors reduces our overall rate sensitivity.

We attempt to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

	Interest Rates Decrease		Interest Rates	Interest Rates Increase
(Dollars in thousands)	200 BP	100 BP	Remain Constant	100 BP	200BP

2003 Interest Income	$31,227	$33,429	$35,695	$37,760	$40,148
2003 Interest Expense	6,513	7,528	9,807	12,323	14,839

Net Interest Income	24,714	25,901	25,888	25,437	25,309

Change in net income after tax vs. budget	$(733)	$8		$(281)	$(361)

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and report of independent certified public accountants thereon included on the following pages are incorporated herein by reference.

Index to Consolidated Financial Statements

Page
Report of Independent Certified Public Accountants	36
Consolidated Balance Sheets for the Years Ended December 31, 2002 and 2001	37
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000	38-39
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	40-41
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	42-44
Notes to Consolidated Financial Statements for the Years Ended December 31, 2002, 2001 and 2000	45-75

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
TIB Financial Corp.
Key Largo, Florida

We have audited the accompanying consolidated balance sheets of TIB Financial Corp. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of TIB Financial Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TIB Financial Corp. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO SEIDMAN, LLP

BDO Seidman, LLP

February 21, 2003
Atlanta, Georgia

TIB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

December 31,	2002	2001

Assets
Cash and due from banks (Note 2)	$18,397,659	$21,269,909
Federal funds sold	5,672,000	—
Investment securities held to maturity (Note 3)	—	18,505,912
Investment securities available for sale (Note 3)	55,753,890	35,473,748
Loans, net of deferred loan costs and fees (Notes 4, 12 and 14)	442,527,934	378,946,753
Less: Allowance for loan losses (Note 4)	4,416,499	3,793,842

Loans, net	438,111,435	375,152,911
Premises and equipment, net (Note 5)	19,457,150	17,633,154
Goodwill (Note 6)	2,234,024	2,305,405
Intangible assets, net (Note 6)	1,978,918	2,276,006
Other assets (Note 10 and 11)	25,399,570	21,375,200

Total Assets	$567,004,646	$493,992,245

Liabilities and Stockholders’ Equity
Liabilities
Deposits (Note 7):
Noninterest-bearing demand	$105,199,483	$82,110,626
Interest-bearing demand and money market	186,426,703	175,742,070
Savings	31,440,801	26,132,494
Time deposits of $100,000 or more	73,509,232	56,345,992
Other time deposits	86,107,232	75,404,677

Total deposits	482,683,451	415,735,859
Federal Home Loan Bank advances (Note 8)	20,000,000	25,000,000
Short-term borrowings (Note 8)	4,578,959	733,760
Notes payable (Note 9)	5,250,000	5,250,000
Trust preferred securities (Note 9)	13,000,000	13,000,000
Other liabilities (Note 10 and 11)	7,986,159	5,600,534

Total liabilities	533,498,569	465,320,153

Commitments and contingent liabilities (Notes 5 and 14)
Stockholders’ equity (Note 13)
Common stock - $.10 par value: 7,500,000 shares authorized, 4,035,625 and 3,946,100 shares issued	403,563	394,610
Additional paid in capital	8,965,816	8,221,937
Retained earnings	23,021,698	20,019,145
Accumulated other comprehensive income	1,115,000	36,400

Total stockholders’ equity	33,506,077	28,672,092

Total Liabilities and Stockholders’ Equity	$567,004,646	$493,992,245

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Income

Years ended December 31,	2002	2001	2000

Interest income
Loans, including fees	$27,782,738	$29,078,461	$28,393,976
Investment securities:
U.S. Treasury securities	124,202	161,750	795,385
U.S. Government agencies and corporations	2,309,096	2,735,142	2,128,114
States and political subdivisions, tax-exempt	259,648	277,875	320,500
States and political subdivisions, taxable	380,798	292,392	9,046
Other investments	124,341	273,674	82,421
Interest-bearing deposits in other banks	5,102	3,044	3,958
Federal funds sold	330,385	895,140	456,123

Total interest income	31,316,310	33,717,478	32,189,523

Interest expense
Interest-bearing demand and money market	2,057,569	5,183,783	6,464,913
Savings	222,812	443,125	523,876
Time deposits of $100,000 or more	2,721,166	3,635,259	2,959,409
Other time deposits	3,282,065	4,663,051	3,978,781
Long-term debt-trust preferred securities	1,139,795	1,003,120	271,450
Federal Home Loan Bank Advances	382,692	115,457	126,097
Short-term borrowings	42,121	59,656	100,998
Notes payable	481,036	693,952	349,820

Total interest expense	10,329,256	15,797,403	14,775,344

Net interest income	20,987,054	17,920,075	17,414,179
Provision for loan losses (Note 4)	816,000	1,124,000	332,000

Net interest income after provision for loan losses	20,171,054	16,796,075	17,082,179

Other income
Service charges on deposit accounts	2,239,821	2,225,127	2,053,608
Investment securities gains, net (Note 3)	217,975	283,690	—
Merchant bank card processing income	4,387,095	4,009,664	3,690,789
Equity in income (loss), net of goodwill amortization, from investment in ERAS Joint Venture	—	(235,490)	32,300
Dividend income from ERAS Joint Venture (Note 1)	32,616	—	—
Commissions on sales by Keys Insurance Agency, Inc.	1,801,297	1,458,299	153,639
Gain on sale of government guaranteed loans	28,406	96,571	269,727
Fees on mortgage loans sold	1,583,419	1,074,585	400,389
Retail investment services	205,829	177,467	272,358
Gain on sale of investment in ERAS Joint Venture (Note 1)	210,654	820,126	—
Gain on sale of servicing rights	—	255,281	—
Other income	1,291,113	1,123,584	764,764

Total other income	11,998,225	11,288,904	7,637,574

Other expense
Salaries and employee benefits (Note 11)	11,573,803	9,717,629	7,854,114
Net occupancy expense	3,933,369	3,489,306	2,718,412
Other expense (Note 16)	9,463,035	8,953,504	7,462,231

Total other expense	24,970,207	22,160,439	18,034,757

Income before income tax expense	7,199,072	5,924,540	6,684,996
Income tax expense (Note 10)	2,463,800	2,030,200	2,462,700

Net income	$4,735,272	$3,894,340	$4,222,296

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Income (Continued)

Years ended December 31,	2002	2001	2000

Net income	$4,735,272	$3,894,340	$4,222,296

Basic earnings per common share (Note 1)	$1.19	$.99	$1.02
Diluted earnings per common share (Note 1)	$1.14	$.95	$.99

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Total	Comprehensive Income	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss) Market Valuation Reserve	Common Stock	Additional Paid in Capital

Balance, December 31, 1999	$28,302,158		$21,634,649	$(1,051,472)	$(285,000)	449,014	7,554,967
Comprehensive income:
Net income	4,222,296	$4,222,296	4,222,296	—	—	—	—
Other comprehensive income, net of tax expense of $260,000:
Net market valuation adjustment on securities available- for-sale	430,000	430,000	—	—	430,000	—	—

Comprehensive income		$4,652,296	—	—	—	—	—

Exercise of stock options	93,138		—	—	—	1,581	91,557
Income tax benefit from stock options exercised	21,669		—	—	—	—	21,669
Issuance of stock for Keys Insurance Agency acquisition	220,000		—	—	—	2,146	217,854
Purchase of treasury stock(Note 15)	(5,301,590)		—	(5,301,590)	—	—	—
Retirement of treasury stock	—		(6,290,562)	6,353,062	—	(62,500)	—
Cash dividends declared, $.4225 per share	(1,751,017)		(1,751,017)	—	—	—	—

Balance, December 31, 2000	$26,236,654		$17,815,366	$—	$145,000	$390,241	$7,886,047

Comprehensive income:
Net income	3,894,340	$3,894,340	3,894,340	—	—	—	—
Other comprehensive income, net of tax benefit of $66,100:
Net market valuation adjustment on securities available- for-sale	68,423	68,423	—	—	—	—	—
Less: reclassification adjustment for gains included in net income	(177,023)	(177,023)	—	—	—	—	—

Other comprehensive income, net of tax		(108,600)	—	—	(108,600)	—	—

Comprehensive income		$3,785,740	—	—	—	—	—

Exercise of stock options	221,623		—	—	—	3,805	217,818
Income tax benefit from stock options exercised	50,392		—	—	—	—	50,392
Issuance of stock for BonData Group Limited, Inc. acquisition	68,244		—	—	—	564	67,680
Cash dividends declared, $.43 per share	(1,690,561)		(1,690,561)	—	—	—	—

Balance, December 31, 2001	$28,672,092		$20,019,145	$—	$36,400	$394,610	$8,221,937

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated Other
					Comprehensive
					Income (Loss)		Additional
		Comprehensive	Retained	Treasury	Market Valuation	Common	Paid in
	Total	Income	Earnings	Stock	Reserve	Stock	Capital

Balance, December 31, 2001	$28,672,092		$20,019,145	$—	$36,400	$394,610	$8,221,937
Comprehensive income:
Net income	4,735,272	$4,735,272	4,735,272	—	—	—	—
Other comprehensive income, net of tax expense of $650,100:
Unrealized holding gain on securities transferred into the available-for-sale category from the held-to-maturity category	270,480	270,480
Net market valuation adjustment on securities available- for-sale	944,136	944,136	—	—	—	—	—
Less: reclassification adjustment for gains included in net income	(136,016)	(136,016)	—	—	—	—	—

Other comprehensive income, net of tax		1,078,600	—	—	1,078,600	—	—

Comprehensive income		$5,813,872

Exercise of stock options	593,097		—	—	—	8,953	584,144
Income tax benefit from stock options exercised	159,735		—	—	—	—	159,735
Cash dividends declared, $.4325 per share	(1,732,719)		(1,732,719)	—	—	—	—

Balance, December 31, 2002	$33,506,077		$23,021,698	$—	$1,115,000	$403,563	$8,965,816

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2002	2001	2000

Cash flows from operating activities
Net income	$4,735,272	$3,894,340	$4,222,296
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investments	100,101	52,793	191,621
Amortization of intangible assets	297,088	538,576	207,302
Depreciation of premises and equipment	1,527,761	1,381,947	1,215,870
Loss (gain) on sale of servicing rights	2,532	(255,281)	—
Gain on sale of investment in ERAS JV	(210,654)	(820,126)	—
Write-off of unamortized leasehold improvements	—	57,990	—
Provision for loan losses	816,000	1,124,000	332,000
Deferred income tax (benefit)	(248,557)	(323,399)	(109,173)
Deferred net loan costs and fees	(940,612)	(332,144)	(244,141)
Investment securities (gains), net	(217,975)	(283,690)	—
Equity in loss (income), net of goodwill amortization from investment in ERAS Joint Venture	—	235,490	(32,300)
(Gain) loss on sales/disposition of premises and equipment	(7,519)	(56,347)	16,678
Gains on sales of government guaranteed loans, net	(28,406)	(96,571)	(269,727)
Increase in other assets	(3,031,129)	(6,290,419)	(3,203,221)
Increase (decrease) in other liabilities	2,532,288	(437,913)	1,229,401

Net cash (used) provided by operating activities	5,326,190	(1,610,754)	3,556,606

Cash flows from investing activities
Purchases of investment securities held to maturity	—	(542,609)	—
Purchases of investment securities available for sale	(24,403,715)	(21,757,766)	(1,563,600)
Sales of investment securities available for sale	14,482,492	17,382,719	4,562,500
Repayments of principal and maturities of investment securities available for sale	9,993,567	17,015,332	1,853,574
Maturities of investment securities held to maturity	—	16,500,000	10,000,000
Proceeds from sales of government guaranteed loans	541,980	2,070,369	11,056,930
Purchase of Keys Insurance Agency of Monroe County, Inc. (see below)	—	—	(1,706,705)
Purchase of BonData Group Limited, Inc. (see below)	—	(204,750)	—
Payment on note receivable from sale of option	300,000	300,000	300,000
Net proceeds received from servicing rights sales	33,079	219,670	—
Proceeds from sale of investment in ERAS JV	340,000	1,333,333	—
Net cash received in purchase of branches (see below)	—	—	12,089,842
Loans originated or acquired, net of principal repayments	(63,347,486)	(78,784,302)	(50,976,108)
Purchase of life insurance policies	(1,795,000)	(820,000)	(4,715,000)
Purchases of premises and equipment (see below)	(3,374,823)	(4,780,136)	(863,080)
Sales of premises and equipment	30,585	17,333	29,444

Net cash used by investing activities	(67,199,321)	(52,050,807)	(19,932,203)

Continued

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2002	2001	2000

Cash flows from financing activities
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	$3,845,199	$(308,039)	$(670,257)
Net (decrease) increase in FHLB advances	(5,000,000)	25,000,000	(10,000,000)
Net increase (decrease) in demand, money market and savings accounts and acquired deposits (see below)	39,081,797	38,098,142	(2,397,746)
Net repayment of short-term borrowings	—	—	(659,625)
Proceeds from issuance of trust preferred securities	—	5,000,000	8,000,000
Debt issuance costs paid	—	(170,816)	(301,858)
Time deposits accepted, net of repayments and acquired deposits (see below)	27,865,795	(14,789,070)	25,557,655
Proceeds from exercise of stock options	593,097	221,623	93,138
Treasury stock repurchased	—	—	(51,590)
Cash dividends paid	(1,713,007)	(1,685,864)	(1,792,998)

Net cash provided by financing activities	64,672,881	51,365,976	17,776,719

Net increase (decrease) in cash and cash equivalents	2,799,750	(2,295,585)	1,401,122
Cash and cash equivalents at beginning of year	21,269,909	23,565,494	22,164,372

Cash and cash equivalents at end of year	$24,069,659	$21,269,909	$23,565,494

Supplemental disclosures of cash paid:
Interest	$10,789,755	$16,267,159	$13,446,046
Income taxes	2,741,000	2,241,000	2,360,000

Continued

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

In 2000, the Company purchased the banking facilities and assumed the deposits at two branches of another bank in Homestead, Florida. In addition, loans, primarily residential real estate, were purchased from the seller. The acquisition was recorded using the purchase method of accounting. Net cash received in connection with the acquisition is calculated as follows:

Deposit and other liabilities assumed	$22,544,857
Less price of assets acquired:
Premises and equipment	(894,234)
Core deposit premium	(1,495,589)
Loans, accrued interest and other assets	(8,065,192)

Cash received	$12,089,842

In 2000, the Company purchased 525,000 shares of the Company’s common stock in exchange for four subordinated notes payable of the Company totaling $5,250,000 (see Note 9).

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

Contract purchase price	$1,650,000
Receivables and fixed assets acquired	126,103
Liabilities assumed	(135,679)
Capitalized acquisition costs	66,281

Cash paid	$1,706,705

Single family residential mortgage loans securitized and retained in the Company’s available for sale portfolio amounted to $0, $13,313,239 and $23,199,518 in 2002, 2001 and 2000, respectively (see Note 3).

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

TIB Financial Corp. and subsidiaries provide full-service commercial banking and insurance agency services in Monroe, South Miami-Dade, Collier and Lee counties, Florida. The Corporation is a Florida Corporation, a bank holding company and effective August 31, 2000, a financial holding company.

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

Basis of Presentation

The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiaries, TIB Bank of the Keys (Bank), Keys Insurance Agency, Inc., TIB Software and Services, Inc., TIBFL Statutory Trust I (see Note 9), and TIBFL Statutory Trust II (see Note 9) collectively known as the “Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

In 1998, the Parent Company’s subsidiary, TIB Software and Services, Inc., acquired a 30 percent interest in ERAS Joint Venture (the “Venture”), a general partnership, in exchange for consideration of $791,216. Goodwill associated with the transaction totaled $637,614 and was being amortized over a period of ten years through December 31, 2001, at which time the amortization was discontinued. Through December 31, 2001, the investment in the Venture was accounted for using the equity method. On December 31, 2001, the Company sold two thirds of its ownership interest in the Venture for $1,333,333. The Company recognized a gain of $820,126 on the transaction. This sale reduced the Company’s ownership in the Venture to 10%. Beginning January 1, 2002, the investment in the Venture is accounted for using the cost method. On October 4, 2002, the Company sold 5.1% of the Company’s 10% interest in the Venture for $340,000. The Company recognized a gain of $210,654 on the transaction. This sale, accompanied by the additional transfer of assets by other owners into the Venture, reduced the Company’s ownership in the Venture to 4.53%. The Venture also made a dividend distribution to the Company in 2002 in the amount of $32,616. The Venture’s primary business is item processing and the design, development, installation and maintenance of accounting software for financial institutions. ERAS Joint Venture is the Bank’s item processor. Payments of approximately $483,000, $621,000, and $868,000 were made by the Bank to the Venture in 2002, 2001, and 2000, respectively.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

On October 31, 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. which was 100% owned by a company director. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) has three offices in the Florida Keys and brokers a full line of commercial and residential hazard insurance coverages as well as life and health insurance and annuities. The purchase price for the net assets of the agency was $1,870,000 which consisted primarily of intangible assets. The consideration consisted of $220,000 of Company common stock (21,463 shares) and $1,650,000 in cash (paid at closing). Under the purchase agreement, annual cash payments of $110,000 are to be made following each of the first three anniversaries of the closing date, subject to the agency achieving certain earnings thresholds. Any of this additional consideration that is paid at the end of each contingency period will at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2001 or 2002. This acquisition was recorded using the purchase method of accounting.

On September 25, 2001, Keys Insurance Agency, Inc. purchased BonData Group Limited, Inc. a Ft Myers, Florida based insurance agency specializing in surety bond underwriting and placement. Total consideration paid at closing for the agency was $273,000. This was comprised of approximately $68,000 in the Company’s common stock (5,640 shares) and approximately $205,000 in cash. Under the purchase agreement, annual cash payments of $24,000 are to be made following each of the first two anniversaries of the closing date, subject to the agency achieving certain earnings thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2002. This acquisition was recorded using the purchase method of accounting.

Investment Securities

Investment securities which management has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premium and accretion of discount. Investment securities available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of the related tax effect. Other investments are reported at cost, and accordingly, earnings are reported when interest is accrued or when dividends are received.

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

Loans

Loans are reported at the gross amount outstanding, reduced by net deferred loan costs and fees and a valuation allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, accrual thereof is discontinued and all unpaid interest is reversed. Loan origination fees, net of direct loan origination costs, are deferred and recognized as income over the life of the related loan on a level-yield basis. Gains on sales of government guaranteed loans are recognized as income when the sales occur.

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

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Bank accounts for impaired loans in accordance with Statement of Financial Accounting Standards No. 114 (SFAS 114), “Accounting by Creditors for Impairment of a Loan,” as amended by Statement of Financial Accounting Standards No. 118 (SFAS 118), “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” Management, considering current information and events regarding the borrowers’ ability to repay their obligations, generally considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate, observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral. Impairment losses are included in the allowance for loan losses through a charge to the provision. Cash receipts on impaired loans are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income, thereafter. A loan is also considered impaired if it is in a nonaccruing status.

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

Other Real Estate

Other real estate, acquired through partial or total satisfaction of loans, is reported at the lower of cost or fair value less estimated selling expenses. Losses incurred in the acquisition of foreclosed properties are charged against the allowance for loan losses at the time of foreclosure. Subsequent write-downs of other real estate are charged against the current period’s operations. Net costs of maintaining and operating foreclosed properties are generally expensed as incurred.

Intangible Assets

Intangible assets include amounts for excess servicing fees on government guaranteed loans, deposit base premiums and goodwill. Excess servicing rights are being amortized over the expected life of the related loan. The deposit base premiums are being amortized using the straight-line method over an estimated life of 10 years. Prior to January 1, 2002, goodwill was amortized over varying periods, from 10 to 15 years, using the straight-line method.

Impairment of Long-Lived Assets

Long-lived assets, including certain fixed assets and intangibles, are evaluated annually or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in expense regularly for other-than-temporary impairment.

Income Taxes

The tax effects of transactions are recorded at current tax rates in the periods the transactions are reported for financial statement purposes. Deferred income taxes are established for the temporary differences between the financial reporting

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company files its tax returns on a consolidated basis.

Earnings Per Common Share

Basic earnings per common share has been computed based on the weighted average number of common shares outstanding of 3,992,775, 3,923,763 and 4,140,234 in 2002, 2001 and 2000. Diluted earnings per share has been computed based upon the weighted average number of equivalent common shares of 4,144,855, 4,096,767 and 4,274,155 in 2002, 2001 and 2000. The effect of stock options, as described in Note 13, is the sole common stock equivalent for purposes of calculating diluted earnings per common share.

Stock-Based Compensation

The Company has a stock option plan which is more fully described in Note 13. As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), the Company accounts for its stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Because all options granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors for the years ended December 31, 2002, 2001, and 2000.

The following table presents the effect on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123 for the year ended December 31:

	2002	2001	2000

Net income, as reported	$4,735,272	$3,894,340	$4,222,296
Stock-based employee and director compensation expense determined under fair value basis, net of tax	107,818	233,815	66,378

Pro forma net income	$4,627,454	$3,660,525	$4,155,918

Earnings per share:
Basic - as reported	$1.19	$0.99	$1.02
Basic - pro forma	1.16	0.93	1.00
Diluted - as reported	1.14	0.95	0.99
Diluted - pro forma	1.12	0.89	0.97

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in the years ended December 31, :

	2002	2001	2000

Dividend yield	3.2%	3.5%	4.2%
Risk-free interest rate	4.4% to 5.4%	4.9% to 5.4%	5.6% to 5.8%
Expected lives	9 years	9 years	9 years
Volatility	.29	.44	.40
Weighted average fair value of options granted during year	$3.69	$5.19	$3.51

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Values of Financial Instruments

The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note 17):

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value.

Investment securities - The fair value of investment securities held to maturity and available for sale is estimated based on bid quotations received from independent pricing services. The carrying amount of other investments, which consists of stock in the Independent Bankers’ Bank of Florida and the Federal Home Loan Bank, approximates fair value.

Loans - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of variable rate loans with frequent repricing and negligible credit risk approximates book value.

Deposits - For deposits with no stated maturity, such as demand, NOW, money market, and savings accounts, the carrying amount is considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings - The carrying amount of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings maturing within 30 days approximates fair value.

Subordinated notes payable and trust preferred securities - The fair values of subordinated notes payable and fixed rate trust preferred securities are calculated by discounting the future payments (considering call and prepayment options) using a spread to the 10 year and 30 year treasury note rates, respectively, in effect at December 31, 2002. The fair value of variable rate trust preferred securities with frequent repricing approximates book value.

Off-balance-sheet instruments - The fair value of commitments to extend credit to fund commercial, consumer, real estate-construction and real estate-mortgage loans and to fund standby letters of credit is equal to the amount of commitments outstanding at December 31, 2002. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

Reclassifications

Certain reclassifications have been made in the 2001 and 2000 financial statements to conform with the 2002 presentation.

Recent Accounting Pronouncements

In October 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a replacement of SFAS No. 125. The new statement revises accounting criteria for securitizations, other financial asset transfers, and collateral and introduces new disclosures, but otherwise carries

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 was effective for the Company’s fiscal year beginning January 1, 2002. There was no current impact of adoption on its financial position or results of operations.

During October 2002, the Financial Accounting Standards Board issued SFAS 147, “Acquisitions of Certain Financial Institutions”. This statement removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of SFAS 72 and Interpretation 9 and requires these transactions to be accounted for in accordance with SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” In addition, the provisions of this statement amend the scope of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This statement is effective for acquisitions on or after October 1, 2002. The provisions related to the impairment and disposal accounting for certain acquired long-term customer-relationship intangible assets were effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets were effective on October 1, 2002. The Company has determined that adoption of this statement will not have a material impact on its financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure (“Statement No. 148”). Statement No. 148 amends Statement No. 123, to provide alternative methods of transition to Statement No. 123’s fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provision of Statement No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in the summary of significant accounting policies within annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of APB 25. The Company has adopted the required disclosures in the Notes herein.

2.     Cash and Due From Banks

A bank is required to maintain average reserve balances with the Federal Reserve Bank, on deposit with national banks or in cash. The Bank’s average reserve requirement was approximately $705,000 and $638,000 as of December 31, 2002, and December 31, 2001, respectively. The Bank maintained cash balances which were adequate to meet this requirement.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The Bank maintains an interest bearing account at the Federal Home Loan Bank of Atlanta. The total on deposit was approximately $263,000 and $445,000 at December 31, 2002 and December 31, 2001, respectively.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

3.     Investment Securities

In June 2002, the Company transferred all investment securities in the held to maturity category with a book value totaling $18,507,916 to the available for sale category. The difference between amortized historical cost and fair value for this portfolio of $433,461 was recorded net of tax in other comprehensive income.

The amortized cost and estimated market value of investment securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value

U.S. Treasury securities	$205,897	$4,572	$—	$210,469
U.S. Government agencies and corporations	16,674,255	297,653	—	16,971,908
Other investments	1,625,760	—	—	1,625,760

	$18,505,912	$302,225	$—	$18,808,137

The amortized cost and estimated market value of investment securities available for sale are as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2002	Cost	Gains	Losses	Value

U.S. Treasury securities	$212,412	$10,978	$—	$223,390
U.S. Government agencies and corporations	28,333,379	883,621	—	29,217,000
States and political subdivisions-tax exempt	5,171,944	382,444	—	5,554,388
States and political subdivision - taxable	4,380,149	88,347	8,521	4,459,975
Mortgage-backed securities	14,382,946	430,131	—	14,813,077
Other investments	1,486,060	—	—	1,486,060

	$53,966,890	$1,795,521	$8,521	$55,753,890

	Amortized	Unrealized	Unrealized	Fair
December 31, 2001	Cost	Gains	Losses	Value

U.S. Treasury securities	$3,017,174	$71,896	$—	$3,089,070
U.S. Government agencies and corporations	105,757	712	—	106,469
States and political subdivisions-tax exempt	5,742,409	90,163	693	5,831,879
States and political subdivision - taxable	5,016,978	49,216	269,075	4,797,119
Mortgage-backed securities	18,359,772	84,675	5,236	18,439,211
Corporate bonds	3,173,358	36,642	—	3,210,000

	$35,415,448	$333,304	$275,004	$35,473,748

In 2002 and 2001, other investments consist of stock in the Independent Bankers’ Bank of Florida and the Federal

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Home Loan Bank of Atlanta.

At December 31, 2002, securities with a fair value of $18,735,431 are subject to call during 2003.

The amortized cost and estimated market value of investment securities available for sale at December 31, 2002, by contractual maturity, are shown as follows. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.

	Investment Securities
	Available for Sale

	Amortized	Fair
December 31, 2002	Cost	Value

Due in one year or less	$—	$—
Due after one year through five years	16,956,228	17,573,363
Due after five years through ten years	16,453,860	17,127,180
Due after ten years	4,687,796	4,754,210
Other investments	1,486,060	1,486,060
Mortgage-backed securities	14,382,946	14,813,077

	$53,966,890	$55,753,890

Proceeds from sales of investment securities available for sale during 2002, 2001 and 2000, respectively, were $14,482,492, $17,382,719 and $4,562,500 with net gains of $217,975, $275,090, and $0. Maturities and principal repayments of investment securities available for sale during 2002, 2001 and 2000 were $9,993,567, $17,015,332 and $1,853,574, respectively. Net gains realized from calls and mandatory redemptions of held-to-maturity securities during 2002, 2001 and 2000 were $0, $8,600 and $0, respectively.

Investment securities having carrying values of approximately $18,517,000 and $15,077,000 at December 31, 2002 and 2001, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law.

Single family residential mortgage loans securitized and retained in the Company’s available for sale portfolio amounted to $0 and $13,313,239 in 2002 and 2001, respectively. The investments were recorded at the unpaid principal balance of the loans, an amount less than fair market value. Accordingly, no gain or loss was recognized.

4.     Loans

Major classifications of loans are as follows:

December 31,	2002	2001

Real estate mortgage loans:
Commercial	$265,112,947	$232,758,775
Residential	68,389,247	68,372,957
Farmland	442,707	267,212
Construction	14,892,626	6,433,674
Commercial loans	48,691,856	46,330,186
Consumer loans	9,364,144	9,636,806
Indirect auto dealer loans	16,854,612	—
Agricultural production and other loans to farmers	520,537	596,814
Home equity loans	17,475,539	14,707,222

Total loans	441,744,215	379,103,646
Net deferred loan costs (fees)	783,719	(156,893)

Loans, net of deferred loan costs and fees	$442,527,934	$378,946,753

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Substantially all loans are made to borrowers in the Bank’s primary market area of Monroe, South Miami-Dade, Collier and Lee counties.

Nonaccrual loans and loans defined as impaired under SFAS 114 at December 31, 2002 and 2001 totaled $545,523 and $1,590,391, respectively.

The Bank had made a loan originally totaling $10,000,000 to construct a lumber mill in north Florida. Of this amount, $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At December 31, 2000, the loan was past due greater than 90 days but was still maintained as an accruing loan because of the USDA guarantee and collateral value. During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. In addition, the Bank has capitalized liquidation costs and protective advances totaling approximately $558,000 and $404,000 at December 31, 2002 and December 31, 2001, respectively, which the Bank expects to be fully reimbursed by the USDA. The non guaranteed principal and interest ($1,961,000 at December 31, 2002 and $1,886,000 at December 31, 2001) and the capitalized costs totaling approximately $558,000 and $404,000 at December 31, 2002 and December 31, 2001, respectively are included as “other assets” in the financial statements. The portion of this loan guaranteed by the USDA was approximately $1.6 million at December 31, 2002 and December 31, 2001, and is accruing interest. Accrued interest on this loan totals approximately $505,000 and $409,000 at December 31, 2002 and December 31, 2001, respectively. Under the USDA program, eligible portions of both principal and interest are covered under the USDA guarantee. Management believes the present value of all assets pledged as collateral for this loan exceeds the unpaid amount.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. The Bank was awarded title to the property on June 12, 2001, and, therefore, the time constraints imposed by Florida law required that the personal property be disposed of by December 2001. The Bank applied to the State of Florida for an extension to carry the repossessed personal property on the Bank’s books. The Florida Department of Financial Services granted an extension to the Bank to carry the personal property on its books until December 11, 2002. The Department has since extended this to June 11, 2003. There is no assurance that an extension will be granted for any additional periods, and, therefore, the possibility exists that the non guaranteed principal and interest totaling $1,961,000 at December 31, 2002, may need to be charged off for regulatory purposes in June 2003 if the property has not yet been liquidated. Since the Company believes this amount is ultimately realizable, the Company does not anticipate that this amount will be required to be written off on its financial statements prepared under generally acceptable accounting principles. Even if the amount was required to be charged off for regulatory purposes at December 31, 2002, the Bank and Company would have remained well capitalized under the capital adequacy guidelines established by the federal bank regulators as of that date.

The following is an analysis of the allowance for loan losses:

Years ended December 31,	2002	2001	2000

Balance, beginning of year	$3,793,842	$3,267,873	$2,996,532
Provision charged to expense	816,000	1,124,000	332,000

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31,	2002	2001	2000

Loans charged off	(301,561)	(622,697)	(61,063)
Recoveries of loans previously charged off	108,218	24,666	404

Balance, end of year	$4,416,499	$3,793,842	$3,267,873

5.     Premises and Equipment

Premises and equipment consisted of the following:

December 31,	2002	2001

Land	$4,924,198	$7,243,480
Buildings and leasehold improvements	13,400,848	10,090,406
Furniture, fixtures and equipment	10,356,536	9,131,588
Construction in progress	1,206,909	149,200

	29,888,491	26,614,674
Less accumulated depreciation	(10,431,341)	(8,981,520)

Premises and equipment, net	$19,457,150	$17,633,154

In 2002, the Company converted its ownership interest in land located in Naples, Florida with a net book value of $2,366,999, for an ownership interest in the first floor of the office building that was constructed on this site.

The Company is obligated under operating leases for office and ATM location space. The leases expire in periods varying from one to fifteen years, and some have renewal options for subsequent periods. Future minimum lease payments are as follows at December 31, 2002:

Years ending December 31,

2003	$434,666
2004	353,581
2005	332,148
2006	274,319
2007	221,064
Thereafter	922,885

$2,538,663

Rental expense for the years ended December 31, 2002, 2001 and 2000, was approximately $430,000, $239,000 and $54,000, respectively (see Note 12).

6.     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

	Government
	Guaranteed
	Loan Sales and	Insurance	Investment in
	Servicing	Agency Sales	ERAS JV (a)	Totals

Balance at January 1, 2002	$155,232	$2,010,211	$139,962	$2,305,405
Write off of goodwill associated with partial sale of Investment in ERAS JV	—	—	(71,381)	(71,381)

Balance at December 31, 2002	$155,232	$2,010,211	$68,581	$2,234,024

(a)	Investment in ERAS JV is reported as “Parent and Other” in the segment reporting table in Note 18.

The following table indicates what reported net income would have been had goodwill not been amortized:

	For the year ended December 31,

	2002	2001	2000

Reported net income	$4,735,272	$3,894,340	$4,222,296
Add back goodwill amortization, net of tax effect	—	125,370	64,418

Adjusted net income	$4,735,272	$4,019,710	$4,286,714

Basic earnings per share:
Reported net income	$1.19	$0.99	$1.02
Goodwill amortization	—	0.03	0.02

Adjusted net income	$1.19	$1.02	$1.04

Diluted earnings per share:
Reported net income	$1.14	$0.95	$0.99
Goodwill amortization	—	0.03	0.01

Adjusted net income	$1.14	$0.98	$1.00

Amortized intangible assets at December 31, 2002 consist of the following:

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Core deposit intangible	$2,941,234	$1,000,593	$1,940,641
Excess servicing fees	88,917	50,640	38,277

Total	$3,030,151	$1,051,233	$1,978,918

Intangible amortization expense totaled $297,088 for the year ended December 31, 2002.

Estimated amortization expense is as follows:

Years ending December 31,

2003	$292,379
2004	291,655
2005	291,118
2006	290,015
2007	287,032

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

7.     Time Deposits

At December 31, 2002, the scheduled maturities of time deposits are as follows:

Years ending December 31,

2003	$109,554,448
2004	19,486,756
2005	21,791,769
2006	2,107,068
2007	6,676,423

$159,616,464

8.     Short-Term Borrowings and Federal Home Loan Bank Advances

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and a Treasury, tax and loan note option.

The Bank has an unsecured overnight federal funds purchased accommodation up to a maximum of $7.5 million from its principal correspondent bank. The Bank also has securities sold under agreements to repurchase with commercial account holders whereby the Bank sweeps the customer’s accounts on a daily basis and pays interest on these amounts. Borrowings under these agreements are collateralized by investment securities.

The Bank accepts Treasury, tax and loan deposits from certain commercial depositors and remits these deposits to the appropriate government authorities. The Bank can hold up to $1,700,000 of these deposits more than a day under a note option agreement with its regional Federal Reserve bank and pay interest on those funds held. The Bank pledges certain investment securities against this account.

The Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $79.0 million at December 31, 2002. There was $20 million outstanding at December 31, 2002, and $25 million outstanding at December 31, 2001. The outstanding amount at December 31, 2002 consists of $10 million maturing in January 2003 and $10 million maturing in February 2003. Upon maturity in 2003, $10 million was repaid by the Bank and $10 million was renewed until January 2004. Any advances are secured by the Bank’s one-to-four-family residential mortgage loans.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the four categories of short-term borrowings:

Years ended December 31,	2002	2001

Federal funds purchased:
Balance:
Average daily outstanding	$178	$457,066
Year-end outstanding	—	65,000
Maximum month-end outstanding	—	3,160,000
Rate:
Weighted average for year	1.9%	2.8%
Weighted average interest rate at December 31	n/a	2.1%
Securities sold under agreements to repurchase:
Balance:

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31,	2002	2001

Average daily outstanding	$1,975,932	$416,724
Year-end outstanding	3,003,839	418,993
Maximum month-end outstanding	3,923,438	571,474
Rate:
Weighted average for year	1.5%	3.4%
Weighted average interest rate at December 31	1.1%	1.2%
Treasury, tax and loan note option:
Balance:
Average daily outstanding	$775,868	$789,959
Year-end outstanding	1,575,120	249,767
Maximum month-end outstanding	1,700,000	1,700,000
Rate:
Weighted average for year	1.3%	3.6%
Weighted average interest rate at December 31	1.0%	1.4%
Advances from the Federal Home Loan Bank-Short Term:
Balance:
Average daily outstanding	$82,192	$986,301
Year-end outstanding	—	5,000,000
Maximum month-end outstanding	—	10,000,000
Rate:
Weighted average for year	1.9%	2.4%
Weighted average interest rate at December 31	n/a	1.8%
Advances from the Federal Home Loan Bank-Long Term:
Balance:
Average daily outstanding	$20,000,000	$3,917,808
Year-end outstanding	20,000,000	20,000,000
Maximum month-end outstanding	20,000,000	20,000,000
Rate:
Weighted average for year	1.9%	2.3%
Weighted average interest rate at December 31	1.7%	2.3%

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

9.     Other Borrowings

Line of Credit

The Company has a $3,000,000 revolving line of credit with Independent Bankers’ Bank of Florida. Amounts outstanding under the line bear interest equal to the prime rate published in The Wall Street Journal minus one half percent, which is subject to change daily, and is subject to a 4.25% floor. Interest is payable monthly, and any principal is due on demand, or if no demand is made, at maturity on April 30, 2005. This credit facility is secured by 100 percent of the outstanding shares of TIB Bank of the Keys and requires, among other things, that the Bank maintain a minimum Tier 1 capital ratio of 6 percent. There were no amounts outstanding under this line at December 31, 2002 or 2001.

Subordinated Notes Payable

The Company entered into an agreement with the Company’s largest shareholder effective July 1, 2000, to purchase 525,000 shares of the Company’s common stock in exchange for four subordinated notes payable of the Company totaling $5,250,000. The interest rate on these notes was 13% per annum, with interest payments required quarterly. The principal balance was payable in full on October 1, 2010, the maturity date of the notes, and the notes could be prepaid by the Company at par any time after July 1, 2003. Effective January 1, 2002, the interest rate was reduced to 9%, the option to prepay was extended to January 1, 2007, and the maturity date was extended to January 1, 2012.

Trust Preferred Securities

On September 7, 2000, the Company participated, at an amount of $8,000,000, in a pooled offering of trust preferred securities. The Company formed TIBFL Statutory Trust I (the “Trust”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 13).

On July 31, 2001, the Company participated, at an amount of $5,000,000, in a pooled offering of trust preferred securities. The Company formed TIBFL Statutory Trust II (the “Trust II”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust II used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated notes of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points). The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly. The rate in effect at December 31, 2002 was 5.34%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 13).

10.     Income Taxes

The following are the components of income tax expense as provided:

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31,	2002	2001	2000

Current income tax provision
Federal	$2,305,929	$2,125,299	$2,199,293
State	406,428	228,300	372,580

	2,712,357	2,353,599	2,571,873
Deferred federal and state income tax benefit	(248,557)	(323,399)	(109,173)

	$2,463,800	$2,030,200	$2,462,700

A reconciliation of income tax computed at the Federal statutory income tax rate to total income taxes is as follows:

Years ended December 31,	2002	2001	2000

Pretax income	$7,199,072	$5,924,540	$6,684,996

Income taxes computed at Federal statutory tax rate	$2,447,700	$2,014,300	$2,272,900
Increase (decrease) resulting from:
Tax-exempt income	(213,400)	(208,700)	(113,500)
State income taxes	253,500	150,700	245,900
Other, net	(24,000)	73,900	57,400

	$2,463,800	$2,030,200	$2,462,700

The following summarizes the tax effects of temporary differences which comprise the net deferred tax asset:

December 31,	2002	2001

Allowance for loan losses	$1,553,102	$1,282,521
Core deposit intangible	139,971	101,234
Goodwill	—	9,095
Deferred compensation	182,419	72,666
Other	6,515	28,129

Total gross deferred tax assets	1,882,007	1,493,645

Sale of option to acquire equity interest in an insurance company	—	(89,236)
Accumulated depreciation	(690,833)	(519,104)
Goodwill	(59,512)	—
Gain on building swap	(72,613)	(74,813)
Unrealized gains on securities available for sale	(672,000)	(21,900)

Total gross deferred tax liabilities	(1,494,958)	(705,053)

Net deferred tax asset	$387,049	$788,592

11. Employee Benefit Plans

The Bank maintains an Employee Stock Ownership Plan with 401(k) provisions that covers all employees who are

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

qualified as to age and length of service. Three types of contributions can be made to the Plan by the Bank and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Bank will match 25 percent of salary reduction contributions up to 4 percent of compensation, not to exceed a maximum contribution of $1,000 per employee; and an additional discretionary contribution made by the Bank allocated to the accounts of participants on the basis of total relative compensation. The Bank contributed $202,000, $39,000 and $213,000 to the plan in 2002, 2001 and 2000, respectively. As of December 31, 2002, the Plan contained approximately 157,000 shares of the Company’s common stock.

In 2001, the Bank entered into salary continuation agreements with its three executive officers. The Bank expensed $173,390 and $123,707 for the accrual of future salary continuation benefits in 2002 and 2001, respectively. The Bank has elected to fund the salary continuation liability with single premium life insurance policies. Cash value income (net of related insurance premium expense) totaled $160,681 and $156,100 in 2002 and 2001, respectively. The accompanying balance sheet included $3,181,781 and $3,021,100 in surrender value and other liabilities included salary continuation benefits payable of $297,097 and $123,707 at December 31, 2002 and 2001, respectively.

In 2001, the Bank established a non qualified retirement benefit plan for eligible Bank directors. The Bank expensed $119,413 and $70,275 for the accrual of current and future retirement benefits in 2002 and 2001, respectively, which included $102,367 and $60,000 in 2002 and 2001 related to the annual director retainer fees and monthly meeting fees that certain directors elected to defer. The Bank has elected to fund the nonqualified plan with single premium split dollar life insurance polices. Cash value income (net of related insurance premium expense) totaled $147,334 and $121,915 in 2002 and 2001. The accompanying balance sheet included $2,939,249 and $2,791,915 in surrender value and other liabilities included retirement benefits payable of $187,671 and $69,400 at December 31, 2002 and 2001, respectively.

In anticipation of entering into salary continuation agreements with two additional executive officers in 2003, and adding another director to the non qualified retirement benefit plan, the Bank purchased additional life insurance policies in December 2002 in the amount of $1,795,000 which are included in other assets in the accompanying balance sheet.

12.     Related Party Transactions

As of December 31, 2002 and 2001, the Bank had loans outstanding to certain of its executive officers, directors and their related business interests which aggregated $8,706,936 and $7,320,720, respectively. During 2002, additions to such loans totaled $2,725,019. Loan repayments totaled $1,338,803. Unfunded loan commitments to these individuals and their related business interests totaled $2,116,761 at December 31, 2002. These loans were made in the ordinary course of business with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with other borrowers. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

In July 2000, the Company purchased 525,000 shares of common stock from the Company’s largest shareholder (see Notes 9 and 15).

In October 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. from a Company director (see Note 1).

The Company leases office space in a building owned by a company director. Annual rental expense is $37,410 under the lease (see Note 5).

13.     Stockholders’ Equity

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements result in certain discretionary actions by regulators that could have an effect on the Company’s operations. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation and the Federal Reserve Board categorized the Bank and the Company, respectively, as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes has changed the Company’s or the Bank’s category. To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the following tables. The actual capital amounts and ratios are also presented in the following tables.

(in thousands, except percentages)

					Adequately
	Well Capitalized				Capitalized
December 31, 2002	Requirement				Requirement				Actual

	Amount		Ratio		Amount		Ratio		Amount	Ratio

Tier 1 Capital (to Average Assets)
Consolidated	³	$27,520	³	5.0%	³	$22,016	³	4.0%	$39,009	7.1%
Bank		27,474	³	5.0%		21,979	³	4.0%	45,739	8.3%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	³	$28,035	³	6.0%	³	$18,690	³	4.0%	$39,009	8.3%
Bank		27,989	³	6.0%		18,659	³	4.0%	45,739	9.8%
Total Capital (to Risk Weighted Assets)
Consolidated	³	$46,725	³	10.0%	³	$37,380	³	8.0%	$50,879	10.9%
Bank		46,648	³	10.0%		37,318	³	8.0%	50,156	10.8%

				Adequately
	Well Capitalized			Capitalized
December 31, 2001	Requirement			Requirement		Actual

	Amount	Ratio		Amount	Ratio	Amount	Ratio

Tier 1 Capital (to Average Assets)
Consolidated	³$23,838	³	5.0%	³$19,070	³4.0%	$33,786	7.1%
Bank	23,749	³	5.0%	18,999	³4.0%	40,589	8.5%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	³$24,019	³	6.0%	³$16,013	³4.0%	$33,786	8.4%
Bank	23,962	³	6.0%	15,974	³4.0%	40,589	10.2%
Total Capital (to Risk Weighted Assets)
Consolidated	³$40,032	³	10.0%	³$32,026	³8.0%	$46,285	11.6%
Bank	39,936	³	10.0%	31,949	³8.0%	44,383	11.1%

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Management believes, as of December 31, 2002, that the Company and the Bank meet all capital requirements to which it is subject.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to the Company without prior regulatory approval at December 31, 2002, is approximately $8,749,000.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Option Plan

Under the Bank’s 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (“the Plan”) as amended and restated as of August 31, 1996, the Company may grant stock options to persons who are now or who during the term of the Plan become directors, officers, or key executives as defined by the Plan. Stock options granted under the Plan may either be incentive stock options or nonqualified stock options for federal income tax purposes. The Board of Directors of the Company may grant nonqualified stock options to any director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the Plan, the maximum number of shares of common stock of the Company that may be optioned or sold is 978,000 shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company. If options granted under the Plan expire or terminate for any reason without having been exercised in full, the shares not purchased shall again be available for option for the purposes of the Plan.

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

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the status of the Company’s fixed stock option plan as of and for the three years ended December 31, 2002, is presented below:

					Weighted
		Exercise Price			Average
	Shares	Range			Exercise Price

Balance, December 31, 1999	592,410	$5.49	—	$14.50	$8.31
Granted	46,500	10.50	—	10.50	10.50
Exercised	(15,810)	5.49	—	9.00	5.89
Expired	(18,550)	9.00	—	13.50	10.31

Balance, December 31, 2000	604,550	5.49	—	14.50	8.48
Granted	59,002	10.13	—	13.55	13.29
Exercised	(38,050)	5.49	—	11.25	5.83
Expired	(40,100)	8.33	—	13.55	11.14

Balance, December 31, 2001	585,402	5.49	—	14.50	8.96
Granted	164,000	11.21	—	14.12	12.54
Exercised	(89,525)	5.49	—	13.50	6.63
Expired	(92,672)	5.49	—	13.55	10.62

Balance, December 31, 2002	567,205	5.49	—	14.50	$10.09

Options exercisable at December 31, 2002	282,305
Options exercisable at December 31, 2001	345,802
Options exercisable at December 31, 2000	280,550

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes information about fixed stock options outstanding:

December 31, 2002

			Outstanding Options			Options Exercisable

				Weighted
				Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise			Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price			December 31, 2002	Life	Price	December 31, 2002	Price

$5.49	—	$5.50	147,475	2.0	$5.49	114,175	$5.49
6.23	—	6.23	30,000	2.6	6.23	30,000	6.23
8.33	—	9.00	50,300	3.6	8.74	29,750	8.74
10.13	—	10.50	40,000	7.9	10.48	7,750	10.49
11.00	—	11.75	32,500	6.1	11.34	5,400	11.48
12.40	—	12.65	112,000	8.4	12.41	—	—
13.00	—	13.55	127,930	6.1	13.49	77,730	13.50
14.00	—	14.50	27,000	7.8	14.17	17,500	14.14

			567,205	5.3	$10.09	282,305	$8.91

December 31, 2001

			Outstanding Options			Options Exercisable

				Weighted
				Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise			Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price			December 31, 2001	Life	Price	December 31, 2001	Price

$5.49	—	$5.50	227,600	3.0	$5.49	153,800	$5.49
6.23	—	6.23	30,000	3.6	6.23	30,000	6.23
8.33	—	9.00	84,800	4.5	8.58	50,300	8.56
10.13	—	10.50	48,000	8.9	10.48	4,550	10.50
10.75	—	13.45	48,500	7.5	12.11	18,950	12.71
13.50	—	14.50	146,502	6.8	13.57	88,202	13.57

			585,402	5.1	$8.96	345,802	$8.53

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2000

			Outstanding Options			Options Exercisable

				Weighted
				Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise			Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price			December 31, 2000	Life	Price	December 31, 2000	Price

$5.49	—	$5.50	262,700	4.0	$5.49	165,200	$5.49
6.23	—	6.23	30,000	4.6	6.23	30,000	6.23
8.33	—	9.00	102,650	5.5	8.56	42,350	8.58
10.50	—	10.50	46,500	9.9	10.50	—	—
10.75	—	13.25	41,500	7.8	11.72	6,100	11.97
13.50	—	14.50	121,200	6.8	13.56	36,900	13.61

			604,550	5.6	$8.48	280,550	$7.25

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

14.     Commitments and Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2002 and 2001, total commitments to extend credit were approximately $56,468,000 and $49,349,000, respectively, in unfunded loan commitments.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At December 31, 2002 and 2001, commitments under standby letters of credit aggregated approximately $2,728,000 and $1,263,000, respectively. In 2002 and 2001, the Bank was not required to perform on a standby letter of credit.

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

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 1998, the Parent Company had directly guaranteed to the Bank $3,000,000 of a $6,000,000 loan to Winter Park Insurance Investments, Inc. In connection with this guarantee, the Parent Company had the option to purchase $3,000,000 of the debt from the Bank and convert such debt to a 50 percent ownership in Winter Park Insurance Investments, Inc. during a 36-month period beginning in October 1998. The loan originally matured in 2001, but has since been modified and extended to July 2006. In November 1999, the Parent Company sold this option to Winter Park Insurance Investments, Inc. and the parent company was released from its guaranty of the loan. The terms of the sale included a $100,000 payment at closing and $300,000 annually at the anniversary date of the sale for each of the subsequent three years, for a total of $1,000,000. For accounting purposes, $312,375 was recognized as income on the sale in 1999.

15.     Stock Repurchases

In 2000, the Company repurchased 5,000 shares at a cost of $51,590. In July 2000, the Company purchased 525,000 shares of common stock from the Company’s largest shareholder at a cost of $10 per share (see Note 9).

16.     Supplemental Financial Data

Components of other expense in excess of 1 percent of total interest and other income are as follows:

Years ended December 31,	2002	2001	2000

Merchant bank card processing expenses	$2,780,454	$2,519,241	$2,291,886
Other merchant charges	461,343	523,705	453,929
Operating supplies	451,373	518,128	389,901
Computer services	1,668,994	1,537,222	1,421,542
Legal and professional fees	755,216	734,851	587,267
Marketing and community relations	951,726	779,572	564,520
Postage, courier, and armored car	603,940	515,920	456,426

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

17.     Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows:

	2002		2001

	Carrying	Estimated	Carrying	Estimated
December 31,	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$24,070,000	$24,070,000	$21,270,000	$21,270,000
Investment securities held to maturity	—	—	18,506,000	18,808,000
Investment securities available for sale	55,754,000	55,754,000	35,474,000	35,474,000
Loans	438,111,000	445,811,000	375,153,000	378,420,000
Financial liabilities:
Noncontractual deposits	323,067,000	323,067,000	$283,985,000	$283,985,000
Contractual deposits	159,616,000	162,377,000	131,751,000	134,128,000
Federal Home Loan Bank Advances	20,000,000	20,000,000	25,000,000	25,000,000
Short-term borrowings	4,579,000	4,579,000	734,000	734,000
Notes payable	5,250,000	4,945,000	5,250,000	5,315,000
Trust preferred securities	13,000,000	13,472,000	13,000,000	13,100,000
Off-balance-sheet instruments:
Undisbursed credit lines	n/a	$56,468,000	n/a	$49,349,000
Standby letters of credit	n/a	2,728,000	n/a	1,263,000

18.     Segment Reporting

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

			Government
			Guaranteed
Year ended	Community	Merchant	Loan Sales	Insurance	Parent and
December 31, 2002	Banking	Bankcard	and Servicing	Agency Sales	Other	Total

Interest income	$31,287,177	$—	$—	$—	$29,133	$31,316,310
Interest expense	(8,705,737)	—	—	—	(1,623,519)	(10,329,256)

Net interest income	22,581,440	—	—	—	(1,594,386)	20,987,054
Other income	5,222,115	4,387,095	140,189	1,801,297	447,529	11,998,225
Equity in income (loss), net of goodwill amortization, from investment in ERAS Joint Venture	—	—	—	—	—	—
Depreciation and amortization	(1,709,810)	(44,202)	(8,312)	(57,481)	(5,044)	(1,824,849)
Other expense	(18,162,148)	(3,576,610)	(92,005)	(1,537,587)	(593,008)	(23,961,358)

Pretax segment profit	$7,931,597	$766,283	$39,872	$206,229	$(1,744,909)	$7,199,072

Segment assets	$563,918,991	$65,923	$157,986	$2,278,870	$582,876	$567,004,646

			Government
			Guaranteed
Year ended	Community	Merchant	Loan Sales	Insurance	Parent and
December 31, 2001	Banking	Bankcard	and Servicing	Agency Sales	Other	Total

Interest income	$33,655,796	$—	$—	$—	$61,682	$33,717,478
Interest expense	(14,096,439)	—	—	—	(1,700,964)	(15,797,403)

Net interest income	19,559,357	—	—	—	(1,639,282)	17,920,075
Other income	4,852,406	4,009,664	206,432	1,458,299	997,593	11,524,394
Equity in income (loss), net of goodwill amortization, from investment in ERAS Joint Venture	—	—	—	—	(235,490)	(235,490)
Depreciation and amortization	(1,676,525)	(42,158)	(30,790)	(166,061)	(4,989)	(1,920,523)
Other expense	(15,847,881)	(3,405,858)	(282,630)	(1,365,018)	(462,529)	(21,363,916)

Pretax segment profit	$6,887,357	$561,648	$(106,988)	$(72,780)	$(1,344,697)	$5,924,540

Segment assets	$490,644,124	$85,231	$166,297	$2,285,331	$811,262	$493,992,245

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

			Government
			Guaranteed
Year ended	Community	Merchant	Loan Sales	Insurance	Parent and
December 31, 2000	Banking	Bankcard	and Servicing	Agency Sales	Other	Total

Interest income	$32,099,739	$—	$—	$—	$89,784	$32,189,523
Interest expense	(14,140,169)	—	—	—	(635,175)	(14,775,344)

Net interest income	17,959,570	—	—	—	(545,391)	17,414,179
Other income	3,102,276	3,690,789	386,212	153,639	272,358	7,605,274
Equity in income, net of goodwill amortization, from investment in ERAS Joint Venture	—	—	—	—	32,300	32,300
Depreciation and amortization	(1,305,042)	(53,982)	(30,441)	(29,655)	(4,052)	(1,423,172)
Other expense	(12,826,376)	(3,128,707)	(262,482)	(174,890)	(551,130)	(16,943,585)

Pretax segment profit	$6,930,428	$508,100	$93,289	$(50,906)	$(795,915)	$6,684,996

Segment assets	$434,790,214	$96,527	$193,032	$2,387,937	$1,852,435	$439,320,145

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

19.     Condensed Financial Information of TIB Financial Corp.

Condensed Balance Sheets
(Parent Only)

December 31,	2002	2001

Assets
Cash on deposit with subsidiary	$734,863	$2,027,432
Dividends and other receivables from subsidiaries	9,750	9,886
Investment in bank subsidiary	48,954,471	43,010,282
Investment in TIB Software & Services, Inc.	129,370	264,826
Investment in TIBFL Statutory Trust I	248,000	248,000
Investment in TIBFL Statutory Trust II	155,000	155,000
Investment in Keys Insurance Agency, Inc.	2,301,298	2,172,568
Note receivable	—	264,317
Interest receivable	—	6,550
Income tax receivable	84,763	—
Other assets	436,700	473,861

Total Assets	$53,054,215	$48,632,722

Liabilities and Stockholders’ Equity
Liabilities
Dividends payable	$443,919	$424,206
Interest payable	445,017	503,211
Due to subsidiaries	3,252	150,369
Notes payable	18,653,000	18,653,000
Deferred tax liability	—	89,236
Income tax payable	—	140,187
Other liabilities	2,950	421

Total liabilities	19,548,138	19,960,630

Stockholders’ equity
Common stock	403,563	394,610
Surplus	8,965,816	8,221,937
Retained earnings	23,021,698	20,019,145
Market valuation reserve on investment securities available for sale	1,115,000	36,400

Total stockholders’ equity	33,506,077	28,672,092

Total Liabilities and Stockholders’ Equity	$53,054,215	$48,632,722

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

19.     Condensed Financial Information of TIB Financial Corp. (continued)

Condensed Statements of Income
(Parent Only)

Years ended December 31,	2002	2001	2000

Operating income
Dividend from bank subsidiary	$781,604	$1,924,122	$4,505,740
Dividend from TIBFL Statutory Trust I	26,288	26,288	8,325
Dividend from TIBFL Statutory Trust II	8,584	4,449	—
Dividend from TIB Software & Services, Inc.	156,810	511,526	—
Interest income on note receivable	29,133	61,682	89,784

Total operating income	1,002,419	2,528,067	4,603,849

Operating expense
Interest expense	1,658,391	1,731,701	643,500
Other expense	305,166	259,617	274,641

Total operating expense	1,963,557	1,991,318	918,141

(Loss) income before income tax benefit and equity in undistributed earnings (losses) of subsidiaries	(961,138)	536,749	3,685,708
Income tax benefit	708,200	701,300	295,300

(Loss) income before equity in undistributed earnings (losses) of subsidiaries	(252,938)	1,238,049	3,981,008
Equity in undistributed earnings of bank subsidiary	4,865,590	2,848,561	252,893
Equity in undistributed earnings (losses) of Keys Insurance Agency, Inc.	128,730	(45,380)	(31,750)
Equity in undistributed earnings (losses) of TIB Software & Services, Inc.	(6,110)	(146,890)	20,145

Net income	$4,735,272	$3,894,340	$4,222,296

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

19.     Condensed Financial Information of TIB Financial Corp. (continued)

Condensed Statements of Cash Flows
(Parent Only)

Years ended December 31,	2002	2001	2000

Cash flows from operating activities
Net income	$4,735,272	$3,894,340	$4,222,296
Equity in undistributed earnings of bank subsidiary	(4,865,590)	(2,848,561)	(252,893)
Equity in undistributed (earnings) loss of TIB Software & Services, Inc.	6,110	146,890	(20,145)
Equity in undistributed (earnings) loss of Keys Insurance Agency, Inc.	(128,730)	45,380	31,750
Amortization of intangibles and other assets	37,161	52,652	43,908
Increase in other assets	(29,133)	(63,101)	(91,769)
Decrease in due to subsidiaries	(147,117)	(143,631)	(147,000)
Increase (decrease) in interest payable	(58,194)	51,937	451,274
Increase in other liabilities	2,529	421	—
Deferred income taxes	(89,236)	(4,402)	11,696
Increase (decrease) in net income tax obligation	(65,213)	218,662	89,539

Net cash (used) provided by operating activities	(602,141)	1,350,587	4,338,656

Cash flows from investing activities
Net decrease in receivables from subsidiaries	136	516,190	27,734
Investment in bank subsidiary	—	(4,000,000)	(8,008,000)
Investment in insurance subsidiary	—	—	(50,000)
Payment on note receivable from sale of option	300,000	300,000	300,000
Purchase of Keys Insurance Agency of Monroe County, Inc.	—	—	(1,706,705)
Investment in Keys Insurance Agency, Inc. to purchase BonData Group Limited, Inc.	—	(204,750)	—
Investment in TIBFL Statutory Trust I	—	—	(248,000)
Investment in TIBFL Statutory Trust II	—	(155,000)	—
Return of capital from TIB Software & Services, Inc.	129,346	510,380	—

Net cash provided (used) in investing activities	429,482	(3,033,180)	(9,684,971)

Cash flows from financing activities
Proceeds from exercise of stock options	593,097	221,623	93,138
Cash dividends paid	(1,713,007)	(1,685,864)	(1,792,998)
Treasury stock repurchased	—	—	(51,590)
Repayment of line of credit	—	—	(659,625)
Proceeds from issuance of long-term debt	—	5,155,000	8,248,000
Debt issuance costs	—	(170,816)	(301,858)

Net cash provided (used) by financing activities	(1,119,910)	3,519,943	5,535,067

Net (decrease) increase in cash	(1,292,569)	1,837,350	188,752
Cash, beginning of year	2,027,432	190,082	1,330

Cash, end of year	$734,863	$2,027,432	$190,082

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption “Election of Directors”, “Management”, and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company’s 2003 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information contained under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement to be utilized in connection with the Company’s 2003 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information contained under the caption “Principal Shareholders” in the Proxy Statement to be utilized in connection with the Company’s 2003 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement to be utilized in connection with the Company’s 2003 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14.      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate. No significant deficiencies or material weaknesses in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data have been identified.

No fraud that involves management or other employees who have a significant role in the Company’s internal controls have been discovered.

Changes in internal controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer. There were no significant deficiencies and material weaknesses that require corrective action.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The consolidated financial statements, notes thereto and independent auditors’ report thereon, filed as part hereof, are listed in Item 8.

2. Financial Statement Schedules

Financial Statement schedules have been omitted as the required information is not applicable or the required information has been incorporated in the consolidated financial statements and related notes incorporated by reference herein.

3. Exhibits

Exhibit Numbers

3.1*	Articles of Incorporation

3.2*	Bylaws

4.1*	Specimen Stock Certificate

10.2*	401(K) Savings and Employee Stock Ownership Plan **

10.3*	Employee Incentive Stock Option Plan **

10.4*	Employment Contract between Millard J. Younkers, Jr. and TIB Bank of the Keys **

10.5*	Employment Contract between Edward V. Lett and TIB Bank of the Keys (as amended September 24, 1996) **

10.6	Form of Director Deferred Fee Agreement**

10.7	Form of Director Split Dollar Agreement**

10.8	Form of Salary Continuation Agreement**

10.9	Form of Executive Officer Split Dollar Agreement**

21.1	Subsidiaries of the Company

23.1	Consent of BDO Seidman, LLP

99.1	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Items 3.1 through 4.1, and 10.2 through 10.5, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Number as indicated herein) to the Company’s Registration Statements (Registration Nos. 333-03499 and 333-24101) and such documents are incorporated herein by reference.

**	Represents a management contract or a compensation plan or arrangement required to be filed as an exhibit.

(b)	Reports on Form 8-K

The Company did not file any current reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2003.

TIB FINANCIAL CORP.

By:	/s/ Edward V. Lett Edward V. Lett President, CEO, & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2003.

Signature	Title

/s/ Edward V. Lett Edward V. Lett	President (Principal Executive Officer), CEO and Director

/s/ Armando J. Henriquez Dr. Armando J. Henriquez	Director

/s/ Gretchen K. Holland Gretchen K. Holland	Director

/s/ James R. Lawson James R. Lawson	Director

/s/ Thomas J. Longe Thomas J. Longe	Director

/s/ Derek D. Martin-Vegue Derek D. Martin-Vegue	Director

/s/ John G. Parks, Jr. John G. Parks, Jr.	Director

/s/ Joseph H. Roth, Jr. Joseph H. Roth, Jr.	Director

Signature	Title

/s/ Otis T. Wallace Otis T. Wallace	Director

/s/ Marvin F. Schindler Marvin F. Schindler	Director

/s/ Millard J. Younkers, Jr. Millard J. Younkers, Jr.	Director

/s/ Robert A. Zolten Robert A. Zolten	Director

/s/ David P. Johnson David P. Johnson	Chief Financial and Accounting Officer

CERTIFICATIONS

I, Edward V. Lett, President and CEO, certify that:

1.     I have reviewed this annual report on Form 10-K of TIB Financial Corp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ Edward V. Lett Edward V. Lett, President and Chief Executive Officer

I, David P. Johnson, Executive Vice President and CFO, certify that:

1.     I have reviewed this annual report on Form 10-K of TIB Financial Corp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ David P. Johnson David P. Johnson, Executive Vice President and Chief Financial Officer