Form 10-Q
period 2003-03-31
TIB FINANCIAL CORP
filed 2003-05-12
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
MARCH 31, 2003	000-21329

TIB FINANCIAL CORP

(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99451 OVERSEAS HIGHWAY, KEY LARGO, FLORIDA 33037-7808 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 305-451-4660

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes      or No X

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	4,116,325

Class	Outstanding as of May 1, 2003

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Cash and due from banks	$19,599,507	$18,397,659
Federal funds sold	47,488,000	5,672,000
Investment securities available for sale	52,514,286	55,753,890
Loans, net of deferred loan costs and fees	459,176,975	442,527,934
Less: allowance for loan losses	4,513,397	4,416,499

Loans, net	454,663,578	438,111,435
Premises and equipment, net	19,910,400	19,457,150
Goodwill	2,234,024	2,234,024
Intangible assets, net	1,905,901	1,978,918
Other assets	23,206,474	25,399,570

TOTAL ASSETS	$621,522,170	$567,004,646

LIABILITIES
Deposits:
Noninterest-bearing demand	$120,379,914	$105,199,483
Interest-bearing demand and money market	192,004,960	186,426,703
Savings	33,270,463	31,440,801
Time deposits of $100,000 or more	93,365,421	73,509,232
Other time deposits	106,988,522	86,107,232

Total Deposits	546,009,280	482,683,451
Federal Home Loan Bank advances	10,000,000	20,000,000
Short-term borrowings	5,004,201	4,578,959
Notes payable	5,250,000	5,250,000
Trust preferred securities	13,000,000	13,000,000
Other liabilities	7,502,885	7,986,159

TOTAL LIABILITIES	586,766,366	533,498,569

STOCKHOLDERS’ EQUITY
Common stock — $.10 par value: 7,500,000 shares authorized, 4,114,425 and 4,035,625 shares issued	411,443	403,563
Additional paid in capital	9,413,981	8,965,816
Retained earnings	23,758,380	23,021,698
Accumulated other comprehensive income	1,172,000	1,115,000

TOTAL STOCKHOLDERS’ EQUITY	34,755,804	33,506,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$621,522,170	$567,004,646

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,

	2003	2002

INTEREST INCOME
Loans, including fees	$7,578,275	$6,637,969
Investment securities:
U.S. Treasury securities	1,889	40,783
U.S. Government agencies and corporations	526,960	589,809
States and political subdivisions, tax-exempt	61,326	66,868
States and political subdivisions, taxable	62,977	77,865
Other investments	16,282	67,439
Interest bearing deposits in other bank	576	1,714
Federal funds sold	41,798	58,916

TOTAL INTEREST INCOME	8,290,083	7,541,363

INTEREST EXPENSE
Interest-bearing demand and money market	403,478	483,859
Savings	47,325	52,787
Time deposits of $100,000 or more	735,598	684,065
Other time deposits	793,159	850,980
Long term debt – trust preferred securities	278,976	285,517
Federal Home Loan Bank advances	68,947	98,771
Notes payable	118,618	118,618
Short-term borrowings	10,762	4,879

TOTAL INTEREST EXPENSE	2,456,863	2,579,476

NET INTEREST INCOME	5,833,220	4,961,887
PROVISION FOR LOAN LOSSES	330,000	135,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,503,220	4,826,887
OTHER INCOME
Service charges on deposit accounts	572,615	532,685
Investment securities gains, net	5,337	74,284
Merchant bank card processing income	1,378,073	1,333,336
Gain on sale of government guaranteed loans	87,470	—
Fees on mortgage loans sold	601,752	359,611
Commissions on sales by Keys Insurance Agency, Inc.	436,420	399,893
Retail investment services	86,958	89,653
Other income	345,796	351,914

TOTAL OTHER INCOME	3,514,421	3,141,376
OTHER EXPENSE
Salaries and employee benefits	3,453,621	2,744,329
Net occupancy expense	1,082,022	963,283
Other expense	2,639,429	2,423,333

TOTAL OTHER EXPENSE	7,175,072	6,130,945
INCOME BEFORE INCOME TAX EXPENSE	1,842,569	1,837,318
INCOME TAX EXPENSE	653,300	646,400

NET INCOME	$1,189,269	$1,190,918

BASIC EARNINGS PER SHARE:	$0.29	$0.30
DILUTED EARNINGS PER SHARE:	$0.28	$0.29

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Additional Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2002	$33,506,077		$23,021,698	$1,115,000	$403,563	$8,965,816
Comprehensive Income
Net Income	1,189,269	$1,189,269	1,189,269
Other comprehensive income, net of tax expense of $35,000:
Net market valuation adjustment on securities available for sale	60,331	60,331
Less: reclassification adjustment for gains included in net income	(3,331)	(3,331)

Other comprehensive income, net of tax		57,000		57,000

Comprehensive income		$1,246,269

Exercise of stock options	456,045				7,880	448,165
Cash dividends declared, $.11 per share	(452,587)		(452,587)

Balance at March 31, 2003	$34,755,804		$23,758,380	$1,172,000	$411,443	$9,413,981

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Additional Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2001	$28,672,092		$20,019,145	$36,400	$394,610	$8,221,937
Comprehensive Income
Net Income	1,190,918	$1,190,918	1,190,918
Other comprehensive income, net of tax benefit of $104,900:
Net market valuation adjustment on securities available for sale	(127,047)	(127,047)
Less: reclassification adjustment for gains included in net income	(46,353)	(46,353)

Other comprehensive income, net of tax		(173,400)		(173,400)

Comprehensive income		$1,017,518

Exercise of stock options	211,784				3,080	208,704
Cash dividends declared, $.1075 per share	(427,516)		(427,516)

Balance at March 31, 2002	$29,473,878		$20,782,547	$(137,000)	$397,690	$8,430,641

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	For the three month period ended
	March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,189,269	$1,190,918
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investments	14,959	14,262
Amortization of intangible assets	73,017	73,973
Depreciation of premises and equipment	422,842	382,082
Provision for loan losses	330,000	135,000
Deferred income tax provision (benefit)	(11,717)	(138,535)
Deferred net loan fees/costs	(35,434)	(39,194)
Investment securities (gains), net	(5,337)	(74,284)
Net gain on sale/disposal of premises and equipment	(726)	(891)
Gain on sales of government guaranteed loans, net	(87,470)	—
Gain on sale of servicing rights	—	(477)
Net proceeds received from servicing rights sale	—	36,088
Decrease in other assets	2,169,813	1,458,517
(Decrease)/increase in other liabilities	(491,943)	135,974

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,567,273	3,173,433

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(1,801,082)	(11,909,634)
Repayments of principal and maturities of investment securities available for sale	5,123,064	1,147,894
Sales of investment securities available for sale	—	3,236,250
Proceeds from sales of government guaranteed loans	2,241,119	—
Loans originated or acquired, net of principal repayments	(19,000,358)	(9,953,467)
Purchases of premises and equipment	(876,653)	(310,433)
Sales of premises and equipment	1,287	11,666

NET CASH USED IN INVESTING ACTIVITIES	(14,312,623)	(17,777,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold under agreements to repurchase	425,242	1,574,437
Net decrease in FHLB advances	(10,000,000)	(5,000,000)
Net increase in demand, money market and savings accounts	22,588,350	27,928,919
Net increase in time deposits	40,737,479	11,223,713
Proceeds from exercise of stock options	456,045	211,784
Cash dividends paid	(443,918)	(424,205)

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,763,198	35,514,648

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,017,848	20,910,357
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,069,659	21,269,909

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,087,507	$42,180,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
Interest	$3,357,811	$3,501,473
Income taxes	—	31,000

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2003. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2002.

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

NOTE 2 – INVESTMENT SECURITIES

Securities available for sale are securities which management believes may be sold prior to maturity for liquidity or other reasons and are reported at fair value, with unrealized gains and losses, net of related income taxes, reported as a separate component of stockholders’ equity. Securities held to maturity are those securities for which management has both the ability and intent to hold to maturity and are carried at amortized cost.

In June 2002, the Company transferred all investments securities in the held to maturity category with a book value totaling $18,507,916 to the available for sale category. The difference between amortized historical cost and fair value for this portfolio of $433,461 was recorded net of tax in other comprehensive income. Therefore, there were no securities classified as held-to-maturity at March 31, 2003.

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2003 and December 31, 2002 are presented below:

	March 31, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$211,641	$9,297	$—	$220,938
U.S. Government agencies and corporations	25,325,915	791,804	—	26,117,719
States and political subdivisions-tax-exempt	6,833,862	327,216	21,706	7,139,372
States and political subdivisions-taxable	3,959,047	82,618	29,718	4,011,947
Mortgage-backed securities	12,679,061	719,489	—	13,398,550
Other investments	1,625,760	—	—	1,625,760

	$50,635,286	$1,930,424	$51,424	$52,514,286

	December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury securities	$212,412	$10,978	$—	$223,390
U.S. Government agencies and corporations	28,333,379	883,621	—	29,217,000
States and political subdivisions-tax-exempt	5,171,944	382,444	—	5,554,388
States and political subdivisions-taxable	4,380,149	88,347	8,521	4,459,975

	December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities	14,382,946	430,131	—	14,813,077
Other investments	1,486,060	—	—	1,486,060

	$53,966,890	$1,795,521	$8,521	$55,753,890

Other investments consist of stock in the Independent Bankers Bank of Florida and the Federal Home Loan Bank of Atlanta.

NOTE 3 – LOANS

Loans are reported at the gross amount outstanding, reduced by net deferred loan costs and fees and an allowance for loan losses. Interest income on loans is recognized over the terms of the loans based on the unpaid daily principal amount outstanding. If the collectibility of interest appears doubtful, accrual thereof is discontinued and all unpaid interest is reversed. Loan origination fees and direct loan origination costs are deferred and recognized as an adjustment to income over the life of the related loan on a level-yield basis. Gains on sales of government guaranteed loans are recognized as income when the sales occur.

Major classifications of loans are as follows:

	March 31, 2003	December 31, 2002

Real estate mortgage loans:
Commercial	$272,975,416	$265,112,947
Residential	68,842,399	68,389,247
Farmland	439,132	442,707
Construction	16,377,591	14,892,626
Commercial loans	48,223,208	48,691,856
Consumer loans	8,658,678	9,364,144
Indirect auto dealer loans	24,867,170	16,854,612
Agricultural production and other loans to farmers	508,701	520,537
Home equity loans	17,465,527	17,475,539

Total loans	458,357,822	441,744,215
Net deferred loan costs	819,153	783,719

Loans, net of deferred loan costs	$459,176,975	$442,527,934

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

Activity in the allowance for loan losses for the three months ended March 31, 2003 and March 31, 2002 follows:

	2003	2002

Balance, January 1	$4,416,499	$3,793,842
Provision charged to expense	330,000	135,000
Loans charged off	(235,171)	—
Recoveries of loans previously charged off	2,069	4,474

Balance, March 31	$4,513,397	$3,933,316

NOTE 5 – EARNINGS PER SHARE AND COMMON STOCK

Basic earnings per share have been computed based on the weighted average number of common equivalent shares outstanding during the period. Stock options are considered to be common stock equivalents for purposes of calculating diluted earnings per share.

The reconciliation of basic earnings per share to diluted earnings per share is as follows:

	Net Earnings	Common Shares	Per Share Amount

For the three months ended March 31, 2003:
Basic earnings per common share	$1,189,269	4,050,186	$0.29
Effect of dilutive stock options	—	177,043	(0.01)

Diluted earnings per common share	$1,189,269	4,227,229	$0.28

For the three months ended March 31, 2002:
Basic earnings per common share	$1,190,918	3,952,229	$0.30
Effect of dilutive stock options	—	149,828	(0.01)

Diluted earnings per common share	$1,190,918	4,102,057	$0.29

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

Total options granted, exercised, and cancelled/expired during the three months ended March 31, 2003, were 19,500, 78,800, and 0, respectively. As of March 31, 2003, 507,905 options for shares were outstanding.

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), the Company accounts for its stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Because all options granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors for the three months ended March 31, 2003 and 2002.

The following table presents the effect on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123 for the three months ended March 31:

	2003	2002

Net income, as reported	$1,189,269	$1,190,918
Stock-based employee and director compensation expense determined under fair value basis, net of tax	23,505	14,063

Pro forma net income	$1,165,764	$1,176,855

Earnings per share:
Basic – as reported	$0.29	$0.30
Basic – pro forma	0.29	0.30
Diluted – as reported	0.28	0.29
Diluted – pro forma	0.28	0.29

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in the three months ended March 31:

	2003	2002

Dividend yield	2.8%	3.2%
Risk-free interest rate	4.0%	4.4% to 5.4%
Expected lives	9 years	9 years
Volatility	.28	.29
Weighted average fair value of options granted during year	$4.69	$3.61

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”), which addresses the accounting for and disclosures of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. In accordance with Interpretation No. 45, the Company will apply the initial recognition and measurement provisions on a prospective basis for all guarantees within the scope of Interpretation No. 45 issued or modified after December 31, 2002. The Company has determined that adoption of this statement will not have a material impact on its financial statements.

NOTE 8 — SEGMENT REPORTING

TIB Financial Corp. has three reportable segments: community banking, merchant bankcard processing, and insurance sales. The community banking segment’s business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bankcard processing segment processes credit card transactions for local merchants. The insurance agency offers a full line of commercial and residential coverage as well as life, health and annuities.

Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of operating results based upon internal accounting methods.

The results of the Company’s segments are as follows:

		Merchant	Insurance	Parent
Three months ended	Community	Bankcard	Agency	And
March 31, 2003	Banking	Processing	Sales	Other	Totals

Interest income	$8,290,083	$—	$—	$—	$8,290,083
Interest expense	2,059,269	—	—	397,594	2,456,863

Net interest income	6,230,814	—	—	(397,594)	5,833,220
Other income	1,612,970	1,378,073	436,420	86,958	3,514,421
Depreciation and amortization	469,832	11,246	13,561	1,220	495,859
Other expense	5,357,916	1,128,237	378,994	144,066	7,009,213

Pretax segment profit (loss)	$2,016,036	$238,590	$43,865	$(455,922)	$1,842,569

Segment Assets	$618,663,944	$61,652	$2,207,871	$588,703	$621,522,170

		Merchant	Insurance	Parent
Three months ended	Community	Bankcard	Agency	and
March 31, 2002	Banking	Processing	Sales	Other	Totals

Interest income	$7,532,564	$—	$—	$8,799	$7,541,363
Interest expense	2,174,668	—	—	404,808	2,579,476

Net interest income	5,357,896	—	—	(396,009)	4,961,887
Other income	1,318,494	1,333,336	399,893	89,653	3,141,376
Depreciation and amortization	431,471	10,500	12,781	1,303	456,055
Other expense	4,254,447	1,082,664	349,549	123,230	5,809,890

Pretax segment profit (loss)	$1,990,472	$240,172	$37,563	$(430,889)	$1,837,318

Segment Assets	$527,293,330	$83,849	$2,260,005	$1,016,561	$530,653,745

The Company discontinued separate reporting of its “government guaranteed loan sales and servicing” segment in 2003. This segment is now included as part of the “Community Banking” segment above.

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, the following information is presented on the Company’s goodwill and intangible assets:

Amortized Intangible Assets	Gross Carrying	Accumulated
at March 31, 2003:	Amount	Amortization	Net Book Value

Core Deposit Intangible	$2,941,234	$1,071,584	$1,869,650
Excess Servicing Fees	88,917	52,666	36,251

Total	$3,030,151	$1,124,250	$1,905,901

Intangible amortization expense totaled $73,017 for the three months ended March 31, 2003.

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2003. The components of goodwill were as follows:

	Government
	Guaranteed Loan	Insurance Agency	Investment in ERAS
	Sales and Servicing	Sales	JV (a)	Totals

Balance as of January 1, 2003 and March 31, 2003	$155,232	$2,010,211	$68,581	$2,234,024

(a)	Investment in ERAS JV is reported as “Parent and Other” in the segment reporting table in Note 8.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of TIB Financial Corp. to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company’s market area and elsewhere. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of March 31, 2003, and statement of income for the three months ended March 31, 2003.

The Company’s net income of $1,189,269 for the first quarter of 2003 was a 0.1% decrease compared to $1,190,918 for the same period last year. The $1,649 decrease in net income is attributed to the net of the following: an increase of $676,333 or 14.0%, in net interest income after provision for loan losses; an increase of $373,045, or 11.9%, in other income; an increase in other expense of $1,044,127, or 17.0%; and an increase in income tax expense of $6,900 or 1.1%. Basic and diluted earnings per share for the first quarter of 2003 were $0.29 and $0.28 respectively as compared to $0.30 and $0.29 per share in the previous year’s quarter.

Book value per share increased to $8.45 at March 31, 2003 from $8.30 at December 31, 2002. The Company paid a quarterly dividend of $0.11 per share in the first quarter of 2003 and $0.1075 per share in the first quarter of 2002.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the three months ended March 31, 2003 was 13.91% on average equity of $34,199,000, compared to 16.27% on average equity of $29,286,000 for the same period in 2002. Annualized return on average assets of $582,528,000 for the three months ended March 31, 2003 was 0.82%, compared to 0.94% on average assets of $508,007,000 for the same period in 2002.

The Company’s expansion into Southwest Florida began in 2001 with the opening of two new branch facilities. On July 16, 2001, its office on J & C Boulevard in Naples opened and is located in an industrial park and trade center. This facility is targeted to serve the small to midsize commercial customer and houses the commercial lending support offices for the area. On December 3, 2001, a full service retail branch opened in Bonita Springs and is situated in the fast growing area north of Naples in southern Lee County. On November 25, 2002, we opened our headquarters office for Southwest Florida at 599 Ninth Street North in Naples, Florida. Opening new branch facilities is dilutive to earnings in the near term but is a factor in achieving sustainable long-term growth.

Net interest income is one measurement of how management has balanced the Company’s interest rate sensitive assets and liabilities. The Company’s net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, interest bearing deposits in other banks, and investment securities. The Company’s interest-bearing liabilities include its deposits, federal funds purchased, notes payable related to Company shares repurchased, trust preferred securities, advances from the Federal Home Loan Bank, and other short-term borrowings. Net interest income increased $871,333, or 17.6%, to $5.8 million, in the three months ended March 31, 2003 as compared to the same period last year. The prime rate as published in the Wall Street Journal began 2002 at 4.75% and by November 2002 it had declined to 4.25%. Many of the Bank’s loans are indexed to this floating rate which has been stable at 4.25% since November 2002. The lower level of prime rate in the first quarter of 2003 compared to the comparative quarter in 2002 did result in a lower average yield in the loan portfolio, however, increased volumes more than compensated for this allowing for the reported increase in interest income. In addition to this increase in interest income, the Company has been able to reprice maturing high-rate certificates of deposit and other funding sources resulting in a reduction in interest expense compared to the prior year. The average yield on interest earning assets for the first three months of 2003 was 6.47% which was a decrease of 28 basis points compared to the 6.75% yield earned during the first three months of 2002. The average cost of interest bearing deposits declined 41 basis points from 2.45% during the first three months of 2002 to 2.04% for the comparable period in 2003, and the rate of all interest bearing liabilities decreased 43 basis points, from 2.73% in 2002 to 2.30% in 2003. The Company’s net interest margin increased to 4.56% in the first three months of 2003 compared to 4.45% in the first three months of 2002.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2003 and March 31, 2002.

		2003			2002

	AVERAGE	INCOME/	YIELDS	AVERAGE	INCOME/	YIELDS
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES

Interest-earning assets:
Loans (1)(2)	$452,579	$7,579	6.79%	$384,315	$6,644	7.01%
Investment securities — taxable	48,931	608	5.04%	50,908	776	6.18%
Investment securities — tax exempt (2)	5,382	93	7.00%	5,596	101	7.34%
Interest bearing deposits in other banks	154	1	1.51%	406	2	1.71%
Federal funds sold	14,644	42	1.16%	14,263	59	1.68%

Total interest-earning assets	521,690	8,323	6.47%	455,488	7,582	6.75%

Non-interest-earning assets:
Cash and due from banks	16,120			13,875
Investment in ERAS	124			255
Premises and equipment, net	18,340			17,559
Allowances for loan losses	(4,447)			(3,841)
Other assets	30,701			24,671

Total non-interest earning assets	60,838			52,519

Total assets	$582,528			$508,007

Interest-bearing liabilities:
Interest bearing deposits:
NOW accounts	$53,796	58	0.44%	$49,987	71	0.57%
Money market	130,597	345	1.07%	128,584	412	1.30%
Savings deposits	32,198	47	0.60%	27,826	53	0.77%
Other time deposits	176,583	1,529	3.51%	136,960	1,535	4.55%

Total interest-bearing deposits	393,174	1,979	2.04%	343,357	2,071	2.45%
Other interest-bearing liabilities:
Notes payable	5,250	119	9.16%	5,250	119	9.16%
Short-term borrowings and FHLB advances	22,419	80	1.44%	21,555	104	1.95%
Trust preferred securities	13,000	279	8.70%	13,000	285	8.91%

Total interest-bearing liabilities	433,843	2,457	2.30%	383,162	2,579	2.73%

Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	107,180			90,105
Other liabilities	7,306			5,454
Stockholders’ equity	34,199			29,286

Total non-interest bearing liabilities and stockholders’ equity	148,685			124,845

Total liabilities and stockholders’ equity	$582,528			$508,007

Interest rate spread			4.17%			4.02%

Net interest income		$5,866			$5,003

Net interest margin (3)			4.56%			4.45%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2003 compared to 2002 (1)
	Due to changes in

			Net
(In thousands)	Average	Average	Increase
INTEREST INCOME	Volume	Rate	(Decrease)

Loans (2)	$2,231	$(1,296)	$935
Investment Securities (2)	(33)	(143)	(176)
Interest bearing deposits in other banks	(1)	—	(1)
Federal Funds sold	10	(27)	(17)

Total interest income	2,207	(1,466)	741

INTEREST EXPENSE
NOW Accounts	30	(43)	(13)
Money Market	42	(109)	(67)
Savings deposits	37	(43)	(6)
Other time deposits	1,588	(1,594)	(6)
Notes payable	—	—	—
Trust preferred securities	—	(6)	(6)
Short-term borrowings and FHLB advances	26	(50)	(24)

Total interest expense	1,723	(1,845)	(122)

Change in net interest income	$484	$379	$863

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(2)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Based on management’s evaluation of specific loans and inherent losses within the loan portfolio and other factors, the provision for loan losses was $330,000 for the first quarter of 2003 as compared to $135,000 for the first quarter of 2002. Gross charged off loans for the first quarter of 2003 were $235,171 with recoveries of $2,069, compared to $0 in charge offs and $4,474 in recoveries in the first quarter of 2002. $120,000 of the current year charge off relates to one commercial loan. The allowance for loan losses amounted to $4,513,397 and $4,416,499 at March 31, 2003 and December 31, 2002, respectively.

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

Based on an analysis performed by management at March 31, 2003, the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans and other real estate. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired if it is in a nonaccruing status. Non-performing assets for the periods ended March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	December 31, 2002

Loans on nonaccrual	$206,176	$545,523
Loans 90 days past due (a)	—	—
Other real estate owned (b)	508,190	550,000
Other assets (b)	2,456,445	2,519,022

Total non-performing assets	$3,170,811	$3,614,545

Percentage of non-performing assets to total loans (c)	0.69%	0.81%

(a)	Loans 90 days past due exclude loans on nonaccrual that are reported separately.

(b)	The Bank has made a loan originally totaling $10,000,000 to construct a lumber mill in northern Florida. Of this amount, $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At December 31, 2000, the loan was past due greater than 90 days but was still maintained as an accruing loan because of the USDA guarantee and collateral value. During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral.

The Bank has capitalized liquidation costs and protective advances which they expect will be fully reimbursed by the USDA. The Bank has sold certain pieces of equipment associated with the lumber mill property. Proceeds from these sales were used to reduce the other real estate amount and liquidation cost amounts recorded on the Bank’s books. Other real estate recorded on the Bank’s books totaled $508,190 and $550,000 at March 31, 2003 and December 31, 2002, respectively. The non guaranteed principal and interest ($1,961,000 at March 31, 2003 and December 31, 2002) and the capitalized liquidation costs and protective advance costs totaling approximately $495,000 and $558,000 at March 31, 2003 and December 31, 2002, respectively are included as “other assets” in the table above.

The portion of this loan guaranteed by the USDA was approximately $1.6 million at March 31, 2003 and December 31, 2002, and is accruing interest. Accrued interest on this loan totals approximately $526,000 and $505,000 at March 31, 2003 and December 31, 2002, respectively. Under the USDA program, eligible portions of both principal and interest are covered under the USDA guarantee. Management believes the present value of all assets pledged as collateral for this loan exceeds the unpaid amount.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. The Bank was awarded title to the property on June 12, 2001, and, therefore, the time constraints imposed by Florida law required that the personal property be disposed of or charged off by December 2001. The Bank applied to the State of Florida for an extension to carry the repossessed personal property on the Bank’s books. The Florida Department of Financial Services granted an extension to the Bank to carry the personal property on its books until December 11, 2002. The Department has since extended this to June 11, 2003. There is no assurance that an extension will be granted for any additional periods, and, therefore, the possibility exists that the non guaranteed principal and interest totaling $1,961,000 at March 31, 2003, may need to be charged off for regulatory purposes in June 2003 if the property has not yet been liquidated. Since we believe this amount is ultimately realizable, we do not anticipate that this amount will be required to be written off for financial statement purposes under generally acceptable accounting principles. Even if the amount was required to be charged off for regulatory purposes on March 31, 2003, the Bank and

Company would have remained well capitalized under the capital adequacy guidelines established by the federal bank regulators as of that date.

(c)	For the purpose of this computation, total loans include other real estate owned and other assets.

Other income increased $373,045 to $3,514,421 for the three month period ended March 31, 2003 from $3,141,376 in the comparable period last year. The 11.9% increase in non interest income is attributable to an increase of $39,930 in service charges on deposit accounts; an increase of $44,737 in merchant bank card processing income; a $87,470 increase in gain on sale of government guaranteed loans; a $242,141 increase in fees on mortgage loans sold; a $36,527 increase in commissions on sales by Keys Insurance; offset by a $68,947 decrease in net investment security gains; a $2,695 decrease in retail investment services and a $6,118 decrease in other income. The increases in merchant bank card, commissions on sales by Keys Insurance and fees on mortgage loans sold are primarily a result of volume increases. The net gain from the sale of securities will vary based upon the sales and calls of the individual securities in the investment portfolio. In the first quarter of 2002, the Company sold two corporate securities which netted a gain of approximately $65,000.

Other expense increased $1,044,127 or 17.0% to $7,175,072 in the first three months of 2003 as compared to the prior year period. The increase in non interest expense is attributable to salaries and employee benefits increasing $709,292, net occupancy expense increasing $118,739, and other expense increasing $216,096. A significant portion of these increases are a result of the continuing expansion in the Southwest Florida market. The Bank added two new locations in the second half of 2001 and one new location was added in the fourth quarter of 2002. The addition of these facilities and their continued growth has caused the Bank to hire additional personnel and incur additional operating costs.

Total assets at March 31, 2003 were $621,522,170, up 9.6% from total assets of $567,004,646 at December 31, 2002. Loans net of deferred loan costs increased $16,649,041 to $459,176,975 for the first three months of 2003 from year end 2002. Also, in the same period, federal funds sold increased $41,816,000, and investment securities decreased $3,239,604. Asset growth was primarily funded by an increase in deposits of $63,325,829, or 13.1%. At March 31, 2003, the Company had $5,004,201 in short-term borrowings compared to $4,578,959 at December 31, 2002. Short-term borrowings consist of securities sold under agreements to repurchase and Treasury tax deposits. Advances from the Federal Home Loan Bank totaled $10 million at March 31, 2003 as compared to $20 million at December 31, 2002.

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

In furtherance of our efforts to generate higher relative yielding assets, the Bank began a program to acquire indirect automobile loans. After significant study, we began in April 2002 to put together a department that we feel could safely acquire and service this type of product. We predominately buy loans from auto dealers in southwest Florida and they are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. By the end of 2002, we were buying approximately $4 million per month of indirect automobile paper and as of March 31, 2003, we had approximately $24.9 million of indirect loans outstanding.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at March 31, 2003 and December 31, 2002:

	Well	Adequately
	Capitalized	Capitalized	March 31, 2003	December 31, 2002
	Requirement	Requirement	Actual	Actual

Tier 1 Capital (to Average Assets)
Consolidated	>5%	>4%	7.1%	7.1%
Bank	>5%	>4%	8.1%	8.3%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	>6%	>4%	8.3%	8.3%
Bank	>6%	>4%	9.5%	9.8%
Total Capital (to Risk Weighted Assets)
Consolidated	>10%	>8%	10.6%	10.9%
Bank	>10%	>8%	10.4%	10.8%

Management believes, as of March 31, 2003, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital a portion of the trust preferred securities that were issued in September 2000 and July 2001.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. The Company manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $86.6 million at March 31, 2003, under which $10 million was outstanding. Any advances are secured by the Bank’s one-to-four family residential mortgage loans.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2003, total commitments to extend credit were approximately $56.9 million in unfunded loan commitments.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At March 31, 2003, commitments under standby letters of credit aggregated approximately $2.1 million.

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

The Company believes the likelihood of the unfunded loan commitments and unfunded letters of credit either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, we have available borrowing capacity from various sources as discussed in the “Liquidity” section above.

RATE SENSITIVITY

The Company’s interest rate sensitivity position at March 31, 2003 is presented in the table below:

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or less	Months	Months	years	Years	Total

Interest-earning assets:
Loans	$203,501	$29,270	$36,511	$121,165	$67,911	$458,358
Investment securities-taxable	7,647	—	10,269	10,946	16,513	45,375
Investment securities-tax exempt	—	128	238	1,250	5,523	7,139
Federal funds sold	47,488	—	—	—	—	47,488
Interest bearing deposit in other bank	138	—	—	—	—	138

Total interest-bearing assets	258,774	29,398	47,018	133,361	89,947	558,498

Interest-bearing liabilities:
NOW accounts (A)	23,520	—	—	—	35,280	58,800
Money Market	133,205	—	—	—	—	133,205
Savings Deposits (B)	—	—	33,270	—	—	33,270
Other time deposits	34,451	27,894	34,921	103,088	—	200,354
Notes payable	—	—	—	—	5,250	5,250
Trust preferred securities	5,000	—	—	—	8,000	13,000
Other borrowings	15,004	—	—	—	—	15,004

Total interest-bearing liabilities	211,180	27,894	68,191	103,088	48,530	458,883

Interest sensitivity gap	$47,594	$1,504	$(21,173)	$30,273	$41,417	$99,615

Cumulative interest sensitivity gap	$47,594	$49,098	$27,925	$58,198	$99,615	$99,615

Cumulative sensitivity ratio	8.5%	8.8%	5.0%	10.4%	17.8%	17.8%

(A)	40% of outstanding balance considered repriceable immediately and 60% repriceable in the furthest time period.

(B)	Savings Deposits considered repriceable in the one year time horizon.

The Company is cumulatively asset sensitive in each of the timeframes above. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Therefore, to include the entire balance of these liability accounts in the earliest repricing period would be unrealistic. To compensate for the fact that changes in general market interest rates will not be fully reflected in changes in NOW rates, only 40% of NOW balances are included as immediately rate sensitive based on the Company’s own and industry repricing experience. Also, passbook savings will not reprice as quickly as market rates and therefore the repricing of savings deposits is included in the 7 to 12 month repricing period, based on the Company’s repricing experience. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Accordingly, if market interest rates should decrease, the net interest margin would decrease. Conversely, if rates increase the net interest margin would over time increase and this is particularly true over longer time horizons since the Company has more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, the $27.9 million one year cumulative positive sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company’s policy to maintain its cumulative one year gap ratio in the –20% to +10% range. At March 31, 2003, the Company was within this range with a one year cumulative sensitivity ratio of 5.0%.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All financial institutions have financial instruments which are subject to market risk comprised of interest rate risk, foreign currency exchange rate risk, commodity price risk and other relevant market risks, such as equity price risks. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of March 31, 2003 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, the Company has been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7.0% floor. The Company currently has in excess of $136 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First, this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does constrain income gains in a rising rate market. In general, having this significant amount of loans at their floors reduces the Company’s overall rate sensitivity.

The Company attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

(Dollars in thousands)	Interest Rates Decrease		Interest Rates	Interest Rates Increase
	200 BP	100 BP	Remain Constant	100 BP	200BP

2003 Interest Income	$31,874	$34,152	$36,631	$38,903	$41,508
2003 Interest Expense	7,104	8,210	10,257	12,652	15,047

Net Interest Income	24,770	25,942	26,374	26,251	26,461

Change in net income after tax vs constant rates	$(1,001)	$(270)		$(77)	$54

Part II.     OTHER INFORMATION

Item 4.     CONTROLS AND PROCEDURES

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

Changes in internal controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer; including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 99.1 — Report of Independent Certified Public Accountants

(b)	Exhibit 99.2 — Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

(c)	Exhibit 99.3 — Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
(d)	On February 26, 2003, the Company issued a press release announcing certain financial results and additional information.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.

Date:	May 9, 2003	/s/ Edward V. Lett Edward V. Lett President and Chief Executive Officer

/s/ David P. Johnson David P. Johnson Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Edward V. Lett, President and CEO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TIB Financial Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003

/s/ Edward V. Lett Edward V. Lett, President and Chief Executive Officer

I, David P. Johnson, Executive Vice President and CFO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TIB Financial Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 9, 2003

/s/ David P. Johnson David P. Johnson, Executive Vice President and Chief Financial Officer