Form 10-Q
period 2003-06-30
TIB FINANCIAL CORP
filed 2003-08-08
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
JUNE 30, 2003	000-21329

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

99451 OVERSEAS HIGHWAY, KEY LARGO, FLORIDA 33037-7808

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 305-451-4660

Not Applicable

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No  [  ]

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] or No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	4,408,078

Class	Outstanding as of August 1, 2003

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Cash and due from banks	$20,579,417	$18,397,659
Federal funds sold	45,884,000	5,672,000
Investment securities available for sale	47,395,911	54,267,830
Loans, net of deferred loan costs and fees	474,404,421	442,527,934
Less: allowance for loan losses	4,554,539	4,272,499

Loans, net	469,849,882	438,255,435
Premises and equipment, net	21,031,358	19,457,150
Goodwill	2,165,443	2,234,024
Intangible assets, net	1,832,982	1,978,918
Accrued interest receivable and other assets	24,463,898	26,885,630

TOTAL ASSETS	$633,202,891	$567,148,646

LIABILITIES
Deposits:
Noninterest-bearing demand	$120,233,181	$105,199,483
Interest-bearing demand and money market	186,857,609	186,426,703
Savings	35,536,704	31,440,801
Time deposits of $100,000 or more	100,483,994	73,509,232
Other time deposits	109,738,103	86,107,232

Total Deposits	552,849,591	482,683,451
Federal Home Loan Bank advances	10,000,000	20,000,000
Short-term borrowings	5,254,988	4,578,959
Notes payable	5,250,000	5,250,000
Trust preferred securities	13,000,000	13,000,000
Accrued interest payable and other liabilities	6,494,533	8,130,159

TOTAL LIABILITIES	592,849,112	533,642,569

STOCKHOLDERS’ EQUITY
Common stock - $.10 par value: 7,500,000 shares authorized, 4,407,578 and 4,035,625 shares issued	440,758	403,563
Additional paid in capital	13,843,020	8,965,816
Retained earnings	24,559,001	23,021,698
Accumulated other comprehensive income	1,511,000	1,115,000

TOTAL STOCKHOLDERS’ EQUITY	40,353,779	33,506,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$633,202,891	$567,148,646

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

INTEREST INCOME
Loans, including fees	$7,697,976	$6,781,175	$15,276,251	$13,419,144
Investment securities:
U.S. Treasury securities	1,910	41,176	3,799	81,959
U.S. Government agencies and corporations	442,108	626,966	969,068	1,216,775
States and political subdivisions, tax-exempt	82,898	66,084	144,224	132,952
States and political subdivisions, taxable	61,819	98,396	124,796	176,261
Other investments	—	—	—	46,447
Interest bearing deposits in other bank	370	1,354	946	3,068
Federal Home Loan Bank Stock	13,801	19,909	30,083	40,901
Federal funds sold	151,514	92,142	193,312	151,058

TOTAL INTEREST INCOME	8,452,396	7,727,202	16,742,479	15,268,565

INTEREST EXPENSE
Interest-bearing demand and money market	382,560	487,045	786,038	970,904
Savings	50,556	58,312	97,881	111,099
Time deposits of $100,000 or more	822,982	656,414	1,558,580	1,340,479
Other time deposits	868,270	815,376	1,661,429	1,666,356
Long term debt – trust preferred securities	277,553	285,049	556,529	570,566
Federal Home Loan Bank advances	33,061	99,697	102,008	198,468
Notes payable	119,931	119,931	238,549	238,549
Short-term borrowings	9,973	7,647	20,735	12,526

TOTAL INTEREST EXPENSE	2,564,886	2,529,471	5,021,749	5,108,947

NET INTEREST INCOME	5,887,510	5,197,731	11,720,730	10,159,618
PROVISION FOR LOAN LOSSES	258,000	129,000	588,000	266,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,629,510	5,068,731	11,132,730	9,893,618
OTHER INCOME
Service charges on deposit accounts	585,574	544,897	1,158,189	1,077,582
Investment securities gains, net	—	63,843	5,337	138,127
Merchant bank card processing income	1,220,825	1,126,508	2,598,898	2,459,844
Gain on sale of government guaranteed loans	—	23,179	87,470	23,179
Fees on mortgage loans sold	608,888	313,767	1,210,640	673,378
Commissions on sales by Keys Insurance Agency, Inc.	541,398	534,820	977,818	934,713
Retail investment services	99,293	41,766	186,251	131,419
Gain on sale of investment in ERAS Joint Venture (Note 2)	202,393	—	202,393	—
Other income	371,215	340,756	717,011	692,670

TOTAL OTHER INCOME	3,629,586	2,989,536	7,144,007	6,130,912
OTHER EXPENSE
Salaries and employee benefits	3,379,959	2,874,436	6,833,580	5,618,765
Net occupancy expense	1,141,742	961,852	2,223,764	1,925,135

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Other expense	2,768,041	2,534,013	5,407,470	4,955,346

TOTAL OTHER EXPENSE	7,289,742	6,370,301	14,464,814	12,499,246

INCOME BEFORE INCOME TAX EXPENSE	1,969,354	1,687,966	3,811,923	3,525,284
INCOME TAX EXPENSE	683,900	586,400	1,337,200	1,232,800

NET INCOME	$1,285,454	$1,101,566	$2,474,723	$2,292,484

BASIC EARNINGS PER SHARE:	$0.31	$0.28	$0.60	$0.58
DILUTED EARNINGS PER SHARE:	$0.30	$0.27	$0.58	$0.56

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Additional Paid
	Total	Income	Earnings	Income (Loss)	Stock	in Capital

Balance at March 31, 2003	$34,755,804		$23,758,380	$1,172,000	$411,443	$9,413,981
Comprehensive Income
Net Income	1,285,454	$1,285,454	1,285,454
Other comprehensive income, net of tax expense of $204,000:
Net market valuation adjustment on securities available for sale	339,000	339,000
Less: reclassification adjustment for gains included in net income		—

Other comprehensive income, net of tax		339,000		339,000

Comprehensive income		$1,624,454

Exercise of stock options	114,291				1,250	113,041
Private Placement of 280,653 common shares	4,344,063				28,065	4,315,998
Cash dividends declared, $.11 per share	(484,833)		(484,833)

Balance at June 30, 2003	$40,353,779		$24,559,001	$1,511,000	$440,758	$13,843,020

				Accumulated
				Other
		Comprehensive	Retained	Comprehensive	Common	Additional Paid
	Total	Income	Earnings	Income (Loss)	Stock	in Capital

Balance at March 31, 2002	$29,473,878		$20,782,547	$(137,000)	$397,690	$8,430,641
Comprehensive Income
Net Income	1,101,566	$1,101,566	1,101,566
Other comprehensive income, net of tax benefit of $240,200:
Unrealized holding gain on securities transferred into the available for sale category from the held to maturity category	270,480	270,480
Net market valuation adjustment on securities available for sale	516,358	516,358
Less: reclassification adjustment for gains included in net income	(39,838)	(39,838)

Other comprehensive income, net of tax		747,000		747,000

Comprehensive income		$1,848,566

Exercise of stock options	131,244				1,690	129,554
Income tax benefit from stock options exercised	3,025					3,025
Cash dividends declared, $.1075 per share	(429,335)		(429,335)

Balance at June 30, 2002	$31,027,378		$21,454,778	$610,000	$399,380	$8,563,220

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other		Additional
		Comprehensive	Retained	Comprehensive	Common	Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2002	$33,506,077		$23,021,698	$1,115,000	$403,563	$8,965,816
Comprehensive Income
Net Income	2,474,723	$2,474,723	2,474,723
Other comprehensive income, net of tax expense of $239,000:
Net market valuation adjustment on securities available for sale	399,331	399,331
Less: reclassification adjustment for gains included in net income	(3,331)	(3,331)

Other comprehensive income, net of tax		396,000		396,000

Comprehensive income		$2,870,723

Exercise of stock options	570,336				9,130	561,206
Private Placement of 280,653 common shares	4,344,063				28,065	4,315,998
Cash dividends declared, $.22 per share	(937,420)		(937,420)

Balance at June 30, 2003	$40,353,779		$24,559,001	$1,511,000	$440,758	$13,843,020

				Accumulated
				Other		Additional
		Comprehensive	Retained	Comprehensive	Common	Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2001	$28,672,092		$20,019,145	$36,400	$394,610	$8,221,937
Comprehensive Income
Net Income	2,292,484	$2,292,484	2,292,484
Other comprehensive income, net of tax benefit of $345,100:
Unrealized holding gain on securities transferred into the available for sale category from the held to maturity category	270,480	270,480
Net market valuation adjustment on securities available for sale	389,311	389,311
Less: reclassification adjustment for gains included in net income	(86,191)	(86,191)

Other comprehensive income, net of tax		573,600		573,600

Comprehensive income		$2,866,084

Exercise of stock options	343,028				4,770	338,258
Income tax benefit from stock options exercised	3,025					3,025
Cash dividends declared, $.215 per share	(856,851)		(856,851)

Balance at June 30, 2002	$31,027,378		$21,454,778	$610,000	$399,380	$8,563,220

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	For the six month period ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,474,723	$2,292,484
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investments	31,594	44,394
Amortization of intangible assets	145,936	147,369
Depreciation of premises and equipment	862,091	753,870
Provision for loan losses	588,000	266,000
Deferred income tax provision (benefit)	(213,073)	(108,952)
Deferred net loan fees/costs	(501,610)	(77,344)
Investment securities gains, net	(5,337)	(138,127)
Net (gain) loss on sale/disposal of premises and equipment	(923)	545
Gain on sale of investment in ERAS JV	(202,393)	—
Gain on sales of government guaranteed loans, net	(87,470)	(23,179)
Loss on sale of servicing rights	—	2,532
Mortgage loans originated for sale	(59,191,527)	(29,583,519)
Proceeds from sale of mortgage loans	60,402,167	30,256,897
Fees on mortgage loans sold	(1,210,640)	(673,378)
Decrease in accrued interest receivable and other assets	2,139,012	1,880,232
Decrease in accrued interest payable and other liabilities	(1,676,541)	(23,722)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,554,009	5,016,102

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(4,390,774)	(19,194,484)
Repayments of principal and maturities of investment securities available for sale	12,072,536	3,749,705
Sales of investment securities available for sale	—	12,025,792
Proceeds from sales of government guaranteed loans	2,241,119	—
Loans originated or acquired, net of principal repayments	(33,834,486)	(22,012,027)
Net proceeds received from servicing rights sale	—	33,079
Proceeds from sale of investment in ERAS JV	326,667	—
Purchases of premises and equipment	(2,437,413)	(999,233)
Sales of premises and equipment	2,037	11,756

NET CASH USED IN INVESTING ACTIVITIES	(26,020,314)	(26,385,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold under agreements to repurchase	676,029	2,250,600
Net decrease in FHLB advances	(10,000,000)	(5,000,000)
Net increase in demand, money market and savings accounts	19,560,507	27,075,981
Net increase in time deposits	50,605,633	18,100,348
Proceeds from exercise of stock options	570,336	343,028
Proceeds from private placement of common stock	4,344,063	—
Cash dividends paid	(896,505)	(851,723)

NET CASH PROVIDED BY FINANCING ACTIVITIES	64,860,063	41,918,234

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,393,758	20,548,924
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,069,659	21,269,909

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,463,417	$41,818,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
Interest	$5,662,160	$6,024,655
Income taxes	1,775,000	1,441,000

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION & ACCOUNTING POLICIES

TIB Financial Corp. is a financial holding company headquartered in Key Largo, Florida. TIB Financial Corp. owns and operates TIB Bank of the Keys, which has a total of fourteen branches in Florida that are located in Monroe, Miami-Dade, Collier and Lee counties.

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. For further information and an additional description of the Company’s accounting policies, refer to the Company’s annual report for the year ended December 31, 2002.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank of the Keys, TIB Software and Services, Inc., TIBFL Statutory Trust I, TIBFL Statutory Trust II, and Keys Insurance Agency, Inc. and the Bank’s two subsidiaries, TIB Government Loan Specialists, Inc. and TIB Investment Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported on have been reclassified to conform to the current period presentation.

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning), and the term “Bank” means TIB Bank of the Keys and its subsidiaries (unless the context indicates another meaning).

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued two new accounting standards, Statement 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, both of which generally become effective in the quarter beginning July 1, 2003. Management has determined that adoption of these new statements will not have a material impact on its financial statements.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations. Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the 2002 Annual Report and 10-K, Note 5 below and the “Non-Performing Assets” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

NOTE 2 – ACQUISITIONS AND DIVESTITURES

On October 31, 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. from a Company director. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) has three offices in the Florida Keys and one office in Naples. Keys Insurance Agency, Inc. offers a full line of commercial and residential hazard insurance coverage as well as life and health insurance and annuities. Total consideration paid at closing for the agency was $1,870,000. This was comprised of $220,000 in the Company’s common stock and $1,650,000 in cash paid at closing. Under the purchase agreement, annual cash payments of $110,000 are to be made following each of the first three anniversaries of the closing date, subject to the agency achieving certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2001 or 2002.

On September 25, 2001, Keys Insurance Agency, Inc. purchased BonData Group Limited, Inc., a Ft. Myers, Florida based insurance agency specializing in surety bond underwriting and placement. Total consideration paid at closing for the agency was $273,000. This was comprised of approximately $68,000 in the Company’s common stock and approximately $205,000 in cash. Under the purchase agreement, annual cash payments of $24,000 are to be made following each of the first two anniversaries of the closing date, subject to the agency achieving certain earning thresholds. Any of this additional consideration that is paid at the end of each contingency period, will at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2002.

On May 29, 2003, TIB Software & Services sold its remaining interest in ERAS Joint Venture for $326,667. The Company recognized a pretax gain of approximately $202,000 on the transaction.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2003 and December 31, 2002 are presented below:

	June 30, 2003

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$210,859	$14,203	$—	$225,062
U.S. Government agencies and corporations	21,461,078	833,951	—	22,295,029
States and political subdivisions-tax-exempt	8,278,204	500,176	20,290	8,758,090
States and political subdivisions-taxable	3,958,536	156,744	—	4,115,280
Mortgage-backed securities	11,065,235	937,215	—	12,002,450

	$44,973,912	$2,442,289	$20,290	$47,395,911

	December 31, 2002

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$212,412	$10,978	$—	$223,390
U.S. Government agencies and corporations	28,333,379	883,621	—	29,217,000
States and political subdivisions-tax-exempt	5,171,944	382,444	—	5,554,388
States and political subdivisions-taxable	4,380,149	88,347	8,521	4,459,975
Mortgage-backed securities	14,382,946	430,131	—	14,813,077

	$52,480,830	$1,795,521	$8,521	$54,267,830

NOTE 4 – LOANS

Major classifications of loans are as follows:

	June 30, 2003	December 31, 2002

Real estate mortgage loans:
Commercial	$283,346,832	$265,112,947
Residential	62,441,884	68,389,247
Farmland	1,434,263	442,707
Construction	13,006,908	14,892,626
Commercial and agricultural loans	48,791,182	49,212,393
Consumer loans	9,486,886	9,364,144
Indirect auto dealer loans	39,213,964	16,854,612
Home equity loans	15,397,172	17,475,539

Total loans	473,119,091	441,744,215
Net deferred loan costs	1,285,330	783,719

Loans, net of deferred loan costs	$474,404,421	$442,527,934

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the six months ended June 30, 2003 and June 30, 2002 follows:

	2003	2002

Balance, January 1	$4,272,499	$3,674,842
Provision charged to expense	588,000	266,000
Loans charged off	(319,980)	(213,970)
Recoveries of loans previously charged off	14,020	13,691

Balance, June 30	$4,554,539	$3,740,563

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, the following information is presented on the Company’s goodwill and intangible assets:

Amortized Intangible Assets	Gross Carrying	Accumulated	Net Book
at June 30, 2003:	Amount	Amortization	Value

Core Deposit Intangible	$2,941,234	$1,142,576	$1,798,658
Servicing Rights	88,917	54,593	34,324

Total	$3,030,151	$1,197,169	$1,832,982

Intangible amortization expense totaled $145,936 for the six months ended June 30, 2003.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows:

	Government
	Guaranteed Loan
	Sales and	Insurance	Investment in
	Servicing	Agency Sales	ERAS JV (a)	Totals

Balance as of January 1, 2003	$155,232	$2,010,211	$68,581	$2,234,024
Write off of goodwill associated with sale of remaining interest of Investment in ERAS JV	—	—	(68,581)	(68,581)

Balance as of June 30, 2003	$155,232	$2,010,211	$—	$2,165,443

(a)	Investment in ERAS JV is reported as “Parent and Other” in the segment reporting table in Note 10.

NOTE 7 – EARNINGS PER SHARE AND COMMON STOCK

The reconciliation of basic earnings per share to diluted earnings per share is as follows:

	Net Earnings	Common Shares	Per Share Amount

For the three months ended June 30, 2003:
Basic earnings per common share	$1,285,454	4,152,481	$0.31
Effect of dilutive stock options	—	159,875	(0.01)

Diluted earnings per common share	$1,285,454	4,312,356	$0.30

For the three months ended June 30, 2002:
Basic earnings per common share	$1,101,566	3,981,945	$0.28
Effect of dilutive stock options	—	165,142	(0.01)

Diluted earnings per common share	$1,101,566	4,147,087	$0.27

For the three months ended June 30, 2003 and 2002, 1,923 and 16,352 shares under option, respectively, were excluded from the diluted earning per share calculation as their effect was anti-dilutive.

	Net Earnings	Common Shares	Per Share Amount

For the six months ended June 30, 2003:
Basic earnings per common share	$2,474,723	4,101,616	$0.60
Effect of dilutive stock options	—	169,084	(0.02)

Diluted earnings per common share	$2,474,723	4,270,700	$0.58

For the six months ended June 30, 2002:
Basic earnings per common share	$2,292,484	3,967,169	$0.58
Effect of dilutive stock options	—	155,913	(0.02)

Diluted earnings per common share	$2,292,484	4,123,082	$0.56

For the six months ended June 30, 2003 and 2002, 967 and 152,656 shares under option, respectively, were excluded from the diluted earning per share calculation as their effect was anti-dilutive.

NOTE 8 – STOCK BASED COMPENSATION

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

Total options granted, exercised, and cancelled/expired during the six months ended June 30, 2003, were 24,500, 91,300, and 3,800, respectively. As of June 30, 2003, 496,605 options for shares were outstanding.

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), the Company accounts for its stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Because all options granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors for the six months ended June 30, 2003 and 2002.

The following tables present the effect on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

FOR THE THREE MONTHS ENDED JUNE 30,	2003	2002

Net income, as reported	$1,285,454	$1,101,566
Less: Stock-based employee and director compensation expense determined under fair value basis, net of tax	44,435	49,423

Pro forma net income	$1,241,019	$1,052,143

Earnings per share:
Basic – as reported	$0.31	$0.28
Basic – pro forma	0.30	0.26
Diluted – as reported	0.30	0.27
Diluted – pro forma	0.29	0.25

FOR THE SIX MONTHS ENDED JUNE 30,	2003	2002

Net income, as reported	$2,474,723	$2,292,484
Less: Stock-based employee and director compensation expense determined under fair value basis, net of tax	67,940	63,486

Pro forma net income	$2,406,783	$2,228,998

Earnings per share:

FOR THE SIX MONTHS ENDED JUNE 30,	2003	2002

Basic – as reported	$0.60	$0.58
Basic – pro forma	0.59	0.56
Diluted – as reported	0.58	0.56
Diluted – pro forma	0.56	0.54

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in the six months ended June 30:

	2003	2002

Dividend yield	2.8%	3.2%
Risk-free interest rate	4.0%	5.2%
Expected lives	9 years	9 years
Volatility	.29	.29
Weighted average fair value of options granted during year	$5.03	$3.67

NOTE 9 - CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 2003 and December 31, 2002:

	Well	Adequately
	Capitalized	Capitalized	June 30, 2003	December 31, 2002
	Requirement	Requirement	Actual	Actual

Tier 1 Capital (to Average Assets)
Consolidated	≥5%	≥4%	7.5%	7.1%
Bank	≥5%	≥4%	8.4%	8.3%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	≥6%	≥4%	9.1%	8.3%
Bank	≥6%	≥4%	10.1%	9.8%
Total Capital (to Risk Weighted Assets)
Consolidated	≥10%	≥8%	11.2%	10.9%
Bank	≥10%	≥8%	11.1%	10.8%

Management believes, as of June 30, 2003, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital a portion of the trust preferred securities that were issued in September 2000 and July 2001.

In June 2003, the Company completed a private placement of 280,653 shares of its common stock to residents of Monroe County, Southwest Florida and Homestead/Florida City. The shares also were purchased by three members of the Company’s Board of Directors and an executive officer. The private placement raised approximately $4.3 million in capital at a sales price of $15.64 per share which was priced at 95% of the average closing bid price for the shares during the five consecutive trading days ending on the fifth business day prior to the commencement of the offering.

NOTE 10 - SEGMENT REPORTING

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

The results of the Company’s segments are as follows:

		Merchant	Insurance	Parent
Three months ended	Community	Bankcard	Agency	And
June 30, 2003	Banking	Processing	Sales	Other	Totals

Interest income	$8,452,396	$—	$—	$—	$8,452,396
Interest expense	2,167,402	—	—	397,484	2,564,886

Net interest income	6,284,994	—	—	(397,484)	5,887,510
Other income	1,565,677	1,220,825	541,398	301,686	3,629,586
Depreciation and amortization	485,104	12,110	13,822	1,132	512,168
Other expense	5,425,290	975,416	406,828	228,040	7,035,574

Pretax segment profit (loss)	$1,940,277	$233,299	$120,748	$(324,970)	$1,969,354

		Merchant	Insurance	Parent
Three months ended	Community	Bankcard	Agency	and
June 30, 2002	Banking	Processing	Sales	Other	Totals

Interest income	$7,718,306	$—	$—	$8,896	$7,727,202
Interest expense	2,123,819	—	—	405,652	2,529,471

Net interest income	5,594,487	—	—	(396,756)	5,197,731
Other income	1,286,442	1,126,508	534,820	41,766	2,989,536
Depreciation and amortization	418,731	11,058	14,145	1,250	445,184
Other expense	4,545,197	909,819	418,025	181,076	6,054,117

Pretax segment profit (loss)	$1,917,001	$205,631	$102,650	$(537,316)	$1,687,966

		Merchant	Insurance	Parent
Six months ended	Community	Bankcard	Agency	and
June 30, 2003	Banking	Processing	Sales	Other	Totals

Interest income	$16,742,479	$—	$—	$—	$16,742,479
Interest expense	4,226,671	—	—	795,078	5,021,749

Net interest income	12,515,808	—	—	(795,078)	11,720,730
Other income	3,178,647	2,598,898	977,818	388,644	7,144,007
Depreciation and amortization	954,936	23,356	27,383	2,352	1,008,027
Other expense	10,783,206	2,103,653	785,822	372,106	14,044,787

Pretax segment profit (loss)	$3,956,313	$471,889	$164,613	$(780,892)	$3,811,923

Segment Assets	$630,439,774	$55,245	$2,257,957	$449,915	$633,202,891

		Merchant	Insurance	Parent
Six months ended	Community	Bankcard	Agency	and
June 30, 2002	Banking	Processing	Sales	Other	Totals

Interest income	$15,250,870	$—	$—	$17,695	$15,268,565
Interest expense	4,298,487	—	—	810,460	5,108,947

Net interest income	10,952,383	—	—	(792,765)	10,159,618
Other income	2,604,936	2,459,844	934,713	131,419	6,130,912
Depreciation and amortization	850,202	21,558	26,926	2,553	901,239
Other expense	8,799,644	1,992,483	767,574	304,306	11,864,007

Pretax segment profit (loss)	$3,907,473	$445,803	$140,213	$(968,205)	$3,525,284

Segment Assets	$535,275,847	$88,233	$2,384,191	$981,930	$538,730,201

The Company discontinued separate reporting of its “government guaranteed loan sales and servicing” segment in 2003. This segment is now included as part of the “Community Banking” segment above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of June 30, 2003, and statement of income for the three and six months ended June 30, 2003. Operating results for the six months ended June 30, 2003 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2003.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

RESULTS OF OPERATIONS

The Company’s net income of $1,285,454 for the second quarter of 2003, was a $183,888 or 16.7% increase compared to $1,101,566 for the same period last year. Basic and diluted earnings per share for the second quarter of 2003 were $0.31 and $0.30 respectively as compared to $0.28 and $0.27 per share in the previous year’s quarter.

NET INTEREST INCOME

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest incurred on interest-bearing liabilities. Net interest income is the largest component of the Company’s income, and is affected by the interest rate environment, and the volume and the composition of interest-earning assets and interest-bearing liabilities. Interest earning assets for the Company include loans, federal funds sold, interest bearing deposits in other banks, and investment securities. The Company’s interest-bearing liabilities include its deposits, federal funds purchased, notes payable related to Company shares repurchased, trust preferred securities, advances from the Federal Home Loan Bank, and other short term borrowings.

Net interest income was $5,887,510 for the three months ended June 30, 2003, compared to $5,197,731 for the same period in 2002. The 13.3% increase was mainly attributable to increased volumes in the loan portfolio which is our highest yielding asset class, and these funds came primarily from the deposit growth of the Bank. Partially offsetting this was a relative increase in time deposits, our highest cost deposit category as a percentage share of total deposits.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Company’s loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased $129,000 or 100.0% to $258,000 in the second quarter of 2003 compared to $129,000 in the second quarter of 2002. The higher provision for loan losses in 2003 was attributable to growth in the loan portfolio which this year included significant amounts of indirect automobile loans compared to very few in the prior year. Net charge-offs were $72,858 during the three months ended June 30, 2003, compared to $204,753 for the same period in 2002. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

Non-interest income for the second quarter of 2003 was $3,629,586. This represents a $640,050 or 21.4% increase over the prior year quarter which totaled $2,989,536. The increase in non-interest income is attributable to an increase of $40,677 in service charges on deposit accounts; an increase of $94,317 in merchant bank card processing income; a $295,121 increase in fees on mortgage loans sold; a $6,578 increase in commissions on sales by Keys Insurance Agency; a $57,527 increase in retail investment services; a $30,459 increase in other income; a $202,393 increase in gain on sale of investment in ERAS Joint Venture; offset by a $63,843 decrease in net investment security gains and a $23,179 decrease in gain on sale of government guaranteed loans.

The increases in merchant bank card processing income, fees on mortgage loans sold, retail investment services, and commissions on sales by Keys Insurance Agency are primarily a result of volume increases. On May 29, 2003, we sold our remaining interest in ERAS Joint Venture for $326,667. We recognized a pretax gain of approximately $202,000 on this transaction. The net gain from the sale of investment securities will vary based upon the sales and calls of the individual securities in the investment portfolio. In 2002, the gain was primarily the result of the sale of two agency securities in the second quarter of 2002 that netted a gain of approximately $64,000. Gain on sale of government guaranteed loans result from a relatively small number of transactions and, therefore, the revenue recognition from these transactions can vary considerably depending on the number of loans sold and the dollar amount of the transactions. There was one loan sold in the second quarter of 2002, and none sold during the second quarter of 2003.

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2003 was $7,289,742. This represents a $919,441 or 14.4% increase over the prior year quarter which totaled $6,370,301. The increase in non-interest expense is attributable to salaries and employee benefits increasing $505,523, net occupancy expense increasing $179,890, and other expense increasing $234,028. A portion of these increases are a result of the continuing expansion in the Southwest Florida market. The Bank added two new locations there in the second half of 2001 and one new location was added in the fourth quarter of 2002. The addition of these facilities and their continued growth has caused the Bank to hire additional personnel and incur additional operating costs. Further, additional staffing has been required for the origination and servicing of indirect loans and to meet the compliance requirements under the Patriot Act and other new government regulations. We also had increased commission expense over the prior year, due to increased revenues from fees on mortgage loans sold and retail investment services.

INCOME TAXES

The change in income tax expense is primarily attributable to the growth in income before income taxes. The provision for income taxes totaled $683,900, for an effective tax rate of 34.7%, for the three months ended June 30, 2003, and $586,400, for an effective tax rate of 34.7%, for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

RESULTS OF OPERATIONS

The Company’s net income of $2,474,723 for the first six months of 2003, was a $182,239 or 7.9% increase compared to $2,292,484 for the same period last year. Basic and diluted earnings per share for the first six months of 2003 were $0.60 and $0.58 respectively as compared to $0.58 and $0.56 per share in the previous year’s six month period.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the six months ended June 30, 2003 was 14.10% on average equity of $35,095,000, compared to 15.40% on average equity of $29,767,000 for the same period in 2002. Annualized return on average assets of $601,854,000 for the six months ended June 30, 2003 was 0.82%, compared to 0.88% on average assets of $518,946,000 for the same period in 2002.

NET INTEREST INCOME

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest incurred on interest-bearing liabilities. Net interest income is the largest component of the Company’s income, and is affected by the interest rate environment, and the volume and the composition of interest-earning assets and interest-bearing liabilities. Interest earning assets for the Company include loans, federal funds sold, interest bearing deposits in other banks, and investment securities. The Company’s interest-bearing liabilities include its deposits, federal funds purchased, notes payable related to Company shares repurchased, trust preferred securities, advances from the Federal Home Loan Bank, and other short term borrowings.

Net interest income increased $1,561,112, or 15.4%, to $11.7 million, in the six months ended June 30, 2003 as compared to the same period last year. The prime rate as published in the Wall Street Journal began 2002 at 4.75%, by November 2002 it had declined to 4.25% and in June 2003 it declined to 4.00%. Many of the Bank’s loans are indexed to this floating rate. The lower level of prime rate in the first six months of 2003 compared to the comparative period in 2002 did result in a lower average yield in the loan portfolio, however, increased volumes more than compensated for this allowing for the reported increase in interest income. In addition to this increase in interest income, the Company has been able to reprice maturing high-rate certificates of deposit and other funding sources resulting in a reduction in interest expense compared to the prior year.

In furtherance of our efforts to generate higher relative yielding assets, the Bank began a program to acquire indirect automobile loans. After significant study, we began in April 2002 to put together a department that we feel could safely acquire and service this type of product. We predominately buy loans from auto dealers in southwest Florida which are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. By the end of 2002, we were buying approximately $4 million per month of indirect automobile paper and as of June 30, 2003, we had approximately $39.2 million of indirect loans outstanding.

The average yield on interest earning assets for the first six months of 2003 was 6.25% which was a decrease of 36 basis points compared to the 6.61% yield earned during the first six months of 2002. The average cost of interest bearing deposits declined 34 basis points from 2.36% during the first six months of 2002 to 2.02% for the comparable period in 2003, and the rate of all interest bearing liabilities decreased 38 basis points, from 2.65% in 2002 to 2.27% in 2003. The Company’s net interest margin decreased to 4.39% in the first six months of 2003 compared to 4.41% in the first six months of 2002.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the six months ended June 30, 2003 and June 30, 2002.

	2003			2002

	AVERAGE	INCOME/	YIELDS	AVERAGE	INCOME/	YIELDS
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES

Interest-earning assets:
Loans (1)(2)	$457,724	$15,279	6.73%	$390,325	$13,432	6.94%
Investment securities - taxable	44,164	1,098	5.01%	52,167	1,521	5.88%
Investment securities - tax exempt (2)	6,480	219	6.80%	5,558	202	7.31%
Interest bearing deposits in other banks	199	1	0.96%	348	3	1.78%
Federal Home Loan Bank stock	1,424	30	4.26%	1,500	41	5.50%
Federal funds sold	32,413	193	1.20%	18,108	151	1.68%

Total interest-earning assets	542,404	16,820	6.25%	468,006	15,350	6.61%

Non-interest-earning assets:
Cash and due from banks	15,600			13,768
Investment in ERAS	104			255
Premises and equipment, net	18,850			17,492
Allowances for loan losses	(4,503)			(3,900)
Other assets	29,399			23,325

Total non-interest earning assets	59,450			50,940

Total assets	$601,854			$518,946

Interest-bearing liabilities:
Interest bearing deposits:
NOW accounts	$56,269	124	0.45%	$51,118	146	0.58%
Money market	130,053	662	1.03%	127,917	825	1.30%
Savings deposits	33,472	98	0.59%	29,144	111	0.77%
Other time deposits	190,863	3,220	3.40%	141,060	3,007	4.30%

Total interest-bearing deposits	410,657	4,104	2.02%	349,239	4,089	2.36%
Other interest-bearing liabilities:
Notes payable	5,250	238	9.16%	5,250	238	9.16%
Short-term borrowings and FHLB advances	18,091	123	1.37%	21,726	211	1.96%
Trust preferred securities	13,000	557	8.63%	13,000	571	8.85%

Total interest-bearing liabilities	446,998	5,022	2.27%	389,215	5,109	2.65%

Non-interest bearing liabilities and stockholders’ equity:
Demand deposits	112,560			94,605
Other liabilities	7,201			5,359

	2003			2002

	AVERAGE	INCOME/	YIELDS	AVERAGE	INCOME/	YIELDS
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES

Stockholders’ equity	35,095			29,767

Total non-interest bearing liabilities and stockholders’ equity	154,856			129,731

Total liabilities and stockholders’ equity	$601,854			$518,946

Interest rate spread (tax equivalent basis)			3.98%			3.96%

Net interest income (tax equivalent basis)		$11,798			$10,241

Net interest margin (3) (tax equivalent basis)			4.39%			4.41%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2003 compared to 2002 (1)
	Due to changes in

			Net
(In thousands)	Average	Average	Increase
INTEREST INCOME	Volume	Rate	(Decrease)

Loans (2)	$2,967	$(1,120)	$1,847
Investment Securities (2)	(164)	(242)	(406)
Interest bearing deposits in other banks	(1)	(1)	(2)
Federal Home Loan Bank Stock	(2)	(9)	(11)
Federal Funds sold	159	(117)	42

Total interest income	2,959	(1,489)	1,470

INTEREST EXPENSE
NOW Accounts	34	(56)	(22)
Money Market	40	(203)	(163)
Savings deposits	35	(48)	(13)
Other time deposits	1,728	(1,515)	213
Notes payable	—	—	—
Trust preferred securities	—	(14)	(14)
Short-term borrowings and FHLB advances	(31)	(57)	(88)

Total interest expense	1,806	(1,893)	(87)

Change in net interest income	$1,153	$404	$1,557

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(2)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in TIB Financial Corp’s loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased $322,000 or 121.1% to $588,000 in the first six months of 2003 compared to $266,000 in the comparable prior year period. The higher provision for loan losses in 2003 was attributable to growth in the loan portfolio and higher net charge-offs. Net charge-offs were $305,960 during the six months ended June 30, 2003, compared to $200,279 for the same period in 2002. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

Non-interest income for the first six months of 2003 was $7,144,007. This represents a $1,013,095 or 16.5% increase over the prior year period which totaled $6,130,912. The increase in non-interest income is attributable to an increase of $80,607 in service charges on deposit accounts; an increase of $139,054 in merchant bank card processing income; a $64,291 increase in gain on sale of government guaranteed loans; a $537,262 increase in fees on mortgage loans sold; a $43,105 increase in commissions on sales by Keys Insurance Agency; a $54,832 increase in retail investment services; a $202,393 increase in gain on sale of investment in ERAS Joint Venture; a $24,341 increase in other income; offset by a $132,790 decrease in net investment security gains.

The increases in merchant bank card processing income, fees on mortgage loans sold, retail investment services, and commissions on sales by Keys Insurance Agency are primarily a result of volume increases. On May 29, 2003, we sold our remaining interest in ERAS Joint Venture for $326,667. We recognized a pretax gain of approximately $202,000 on this transaction. The net gain from the sale of investment securities will vary based upon the sales and calls of the individual securities in the investment portfolio. In 2002, the gain was primarily the result of the sale of two corporate securities which netted a gain of approximately $65,000 in the first quarter of 2002 and the sale of two agency securities in the second quarter of 2002 that netted a gain of approximately $64,000. The amount in 2003 relates to the gain on certain calls of investment securities in the first quarter. Gain on sale of government guaranteed loans result from a relatively small number of transactions and, therefore, the revenue recognition from these transactions can vary considerably depending on the number of loans sold and the dollar amount of the transactions. There was one loan sold in the first half of 2002 and one loan sold in the first half of 2003.

NON-INTEREST EXPENSE

Non-interest expense for the first six months of 2003 was $14,464,814. This represents a $1,965,568 or 15.7% increase over the prior year period which totaled $12,499,246. The increase in non-interest expense is attributable to salaries and employee benefits increasing $1,214,815, net occupancy expense increasing $298,629, and other expense increasing $452,124. A portion of these increases are a result of the continuing expansion in the Southwest Florida market. The Bank added two new locations there in the second half of 2001 and one new location was added in the fourth quarter of 2002. The addition of these facilities and their continued growth has caused the Bank to hire additional personnel and incur additional operating costs. Opening new branch facilities is dilutive to earnings in the near term but is a factor in achieving sustainable long-term growth. Further, additional staffing has been required to handle the growing lending portfolios, increased customer activity and compliance with new government regulations, such as the Patriot Act. This includes additional staffing for the origination and servicing of indirect loans which began in the second quarter of 2002. Another reason for the salaries and employee benefits increase is the higher commission expense that resulted from increased revenues from non-interest income sources, such as fees on mortgage loans sold, commissions on sales by Keys Insurance Agency, retail investment services, and gain on sale of government guaranteed loans.

INCOME TAXES

The change in income tax expense is primarily attributable to the growth in income before income taxes. The provision for income taxes totaled $1,337,200, for an effective tax rate of 35.1%, for the six months ended June 30, 2003, and $1,232,800, for an effective tax rate of 35.0%, for the six months ended June 30, 2002.

BALANCE SHEET

Total assets at June 30, 2003 were $633,202,891, up 11.6% from total assets of $567,148,646 at December 31, 2002. Loans net of deferred loan costs increased $31,876,487 to $474,404,421 for the first six months of 2003 from year end 2002. Also, in the same period, federal funds sold increased $40,212,000, and investment securities decreased $6,871,919.

Asset growth was primarily funded by an increase in deposits of $70,166,140, or 14.5%. At June 30, 2003, the Company had $5,254,988 in short-term borrowings compared to $4,578,959 at December 31, 2002. Short-term borrowings consist of securities sold under agreements to repurchase and Treasury tax deposits. Advances from the Federal Home Loan Bank totaled $10 million at June 30, 2003 as compared to $20 million at December 31, 2002.

Shareholders’ equity totaled $40,353,779 at June 30, 2003, increasing $6,847,702 from December 31, 2002. In June 2003, the Company completed a private placement of 280,653 shares of its common stock to individuals who qualify as “accredited investors” under the federal and state securities laws. Residents of Monroe County, Southwest Florida and Homestead/Florida City purchased shares, along with three members of the Company’s Board of Directors and an executive officer. The private placement raised approximately $4.3 million in capital at a sales price of $15.64 per share which was priced at 95% of the average closing bid price for the shares during the five consecutive trading days ending on the fifth business day prior to the commencement of the offering. The shares of common stock in this offering were not registered under the Securities Act of 1933, or any state securities laws pursuant to the private offering exemptions under Section 4(2) of the Securities Act of 1933 and other state securities laws. The common stock may not be resold or otherwise transferred unless subsequently registered under the 1933 Act and other applicable state securities law, or pursuant to an exemption from applicable state and federal registration requirements.

Book value per share increased to $9.16 at June 30, 2003 from $8.30 at December 31, 2002. The Company paid a quarterly dividend of $0.11 per share in the first and second quarter of 2003 and $0.1075 per share in the first and second quarter of 2002.

NON-PERFORMING ASSETS

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, restructured loans and other real estate. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired if it is in a nonaccruing status. Non-performing assets for the periods ended June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002

Loans on nonaccrual	$651,511	$545,523
Loans 90 days past due (a)	—	—
Other real estate owned (b)	411,164	550,000
Other assets (b)	2,488,180	2,519,022

Total non-performing assets	$3,550,855	$3,614,545

Percentage of non-performing assets to total loans (c)	0.75%	0.81%

(a) Loans 90 days past due exclude loans on nonaccrual that are reported separately.

(b) The Bank has made a loan originally totaling $10,000,000 to construct a lumber mill in northern Florida. Of this amount, $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At December 31, 2000, the loan was past due greater than 90 days but was still maintained as an accruing loan because of the USDA guarantee and collateral value. During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at June 30, 2003 and December 31, 2002, and is accruing interest. Accrued interest on this loan totals approximately $548,000 and $505,000 at June 30, 2003 and December 31, 2002, respectively.

The Bank has been pursuing a sale of the property and equipment and has incurred various expenditures. The Bank has capitalized those liquidation costs and protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled $411,164 and $550,000 at June 30, 2003 and December 31, 2002, respectively. The non guaranteed principal and interest ($1,961,000 at June 30, 2003 and December 31, 2002) and the capitalized liquidation costs and protective advance costs totaling approximately $527,000 and $558,000 at June 30, 2003 and December 31, 2002, respectively are included as “other assets” in the table above.

The Bank has sold certain pieces of equipment associated with the lumber mill property. Proceeds from these sales were used to reduce the other real estate amount and liquidation cost amounts recorded on the Bank’s books. In the second quarter of 2003, the Bank wrote down the carrying amount of the other real estate by $94,000 based upon anticipated proceeds from the sale of the property and remaining equipment.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. The Bank was awarded title to the real property on June 12, 2001, and an adjudicated interest in the owners trust proceeds. The time constraints imposed by Florida law required that the personal property be disposed of or charged off by December 2001. The Bank applied to the State of Florida for an extension to carry the personal property on the Bank’s books and was granted an extension to carry the personal property on its books until June 11, 2003. Since the property had not been liquidated as of June 11th, the Bank charged-off the non guaranteed principal and interest totaling $1,961,000 at June 30, 2003, for regulatory purposes. Since we believe this amount is ultimately realizable, we did not write off this amount for financial statement purposes under generally acceptable accounting principles.

(c) For the purpose of this computation, total loans include other real estate owned and other assets.

The allowance for loan losses amounted to $4,554,539 and $4,272,499 at June 30, 2003 and December 31, 2002, respectively.

The Company’s formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention and Substandard or worse. When appropriate a specific reserve will be established for individual loans. Otherwise, the Company allocates an allowance for each risk category. The allocations are based on factors including economic conditions (local, national and global), strength of the Company’s management, recent trends in loan loss history, and concentrations of credit.

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

Based on an analysis performed by management at June 30, 2003, the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. The Company manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, TIB Financial Corp’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $88.1 million at June 30, 2003, under which $10 million was outstanding. Any advances are secured by the Bank’s one-to-four family residential mortgage loans.

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

ASSET AND LIABILITY MANAGEMENT

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

The Company’s interest rate sensitivity position at June 30, 2003 is presented in the table below:

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or less	Months	Months	years	Years	Total

Interest-earning assets:
Loans	$205,703	$25,917	$34,198	$143,072	$64,229	$473,119
Investment securities-taxable	2,323	10,191	—	11,058	15,066	38,638
Investment securities-tax exempt	126	237	—	2,021	6,374	8,758
Federal Home Loan Bank stock	1,159	—	—	—	—	1,159
Federal funds sold	45,884	—	—	—	—	45,884

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or less	Months	Months	years	Years	Total

Interest bearing deposit in other bank	459	—	—	—	—	459

Total interest-bearing assets	255,654	36,345	34,198	156,151	85,669	568,017

Interest-bearing liabilities:
NOW accounts	60,752	—	—	—	—	60,752
Money Market	126,106	—	—	—	—	126,106
Savings Deposits	35,537	—	—	—	—	35,537
Other time deposits	32,396	24,491	45,432	107,890	13	210,222
Notes payable	—	—	—	—	5,250	5,250
Trust preferred securities	5,000	—	—	—	8,000	13,000
Other borrowings	15,255	—	—	—	—	15,255

Total interest-bearing liabilities	275,046	24,491	45,432	107,890	13,263	466,122

Interest sensitivity gap	$(19,392)	$11,854	$(11,234)	$48,261	$72,406	$101,895

Cumulative interest sensitivity gap	$(19,392)	$(7,538)	$(18,772)	$29,489	$101,895	$101,895

Cumulative sensitivity ratio	(3.4)%	(1.3)%	(3.3)%	5.2%	17.9%	17.9%

The Company is cumulatively liability sensitive thru the one year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Accordingly, if market interest rates should decrease, it is anticipated that the net interest margin would decrease. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Therefore, if rates increase it is anticipated that the net interest margin would over time increase and this is particularly true over longer time horizons since the Company has more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, the $18.7 million one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company’s policy to maintain its cumulative one year gap ratio in the –20% to +10% range. At June 30, 2003, the Company was within this range with a one year cumulative sensitivity ratio of (3.3)%.

See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2003, total commitments to extend credit were approximately $67.3 million in unfunded loan commitments.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At June 30, 2003, commitments under standby letters of credit aggregated approximately $1.4 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk.

The following interest rate sensitivity analysis information as of June 30, 2003 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, the Company has been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7.0% floor. The Company currently has in excess of $151 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First, this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does constrain income gains in a rising rate market. In general, having this significant amount of loans at their floors reduces the Company’s overall rate sensitivity.

The Company attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

	Interest Rates Decrease		Interest Rates	Interest Rates Increase
(Dollars in thousands)	200 BP	100 BP	Remain Constant	100 BP	200BP

2003 Interest Income	$31,969	$34,006	$36,192	$38,238	$40,624
2003 Interest Expense	6,651	7,929	9,615	12,049	14,483

Net Interest Income	25,318	26,077	26,577	26,189	26,141

Change in net income after tax vs constant rates	$(786)	$(312)		$(242)	$(272)

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

Changes in internal controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer; including any corrective actions with regard to significant deficiencies and material weaknesses. As we continue to expand our indirect lending program, management has continued to improve and strengthen its controls surrounding this area.

Part II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of TIB Financial Corp. held May 27, 2003, ballot totals for the reelection of Directors were as follows:

DIRECTORS	FOR	WITHHELD

Gretchen K. Holland	3,583,293	4,471
John G. Parks, Jr.	3,584,685	3,079
Marvin F. Schindler	3,584,685	3,079
Otis T. Wallace	3,584,685	3,079
Millard J. Younkers, Jr.	3,584,685	3,079

Total shares voted were 3,587,764 which represent 87.2% of the outstanding shares.

The directors continuing in office following the meeting were: Edward V. Lett, Derek D. Martin-Vegue, Joseph H. Roth, Jr., Robert A. Zolten, M.D., Thomas J. Longe, Gretchen K. Holland, Marvin F. Schindler, Millard J. Younkers, Jr., Armando J. Henriquez, John G. Parks, Jr., Otis T. Wallace, and James R. Lawson, III.

Following the Annual Meeting, the Board of Directors appointed Dr. Paul O. Jones, Jr. to serve on the Company’s Board of Directors.

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1 – Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Chief Financial Officer's certification required under Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 99.1 – Report of Independent Certified Public Accountants

(b)	Reports on Form 8-K

On April 28, 2003, the Company issued a press release announcing certain financial results and additional information related to its first quarter earnings.

On May 29, 2003, the Company issued a press release announcing the sale of its remaining ownership interest in ERAS Joint Venture LLP.

On June 10, 2003, the Company reported that it had terminated the services of BDO Seidman, LLP as independent auditors and at the same time selected the accounting firm of Crowe Chizek and Company, LLC as independent auditors for the Company for the 2003 fiscal year.

On June 16, 2003, the Company filed a copy of BDO Seidman, LLP’s letter to the SEC regarding change in auditors.

On June 20, 2003, the Company amended its June 10, 2003, 8K filing to indicate that the Company’s Board of Directors had dismissed BDO Seidman, LLP as independent auditors for the Company.

On June 20, 2003, the Company issued a press release announcing that it had sold 280,653 shares of Common Stock on a private placement basis pursuant to applicable exemptions under the federal and state securities laws.

On July 28, 2003, the Company issued a press release announcing certain financial results and additional information related to its second quarter earnings.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.
/s/Edward V. Lett

Date:August 8, 2003	Edward V. Lett
President and Chief Executive Officer

/s/David P. Johnson

David P. Johnson
Executive Vice President and Chief Financial Officer