Form 10-Q
period 2003-09-30
TIB FINANCIAL CORP
filed 2003-11-07
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended SEPTEMBER 30, 2003	Commission File Number 000-21329

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] or No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	4,412,778

Class	Outstanding as of November 3, 2003

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Cash and due from banks	$16,515,191	$18,397,659
Federal funds sold	9,852,000	5,672,000
Investment securities available for sale	64,890,631	54,267,830
Loans, net of deferred loan costs and fees	512,076,093	442,527,934
Less: allowance for loan losses	4,854,919	4,272,499

Loans, net	507,221,174	438,255,435
Premises and equipment, net	20,974,167	19,457,150
Goodwill	155,232	2,234,024
Intangible assets, net	1,760,047	1,978,918
Accrued interest receivable and other assets	24,529,837	26,885,630

TOTAL ASSETS	$645,898,279	$567,148,646

LIABILITIES
Deposits:
Noninterest-bearing demand	$114,166,811	$105,199,483
Interest-bearing demand and money market	188,082,579	186,426,703
Savings	38,083,078	31,440,801
Time deposits of $100,000 or more	95,109,597	73,509,232
Other time deposits	107,441,053	86,107,232

Total Deposits	542,883,118	482,683,451
Federal Home Loan Bank advances	35,000,000	20,000,000
Short-term borrowings	3,072,256	4,578,959
Notes payable	5,250,000	5,250,000
Trust preferred securities	13,000,000	13,000,000
Accrued interest payable and other liabilities	6,728,953	8,130,159

TOTAL LIABILITIES	605,934,327	533,642,569

STOCKHOLDERS’ EQUITY
Common stock — $.10 par value: 7,500,000 shares authorized, 4,408,078 and 4,035,625 shares issued	440,808	403,563
Additional paid in capital	13,849,087	8,965,816
Retained earnings	25,237,057	23,021,698
Accumulated other comprehensive income	437,000	1,115,000

TOTAL STOCKHOLDERS’ EQUITY	39,963,952	33,506,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$645,898,279	$567,148,646

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

INTEREST INCOME
Loans, including fees	$7,973,693	$7,002,674	$23,249,944	$20,421,818
Investment securities:
U.S. Treasury securities	1,909	40,160	5,708	122,119
U.S. Government agencies and corporations	576,585	542,842	1,545,653	1,759,617
States and political subdivisions, tax-exempt	91,930	65,705	236,154	198,657
States and political subdivisions, taxable	59,554	106,498	184,350	282,759
Other investments	—	—	—	46,447
Interest bearing deposits in other bank	797	1,026	1,743	4,094
Federal Home Loan Bank Stock	9,902	19,849	39,985	60,750
Federal funds sold	34,001	116,796	227,313	267,854

TOTAL INTEREST INCOME	8,748,371	7,895,550	25,490,850	23,164,115

INTEREST EXPENSE
Interest-bearing demand and money market	275,212	559,213	1,061,250	1,530,117
Savings	35,631	59,167	133,512	170,266
Time deposits of $100,000 or more	814,924	688,476	2,373,504	2,028,955
Other time deposits	826,629	831,951	2,488,058	2,498,307
Long term debt – trust preferred securities	276,440	285,062	832,969	855,628
Federal Home Loan Bank advances	44,116	95,372	146,124	293,840
Notes payable	121,243	121,243	359,792	359,792
Short-term borrowings	8,842	16,445	29,577	28,971

TOTAL INTEREST EXPENSE	2,403,037	2,656,929	7,424,786	7,765,876

NET INTEREST INCOME	6,345,334	5,238,621	18,066,064	15,398,239
PROVISION FOR LOAN LOSSES	447,000	103,000	1,035,000	369,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,898,334	5,135,621	17,031,064	15,029,239
NON-INTEREST INCOME
Service charges on deposit accounts	631,536	547,556	1,789,725	1,625,138
Investment securities gains, net	3,152	5,118	8,489	143,245
Merchant bankcard processing income	1,213,195	961,952	3,812,093	3,421,796
Gain on sale of government guaranteed loans	—	—	87,470	23,179
Fees on mortgage loans sold	589,398	404,985	1,800,038	1,078,363
Retail investment services	112,361	36,862	298,612	168,281
Gain on sale of investment in ERAS Joint Venture (Note 2)	—	—	202,393	—
Other income	347,489	345,323	1,064,500	1,037,993

TOTAL NON-INTEREST INCOME	2,897,131	2,301,796	9,063,320	7,497,995
NON-INTEREST EXPENSE
Salaries and employee benefits	3,270,788	2,646,168	9,511,590	7,699,338
Net occupancy expense	1,088,344	945,390	3,196,877	2,738,840
Other expense	2,681,062	2,148,440	7,983,336	7,006,566

TOTAL NON-INTEREST EXPENSE	7,040,194	5,739,998	20,691,803	17,444,744

INCOME BEFORE INCOME TAX EXPENSE	1,755,271	1,697,419	5,402,581	5,082,490
INCOME TAX EXPENSE	614,800	529,130	1,890,100	1,709,230

INCOME FROM CONTINUING OPERATIONS	$1,140,471	$1,168,289	$3,512,481	$3,373,260

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

DISCONTINUED OPERATIONS
Income from Keys Insurance Agency, Inc. operations	35,974	84,239	200,587	224,452
Income Tax Expense	13,500	31,870	75,400	84,570

INCOME FROM DISCONTINUED OPERATIONS	22,474	52,369	125,187	139,882

NET INCOME	$1,162,945	$1,220,658	$3,637,668	$3,513,142

BASIC EARNINGS PER SHARE:
Continuing Operations	$0.26	$0.29	$0.84	$0.85
Discontinued Operations	0.00	0.01	0.03	0.03

Basic earnings per share	$0.26	$0.30	$0.87	$0.88

DILUTED EARNINGS PER SHARE:
Continuing Operations	$0.25	$0.28	$0.80	$0.82
Discontinued Operations	0.00	0.01	0.03	0.03

Diluted earnings per share	$0.25	$0.29	$0.83	$0.85

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other		Additional
		Comprehensive	Retained	Comprehensive	Common	Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at June 30, 2003	$40,353,779		$24,559,001	$1,511,000	$440,758	$13,843,020
Comprehensive Income
Net Income	1,162,945	$1,162,945	1,162,945
Other comprehensive income, net of tax benefit of $647,000:
Net market valuation adjustment on securities available for sale	(1,072,034)	(1,072,034)
Less : reclassification adjustment for gains included in net income	(1,966)	(1,966)

Other comprehensive income, net of tax		(1,074,000)		(1,074,000)

Comprehensive income		$88,945

Exercise of stock options	6,776				50	6,726
Private Placement of 280,653 common shares	(659)					(659)
Cash dividends declared, $.11 per share	(484,889)		(484,889)

Balance at September 30, 2003	$39,963,952		$25,237,057	$437,000	$440,808	$13,849,087

				Accumulated
				Other		Additional
		Comprehensive	Retained	Comprehensive	Common	Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at June 30, 2002	$31,027,378		$21,454,778	$610,000	$399,380	$8,563,220
Comprehensive Income
Net Income	1,220,658	$1,220,658	1,220,658
Other comprehensive income, net of tax expense of $394,000:
Net market valuation adjustment on securities available for sale	656,193	656,193
Less: reclassification adjustment for gains included in net income	(3,193)	(3,193)

Other comprehensive income, net of tax		653,000		653,000

Comprehensive income		$1,873,658

Exercise of stock options	136,965				2,432	134,533
Cash dividends declared, $.1075 per share	(431,949)		(431,949)

Balance at September 30, 2002	$32,606,052		$22,243,487	$1,263,000	$401,812	$8,697,753

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other		Additional
		Comprehensive	Retained	Comprehensive	Common	Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2002	$33,506,077		$23,021,698	$1,115,000	$403,563	$8,965,816
Comprehensive Income
Net Income	3,637,668	$3,637,668	3,637,668
Other comprehensive income, net of tax benefit of $408,000:
Net market valuation adjustment on securities available for sale	(672,703)	(672,703)
Less: reclassification adjustment for gains included in net income	(5,297)	(5,297)

Other comprehensive income, net of tax		(678,000)		(678,000)

Comprehensive income		$2,959,668

Exercise of stock options	577,112				9,180	567,932
Private Placement of 280,653 common shares	4,343,404				28,065	4,315,339
Cash dividends declared, $.33 per share	(1,422,309)		(1,422,309)

Balance at September 30, 2003	$39,963,952		$25,237,057	$437,000	$440,808	$13,849,087

				Accumulated
				Other		Additional
		Comprehensive	Retained	Comprehensive	Common	Paid in
	Total	Income	Earnings	Income (Loss)	Stock	Capital

Balance at December 31, 2001	$28,672,092		$20,019,145	$36,400	$394,610	$8,221,937
Comprehensive Income
Net Income	3,513,142	$3,513,142	3,513,142
Other comprehensive income, net of tax expense of $739,100:
Unrealized holding gain on securities transferred into the available for sale category from the held to maturity category	270,480	270,480
Net market valuation adjustment on securities available for sale	1,045,504	1,045,504
Less: reclassification adjustment for gains included in net income	(89,384)	(89,384)

Other comprehensive income, net of tax		1,226,600		1,226,600

Comprehensive income		$4,739,742

Exercise of stock options	479,993				7,202	472,791
Income tax benefit from stock options exercised	3,025					3,025
Cash dividends declared, $.3225 per share	(1,288,800)		(1,288,800)

Balance at September 30, 2002	$32,606,052		$22,243,487	$1,263,000	$401,812	$8,697,753

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	For the nine month period ended
	September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,637,668	$3,513,142
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investments	44,820	75,961
Amortization of intangible assets	218,871	220,715
Depreciation of premises and equipment	1,307,447	1,133,362
Provision for loan losses	1,035,000	369,000
Deferred income tax benefit	(570,557)	(182,768)
Deferred net loan fees/costs	(839,663)	(360,946)
Investment securities gains, net	(8,489)	(143,245)
Net gain on sale/disposal of premises and equipment	(2,128)	(2,493)
Loss on sale of assets of Keys Insurance Agency, Inc.	14,676	—
Gain on sale of investment in ERAS JV	(202,393)	—
Gain on sales of government guaranteed loans, net	(87,470)	(23,179)
Loss on sale of servicing rights	—	2,532
Mortgage loans originated for sale	(90,335,784)	(53,360,134)
Proceeds from sale of mortgage loans	92,135,822	54,438,497
Fees on mortgage loans sold	(1,800,038)	(1,078,363)
Decrease (increase) in accrued interest receivable and other assets	3,774,357	(2,801,157)
(Decrease) increase in accrued interest payable and other liabilities	(1,389,806)	271,178

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,932,333	2,072,102

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(24,846,163)	(19,194,484)
Repayments of principal and maturities of investment securities available for sale	13,101,031	8,530,057
Sales of investment securities available for sale	—	12,025,792
Net purchase of FHLB stock	(389,700)	—
Purchase of life insurance policies	(250,000)	—
Proceeds from sales of government guaranteed loans	2,241,119	541,980
Proceeds from sale of assets of Keys Insurance Agency, Inc.	183,992	—
Loans originated or acquired, net of principal repayments	(69,293,787)	(31,701,135)
Net proceeds received from servicing rights sale	—	33,079
Proceeds from sale of investment in ERAS JV	326,667	—
Purchases of premises and equipment	(2,944,159)	(2,097,041)
Sales of premises and equipment	4,058	28,100

NET CASH USED IN INVESTING ACTIVITIES	(81,866,942)	(31,833,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(1,506,703)	4,947,364
Net increase (decrease) in FHLB advances	15,000,000	(5,000,000)
Net increase in demand, money market and savings accounts	17,265,481	20,717,252
Net increase in time deposits	42,934,186	25,463,273
Proceeds from exercise of stock options	577,112	479,993
Proceeds from private placement of common stock	4,343,404	—
Cash dividends paid	(1,381,339)	(1,281,057)

NET CASH PROVIDED BY FINANCING ACTIVITIES	77,232,141	45,326,825

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,297,532	15,565,275
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,069,659	21,269,909

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,367,191	$36,835,184

	For the nine month period ended
	September 30,
	2003	2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
Interest	$7,357,247	$8,620,180
Income taxes	2,900,000	2,091,000

NON CASH TRANSACTIONS:

In June 2002, the Company transferred investment securities in the held to maturity category with a book value totaling $18,507,916 to the available for sale category.

On August 15, 2003, the Company closed the sale of Keys Insurance Agency, Inc., a wholly owned subsidiary of the Company. The transaction was structured as a sale of the agency assets. The buyer paid $2,204,930 in cash at the closing. Of the cash payment at closing, proceeds of $2,020,938 were pursuant to a loan from TIB Bank of the Keys (a subsidiary of the Company) to the buyer.

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank of the Keys, TIB Software and Services, Inc., TIBFL Statutory Trust I, TIBFL Statutory Trust II, and Keys Insurance Agency, Inc. (see Note 11) and the Bank’s two subsidiaries, TIB Government Loan Specialists, Inc. and TIB Investment Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported on have been reclassified to conform to the current period presentation.

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning), and the term “Bank” means TIB Bank of the Keys and its subsidiaries (unless the context indicates another meaning).

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued two new accounting standards, Statement 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” both of which became effective in the third quarter of 2003. The adoption of these new statements did not have a material impact on the Company’s financial statements.

Additionally in 2003, the Financial Accounting Standards Board issued FASB Interpretation 46, “Consolidation of Variable Interest Entities”, which will become effective in the fourth quarter of 2003. Management does not believe that the adoption of this interpretation will have a material impact on its financial statements.

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

On August 15, 2003, the Company closed the sale of Keys Insurance Agency, Inc., a wholly owned subsidiary of the Company. See Note 11 – “Discontinued Operations” for details on the transaction.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2003 and December 31, 2002 are presented below:

	September 30, 2003

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$210,067	$9,870	$—	$219,937
U.S. Government agencies and corporations	41,368,496	555,934	599,501	41,324,929
States and political subdivisions-tax-exempt	8,832,984	367,148	143,462	9,056,670
States and political subdivisions-taxable	3,559,688	41,506	52,225	3,548,969
Mortgage-backed securities	10,218,396	521,730	—	10,740,126

	$64,189,631	$1,496,188	$795,188	$64,890,631

	December 31, 2002

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$212,412	$10,978	$—	$223,390
U.S. Government agencies and corporations	28,333,379	883,621	—	29,217,000
States and political subdivisions-tax-exempt	5,171,944	382,444	—	5,554,388
States and political subdivisions-taxable	4,380,149	88,347	8,521	4,459,975
Mortgage-backed securities	14,382,946	430,131	—	14,813,077

	$52,480,830	$1,795,521	$8,521	$54,267,830

NOTE 4 – LOANS

Major classifications of loans are as follows:

	September 30, 2003	December 31, 2002

Real estate mortgage loans:
Commercial	$291,337,267	$265,112,947
Residential	60,530,812	68,389,247
Farmland	2,217,057	442,707
Construction	20,249,882	14,892,626
Commercial and agricultural loans	60,247,423	49,212,393
Consumer loans	11,165,065	9,364,144
Indirect auto dealer loans	50,932,611	16,854,612
Home equity loans	13,772,594	17,475,539

Total loans	510,452,711	441,744,215
Net deferred loan costs	1,623,382	783,719

Loans, net of deferred loan costs	$512,076,093	$442,527,934

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the nine months ended September 30, 2003 and September 30, 2002 follows:

	2003	2002

Balance, January 1	$4,272,499	$3,674,842
Provision charged to expense	1,035,000	369,000
Loans charged off	(469,901)	(239,652)
Recoveries of loans previously charged off	17,321	40,573

Balance, September 30	$4,854,919	$3,844,763

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, the following information is presented on the Company’s goodwill and intangible assets:

Amortized Intangible Assets	Gross Carrying	Accumulated	Net Book
at September 30, 2003:	Amount	Amortization	Value

Core Deposit Intangible	$2,941,234	$1,213,567	$1,727,667
Servicing Rights	88,917	56,537	32,380

Total	$3,030,151	$1,270,104	$1,760,047

Intangible amortization expense totaled $218,871 for the nine months ended September 30, 2003.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

	Government
	Guaranteed Loan	Insurance
	Sales and	Agency	Investment in
	Servicing	Sales	ERAS JV (a)	Totals

Balance as of January 1, 2003	$155,232	$2,010,211	$68,581	$2,234,024
Goodwill associated with sale of remaining interest of Investment in ERAS JV	—	—	(68,581)	(68,581)
Goodwill associated with sale of Keys Insurance Agency, Inc.		(2,010,211)		(2,010,211)

Balance as of September 30, 2003	$155,232	$—	$—	$155,232

(a)	Investment in ERAS JV is reported as “Parent and Other” in the segment reporting table in Note 10.

NOTE 7 – EARNINGS PER SHARE AND COMMON STOCK

For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	2003	2002

For the three months ended September 30:
Weighted average number of common shares outstanding:
Basic	4,407,920	4,013,014
Diluted	4,581,559	4,168,381
Dilutive effect of outstanding options	173,639	155,367
Anti-dilutive outstanding options	5,000	27,000
For the nine months ended September 30:
Weighted average number of common shares outstanding:
Basic	4,204,840	3,982,619
Diluted	4,376,413	4,137,514
Dilutive effect of outstanding options	171,573	154,895
Anti-dilutive outstanding options	2,326	153,739

NOTE 8 – STOCK-BASED COMPENSATION

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

Total options granted, exercised, and cancelled/expired during the nine months ended September, 2003, were 24,500, 91,800, and 12,850, respectively. As of September 30, 2003, 487,055 options for shares were outstanding.

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”), the Company accounts for its stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related interpretations. Because all options granted under the Company’s plan had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation cost is reflected in net income under the Company’s application of APB 25. Additionally, the Company did not issue any options to non-employees who were not directors for the nine months ended September 30, 2003 and 2002.

The following tables present the effect on net income and net income per share if the Company had recognized compensation expense under the fair value recognition provisions of Statement No. 123:

FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2003	2002

Net income, as reported	$1,162,945	$1,220,658
Less: Stock-based employee and director compensation expense determined under fair value basis, net of tax	23,238	20,664

Pro forma net income	$1,139,707	$1,199,994

Earnings per share:
Basic – as reported	$0.26	$0.30
Basic – pro forma	0.26	0.30
Diluted – as reported	0.25	0.29
Diluted – pro forma	0.25	0.29

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2003	2002

Net income, as reported	$3,637,668	$3,513,142
Less: Stock-based employee and director compensation expense determined under fair value basis, net of tax	91,178	84,151

Pro forma net income	$3,546,490	$3,428,991

Earnings per share:
Basic – as reported	$0.87	$0.88
Basic – pro forma	0.84	0.86
Diluted – as reported	0.83	0.85
Diluted – pro forma	0.81	0.83

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in the nine months ended September 30:

	2003	2002

Dividend yield	2.8%	3.2%
Risk-free interest rate	4.0%	5.2%
Expected lives	9 years	9 years
Volatility	.29	.29
Weighted average fair value of options granted during year	$5.03	$3.69

NOTE 9 - CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 2003 and December 31, 2002:

	Well	Adequately
	Capitalized	Capitalized	September 30, 2003	December 31, 2002
	Requirement	Requirement	Actual	Actual

Tier 1 Capital (to Average Assets)
Consolidated	≥5%	≥4%	7.8%	7.1%
Bank	≥5%	≥4%	8.6%	8.3%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	≥6%	≥4%	9.0%	8.3%
Bank	≥6%	≥4%	9.9%	9.8%
Total Capital (to Risk Weighted Assets)
Consolidated	≥10%	≥8%	10.9%	10.9%
Bank	≥10%	≥8%	10.8%	10.8%

Management believes, as of September 30, 2003, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital a portion of the trust preferred securities that were issued in September 2000 and July 2001.

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

NOTE 10 - SEGMENT REPORTING

TIB Financial Corp. has two reportable segments in their continuing operations: community banking and merchant bankcard processing. The community banking segment’s business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bankcard processing segment processes credit card transactions for local merchants. The results of Keys Insurance Agency, Inc. are not included in the segment reporting as they are classified separately as discontinued operations in our consolidated financial statements (see Note 11). Total assets of Keys Insurance Agency, Inc. at September 30, 2003 and September 30, 2002 were $181,498 and $2,323,790, respectively.

Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of operating results based upon internal accounting methods.

The results of the Company’s segments are as follows:

		Merchant	Parent
Three months ended	Community	Bankcard	And
September 30, 2003	Banking	Processing	Other	Totals

Interest income	$8,748,371	$—	$—	$8,748,371
Interest expense	2,005,353	—	397,684	2,403,037

Net interest income	6,743,018	—	(397,684)	6,345,334
Other income	1,571,575	1,213,195	112,361	2,897,131
Depreciation and amortization	498,778	11,441	1,023	511,242
Other expense	5,807,516	972,270	196,166	6,975,952

Pretax segment profit (loss)	$2,008,299	$229,484	$(482,512)	$1,755,271

		Merchant	Parent
Three months ended	Community	Bankcard	and
September 30, 2002	Banking	Processing	Other	Totals

Interest income	$7,886,556	$—	$8,994	$7,895,550
Interest expense	2,249,952	—	406,977	2,656,929

Net interest income	5,636,604	—	(397,983)	5,238,621
Other income	1,302,982	961,952	36,862	2,301,796
Depreciation and amortization	424,026	11,370	1,251	436,647
Other expense	4,474,522	790,926	140,903	5,406,351

Pretax segment profit (loss)	$2,041,038	$159,656	$(503,275)	$1,697,419

		Merchant	Parent
Nine months ended	Community	Bankcard	and
September 30, 2003	Banking	Processing	Other	Totals

Interest income	$25,490,850	$—	$—	$25,490,850
Interest expense	6,232,024	—	1,192,762	7,424,786

Net interest income	19,258,826	—	(1,192,762)	18,066,064
Other income	4,750,222	3,812,093	501,005	9,063,320
Depreciation and amortization	1,453,714	34,797	3,375	1,491,886
Other expense	16,590,722	3,075,923	568,272	20,234,917

Pretax segment profit (loss)	$5,964,612	$701,373	$(1,263,404)	$5,402,581

Segment Assets	$645,231,425	$45,941	$439,415	$645,716,781

		Merchant	Parent
Nine months ended	Community	Bankcard	and
September 30, 2002	Banking	Processing	Other	Totals

Interest income	$23,137,426	$—	$26,689	$23,164,115
Interest expense	6,548,439	—	1,217,437	7,765,876

Net interest income	16,588,987	—	(1,190,748)	15,398,239
Other income	3,909,488	3,421,796	166,711	7,497,995
Depreciation and amortization	1,274,228	32,928	3,804	1,310,960
Other expense	13,274,166	2,783,409	445,209	16,502,784

Pretax segment profit (loss)	$5,950,081	$605,459	$(1,473,050)	$5,082,490

Segment Assets	$540,855,478	$74,288	$1,031,794	$541,961,560

The Company discontinued separate reporting of its “government guaranteed loan sales and servicing” segment in 2003. This segment is now included as part of the “Community Banking” segment above.

NOTE 11 – DISCONTINUED OPERATIONS

On August 15, 2003, the Company closed the sale of Keys Insurance Agency, Inc., a wholly owned subsidiary of the Company, to Derek Martin-Vegue and his partner. Mr. Martin-Vegue is a former director of the Company and TIB Bank of the Keys. The transaction was structured as a sale of the agency assets. The buyer paid $2,204,930 in cash at the closing. Of the cash payment at closing, proceeds of $2,020,938 were pursuant to a loan from TIB Bank of the Keys (a subsidiary of the Company) to the buyer. The Company recognized a loss of $14,676 on the transaction.

The results of Keys Insurance Agency, Inc. operations, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

	2003	2002

FOR THE THREE MONTHS ENDED SEPTEMBER 30:
Other income	$276,998	$488,257
Depreciation and amortization	7,049	16,191

	2003	2002

Other expense	233,975	387,827

Pretax income from discontinued operations	$35,974	$84,239

FOR THE NINE MONTHS ENDED SEPTEMBER 30:
Other income	$1,254,816	$1,422,970
Depreciation and amortization	34,432	43,117
Other expense	1,019,797	1,155,401

Pretax income from discontinued operations	$200,587	$224,452

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

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of September 30, 2003, and statement of income for the three and nine months ended September 30, 2003. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

RESULTS OF OPERATIONS

The Company’s net income of $1,162,945 for the third quarter of 2003, was a $57,713 or 4.7% decrease compared to $1,220,658 for the same period last year. Basic and diluted earnings per share for the third quarter of 2003 were $0.26 and $0.25 respectively as compared to $0.30 and $0.29 per share in the previous year’s quarter.

Net income from continuing operations was $1,140,471 for the third quarter of 2003, compared to $1,168,289 for the prior year period, a decrease of $27,818 or 2.4%. As discussed in Note 11 of the accompanying “Notes to Consolidated Financial Statements”, the Company closed the sale of its wholly owned subsidiary, Keys Insurance Agency, Inc., in the third quarter of 2003. Due to this sale, recorded goodwill was reduced by $2,010,211, resulting in a direct increase in regulatory capital that will be used to support further growth and expansion of the Company’s core business.

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

Net interest income was $6,345,334 for the three months ended September 30, 2003, compared to $5,238,621 for the same period in 2002. The 21.1% increase was mainly attributable to increased volumes in the loan portfolio which is one of our highest yielding asset classes, and these funds came primarily from the deposit growth of the Bank. Partially offsetting this was a relative increase in interest expense on time deposits, our highest cost deposit category as a percentage share of total deposits.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the Company’s loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased $344,000 or 334.0% to $447,000 in the third quarter of 2003 compared to $103,000 in the third quarter of 2002. The higher provision for loan losses in 2003 was attributable to growth in the loan portfolio which this year included significant amounts of indirect automobile loans compared to very few in the prior year. Net charge-offs were $146,620 during the three months ended September 30, 2003, compared to $1,200 net recoveries for the same period in 2002. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

Non-interest income for the third quarter of 2003 was $2,897,131. This represents a $595,335 or 25.9% increase over the prior year quarter which totaled $2,301,796. The increase in non-interest income is attributable to an increase of $83,980 in service charges on deposit accounts; an increase of $251,243 in merchant bankcard processing income; a $184,413 increase in fees on mortgage loans sold; a $75,499 increase in retail investment services; a $2,166 increase in other income; offset by a $1,966 decrease in net investment security gains.

The increases in merchant bankcard processing income, fees on mortgage loans sold and retail investment services are primarily a result of volume increases. Service charges on deposit accounts increased primarily due to an increase in service charge fees.

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2003 was $7,040,194. This represents a $1,300,196 or 22.7% increase over the prior year quarter which totaled $5,739,998. The increase in non-interest expense is attributable to salaries and employee benefits increasing $624,620, net occupancy expense increasing $142,954, and other expense increasing $532,622. A portion of these increases are a result of the continuing expansion in the Southwest Florida market. The Bank added a new location there in the fourth quarter of 2002. The addition of this facility, as well as other branch openings in recent years and their continued growth, has caused the Bank to hire additional personnel and incur additional operating costs. Further, additional staffing has been required for the origination and servicing of indirect loans and to meet the compliance requirements under the Patriot Act and other new government regulations. We also had increased commission expense over the prior year, due to increased revenues from fees on mortgage loans sold and retail investment services. Additionally, this quarter the Bank reduced its carrying value of a foreclosed property by $168,000 to reflect a reduced market value, as discussed under the “Non-Performing Assets” section.

INCOME TAXES

The change in income tax expense is primarily attributable to the growth in income before income taxes. The provision for income taxes related to continuing operations totaled $614,800, for an effective tax rate of 35.0%, for the three months ended September 30, 2003, and $529,130 for an effective tax rate of 31.2%, for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

RESULTS OF OPERATIONS

The Company’s net income of $3,637,668 for the first nine months of 2003, was a $124,526 or 3.5% increase compared to $3,513,142 for the same period last year. Basic and diluted earnings per share for the first nine months of 2003 were $0.87 and $0.83 respectively as compared to $0.88 and $0.85 per share in the previous year’s nine month period.

Performance of banks is often measured by various ratio analyses. Two widely recognized indicators are return on average equity and return on average assets. Annualized return on average equity for the nine months ended September 30, 2003 was 13.21% on average equity of $36,717,000, compared to 15.35% on average equity of $30,509,000 for the same period in 2002. Annualized return on average assets of $611,244,000 for the nine months ended September 30, 2003 was 0.79%, compared to 0.89% on average assets of $527,169,000 for the same period in 2002.

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

Net interest income increased $2,667,825, or 17.3%, to $18.1 million, in the nine months ended September 30, 2003 as compared to the same period last year. The prime rate as published in the Wall Street Journal began 2002 at 4.75%, by November 2002 it had declined to 4.25% and in June 2003 it declined to 4.00%. Many of the Bank’s loans are indexed to this floating rate, although they also include floors. The lower level of prime rate in the first nine months of 2003 compared to the comparative period in 2002 did result in a lower average yield in the loan portfolio, however, increased volumes more than compensated for this allowing for the reported increase in interest income. In addition to this increase in interest income, the Company has been able to reprice maturing high-rate certificates of deposit and other funding sources resulting in a reduction in interest expense compared to the prior year.

In furtherance of our efforts to generate higher relative yielding assets, the Bank began a program to acquire indirect automobile loans. After significant study, we began in April 2002 to put together a department that we feel could safely acquire and service this type of product. We predominately buy loans from auto dealers in southwest Florida which are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. By the end of 2002, we were buying approximately $4 million per month of indirect automobile paper and as of September 30, 2003, we had approximately $50.9 million of indirect loans outstanding.

The average yield on interest-earning assets for the first nine months of 2003 was 6.20% which was a decrease of 35 basis points compared to the 6.55% yield earned during the first nine months of 2002. The average cost of interest-bearing deposits declined 40 basis points from 2.34% during the first nine months of 2002 to 1.94% for the comparable period in 2003, and the rate of all interest-bearing liabilities decreased 43 basis points, from 2.62% in 2002 to 2.19% in 2003. The Company’s net interest margin increased to 4.40% in the first nine months of 2003 compared to 4.36% in the first nine months of 2002. We anticipate interest rates slowly trending up over the next twelve months. If this occurs or if rates remain stable, net interest margin should expand only slightly due principally to strong new loan production.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the nine months ended September 30, 2003 and September 30, 2002.

		2003			2002

	AVERAGE	INCOME/	YIELDS	AVERAGE	INCOME/	YIELDS
	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES
(Dollars in thousands)
Interest-earning assets:
Loans (1)(2)	$469,225	$23,254	6.63%	$395,061	$20,440	6.92%
Investment securities - taxable	47,886	1,736	4.85%	51,765	2,211	5.71%
Investment securities – tax exempt (2)	7,194	358	6.65%	5,545	301	7.26%
Interest-bearing deposits in other banks	327	2	0.71%	307	4	1.78%
Federal Home Loan Bank stock	1,476	40	3.62%	1,500	61	5.41%
Federal funds sold	26,132	227	1.16%	21,329	268	1.68%

Total interest-earning assets	552,240	25,617	6.20%	475,507	23,285	6.55%

Non-interest-earning assets:
Cash and due from banks	15,463			13,553
Investment in ERAS	69			255
Premises and equipment, net	19,247			17,462
Allowances for loan losses	(4,561)			(3,897)
Other assets	28,786			24,289

Total non-interest-earning assets	59,004			51,662

Total assets	$611,244			$527,169

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$57,636	170	0.39%	$50,496	211	0.56%
Money market	127,772	891	0.93%	129,807	1,319	1.36%
Savings deposits	34,677	133	0.51%	29,575	170	0.77%
Other time deposits	196,239	4,862	3.31%	145,621	4,527	4.16%

		2003			2002

	AVERAGE	INCOME/	YIELDS	AVERAGE	INCOME/	YIELDS
	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES
(Dollars in thousands)
Total interest-bearing deposits	416,324	6,056	1.94%	355,499	6,227	2.34%
Other interest-bearing liabilities:
Notes payable	5,250	360	9.16%	5,250	360	9.16%
Short-term borrowings and FHLB advances	18,319	176	1.28%	22,441	323	1.92%
Trust preferred securities	13,000	833	8.57%	13,000	856	8.80%

Total interest-bearing liabilities	452,893	7,425	2.19%	396,190	7,766	2.62%

Non-interest-bearing liabilities and stockholders’ equity:
Demand deposits	114,214			94,806
Other liabilities	7,420			5,664
Stockholders’ equity	36,717			30,509

Total non-interest-bearing liabilities and stockholders’ equity	158,351			130,979

Total liabilities and stockholders’ equity	$611,244			$527,169

Interest rate spread (tax equivalent basis)			4.01%			3.93%

Net interest income (tax equivalent basis)		$18,192			$15,519

Net interest margin (3) (tax equivalent basis)			4.40%			4.36%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income for the nine months ended September 20, 2003 and September 30, 2002. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2003 compared to 2002 (1)
	Due to changes in

			Net
	Average	Average	Increase
(In thousands)	Volume	Rate	(Decrease)

INTEREST INCOME
Loans (2)	$4,174	$(1,360)	$2,814
Investment Securities (2)	(61)	(357)	(418)
Interest-bearing deposits in other banks	—	(2)	(2)
Federal Home Loan Bank Stock	(1)	(20)	(21)
Federal Funds sold	76	(117)	(41)

Total interest income	4,188	(1,856)	2,332

INTEREST EXPENSE
NOW Accounts	42	(83)	(41)
Money Market	(20)	(408)	(428)
Savings deposits	39	(76)	(37)
Other time deposits	1,770	(1,435)	335
Notes payable	—	—	—
Trust preferred securities	—	(23)	(23)
Short-term borrowings and FHLB advances	(52)	(95)	(147)

Total interest expense	1,779	(2,120)	(341)

Change in net interest income	$2,409	$264	$2,673

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(2)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in TIB Financial Corp’s loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased $666,000 or 180.5% to $1,035,000 in the first nine months of 2003 compared to $369,000 in the comparable prior year period. The higher provision for loan losses in 2003 was attributable to growth in the loan portfolio and higher net charge-offs. Net charge-offs were $452,580 during the nine months ended September 30, 2003, compared to $199,079 for the same period in 2002. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

Non-interest income for the first nine months of 2003 was $9,063,320. This represents a $1,565,325 or 20.9% increase over the prior year period which totaled $7,497,995. The increase in non-interest income is attributable to an increase of $164,587 in service charges on deposit accounts; an increase of $390,297 in merchant bankcard processing income; a $64,291 increase in gain on sale of government guaranteed loans; a $721,675 increase in fees on mortgage loans sold; a $130,331 increase in retail investment services; a $202,393 increase in gain on sale of investment in ERAS Joint Venture; a $26,507 increase in other income; offset by a $134,756 decrease in net investment security gains.

The increases in merchant bankcard processing income, fees on mortgage loans sold and retail investment services are primarily a result of volume increases. On May 29, 2003, we sold our remaining interest in ERAS Joint Venture for $326,667. We recognized a pretax gain of approximately $202,000 on this transaction. The net gain from the sale of investment securities will vary based upon the sales and calls of the individual securities in the investment portfolio. In 2002, the gain was primarily the result of the sale of two corporate securities which netted a gain of approximately $65,000 in the first quarter of 2002 and the sale of two agency securities in the second quarter of 2002 that netted a gain of approximately $64,000. The amount in 2003 relates to the gain on certain calls of investment securities in the first and third quarters. Gain on sale of government guaranteed loans result from a relatively small number of transactions and, therefore, the revenue recognition from these transactions can vary considerably depending on the number of loans sold and the dollar amount of the transactions. There was one loan sold in the first nine months of 2002 and one loan sold in the first nine months of 2003. Service charges on deposit accounts increased primarily due to an increase in service charge fees. Also included in non-interest income is an increase in fee income resulting from the Bank’s expansion of its residential mortgage origination function into the transaction rich market of Southwest Florida. These fees result from the immediate sale of fixed rate residential mortgages into the secondary market.

NON-INTEREST EXPENSE

Non-interest expense for the first nine months of 2003 was $20,691,803. This represents a $3,247,059 or 18.6% increase over the prior year period which totaled $17,444,744. The increase in non-interest expense is attributable to salaries and employee benefits increasing $1,812,252, net occupancy expense increasing $458,037, and other expense increasing $976,770. A portion of these increases are a result of the continuing expansion in the Southwest Florida market. The Bank added a new location there in the fourth quarter of 2002. The addition of this facility, as well as other branch openings in recent years and their continued growth, has caused the Bank to hire additional personnel and incur additional operating costs. Opening new branch facilities is dilutive to earnings in the near term but may be a factor in achieving sustainable long-term growth. Further, additional staffing has been required to handle the growing lending portfolios, increased customer activity and compliance with new government regulations, such as the Patriot Act. This includes additional staffing for the origination and servicing of indirect loans which began in the second quarter of 2002. Another reason for the salaries and employee benefits increase is the higher commission expense that resulted from increased revenues from non-interest income sources, such as fees on mortgage loans sold, retail investment services, and gain on sale of government guaranteed loans. Additionally, the Bank has reduced its carrying value of a foreclosed property by a total of $262,000 in 2003 to reflect a reduced market value as discussed under the “Non-Performing Assets” section.

INCOME TAXES

The change in income tax expense is primarily attributable to the growth in income before income taxes. The provision for income taxes related to continuing operations totaled $1,890,100, for an effective tax rate of 35.0%, for the nine months ended September 30, 2003, and $1,709,230, for an effective tax rate of 33.6%, for the nine months ended September 30, 2002.

BALANCE SHEET

Total assets at September 30, 2003 were $645,898,279, up 13.9% from total assets of $567,148,646 at December 31, 2002. Loans net of deferred loan costs increased $69,548,159, or 15.7%, to $512,076,093 for the first nine months of 2003 from year end 2002. Also, in the same period, federal funds sold increased $4,180,000, and investment securities increased $10,622,801.

Asset growth was primarily funded by an increase in deposits of $60,199,667, or 12.5%. At September 30, 2003, the Company had $3,072,256 in short-term borrowings compared to $4,578,959 at December 31, 2002. Short-term borrowings consist of securities sold under agreements to repurchase and Treasury tax deposits. Advances from the Federal Home Loan Bank totaled $35 million at September 30, 2003 as compared to $20 million at December 31, 2002.

Shareholders’ equity totaled $39,963,952 at September 30, 2003, increasing $6,457,875 from December 31, 2002. In June 2003, the Company completed a private placement of 280,653 shares of its common stock to individuals who qualify as “accredited investors” under the federal and state securities laws. Residents of Monroe County, Southwest Florida and Homestead/Florida City purchased shares, along with three members of the Company’s Board of Directors and an executive officer. The private placement raised approximately $4.3 million in capital at a sales price of $15.64 per share which was priced at 95% of the average closing bid price for the shares during the five consecutive trading days ending on the fifth business day prior to the commencement of the offering. The shares of common stock in this offering were not registered under the Securities Act of 1933, or any state securities laws pursuant to the private offering exemption under Section 4(2) of the Securities Act of 1933 and other state securities laws. The common stock may not be resold or otherwise transferred unless subsequently registered under the 1933 Act and other applicable state securities law, or pursuant to an exemption from applicable state and federal registration requirements.

Book value per share increased to $9.07 at September 30, 2003 from $8.30 at December 31, 2002. The Company paid a quarterly dividend of $0.11 per share in the first, second and third quarters of 2003 and $0.1075 per share in the first, second and third quarters of 2002.

NON-PERFORMING ASSETS

Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, restructured loans and other real estate. Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Non-performing assets for the periods ended September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002

Total nonaccrual loans	$587,002	$545,523
Accruing loans delinquent 90 days or more	—	—

Total non-performing loans	$587,002	$545,523
Repossessed personal property	416,429	70,801
Other real estate owned (a)	239,964	550,000
Other assets (a)	2,515,715	2,519,022

Total non-performing assets	$3,759,110	$3,685,346

Allowance for loan losses	4,854,919	4,272,499
Non-performing assets as a percent of total assets	0.58%	0.65%
Non-performing loans as a percent of gross loans	0.11%	0.12%
Allowance for loan losses as a percent of non-performing loans	827.07%	783.19%

(a) The Bank has made a loan originally totaling $10,000,000 to construct a lumber mill in northern Florida. Of this amount, $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. At December 31, 2000, the loan was past due greater than 90 days but was still maintained as an accruing loan because of the USDA guarantee and collateral value. During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at September 30, 2003 and December 31, 2002, and is accruing interest. Accrued interest on this loan totals approximately $569,000 and $505,000 at September 30, 2003 and December 31, 2002, respectively.

The Bank has been pursuing a sale of the property and equipment and has incurred various expenditures. The Bank has capitalized those liquidation costs and protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled $239,964 and $550,000 at September 30, 2003 and December 31, 2002, respectively. The non-guaranteed principal and interest ($1,961,000 at September 30, 2003 and December 31, 2002) and the capitalized liquidation costs and protective advance costs totaling approximately $555,000 and $558,000 at September 30, 2003 and December 31, 2002, respectively are included as “other assets” in the table above.

The Bank has sold certain pieces of equipment associated with the lumber mill property. Proceeds from these sales were used to reduce the other real estate amount and liquidation cost amounts recorded on the Bank’s books. In the second quarter of 2003, the Bank wrote down the carrying amount of the other real estate by $94,000 based upon anticipated proceeds from the sale of the property and remaining equipment. The Bank has since reduced the asking price of the property, and an additional write down of $168,000 was made in the third quarter of 2003.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. The Bank was awarded title to the real property on June 12, 2001, and an adjudicated interest in the owners trust proceeds. The time constraints imposed by Florida law required that the personal property be disposed of or charged off by December 2001. The Bank applied to the State of Florida for an extension to carry the personal property on the Bank’s books and was granted an extension to carry the personal property on its books until June 11, 2003. Since the property had not been liquidated as of June 11th, the Bank charged-off the non guaranteed principal and interest totaling $1,961,000 at June 30, 2003, for regulatory purposes. Since we believe this amount is ultimately realizable, we did not write off this amount for financial statement purposes under generally accepted accounting principles.

The allowance for loan losses amounted to $4,854,919 and $4,272,499 at September 30, 2003 and December 31, 2002, respectively.

The Company’s formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention and Substandard or worse. When appropriate a specific reserve will be established for individual loans. Otherwise, the Company allocates an allowance for each risk category. The allocations are based on factors including historical loss rate, economic conditions (local, national and global), strength of the Company’s management, recent trends in loan loss history, and concentrations of credit.

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

Based on an analysis performed by management at September 30, 2003, the allowance for loan losses is considered to be adequate to cover loan losses in the portfolio as of that date. However, because of the inherent uncertainty of the assumptions we use in our loan analyses, management cannot assure that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. The Company manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, TIB Financial Corp’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $90.2 million at September 30, 2003, under which $35 million was outstanding. Any advances are secured by the Bank’s one-to-four family residential mortgage loans.

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

The Company’s interest rate sensitivity position at September 30, 2003 is presented in the table below:

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or less	Months	Months	years	Years	Total

Interest-earning assets:
Loans	$203,420	$36,565	$33,702	$166,724	$70,042	$510,453
Investment securities-taxable	12,375	—	—	20,553	22,906	55,834
Investment securities-tax exempt	235	—	317	2,910	5,595	9,057
Federal Home Loan Bank stock	1,750	—	—	—	—	1,750
Federal funds sold	9,852	—	—	—	—	9,852
Interest bearing deposit in other bank	425	—	—	—	—	425

Total interest-bearing assets	228,057	36,565	34,019	190,187	98,543	587,371

Interest-bearing liabilities:
NOW accounts	61,795	—	—	—	—	61,795
Money Market	126,287	—	—	—	—	126,287
Savings Deposits	38,083	—	—	—	—	38,083
Other time deposits	28,286	22,664	77,424	74,171	6	202,551
Notes payable	—	—	—	—	5,250	5,250
Trust preferred securities	5,000	—	—	—	8,000	13,000
Other borrowings	38,072	—	—	—	—	38,072

Total interest-bearing liabilities	297,523	22,664	77,424	74,171	13,256	485,038

Interest sensitivity gap	$(69,466)	$13,901	$(43,405)	$116,016	$85,287	$102,333

Cumulative interest sensitivity gap	$(69,466)	$(55,565)	$(98,970)	$17,046	$102,333	$102,333

Cumulative sensitivity ratio	(11.8)%	(9.5)%	(16.8)%	2.9%	17.4%	17.4%

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

Even in the near term, the $99 million one year cumulative negative sensitivity gap exaggerates the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since the Company has experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is the Company’s policy to maintain its cumulative one year gap ratio in the –20% to +10% range. At September 30, 2003, the Company was within this range with a one year cumulative sensitivity ratio of (16.8)%.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2003, total commitments to extend credit were approximately $69.7 million in unfunded loan commitments.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At September 30, 2003, commitments under standby letters of credit aggregated approximately $1.4 million.

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

The following interest rate sensitivity analysis information as of September 30, 2003 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, the Company has been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7.0% floor. The Company currently has in excess of $173 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First, this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does constrain income gains in a rising rate market. In general, having this significant amount of loans at their floors reduces the Company’s overall rate sensitivity.

The Company attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities, wholesale funding, and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

	Interest Rates Decrease		Interest Rates	Interest Rates Increase
(Dollars in thousands)	200 BP	100 BP	Remain Constant	100 BP	200BP

2003 Interest Income	$32,939	$34,968	$37,091	$39,056	$41,384
2003 Interest Expense	6,503	7,757	9,714	12,452	15,191

Net Interest Income	$26,436	27,211	$27,377	$26,604	26,193

Change in net income after tax vs. constant rates	$(587)	$(104)		$(482)	$(739)

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

Not applicable.

Item 5. OTHER INFORMATION

Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31.1 – Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 99.1 - Report of Independent Accountants

(b)	Reports on Form 8-K

On July 28, 2003, the Company issued a press release announcing certain financial results and additional information related to its second quarter earnings.

On August 15, 2003, the Company reported it closed the sale of Keys Insurance Agency, Inc. to Richard Rosier and Derek Martin-Vegue.

On November 4, 2003, the Company issued a press release announcing certain financial results and additional information related to its third quarter earnings.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.

/s/ Edward V. Lett
Date:	November 7, 2003	Edward V. Lett President and Chief Executive Officer

/s/ David P. Johnson
David P. Johnson Executive Vice President and Chief Financial Officer