Form 10-K
period 2003-12-31
TIB FINANCIAL CORP
filed 2004-03-26
CIK 1013796

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year	Commission file number
ended December 31, 2003	000-21329

TIB FINANCIAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0655973
(State of Incorporation)	(I.R.S. Employer
Identification No.)
599 9th Street North
Naples, Florida	34102
(Address of Principal Executive Offices)	(Zip Code)

(239) 263-3344
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 19, 2004 was $82,045,601 based on $22.97 per share as of March 19, 2004.

The number of shares outstanding of issuer’s class of common stock at March 19, 2004 was 4,489,064 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2003 fiscal year end are incorporated by reference into Part III of this report.

		Page
	PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	78
SIGNATURES		80
	Ex-10.1: Employment Contract Edward V. Lett
	Ex-10.4: Employment Contract Millard J. Younkers
	Ex-10.5: Employment Contract David P. Johnson
	Ex-10.10: Form of Director Deferred Fee Agreement
	Ex-10.11: Form of Executive Officer Split Agrmnt
	Ex-10.12: Form of Director Split Dollar Agreement
	Ex-21.1: Subsidiaries of the Company
	Ex-23.1: Consent of Crowe Chizek and Company, LLC
	Ex-31.1: 302 Certification of CEO
	Ex-31.2: 302 Certification of CFO
	Ex-32.1: 906 Certification of CEO
	Ex-32.2: 906 Certification of CFO

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

PART I

     As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning), and the term “Bank” and "TIB Bank" means TIB Bank of the Keys and its subsidiaries (unless the context indicates another meaning).

ITEM 1.       BUSINESS

General

     We are a financial holding company whose business is conducted primarily through our wholly-owned subsidiary, TIB Bank. TIB Bank, which was formed in 1974, serves the Southern Florida market, principally Monroe, Collier, Lee, and South Miami-Dade Counties, Florida. TIB Bank is headquartered in Key Largo, Florida. We operate 14 banking offices and 17 ATMs throughout this area. At December 31, 2003, we had approximately $669.3 million in total assets, $553.8 million in total deposits, $538.6 million in total loans and shareholders’ equity of $41.2 million. TIB Bank’s deposits are insured by the Federal Deposit Insurance Corporation, up to applicable limits.

     Through our subsidiaries, we offer a wide range of commercial and retail banking and financial services to businesses and individuals. Our account services include checking, interest-bearing checking, money market, savings, certificates of deposit and individual retirement accounts. We offer all types of commercial loans to include: owner-occupied commercial real estate; acquisition, development and construction; income-producing properties; short-term working capital; inventory and receivable facilities; and equipment loans. We also offer a full complement of consumer loan products to include residential real estate, installment loans, home equity, home equity lines, and indirect auto dealer loans. Our lending focus is predominantly on small to medium-sized business and consumer borrowers. Most importantly, we provide our customers with access to local TIB Bank officers who are empowered to act with flexibility to meet customers’ needs in an effort to foster and develop long-term loan and deposit relationships.

     TIB Bank also engages in the origination and sale of the government guaranteed portion of loans, such as those offered by the Small Business Administration and the U.S. Department of Agriculture’s Rural Development Business and Industry Program. TIB Bank also engages through a wholly owned subsidiary, TIB Investment Center, Inc., in the retail sale of non-deposit investment products, such as variable and fixed rate annuities, mutual funds, equities, and other products.

     We are subject to examination and regulation by the Board of Governors of the Federal Reserve System, the Florida Office of Financial Regulation, and the Federal Deposit Insurance Corporation (FDIC). This regulation is intended for the protection of our depositors, not our shareholders.

     In October 2000, we purchased Keys Insurance Agency of Monroe County, Inc. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) had three offices in the Florida Keys and one office in Naples and brokered a full line of commercial and residential hazard insurance coverage as well as life and health insurance and annuities. In August 2003, we sold the assets of Keys Insurance Agency, Inc., and exited this line of business. In 2004, we also eliminated TIB Government Loan Specialists, Inc. as a subsidiary, but continue to conduct its government-guaranteed loan program through TIB Bank.

Business Strategy

     Our business strategy is to operate as a profitable, diversified financial services company providing a variety of banking and other financial services, with an emphasis on consumer and residential mortgage lending and commercial business loans to small and medium sized businesses. As a result of the consolidation of small and medium sized financial institutions, we believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. We emphasize comprehensive retail and small business products and responsive, decentralized decision-making which reflects our knowledge of our local markets and customers.

     To continue asset growth and profitability, our marketing strategy is targeted to:

•	Provide customers with access to our local executives who make key credit and account decisions;

•	Pursue commercial lending opportunities with small to mid-sized businesses which we believe are underserved by our larger competitors;

•	Continue originating indirect auto dealer loans to enhance margins, effectively utilizing our funding sources;

•	Cross-sell our products and services to our existing customers to leverage our relationships and enhance profitability; and

•	Adhere to safe and sound credit standards to maintain the continued quality of assets as we implement our growth strategy.

Banking services

     Commercial Banking. TIB Bank focuses its commercial loan originations on small and midsized business (generally up to $5 million in annual sales) and such loans are usually accompanied by significant related deposits. Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Commercial loan products include commercial real estate construction and term loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. TIB Bank offers a range of cash management services and deposit products to its commercial customers. Computerized banking is currently available to TIB Bank’s commercial customers.

     Retail Banking. TIB Bank’s retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by TIB Bank to meet the varied needs of its customers from young persons to senior citizens. In addition to traditional products and services, TIB Bank offers contemporary products and services, such as debit cards, mutual funds and annuities, Internet banking and electronic bill payment services. Consumer loan products offered by TIB Bank include home equity lines of credit, second mortgages, new and used auto loans, including indirect loans through auto dealers, new and used boat loans, overdraft protection, and unsecured personal credit lines.

     Mortgage Banking. TIB Bank’s mortgage banking business is structured to provide a source of fee income largely from the process of originating product for sale on the secondary market (primarily fixed rate loans), as well as the origination of primarily adjustable rate loans to be held in TIB Bank’s loan portfolio. Mortgage banking capabilities include conventional and nonconforming mortgage underwriting; and construction and permanent financing.

Lending activities

     Loan Portfolio Composition. At December 31, 2003, TIB Bank’s loan portfolio totaled $538.6 million, representing approximately 80% of our total assets of $669.3 million. For a discussion of our loan portfolio, see “Management’s Discussion of Financial Condition and Results of Operation - Loan Portfolio.”

     The composition of TIB Bank’s loan portfolio at December 31, 2003 and 2002 is indicated below, along with the growth from the prior year.

		% of		% of	% increase
	Total loans	Loans to	Total loans	Loans	(decrease) from
	December 31,	Total	December 31,	to Total	December 31,
(dollars in thousands)	2003	Loans	2002	Loans	2002 to 2003
Real estate mortgage loans:
Commercial	$297,221	55.2	$265,113	60.0	12.1
Residential	60,104	11.2	68,389	15.5	(12.1)
Farmland	2,317	0.4	443	0.1	423.0
Construction	32,089	6.0	14,893	3.4	115.5
Commercial and agricultural loans	63,624	11.8	49,212	11.1	29.3
Indirect auto dealer loans	59,437	11.0	16,855	3.8	252.6
Other consumer loans	11,232	2.1	9,364	2.1	19.9
Home equity loans	12,574	2.3	17,475	4.0	(28.0)

TOTAL	$538,598	100	$441,744	100	21.9%

     Our non-performing loans as a percentage of gross loans decreased from 0. 12% at December 31, 2002 to 0.07% at December 31, 2003.

     Commercial Real Estate Mortgage Loans. At December 31, 2003, TIB Bank’s commercial real estate loan portfolio totaled $297.2 million. The Bank also has $2.3 million in loans outstanding that are secured by farmland. TIB Bank originates mortgage loans secured by commercial real estate. Such loans are primarily secured by hotels, guesthouses, restaurants, retail buildings, and general purpose business space. Although terms may vary, TIB Bank’s commercial mortgages generally are long term in nature, owner-occupied, and variable-rate loans. TIB Bank seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area and obtaining periodic financial statements and tax returns from borrowers. It is also TIB Bank’s general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral. In conjunction with above, TIB Bank also engages in the origination and sale of the government guaranteed portions of loans such as those offered by the Small Business Administration and the U.S. Department of Agriculture Rural Development Business and Industry Program. TIB Bank is designated as a preferred lender by the SBA.

     Commercial Loans. At December 31, 2003, TIB Bank’s commercial loan portfolio totaled $63.6 million. TIB Bank originates secured and unsecured loans for business purposes. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. It is TIB Bank’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

     Construction Loans. At December 31, 2003, TIB Bank’s construction loan portfolio totaled $32.1 million. TIB Bank provides interim real estate acquisition development and construction loans to builders, developers, and persons who will ultimately occupy the building. Real estate development and construction loans to provide interim financing on the property are based on acceptable percentages of the appraised value of the property securing the loan in each case. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. TIB Bank carefully monitors these loans with on-site inspections and control of disbursements.

     Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely in the value of the underlying property, TIB Bank considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrowers equity in the project, independent appraisals, costs estimates and pre-construction sale information.

     Loans to individuals for the construction of their primary or secondary residences are secured by the property under construction. The loan to value ratio of construction loans is based on the lesser of the cost to construct or the appraised value of the completed home. Construction loans have a maturity of 12 months. These construction loans to individuals may be converted to permanent loans upon completion of construction.

     Residential Real Estate Mortgage Loans. At December 31, 2003, TIB Bank’s residential loan portfolio totaled $60.1 million. TIB Bank originates adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. TIB Bank will place some of these, primarily adjustable rate, loans into its portfolio, although the substantial majority are sold to investors.

     Indirect Auto Dealer Loans. At December 31, 2003, TIB Bank’s indirect auto dealer loans portfolio totaled $59.4 million. The Bank buys loans that have been originated by automobile dealerships, This is commonly referred to as indirect lending, We predominately buy loans from auto dealers in southwest Florida and they are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles.

     The balance of outstanding indirect loans grew quickly in 2003 since it was still a relatively new product for us and, therefore, the payoffs and paydowns were not significant. This allowed the majority of the new production to remain as outstanding balances. Since the expected life of these loans is approximately two years, the level of outstanding indirect loans is expected to level off as this program matures. We therefore expect that indirect loans will not exceed 25% of total loans outstanding.

     We anticipate being able to deliver strong results while maintaining credit quality in our indirect lending operations due to a combination of factors including:

•	Business with a limited number of dealers - The dealerships we do business with are characterized by being very sound financially and trade predominately in vehicles which retain market value reasonably well over time. We continually monitor dealers for compliance with our lending guidelines. We endeavor to be one of the main buyers of loans from every dealer we do business with which allows us to have a cooperative relationship with that dealer.

•	Thorough underwriting of applicants - We evaluate credit scores and other pertinent information such as the stability of the applicant’s job, home ownership, and the nature of any credit issues which may give us a better indication of creditworthiness than just the credit score.

•	Effective collections - We get to customers quickly and more often as payment issues arise. We begin contacting the customer once their payment is 10 days past due. After an account is 15 days past due, it is referred to a collection company for resolution including field contacts as necessary.

•	Sale of repossessed automobiles at retail price - We sell most of the repossessed automobiles we acquire on a retail less commission basis instead of wholesale through auctions. We are able to do this because we have an established relationship with a dealer who sells the automobiles for us. This has helped reduce our loss per vehicle.

     Other Consumer Loans and Home Equity Loans. At December 31, 2003, TIB Bank’s consumer loan portfolio totaled $11.2 million, and its home equity portfolio totaled $12.6 million. TIB Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 85% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 10 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.

Credit administration

     TIB Bank’s lending activities are subject to written policies approved by the board of directors to ensure proper management of credit risk. Loans are subject to a defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential underperforming credits, estimate loss exposure, and to ascertain compliance with TIB Bank’s policies. Management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

     TIB Bank generally does not make commercial or consumer loans outside its market area unless the borrower has an established relationship with TIB Bank and conducts its principal business operations within TIB Bank’s market area. Consequently, TIB Bank and its borrowers are affected by the economic conditions prevailing in its market area.

Merchant Bankcard Processing

     The Bank processes credit card transactions for merchants primarily in the Florida Keys. As a vacation destination, merchants in the Florida Keys typically generate a high volume of credit card transactions. The Bank competes for merchant bankcard processing business primarily on the basis of customer service. In the typical merchant bankcard transaction, the Bank pays the merchant the amount of the charge less a negotiated fee which is reflected as merchant bankcard processing income in our financial statements. In order to obtain payment of the charge from the issuing bank or its processor, the Bank must pay interchange fees, which are deducted from the payment and reflected as a part of merchant bankcard processing expenses. As a merchant bankcard processor, the Bank bears the risk of loss if a credit card customer disputes a charge and the Bank cannot recover from the merchant.

Investment and insurance activities

     TIB Bank engages through a wholly owned subsidiary, TIB Investment Center, Inc., in the retail sale of nondeposit investment products such as variable and fixed rate annuities, mutual funds and other products. TIB Bank has entered into an agreement with Raymond James Financial Services, Inc., a thirdparty provider which audits and provides support services to make sure we comply with all NASD regulations as they pertain to Bank investment programs.

Employees

     As of December 31, 2003, the Bank employed 261 full-time employees and 15 part-time employees. Except for certain officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. The Company and its subsidiaries are not a party to any collective bargaining agreement, and management believes the Company and its subsidiaries enjoy satisfactory relations with its employees.

Related Party Transactions

     At December 31, 2003, we had $538.6 million in total loans outstanding, of which $2.0 million was outstanding to certain of our executive officers, directors, and security holders who own more than 10% of our voting securities, and their related business interests. In the ordinary course of business, TIB Bank makes loans to our directors and their affiliates and to policy-making officers, all of which are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collectibility.

SUPERVISION AND REGULATION

General

     We are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects, as well as those of TIB Bank.

Federal Bank Holding Company Regulation and Structure

     We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and, as such, we are subject to regulation, supervision, and examination by the Federal Reserve. We are required to file annual and quarterly reports with the Federal Reserve and to provide the Federal Reserve with such additional information as it may require. The Federal Reserve may examine us and our subsidiaries.

     With certain limited exceptions, we are required to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. In acting on applications for such approval, the Federal Reserve must consider various statutory factors, including among others, the effect of the proposed transaction on competition in the relevant geographical and product markets, each party’s financial condition and management resources and record of performance under the CRA. Additionally, with certain exceptions any person proposing to acquire control through direct or indirect ownership of 25% or more of any of our voting securities is required to give 60 days’ written notice of the acquisition to the Federal Reserve, which may prohibit the transaction, and to publish notice to the public.

     Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the Federal Reserve, we may acquire more than 5% of the assets or outstanding shares of a company engaging in nonbank activities determined by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. Recent changes in law have significantly increased the right of an eligible bank holding company, called a “financial holding company,” to engage in a full range of financial activities, including insurance and securities activities, as well as merchant banking and other financial services. We are a financial holding company and thus have expanded financial affiliation opportunities as long as TIB Bank remains a well-capitalized bank under the standards discussed below, and also meets certain other requirements. As of December 31, 2003, TIB Bank met these requirements for our continued qualification as a financial holding company.

     Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, investments in their securities, and the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from TIB Bank for our cash needs, including funds for the payment of dividends, interest and operating expenses. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, TIB Bank may not generally require a customer to obtain other services from itself or us, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer. The Federal

Reserve has ended the anti-tying rules for bank holding companies and their non-banking subsidiaries. Such rules were retained for banks.

     Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it. In addition, depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution.

Federal and State Bank Regulation

     TIB Bank is a Florida state-chartered bank, with all the powers of a commercial bank regulated and examined by the Florida Office of Financial Regulation and the FDIC. The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities that violate law, regulation or written agreement with the FDIC. Enforcement powers also regulate activities that are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

     In its lending activities, the maximum legal rate of interest, fees and charges that a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount that may be loaned to any one customer and its related interest to capital levels. TIB Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with TIB Bank and not involve more than the normal risk of repayment. TIB Bank is also subject to federal laws establishing certain record keeping, customer identification and reporting requirements with respect to certain large cash transactions, sales and travelers’ checks or other monetary instruments, and international transportation of cash or monetary instruments. Further, under the USA Patriot Act of 2001, financial institutions, including TIB Bank, are required to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.

     The Community Reinvestment Act requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluates the record of the financial institution in meeting the credit needs in its communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, TIB Bank has a Community Reinvestment Act rating of “Satisfactory.”

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may subject the institution to regulatory sanctions if required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. We, on behalf of TIB Bank, believe that we meet substantially all standards that have been adopted. This law also imposes capital standards on insured depository institutions. See “Capital Requirements” below.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 also provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels with more scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the FDIC insurance funds and the implementation of risked-based premiums.

Deposit Insurance

     As a FDIC member institution, deposits of TIB Bank are currently insured to a maximum of $100,000 per category of ownership of depositor through the Bank Insurance Fund, which is administered by the FDIC.

Limits on Dividends and Other Payments

     Our current ability to pay dividends is largely dependent upon the receipt of dividends from TIB Bank. Both federal and state laws impose restrictions on the ability of TIB Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution like TIB Bank if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized.” See “Capital Requirements” below. The Federal Reserve has issued a policy statement that provides that bank holding companies should pay dividends only out of the prior year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. For a Florida state-chartered bank, dividends may be paid out of so much of the bank’s aggregate net profits for the current year combined with its retained earnings for the preceding two years as the board deems appropriate. No dividends may be paid at a time when a bank’s net income from the preceding two years is a loss or which would cause the capital accounts of TIB Bank to fall below the minimum amount required by law. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

Capital Requirements

     The Federal Reserve and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangement which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities to 100% for assets with relatively high credit risk, such as business loans.

     A banking organization’s risk-based capital ratio is obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. “Tier 1,” or core capital includes common equity, perpetual preferred stock (excluding auction rate issues), trust preferred securities (subject to certain limitations), and minority interest in equity accounts of consolidated subsidiaries (less goodwill and other intangibles), subject to certain exceptions. “Tier 2,” or supplementary capital, includes, among other things limited-life preferred stock, hybrid capital instruments, mandatory convertible securities and trust preferred securities, qualifying and subordinated debt, and the allowance for loan and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

     The federal banking agencies are required to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. As a result, the federal bank regulatory authorities have adopted regulations setting forth a five tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. As of December 31, 2003, both the Company and TIB Bank met the definition of a “well-capitalized” institution.

     A depository institution generally is prohibited from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

     The federal banking agencies also have significantly expanded powers to take enforcement action against institutions that fail to comply with capital or other standards. Such action may include limitations on the right to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC. The circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver also is limited under law. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of TIB Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to us.

Interstate Banking Legislation

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states authorize such transactions. Florida has enacted a law which permits interstate branching through merger transactions under the federal interstate laws. Under the Florida law, with the prior approval of the Florida Office of Financial Regulation, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, Florida law provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate branches of a Florida bank that participated in such merger.

Financial Services Modernization

     Enacted in 1999, the Graham-Leach-Bliley Act reforms and modernizes certain areas of financial services regulations and repeals the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured financial institution. The Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, with new expedited notice procedures. The Act also permits certain qualified national banks to form “financial subsidiaries,” which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential financial activities of subsidiaries of state banks, subject to applicable state law. The range of activities in which bank holding companies and their subsidiaries may engage is not as broad, and the Act may increase the competition that we face. The law also includes substantive requirements for maintenance of customer financial privacy.

Sarbanes-Oxley Act

     In 2002, the Sarbanes-Oxley Act was enacted which imposes a myriad of corporate governance and accounting measures designed so that shareholders have full and accurate information about the public companies in which they invest. All public companies are affected by the Act. Some of the principal provisions of the Act include:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

•	expansion of the authority and responsibilities of the company’s audit, nominating and compensation committees;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	enhanced penalties for fraud and other violations.

Other Legislative Considerations

     The United States Congress and the Florida Legislature periodically consider and may adopt legislation that results in additional deregulation, among other matters, of banks and other financial institutions. Such legislation could modify or eliminate current prohibitions with other financial institutions, including mutual funds, securities, brokerage firms, insurance companies, banks from other states, and investment banking firms. The effect of any such legislation on our business or that of TIB Bank cannot be accurately predicted. We cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect on us.

Competition

     The banking business is highly competitive. Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank encounters strong competition from most of the financial institutions in the Bank’s primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank does not provide presently. Management believes that personalized service and competitive pricing is a sustainable competitive advantage that will provide it with a method to compete effectively in our primary service area.

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

FDIC Insurance Assessments

     The FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Statistical Information

     Certain statistical information is found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

ITEM 2.       PROPERTIES

     The Company and the Bank’s executive offices are located at 99451 Overseas Highway, Key Largo, Monroe County, Florida. This is a two-story building owned by the Bank that contains approximately 13,275 square feet of finished space. The building is used for office space and the operation of a branch facility. In March 2004, we relocated the Company’s executive offices to 599 9th Street North, Naples, Florida.

     The Bank’s other thirteen branches are located at 600 North Homestead Boulevard in Homestead, 777 North Krome Avenue in Homestead, 103330 Overseas Highway in Key Largo, 91980 Overseas Highway in Tavernier, 80900 Overseas Highway in Islamorada, 11401 Overseas Highway in Marathon Shores, 2348 Overseas Highway in Marathon, 30400 Overseas Highway in Big Pine Key, 330 Whitehead Street in Key West, 3618 N. Roosevelt Drive in Key West, 8100 Health Center Boulevard in Bonita Springs, 599 9th Street North in Naples, and 1720 J & C Boulevard – Suite 1 in Naples, Florida. The main office and branch properties are owned by the Bank, with the exception of the 8100 Health Center Boulevard and 1720 J & C Boulevard locations which are leased. The Bank owns the first floor of the building located at 599 9th Street North, but does not own the land.

     The Bank also owns four other properties. The Bank owns a one-story building containing approximately 5,000 square feet on a one-half acre lot located at 100210 Overseas Highway, Key Largo. This building is partly leased to an insurance agency (owned by the Company until August 2003) and the remainder of the building is used by the Bank as a training center and office space. The Bank owns a three-story building at 228 Atlantic Boulevard, Key Largo, Florida that is utilized by the Bank primarily for its loan operations and human resources departments. The Bank owns a building located at 28 N.E. 18th Street in Homestead that is used for office space. In 2003, the Bank purchased a parcel of land located at 12195 Metro Parkway in Ft. Meyers, Florida, where it plans to construct a branch in 2004.

     The Bank leases office space at 9915 Tamiami Trail North – Suite 2 in Naples, and at 1119 US Highway 27 South in Sebring, Florida for the Bank’s residential lending operations. Office space is also leased at 5800 Overseas Highway Suite 41 in Marathon, Florida for its commercial lending department and at 630 Washington Avenue in Homestead, Florida for office space, including its customer service operations department.

     The Bank has entered into a lease for office and parking space at 3940 Prospect Avenue, in Naples, Florida. A branch will be constructed on this site and will open in 2004.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the Company’s fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES

     Our common stock trades on the NASDAQ National Market under the symbol “TIBB.” As of December 31, 2003, there were 400 registered shareholders of record and 4,431,328 shares of our common stock outstanding. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ National Market:

	2003		2002
Quarter Ended	High	Low	High	Low
March 31	$17.17	$14.91	$12.95	$11.16
June 30	18.50	15.50	15.00	12.15
September 30	18.60	16.75	15.00	13.00
December 31	24.99	18.32	16.25	12.38

     For the year ended December 31, 2003, we paid cash dividends to our shareholders in the amount of $.11 per share for the first three quarters and $.1125 per share for the last quarter ($.4425 in the aggregate). For the year ended December 31, 2002, we paid cash dividends to our shareholders in the amount of $.1075 per share for the first three quarters and $.11 per share for the last quarter ($.4325 in the aggregate). Our ability to continue to pay cash dividends to our shareholders is primarily dependent on the earnings of the Bank. Payment of dividends by the Bank to us is limited by dividend restrictions in capital requirements imposed by Bank regulators. Information regarding restrictions on the ability of the Bank to pay dividends to us is contained in Note 14 of the “Notes to Consolidated Financial Statements” contained in Item 8 hereof. In general, future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and our financial condition as well as that of the Bank.

ITEM 6.       SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 is unaudited and has been derived from our Consolidated Financial Statements and from our records. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA

Balance Sheet Data:
As of December 31,	2003	2002	2001	2000	1999
Total Assets	$669,298	$567,149	$494,111	$439,320	$392,129
Investment Securities	52,557	54,268	52,354	68,019	60,362
Gross Loans	538,598	441,744	379,104	315,574	290,614
Allowance for loan losses	5,216	4,272	3,675	3,268	2,997
Deposits	553,813	482,683	415,736	392,427	346,904
Shareholders’ Equity	41,246	33,506	28,672	26,237	28,302

Statement of Income Data:
Year ended December 31,	2003	2002	2001	2000	1999
Interest and dividend income	$34,606	$31,316	$33,717	$32,189	$27,906
Interest expense	9,839	10,329	15,797	14,775	11,299
Net interest income	24,767	20,987	17,920	17,414	16,607
Provision for loan losses	1,586	791	1,005	332	540
Net interest income after provision for loan losses	23,181	20,196	16,915	17,082	16,067
Non-interest income	12,037	10,428	9,998	7,484	7,167
Non-interest expense	27,569	23,632	20,916	17,830	16,741
Income tax expense	2,672	2,386	2,058	2,482	2,327
Cumulative effect of change in accounting principle, net of tax benefit	—	—	—	—	(47)
Income from continuing operations	4,977	4,606	3,939	4,254	4,119
Income (loss), net of taxes, from discontinued operations	125	129	(45)	(32)	—
Net income	5,102	4,735	3,894	4,222	4,119

Per Share Data:
Year ended December 31,	2003	2002	2001	2000	1999
Book value per share at year end	$9.31	$8.30	$7.27	$6.72	$6.44
Basic earnings per share from continuing operations	$1.17	$1.15	$1.00	$1.03	$0.94
Basic earnings per share from discontinued operations	0.03	0.04	(0.01)	(0.01)	—

Basic earnings per share	$1.20	$1.19	$0.99	$1.02	$0.94
Diluted earnings per share from continuing operations	$1.12	$1.11	$0.96	$1.00	$0.91
Diluted earnings per share from discontinued operations	0.03	0.03	(0.01)	(0.01)	—

Diluted earnings per share	$1.15	$1.14	$0.95	$0.99	$0.91
Basic weighted average common equivalent shares outstanding	4,257,224	3,992,775	3,923,763	4,140,234	4,388,336
Diluted weighted average common equivalent shares outstanding	4,435,861	4,144,855	4,096,767	4,274,155	4,543,784
Dividends declared	$0.4425	$0.4325	$0.43	$0.4225	$0.4125

Ratios	2003	2002	2001	2000	1999
Return on average assets	0.82%	0.89%	0.82%	1.05%	1.07%
Return on average equity	13.56%	15.21%	14.15%	15.54%	15.05%
Average equity/average assets	6.05%	5.82%	5.79%	6.74%	7.11%
Net interest margin	4.43%	4.39%	4.22%	4.74%	4.78%
Dividend payout ratio	36.92%	36.47%	43.32%	41.43%	43.95%
Allowance for loan losses/total loans	0.97%	0.97%	0.97%	1.04%	1.03%
Non-performing assets/total assets	0.55%	0.65%	0.90%	0.57%	0.53%
Non-performing loans/gross loans	0.07%	0.12%	0.42%	0.80%	0.71%
Allowance for loan losses/non-performing loans	1,336.33%	783.19%	231.07%	129.84%	145.25%
Non-interest expense/net interest income and non-interest income from continuing operations	74.91%	75.22%	74.92%	71.61%	70.42%

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

     TIB Bank operates primarily as a real estate secured commercial lender, focusing on middle-market businesses in our Southern Florida markets. TIB Bank was formed in and has a substantial market presence in the Florida Keys. In recent years, the Bank has expanded into the adjacent Florida counties of Miami-Dade, Collier and Lee. The Bank funds its commercial lending activity by gathering retail and commercial deposits from our service area. Significant economic growth in the southern portion of Miami-Dade County and along the southwest coast of Florida (Naples, Bonita Springs, and Ft. Myers area) offers an opportunity for us to grow our core banking franchise in these contiguous markets.

     We are utilizing a de novo branching strategy of evaluating and selecting sites and building new bank branch locations to enter and grow in these new markets. We believe that due to the cost of acquiring existing facilities, de novo expansion is the most economical method for us to build market share in many of the areas where we seek to have a presence. While we expect to experience short-term earnings dilution as a result of the increased costs of developing and expanding our branch system, we believe the resulting growth will add significant value to our franchise. Although organic growth has been the method of choice to date, growth through acquisition would be considered if pricing, market and culture fit were advantageous to our growth and expansion plans.

Performance Overview

     We earned net income of $5,102,118 in 2003, representing a $366,846, or a 7.7% increase from the prior year. Net income for 2002 was $4,735,272, which was a 21.6% increase over 2001.

     Basic earnings per share for 2003 were $1.20 compared to $1.19 in 2002. Basic weighted-average common equivalent shares outstanding in 2003 were 4,257,224 compared to 3,992,775 in 2002. This increase in shares outstanding of 6.6% resulted from the exercise of stock options and the issuance of 280,653 shares in June 2003 in connection with a private placement that raised $4.3 million in new capital.

     Diluted earnings per share for 2003 were $1.15 compared to $1.14 in 2002. Diluted weighted-average common equivalent shares outstanding in 2003 were 4,435,861 compared to 4,144,855 in 2002.

     Net interest income in 2003 increased 18.0%, or $3.8 million, to $24.8 million from $21.0 million reported in 2002. Our interest margin increased from 4.39% in 2002 to 4.43% in 2003. Margins have been stable to slightly higher over the recent years due to a number of factors. First, a substantial portion of our commercial loans are at their interest rate floors. Second, we have increased the relative portion of loans to the total earning assets of the Bank. Finally, indirect auto lending has somewhat better yields than other loans generally. Going forward, our margins should remain fairly stable as an increasing percentage of indirect loans should offset slightly lower yields on other loans from competitive pressures.

     Non-interest income increased 15.4%, or $1.6 million, to $12.0 million in 2003 primarily due to continued strong growth in our fee income from the sale of residential loan originations and merchant bankcard processing income. The continuing favorable rate environment for residential mortgage lending contributed to another record year of residential loan production. Fees on sales of residential mortgage loans sold increased 39.0% to $2.2 million. This fee income should moderate in 2004 because of a slowdown in the refinance portion of residential lending due to an expected stable to slightly higher interest rate environment. Merchant bankcard processing income increased 12.9%, from $4.4 million in 2002 to $5.0 million in 2003. This was attributable to increased processing volumes over the prior year which was partially offset by a slight decline in the average discount rate. Merchant bankcard processing income should also moderate in 2004 due to it being a mature product for us, which is expected to grow at a growth rate similar to that of the organization.

     Non-interest expenses increased 16.7%, or $3.9 million, to $27.6 million in 2003 primarily from the increased personnel and overhead expense required to support growth and increased regulatory requirements. This growth in non-interest expenses should moderate as a relatively constant level of growth in dollar terms will be a proportionately smaller percentage of the total business in the future.

     Total assets at December 31, 2003 were $669.3 million compared to $567.1 million at the previous year end, an increase of 18.0%. Asset growth was funded by an increase in deposits of 14.7%, or $71.1 million in 2003. Our total loans increased 21.9%, or $96.9 million, to $538.6 million at year end 2003 compared to $441.7 million at December 31, 2002. The largest dollar increase in loan type from year end 2002 to year end 2003 was in indirect auto dealer loans, which accounted for $42.6 million of the increase in total loans in 2003.

     During 2003, business activity in our primary markets reflected the national trends of economic expansion with limited increases in overall employment due to productivity gains and the desire to reduce excess capacity. In turn, the Federal Reserve elected to keep short-term interest rates at low levels throughout the year. Specifically, the target Federal Funds Rate began 2003 at 1.25% and remained there until June when it was decreased to 1.00%. The Prime lending rate continued its recent pattern of staying 300 basis points, 3%, above the Federal Funds Rate.

     The effect of the low interest rates is to contract our net interest margin in two ways. First, a low Prime rate directly affects yields on loans tied to that index and even loans not indexed to Prime are priced reflective of overall low asset yields. Second, deposit liabilities can only be priced down so far before the interest rate is too low to attract the volume of required funding. The net effect of this rate environment is a larger reduction in asset yields, generally, than the corresponding reduction in liability costs.

     We were able to mitigate the effect of the interest rate environment in 2003 for the following reasons. First, even though we are at low relative levels of interest rates, net interest margins have stabilized this year and we were able to decrease liability costs to a similar extent that asset yields contracted. Second, we have expanded a practice of requiring an interest rate floor on many new commercial loans. This tactic proved effective in slowing the average decline in loan yields. Finally, we continue to change our mix of assets to slightly increase the percentage of higher yielding loans.

     During 2003, the Bank significantly expanded its indirect automobile lending program, in an effort to generate higher relative yielding assets. As of December 31, 2003, we had approximately $59.4 million of indirect auto loans outstanding. Coupled with the appropriate safeguards, we believe this product continues to offer the Bank an opportunity to increase asset yields while not sacrificing our primary objective of maintaining strong asset quality.

     On November 25, 2002, we opened our Southwest Florida regional headquarters at 599 9th Street North in Naples, Florida. The cost of operating this facility for a full year is reflected in our 2003 results. The headquarters office is located in a new three-story office building near the central business area, in which we own the first floor. This investment was made as part of our de novo branching strategy targeting selected growth markets of Southern Florida. Our plan assumes that new branches will take about three years to break even, and that when the facility becomes profitable accumulated losses that were incurred from the opening will be less than the premium required to purchase a similar branch.

     In 2003, we sold the assets of Keys Insurance Agency and our remaining interest in ERAS JV, a software development and item processing company, in order to focus our attention and capital on growing our core banking franchise. As a result of the sale of the assets of Keys Insurance Agency, recorded goodwill was reduced by $2.0 million, resulting in a direct increase in regulatory capital.

Analysis of Financial Condition

     Our assets totaled $669.3 million at year end 2003 compared to $567.1 million at year end 2002, an increase of $102.1 million or 18.0%. The growth in assets was primarily a result of increased lending activity as the Bank invested funds provided by significant deposit growth.

     Total loans increased $96.9 million or 21.9%, to $538.6 million at year end 2003. The growth in the loan portfolio was attributed to increases in indirect auto dealer loans of $42.6 million, commercial real estate and farmland loans of $34.0 million, construction loans of $17.2 million, commercial and agricultural loans of $14.4 million, and consumer loans of $1.9 million. These increases were offset by declines in home equity loans of $4.9 million and residential loans of $8.3 million.

     Total deposits increased $71.1 million or 14.7%, from $482.7 million at year end 2002 to $553.8 million at year end 2003. Non-interest-bearing deposits increased $16.5 million or 15.7%, while interest-bearing deposits increased $54.6 million or 14.5%.

     Borrowed funds, consisting of Federal Home Loan (FHLB) advances, short-term borrowings, notes payable, and subordinated debentures, totaled $67.3 million at year end 2003 compared to $42.8 million at year end 2002. The increase mainly consisted of FHLB advances that were used to fund loan growth.

     Shareholders’ equity increased $7.7 million or 23.1%, from $33.5 million at year end 2002 to $41.2 million at year end 2003. In June 2003, the Company completed a private placement offering of 280,653 shares of its common stock to individuals who qualified as “accredited investors” under the federal and state securities laws. Residents of Monroe County, Southwest Florida and Homestead/Florida City purchased shares, along with three members of the Company’s Board of Directors and one executive officer. The private offering raised approximately $4.3 million in capital at a purchase price of $15.64 per share which was priced at 95% of the average closing bid price for the shares during the five consecutive trading days ending on the fifth business day prior to the commencement of the offering. The shares of common stock in this offering were not registered under the Securities Act of 1933 (“1933 Act”), or any state securities laws pursuant to the private offering exemptions under Section 4(2) of the 1933 Act and other state securities laws. Certain restrictions exist on the common stock which may prohibit the resale or other transfer of the stock unless subsequently registered under the 1933 Act and other applicable state securities law, or pursuant to an exemption from applicable state and federal registration requirements.

     Book value per share increased to $9.31 at December 31, 2003 from $8.30 at December 31, 2002.

Results of Operations

NET INCOME

2003 compared with 2002:

     The Company’s net income of $5.1 million for year end 2003 was a $0.4 million or 7.7% increase compared to $4.7 million for year end 2002. Basic and diluted earnings per share for 2003 were $1.20 and $1.15, respectively, as compared to $1.19 and $1.14 per share in 2002.

     Net income from continuing operations was $5.0 million for year end 2003, compared to $4.6 million for year end 2002, an increase of $0.4 million or 8.0%. As discussed in Note 20 of the accompanying “Notes to Consolidated Financial Statements”, the Company closed the sale of the assets of its wholly owned subsidiary, Keys Insurance Agency, Inc., in the third quarter of 2003.

     Return on average assets was 0.82% and 0.89% for 2003 and 2002, while return on average shareholders’ equity was 13.56% and 15.21% over the same two years.

2002 compared with 2001:

     The Company’s net income of $4.7 million for year end 2002 was a $0.8 million or 21.6% increase compared to $3.9 million for year end 2001. Basic and diluted earnings per share for 2002 were $1.19 and $1.14, respectively, as compared to $0.99 and $0.95 per share in 2001.

     Net income from continuing operations was $4.6 million for year end 2002, compared to $3.9 million for year end 2001, an increase of $0.7 million or 16.9%.

     Return on average assets was 0.89% and 0.82% for 2002 and 2001, while return on average shareholders’ equity was 15.21% and 14.15% over the same two years.

NET INTEREST INCOME

     Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, federal funds sold, interest-bearing deposits in other banks, and investment securities. Our interest-bearing liabilities include deposits, federal funds purchased, notes payable related to Company shares repurchased, subordinated debentures, FHLB advances, and other short-term borrowings.

2003 compared with 2002:

     Net interest income was $24.8 million for the year ended December 31, 2003, compared to $21.0 million for the same period in 2002. The 18.0% increase was mainly attributable to increased lending volume. Partially offsetting this increase was an increase in interest expense on time deposits, our highest cost deposit category as a percentage share of total deposits. The decrease in the average cost of interest-bearing liabilities from 2.57% in 2002 to 2.13% in 2003 overcame the larger volumes to produce a decrease in interest expense from $10.3 million in 2002 to $9.8 million in 2003. Finally, our ability to lower our funding cost in proportion to our lowered yields resulted in essentially stable margins. Our tax equivalent net interest margin increased to 4.43% in 2003 from 4.39% in 2002.

2002 compared with 2001:

     Net interest income was $21.0 million for the year ended December 31, 2002, compared to $17.9 million for the same period in 2001. The 17.1% increase was mainly attributable to increased volumes in the loan portfolio funded primarily from the deposit growth of the Bank. In 2002, the combination of increased loan volumes and lower costs for liabilities more than offset the decrease in asset yields producing a rise in tax equivalent interest margin from 4.22% in 2001 to 4.39% in 2002.

     The following table sets forth information with respect to the average balances, interest income and average yield by major categories of interest-earning assets; the average balances, interest expense and average rate by major categories of interest-bearing liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 2003, 2002 and 2001.

AVERAGE BALANCE SHEETS

		2003			2002			2001
	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES
ASSETS
Interest-earning assets:
Loans (a)(b)	$484,147	$31,669	6.54%	$402,575	$27,803	6.91%	$348,128	$29,112	8.36%
Investment securities-taxable	47,729	2,250	4.71%	51,165	2,861	5.59%	53,819	3,382	6.28%
Investment securities – tax exempt (b)	7,608	499	6.56%	5,458	393	7.21%	5,739	421	7.34%
Investment securities – 96% tax exempt (b)	748	89	11.88%	—	—	—	—	—	—
Interest bearing deposits in other banks	309	3	0.85%	302	5	1.69%	112	3	2.72%
FHLB stock	1,667	59	3.53%	1,465	78	5.32%	1,202	81	6.71%
Federal funds sold	21,106	242	1.14%	20,180	330	1.64%	19,630	895	4.56%

Total interest-earning assets	563,314	34,811	6.18%	481,145	31,470	6.54%	428,630	33,894	7.91%

Non-interest-earning assets:
Cash and due from banks	15,562			13,297			12,284
Investment in ERAS	52			227			885
Premises and equipment, net	19,576			17,429			16,533
Allowances for loan losses	(4,642)			(3,932)			(3,274)
Other assets	27,749			26,330			20,602

Total non-interest-earning assets	58,297			53,351			47,030

Total assets	$621,611			$534,496			$475,660

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest bearing deposits:
NOW accounts	$59,389	218	0.37%	$50,481	266	0.53%	$42,461	505	1.19%
Money market	125,410	1,103	0.88%	131,384	1,791	1.36%	128,056	4,679	3.65%
Savings deposits	35,475	170	0.48%	29,891	223	0.75%	24,619	443	1.80%
Time deposits	198,162	6,444	3.25%	149,061	6,003	4.03%	143,230	8,298	5.79%

Total interest-bearing deposits	418,436	7,935	1.90%	360,817	8,283	2.30%	338,366	13,925	4.12%
Notes payable	5,250	481	9.16%	5,250	481	9.16%	5,250	694	13.22%
Short-term borrowings and FHLB advances	25,455	314	1.23%	22,855	425	1.86%	6,565	175	2.67%
Subordinated debentures	13,000	1,109	8.53%	13,000	1,140	8.77%	10,109	1,003	9.92%

Total interest-bearing liabilities	462,141	9,839	2.13%	401,922	10,329	2.57%	360,290	15,797	4.38%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	114,344			95,324			81,093
Other liabilities	7,493			6,121			6,748
Shareholders’ equity	37,633			31,129			27,529

Total non-interest-bearing liabilities and shareholders’ equity	159,470			132,574			115,370

Total liabilities and shareholders’ equity	$621,611			$534,496			$475,660

Interest rate spread			4.05%			3.97%			3.53%

Net interest income		$24,972			$21,141			$18,097

Net interest margin (c)			4.43%			4.39%			4.22%

(a)	Average loans include non-performing loans. Interest on loans includes loan fees of $265,792 in 2003, $116,187 in 2002, and $56,343 in 2001.

(b)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(c)	Net interest margin is net interest income divided by average total interest-earning assets.

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

	2003 compared to 2002 (a)			2002 compared to 2001 (a)
	Due to changes in			Due to changes in
			Net			Net
(In thousands)	Average	Average	Increase	Average	Average	Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME
Loans (b)	$5,415	$(1,549)	$3,866	$4,167	$(5,476)	$(1,309)
Investment Securities (b)	50	(466)	(416)	(182)	(367)	(549)
Interest-bearing deposits in other banks	—	(2)	(2)	3	(1)	2
Federal Funds sold	15	(103)	(88)	24	(589)	(565)
FHLB stock	10	(29)	(19)	16	(19)	(3)

Total interest income	5,490	(2,149)	3,341	4,028	(6,452)	(2,424)

INTEREST EXPENSE
NOW Accounts	42	(90)	(48)	81	(320)	(239)
Money Market	(78)	(610)	(688)	118	(3,006)	(2,888)
Savings deposits	37	(90)	(53)	80	(300)	(220)
Time deposits	1,743	(1,302)	441	325	(2,620)	(2,295)
Notes payable	—	—	—	—	(213)	(213)
Subordinated debentures	—	(31)	(31)	263	(126)	137
Short-term borrowings and FHLB advances	44	(155)	(111)	317	(67)	250

Total interest expense	1,788	(2,278)	(490)	1,184	(6,652)	(5,468)

Change in net interest income	$3,702	$129	$3,831	$2,844	$200	$3,044

(a)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(b)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

NON-INTEREST INCOME

The following table presents the principal components of non-interest income for the years ended December 31:

(In thousands)	2003	2002	2001
Merchant bankcard processing income	$4,953	$4,387	$4,010
Gain on sale of government guaranteed loans	117	28	97
Fees on mortgage loans sold	2,201	1,583	1,075
Equity in loss, net of goodwill amortization, from investment in ERAS Joint Venture	—	—	(235)
Dividend income from ERAS Joint Venture	—	33	—
Servicing income	119	126	179
Service charges on deposit accounts	2,452	2,240	2,225
Gain on sale of investment in ERAS Joint Venture	202	211	820
Gain on sale of servicing rights	—	—	255
Investment securities gains, net	289	218	284
Retail investment services	420	206	177
Debit card income	388	350	278
Earnings on bank owned life insurance policies	433	350	312
Other	463	697	521

Total non-interest income	$12,037	$10,429	$9,998

     Over the past three years, we have increased non-interest income from $10.0 million to $12.0 million. Fees on residential loans sold at origination has been growing due to a favorable interest rate environment and increasing staff in new markets. The component of growth due to favorable rates will most likely be eliminated in 2004 as we expect somewhat higher interest rates. However, we intend to increase staffing in the residential mortgage origination process to offset the expected decrease in volume of refinance activity. Merchant bankcard growth should moderate a little in the future since it is a mature product and large percentage growth from this base will be challenging, and is expected to grow at a growth rate similar to that of the organization.

2003 compared to 2002:

     Non-interest income increased $1.6 million in 2003. The increase in merchant bankcard processing income came primarily from additional penetration of our traditional market of the Florida Keys. Fees on mortgage loans sold result from the sale of residential loans (primarily fixed rate loans) to the secondary market. In 2003, we continued to experience increased volumes of residential loans as a result of the low rate environment, and our expansion into Southwest Florida. Retail investment services income also increased in 2003. Debit card income rose despite a reduction in the interchange rate paid to us because of increasing usage of this product. We recognized a gain of $202,000 from the sale of our remaining interest in ERAS Joint Venture.

2002 compared to 2001:

     Non-interest income increased $0.4 million in 2002. The increase in merchant bankcard processing income and retail investment services income is primarily a result of volume increases, and also additional activity as a result of our expansion into Southwest Florida. Fees on mortgage loans sold also increased due to increased volumes. The increase in production can be attributed to historically low interest rates that generated a dramatic surge in refinancings as well as stimulating the purchase market, and the expansion of our sales staff in Southwest Florida. The net gain from the sale of securities will vary based upon the sales and calls of the individual securities in the investment portfolio.

     In 2002, we recognized a gain of $211,000 from the sale of 5.1% of our 10% interest in ERAS Joint Venture. We had recognized a gain of $820,000 from the sale of two thirds of our 30% interest in ERAS Joint Venture in 2001. The sale in 2001 was completed as there was an opportunity to realize some of the appreciation of the value of our investment in ERAS and also decrease the future volatility of earnings. Prior to the sale in December 2001, the 30% interest required us to recognize that percentage of ERAS’s income or loss on our income statement. A net loss of $235,000 from ERAS’s operations was recorded in 2001. At the resulting 10% ownership, the remaining investment in ERAS was accounted for under the cost method in 2002 and thereafter.

     In 2001, we recognized a $255,000 gain on the sale of servicing rights. We securitized some residential loans in the Bank’s portfolio and the servicing rights for this group were sold resulting in the gain. This represents the only time the Bank has sold servicing rights.

NON-INTEREST EXPENSES

The following table represents the principal components of non-interest expenses for the years ended December 31:

(In thousands)	2003	2002	2001
Salary and employee benefits	$12,878	$10,602	$8,874
Net occupancy expense	4,325	3,680	3,256
Merchant bankcard processing expenses and other merchant charges	3,656	3,242	3,043
Accounting, legal, and other professional	845	749	725
Computer services	1,533	1,627	1,517
Postage, courier and armored car	700	590	501
Marketing and community relations	851	865	697
Operating supplies	495	428	495
Directors’ fees	233	199	167
FDIC and state assessments	189	170	161
Amortization of intangibles	292	297	417
Repossessed asset expenses	390	177	57
Operational charge-offs	82	153	136
Other operating expenses	1,100	853	870

Total non-interest expenses	$27,569	$23,632	$20,916

     Over the past three years, non-interest expenses have increased from $20.9 million to $27.6 million. The increases in this category are due primarily to the increases in employees and facilities to support growth in the organization. It is anticipated that this will moderate as a constant level of growth should translate to a smaller percentage of our cost increases in future years.

2003 compared to 2002:

     Non-interest expenses increased $3.9 million in 2003. Approximately $2.3 million of the increase was related to salary and employee benefits. At December 31, 2003, the Bank had 261 full-time employees and 15 part-time employees, compared to 230 full-time employees and 15 part-time employees at December 31, 2002. The increased staffing was attributable to a full year of operations at the City Center branch opened late in 2002 in Southwest Florida, additions to the indirect lending department, additions to manage growth throughout the Company, and additions to assist in security and regulatory compliance. The majority of the increases in the non-interest expense category are the result of costs associated with the growth of our business.

2002 compared to 2001:

     Non-interest expenses increased $2.7 million in 2002. Approximately $1.7 million of the increase was related to salary and employee benefits. Officer and employee salaries and payroll taxes at the Bank increased approximately $840,000 over the prior year due to additional employees and annual merit increases in salaries. At December 31, 2002, the Bank had 230 full-time employees and 15 part-time employees, compared to 220 full time-employees and 15 part-time employees at December 31, 2001. Commission expense at the Bank level also increased approximately $193,000 over the prior year. The amount of commission expense in the residential and investment center departments is related to the income from these activities. Bonuses at the Bank level also increased $432,000 from the prior year. Bonuses in 2001 had been reduced to only $203,000, whereas in 2002 they were $635,000. Net occupancy expense increased $424,000 over the prior year. The majority of the increase is directly attributable to the expansion into the Southwest Florida market in 2001 and 2002. A full year of expenses was included in 2002 for the two branches and residential lending office that opened in 2001. The new Naples branch headquarters facility also opened in the fourth quarter of 2002. Amortization of intangibles decreased $120,000 in 2002, due to the discontinuance of goodwill amortization in 2002.

PROVISION FOR INCOME TAXES

     The provision for income taxes includes federal and state income taxes. The effective income tax rates for the years ended December 31, 2003, 2002, and 2001 were 35.0%, 34.2%, and 34.3%, respectively. The fluctuations in effective tax rates reflect the effect of the differences in deductibility of certain income and expenses.

Loan Portfolio

     Prior to our entrance into the Southwest Florida market in 2001, our primary locations were in the Florida Keys (Monroe County) and south Miami-Dade County. As this region’s primary industry is tourism, commercial loan demand is primarily for resort, hotel, restaurant, marina and related real estate secured property loans. We serve this market by offering long-term, adjustable rate financing to the owners of these types of properties for acquisition and improvements. These loans are often $1 million or larger and may be eligible for government guarantee programs or traditional participation agreements. The government-funded programs such as the Small Business Administration are generally geared toward long-term, adjustable rate financing. As our business expands in Southwest Florida, we believe the loan portfolio will benefit from the resulting geographic diversification which is expected to provide more industry-based diversity to our loan portfolio. As of December 31, 2003, we had approximately $62 million of loans outstanding (excluding indirect auto loans) in Southwest Florida, where we had also generated approximately $55 million in total deposits.

     The cost of living in Monroe County is higher in comparison to other counties in Florida due in large part to the scarce and expensive real estate with various construction restrictions and environmental considerations. Accordingly, collateral values on loans secured by property in this market are greater. We have grown our commercial loan portfolio by aggressively serving this market. The quality of our credit administration along with the stable real estate values has kept loan losses at low levels.

     Loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that credit losses are not excessive). The absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. Gross loans outstanding increased to $538.6 million at year end 2003 as compared to $441.7 million at year end 2002, an increase of 21.9%. Of this amount, real estate mortgage loans increased 12.3% from $348.8 million to $391.7 million. Commercial real estate mortgage loans accounted for much of this increase, growing from $265.1 million to $297.2 million at the respective year ends. Another loan type that increased significantly in 2003 was indirect auto dealer loans. This portfolio increased from $16.9 million at December 31, 2002 to $59.4 million at December 31, 2003. We originate commercial loans with rates that fluctuate with the prime lending rate and residential loans with rates that fluctuate with the one year treasury index. At December 31, 2003, 73.9% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition our loan portfolio at December 31:

(Dollars in thousands)	2003	2002	2001	2000	1999
Real estate mortgage loans:
Commercial	$297,221	$265,113	$232,759	$170,285	$150,371
Residential	60,104	68,389	68,373	76,980	82,786
Farmland	2,317	443	267	—	—
Construction	32,089	14,893	6,434	7,619	9,182
Commercial and agricultural loans	63,624	49,212	46,927	38,762	32,359
Home equity loans	12,574	17,475	14,707	12,813	9,347
Indirect auto dealer loans	59,437	16,854	—	—	—
Other consumer loans	11,232	9,364	9,637	9,115	6,569

Subtotal	538,598	441,743	379,104	315,574	290,614
Less: deferred loan costs (fees)	1,815	784	(157)	(488)	(733)
Less: allowance for loan losses	(5,216)	(4,272)	(3,675)	(3,268)	(2,997)

Net loans	$535,197	$438,255	$375,272	$311,818	$286,884

     The contractual maturity distribution of our loan portfolio at December 31, 2003 is indicated in the table below. The vast majority of these are amortizing loans.

	Loans maturing
	Within	1 to 5	After 5
(Dollars in thousands)	1 Year	Years	Years	Total
Real estate mortgage loans:
Commercial	$17,364	$28,391	$251,466	$297,221
Residential	10	131	59,963	60,104
Farmland	—	19	2,298	2,317
Construction (a)	13,308	5,009	13,772	32,089
Commercial and agricultural loans	23,542	23,457	16,625	63,624
Home equity loans	926	909	10,739	12,574
Indirect auto dealer loans	58	43,375	16,004	59,437
Other consumer loans	1,180	5,509	4,543	11,232

Total Loans	$56,388	$106,800	$375,410	$538,598

(a)	$9,510 of this amount relates to residential real estate construction loans that have been approved for permanent financing but are still under construction. The remaining amount relates to commercial real estate construction loans, some of which have been approved for permanent financing but are still under construction.

	Loans maturing
	Within	1 to 5	After 5
(Dollars in thousands)	1 Year	Years	Years	Total
Loans with:
Predetermined interest rates	$22,841	$67,863	$49,823	$140,527
Floating or adjustable rates	33,547	38,937	325,587	398,071

Total Loans	$56,388	$106,800	$375,410	$538,598

Allowance and Provision for Loan Losses

     The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention and Substandard or worse. When appropriate a specific reserve will be established for individual loans. Otherwise, we allocate an allowance for each risk category. The allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

     Home equity loans, indirect auto dealer loans, residential loans and consumer loans generally are not analyzed individually. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. As above, when appropriate, a specific reserve will be established for individual loans. Otherwise, we allocate an allowance for each loan classification. The allocations are based on the same factors mentioned above.

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

     Further, since the net result of our calculation for the allowance results in this amount being 0.97% of outstanding loans, the risks associated with changes in the underlying factors of this calculation have an asymmetrical risk to the extent of possible negative as opposed to positive consequences. In other words, the current allowance reflects factors whose history has indicated and justified a relatively low allowance in percentage terms. These factors have limited capacity for improvement since associated risks cannot go to zero. However, for example, factors such as economic conditions and loan loss history could conceivably deteriorate dramatically. If that were to happen, the effect on the allowance calculation would be significant and, therefore, require a large provision to absorb higher potential losses.

     Senior management and the Board of Directors review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

     The allowance for loan losses amounted to $5,215,901 and $4,272,499 at December 31, 2003 and December 31, 2002, respectively. Based on an analysis performed by management at December 31, 2003, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio. Our provision for loan losses was $1,586,000, $791,000, and $1,005,000 for the years ended December 31, 2003, 2002, and 2001, respectively

Transactions in the allowance for loan losses are summarized for the years ended December 31,

(In thousands)	2003	2002	2001	2000	1999
Analysis of allowance for loan losses:
Balance at beginning of year	$4,272	$3,675	$3,268	$2,997	$2,517
Charge-offs:
Real estate mortgage loans:
Commercial	—	211	372	—	30
Residential	—	—	21	—	—
Farmland	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and agricultural loans	183	14	200	27	5
Home equity loans	53	15	—	7	32
Indirect auto dealer loans	371	16	—	—	—
Other consumer loans	61	46	30	27	41

Total charge-offs	668	302	623	61	108

Recoveries:
Real estate mortgage loans:
Commercial	6	84	—	—	—
Residential	—	—	10	—	—
Farmland	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and agricultural loans	1	—	4	—	—
Home equity loans	1	—	—	—	—
Indirect auto dealer loans	9	—	—	—	—
Other consumer loans	9	24	11	—	48

Total recoveries	26	108	25	0	48

Net charge-offs	642	194	598	61	60

Provision for loan losses	1,586	791	1,005	332	540

Allowance for loan losses at end of year	$5,216	$4,272	$3,675	$3,268	$2,997

Ratio of net charge-offs to average net loans outstanding	0.13%	0.05%	0.17%	0.02%	0.02%

     The following table represents management’s best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of December 31. Due to the ongoing evaluation and changes in the basis for the allowance for loan losses, actual future charge offs will not necessarily follow the allocations described below.

(In thousands)	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to		to		to		to		to
	Allowance	total	Allowance	total	Allowance	total	Allowance	total	Allowance	total
	$	Loans	$	Loans	$	Loans	$	Loans	$	Loans
Real estate mortgage loans:
Commercial	2,608	55.2	2,656	60.0	2,120	61.4	1,778	54.0	1,700	51.7
Residential	151	11.2	178	15.5	183	18.0	706	24.4	685	28.5
Farmland	20	0.4	4	0.1	—	0.1	—	—	—	—
Construction	217	6.0	87	3.4	26	1.7	43	2.4	—	3.2
Commercial and agricultural loans	901	11.8	740	11.1	917	12.4	414	12.3	366	11.1
Home equity loans	78	2.3	216	4.0	259	3.9	190	4.0	143	3.2
Indirect auto dealer loans	1,095	11.0	169	3.8	—	—	—	—	—	—
Other consumer loans	146	2.1	222	2.1	170	2.5	137	2.9	103	2.3

	5,216	100%	4,272	100%	3,675	100%	3,268	100%	2,997	100%

Non-Performing Assets

     Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate. Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Non-performing assets were as follows for the periods ending December 31:

(In thousands)	2003	2002	2001	2000	1999
Total nonaccrual loans	$390	$546	$1,590	$503	$70
Accruing loans delinquent 90 days or more (a)	—	—	—	2,014	1,993

Total non-performing loans	$390	$546	$1,590	$2,517	$2,063
Repossessed personal property (indirect auto dealer loans)	598	70	—	—	—
Other real estate owned (b)	193	550	550	—	—
Other assets (b)	2,472	2,519	2,290	—	—

Total non-performing assets	$3,653	$3,685	$4,430	$2,517	$2,063

Allowance for loan losses	$5,216	$4,272	$3,675	$3,268	$2,997
Non-performing assets as a percent of total assets	0.55%	0.65%	0.90%	0.57%	0.53%
Non-performing loans as a percent of gross loans	0.07%	0.12%	0.42%	0.80%	0.71%
Allowance for loan losses as a percent of non-performing loans	1,336.33%	783.19%	231.07%	129.84%	145.25%

     (a) Non-performing loans excludes the $1.6 million loan discussed below that is guaranteed for both principal and interest by the USDA.

  (b) The Bank made a $10,000,000 loan to construct a lumber mill in northern Florida. Of this amount, $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

     During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at December 31, 2003 and December 31, 2002, and is accruing interest. Accrued interest on this loan totals approximately $590,000 and $505,000 at December 31, 2003 and December 31, 2002, respectively.

     The Bank is pursuing a sale of the property and equipment and has incurred various expenditures. The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled $192,464 and $550,000 at December 31, 2003 and December 31, 2002, respectively. The non-guaranteed principal and interest ($1,961,000 at December 31, 2003 and December 31, 2002) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $511,000 and $558,000 at December 31, 2003 and December 31, 2002, respectively are included as “other assets” in the financial statements.

     The Bank sold certain pieces of equipment associated with the lumber mill property. Proceeds from the sales were used to reduce the other real estate amount and liquidation cost amounts recorded on the Bank’s books. In 2003, the Bank wrote down the carrying amount of the other real estate by $262,000 based upon anticipated proceeds from the sale of the property and remaining equipment.

     Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. The Bank was awarded title to the real property on June 12, 2001, and an adjudicated interest in the owner’s trust proceeds. The time constraints imposed by Florida law required that the personal property be disposed of or charged off by December 2001. The Bank applied to the State of Florida for an extension to carry the personal property on the Bank’s books and was granted an extension to carry the personal property on its books until June 11, 2003. Since the property had not been liquidated as of June 11th, the Bank charged-off the non guaranteed principal and interest totaling $1,961,000 at June 30, 2003, for regulatory purposes. Since we believe this amount is ultimately realizable, we did not write off this amount for financial statement purposes under generally accepted accounting principles.

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

Major sources of increases in cash and cash equivalents are as follows for the three years ending December 31:

	2003	2002	2001
Provided (used) by operating activities	$9,573,878	$5,326,190	$(1,610,754)
Used by investing activities	(98,766,711)	(67,199,321)	(52,050,807)
Provided by financing activities	98,803,680	64,672,881	51,365,976

Net increase (decrease) in cash and cash equivalents	$9,610,847	$2,799,750	$(2,295,585)

     As discussed in Note 16 of the Consolidated Financial Statements, the Company had unfunded loan commitments and unfunded letters of credit totaling $74.1 million at December 31, 2003. The Company believes the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Company has available borrowing capacity from various sources as discussed below.

     The Bank has an unsecured overnight federal funds purchased accommodation up to a maximum of $7.5 million from its principal correspondent bank. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 14% of the Bank’s total assets as reported on the December 31, 2003, financial information submitted to the Bank’s regulators (increased to 20% effective January 2004). The credit availability from the FHLB approximated $93.4 million at December 31, 2003 under which $45 million was outstanding. Borrowings against this line of credit are collateralized by the Bank’s one-to-four family residential mortgage loans.

     Scheduled maturities and paydowns of loans and investment securities are a continued source of liquidity. Also, many adjustable rate residential real estate loans originated are salable in the secondary mortgage market at par or better and therefore provide a secondary source for liquidity.

     At December 31, 2003, our gross loan to deposit ratio was 97.3% compared to a ratio of 91.5% at December 31, 2002. Management monitors and assesses the adequacy of our liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

     Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to us without prior regulatory approval at December 31, 2003 is approximately $13.8 million. These dividends represent the Company’s primary source of liquidity on a stand alone basis.

     Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at December 31, 2003 is presented in the table below.

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or less	Months	Months	years	Years	Total
Interest-earning assets:
Loans	$228,100	$33,168	$37,074	$168,670	$71,586	$538,598
Investment securities-taxable	5,330	—	—	20,499	17,571	43,400
Investment securities-tax exempt	—	236	314	3,141	5,466	9,157
Federal funds sold	16,484	—	—	—	—	16,484
FHLB stock	2,250	—	—	—	—	2,250
Interest-bearing deposit in other banks	170	—	—	—	—	170

Total interest-bearing assets	252,334	33,404	37,388	192,310	94,623	610,059

Interest-bearing liabilities:
NOW accounts	68,004	—	—	—	—	68,004
Money Market	120,735	—	—	—	—	120,735
Savings Deposits	38,316	—	—	—	—	38,316
Time deposits	25,606	32,754	69,139	77,525	6	205,030
Notes payable	—	—	—	—	5,250	5,250
Subordinated debentures	5,000	—	—	—	8,000	13,000
Other borrowings	49,041	—	—	—	—	49,041

Total interest-bearing liabilities	306,702	32,754	69,139	77,525	13,256	499,376

Interest sensitivity gap	$(54,368)	$650	$(31,751)	$114,785	$81,367	$110,683

Cumulative interest sensitivity gap	(54,368)	(53,718)	(85,469)	29,316	110,683	110,683

Cumulative sensitivity ratio	(8.9%)	(8.8%)	(14.0%)	4.8%	18.1%	18.1%

     We are cumulatively liability sensitive through the one-year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest-sensitive accounts. Nevertheless, if market interest rates should decrease, it is anticipated that our net interest margin would decrease due to many interest-bearing liabilities with current rates so low that further reductions could not be significant. Because of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Therefore, if rates increase it is anticipated that the net interest margin would over time increase and this is particularly true over longer time horizons since we have more total assets subject to rate changes than total liabilities that are rate sensitive.

     Even in the near term, we believe the $85 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer us the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.

     Interest-earning assets and time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the (20)% to +10% range. At December 31, 2003, the Company was within this range with a one year cumulative sensitivity ratio of (14.0)%.

Investment Portfolio

     Contractual maturities of investment securities at December 31, 2003 are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.

									Mortgage
									Backed
									Securities &
									Marketable
			After 1 Year		After 5 Years				Equity
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years		Securities
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Securities Available for Sale:
U.S. Treasury Securities	$—	—	$218	3.60%	$—	—	$—	—	—
U.S. Gov’t agencies and corporations	—	—	20,281	3.53%	9,755	4.53%	1,083	3.30%	—
States and political subdivisions – tax exempt (a)	—	—	3,691	6.37%	2,411	7.39%	3,055	5.72%	—
States and political subdivisions – taxable	—	—	—	—	500	7.29%	3,000	6.09%	—
Marketable equity securities (a)	—	—	—	—	—	—	—	—	3,395
Mortgage-backed securities	—	—	—	—	—	—	—	—	5,168

Total	$—	—	$24,190	3.95%	$12,666	5.13%	$7,138	5.50%	$8,563

Yield by classification of investment securities at December 31, 2003 was as follows:

(Dollars in thousands)	Yield	Totals
Securities Available for Sale:
U.S. Treasury Securities	3.60%	$218
U.S. Gov’t agencies and corporations	3.84%	31,119
States and political subdivisions – tax exempt (a)	6.40%	9,157
States and political subdivisions – taxable	6.24%	3,500
Marketable equity securities (a)	10.60%	3,395
Mortgage-backed securities	5.09%	5,168

Total	4.95%	$52,557

(a)	Weighted average yields on tax exempt obligations and marketable equity securities have been computed by grossing up actual tax exempt income (96% for marketable equity securities) to a fully taxable equivalent basis using a federal tax rate of 34%.

The following table presents the amortized cost, market value, unrealized gains, and unrealized losses for the major categories of our investment portfolio for each reported period:

(Dollars in thousands)

Available for Sale – December 31, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$209	$9	$—	$218
U.S. Government agencies and corporations	31,357	425	663	31,119
States and political subdivisions-tax exempt	8,838	378	59	9,157
States and political subdivisions-taxable	3,559	42	101	3,500
Marketable equity securities	3,000	395	—	3,395
Mortgage-backed securities	5,041	128	1	5,168

	$52,004	$1,377	$824	$52,557

Available for Sale – December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$213	$11	$—	$224
U.S. Government agencies and corporations	28,333	884	—	29,217
States and political subdivisions-tax exempt	5,172	382	—	5,554
States and political subdivisions-taxable	4,380	89	9	4,460
Mortgage-backed securities	14,383	430	—	14,813

	$52,481	$1,796	$9	$54,268

Held to Maturity – December 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$206	$4	$—	$210
U.S. Government agencies and corporations	16,674	298	—	16,972

	$16,880	$302	$—	$17,182

Available for Sale – December 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury Securities	$3,017	$72	$—	$3,089
U.S. Government agencies and corporations	106	1	—	107
States and political subdivisions-tax exempt	5,743	90	1	5,832
States and political subdivisions-taxable	5,017	49	269	4,797
Corporate bonds	3,173	37	—	3,210
Mortgage-backed securities	18,360	84	5	18,439

	$35,416	$333	$275	$35,474

     In June of 2002, the Company transferred investment securities in the held to maturity category to the available for sale category. The book value at the time of transfer was $18,507,916 and the market value was $18,941,377. Securities in the available for sale category allow for more flexibility in managing the investments for the Bank. Since changes in market value do not affect the regulatory capital ratios of the Bank there is no compelling reason to not have the ability to sell securities when appropriate. Securities maintained in the held to maturity portfolio do limit the volatility of GAAP capital. However, as the Bank has trended toward higher loan-to-deposit ratios (therefore low investments-to-asset ratios) the probable amount of this volatility has become much less significant relative to the size of the Bank.

Deposits

     The following table presents the average amount outstanding and the average rate paid on deposits by us for the years ended December 31, 2003, 2002, and 2001.

	2003		2002		2001
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing deposits	$114,344	—	$95,324	—	$81,093	—
Interest-bearing deposits
NOW Accounts	59,389	0.37%	50,481	0.53%	42,461	1.19%
Money market	125,410	0.88%	131,384	1.36%	128,056	3.65%
Savings deposit	35,475	0.48%	29,891	0.75%	24,619	1.80%
Time deposits	198,162	3.25%	149,061	4.03%	143,230	5.79%

Total	$532,780	1.49%	$456,141	1.82%	$419,459	3.32%

The following table presents the maturity of our time deposits at December 31, 2003:

	Deposits	Deposits
	$100,000	Less than
(Dollars in thousands)	and Greater	$100,000	Total
Months to maturity:
3 or less	$11,978	$12,423	$24,401
4 to 6	14,988	17,936	32,924
7 through 12	32,232	37,388	69,620
Over 12	38,675	39,410	78,085

Total	$97,873	$107,157	$205,030

Off-Balance Sheet Arrangements and Contractual Obligations

     Our off-balance sheet arrangements and contractual obligations at December 31, 2003 are summarized in the table that follows. The amounts shown for commitments to extend credit and letters of credit are contingent obligations, some of which are expected to expire without being drawn upon. As a result, the amounts shown for these items do not necessarily represent future cash requirements. We believe that our current sources of liquidity are more than sufficient to fulfill the obligations we have as of December 31, 2003 pursuant to off-balance sheet arrangements and contractual obligations.

	Amount of Commitment Expiration Per Period
			Over One	Over Three
	Total Amounts	One Year or	Year Through	Years Through	Over Five
(in thousands)	Committed	Less	Three Years	Five Years	Years
Commitments to extend credit	$72,602	$38,367	$5,504	$4,978	$23,753
Standby letters of credit	1,543	1,543	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,338	503	976	899	960
Purchase obligations	9,464	2,338	3,343	3,783	—
Long-term debt	18,250	—	—	—	18,250
Other long-term liabilities reflected on the balance sheet under GAAP	1,523	—	9	20	1,494

Total	$106,720	$42,751	$9,832	$9,680	$44,457

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Bank uses the same credit policies in making commitments to extend credit and generally uses the same credit policies for letters of credit as it does for on-balance sheet instruments.

     Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Unused home equity lines which comprise a substantial portion of these commitments, generally expire five years from their date of origination. Other loan commitments generally expire in 30 days. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include security interests in business assets, mortgages on commercial and residential real estate, deposit accounts with the Bank or other financial institutions, and securities.

     Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.

     The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to fourteen years. Future minimum lease payments, before considering renewal options that generally are present, total $3.3 million.

     Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by the Company under long term contractual relationships.

     Long term debt consists of subordinated debentures totaling $13 million and notes payable totaling $5.25 million. These are further described in Note 10 of the Consolidated Financial Statements.

     Other long-term liabilities represent obligations under the non-qualified retirement plan for Bank directors.

Under the plan, the Company pays each participant, or their beneficiary, the amount of board compensation fees that the director has elected to defer and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date. The amount presented above reflects the future obligation to be paid, assuming no future fee deferrals. The Bank also has a non-qualified deferred compensation arrangement with certain of its executive officers that is designed to provide supplemental retirement benefits to participants. None of the executive officers are vested in this plan as of December 31, 2003. Therefore, no amount has been included under long-term liabilities above for this plan.

Capital Adequacy

     There are various primary measures of capital adequacy for banks and financial holding companies such as risk based capital guidelines and the leverage capital ratio. See Note 14 to the Consolidated Financial Statements.

     As of December 31, 2003, the Bank exceeded its required levels of capital for a bank categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. The Bank’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 9.6%, its risk-based ratio of total capital to risk-weighted assets was 10.5%, and its leverage ratio was 8.5%.

     As of December 31, 2003, the Company exceeded its required levels of capital for a Company categorized as well capitalized under the regulatory framework for prompt corrective action. The Company’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 8.8%, its risk-based ratio of total capital to risk-weighted assets was 10.6%, and its leverage ratio was 7.8%.

     On March 10, 2004, the Company filed a registration statement for the sale of approximately 1,000,000 shares of common stock. The net proceeds of the offering will be used to provide capital to support continued loan and deposit growth, and for general corporate purposes. The shares will be offered on a firm commitment basis by Advest, Inc.

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

Recent Accounting Policies

     During 2003, the Company adopted FASB Statement 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” FASB Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities,” FASB Statement 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” and FASB Interpretation 46, “Consolidation of Variable Interest Entities.” Adoption of these new standards did not materially affect the Company’s operating results or financial condition.

     Statement 149 indicates that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

     Statement 150 requires reporting mandatorily redeemable shares as liabilities, as well as obligations, not in the form of shares, to repurchase shares that may require cash payment and some obligations that may be settled by issuing a variable number of equity shares.

     Statement 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.

     Interpretation 45 requires recognizing the fair value of guarantees made and information about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. Interpretation 45 covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding.

     Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights.

Critical Accounting Policies

     In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the Consolidated Financial Statements. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk.

     The following interest rate sensitivity analysis information as of December 31, 2003 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

     This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, the Company has been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7.0% floor. The Company currently has in excess of $187 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First, this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does constrain income gains in a rising rate market. In general, having this significant amount of loans at their floors reduces the Company’s overall rate sensitivity.

     We attempt to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities, wholesale funding, and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

	Interest Rates Decrease		Interest Rates	Interest Rates Increase
(Dollars in thousands)	200 BP	100 BP	Remain Constant	100 BP	200BP
2004 Interest Income	$36,082	$38,321	$40,670	$42,836	$45,403
2004 Interest Expense	7,055	8,403	10,576	13,492	16,408

Net Interest Income	29,027	29,918	30,094	29,344	28,995

Change in net income after tax vs. budget	$(666)	$(110)		$(468)	$(686)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, notes thereto and report of independent certified public accountants thereon included on the following pages are incorporated herein by reference.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
TIB Financial Corp.
Key Largo, Florida

We have audited the accompanying balance sheets of TIB Financial Corp. as of December 31, 2003 and 2002, and the related statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIB Financial Corp. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Crowe Chizek and Company LLC

Fort Lauderdale, Florida
February 13, 2004

TIB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

December 31,	2003	2002
Assets
Cash and due from banks	$17,196,506	$18,397,659
Federal funds sold	16,484,000	5,672,000

Cash and cash equivalents	33,680,506	24,069,659
Investment securities available for sale	52,556,567	54,267,830
Loans, net of deferred loan costs and fees	540,412,620	442,527,934
Less: Allowance for loan losses	5,215,901	4,272,499

Loans, net	535,196,719	438,255,435
Premises and equipment, net	21,073,176	19,457,150
Goodwill	155,232	2,234,024
Intangible assets, net	1,687,062	1,978,918
Accrued interest receivable and other assets	24,948,486	26,885,630

Total Assets	$669,297,748	$567,148,646

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$121,727,734	$105,199,483
Interest-bearing demand and money market	188,739,113	186,426,703
Savings	38,315,995	31,440,801
Time deposits of $100,000 or more	97,873,410	73,509,232
Other time deposits	107,156,681	86,107,232

Total deposits	553,812,933	482,683,451
Federal Home Loan Bank (FHLB) advances	45,000,000	20,000,000
Short-term borrowings	4,041,399	4,578,959
Notes payable	5,250,000	5,250,000
Subordinated debentures	13,000,000	13,000,000
Accrued interest payable and other liabilities	6,947,570	8,130,159

Total liabilities	628,051,902	533,642,569

Shareholders’ equity
Common stock - $.10 par value: 7,500,000 shares authorized, 4,431,328 and 4,035,625 shares issued	443,133	403,563
Additional paid in capital	14,254,731	8,965,816
Retained earnings	26,202,982	23,021,698
Accumulated other comprehensive income	345,000	1,115,000

Total shareholders’ equity	41,245,846	33,506,077

Total Liabilities and Shareholders’ Equity	$669,297,748	$567,148,646

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Income

Years ended December 31,	2003	2002	2001
Interest and dividend income
Loans, including fees	$31,664,039	$27,782,738	$29,078,461
Investment securities:
U.S. Treasury securities	7,603	124,202	161,750
U.S. Government agencies and corporations	2,002,665	2,309,096	2,735,142
States and political subdivisions, tax-exempt	329,522	259,648	277,875
States and political subdivisions, taxable	239,972	380,798	292,392
Other investments	59,454	46,447	192,992
Interest-bearing deposits in other banks	2,628	5,102	3,044
Federal Home Loan Bank stock	58,899	77,894	80,682
Federal funds sold	241,641	330,385	895,140

Total interest and dividend income	34,606,423	31,316,310	33,717,478

Interest expense
Interest-bearing demand and money market	1,320,936	2,057,569	5,183,783
Savings	170,009	222,812	443,125
Time deposits of $100,000 or more	3,164,625	2,721,166	3,635,259
Other time deposits	3,279,337	3,282,065	4,663,051
Long-term debt-subordinated debentures	1,109,053	1,139,795	1,003,120
Federal Home Loan Bank advances	276,196	382,692	115,457
Short-term borrowings	37,972	42,121	59,656
Notes payable	481,035	481,036	693,952

Total interest expense	9,839,163	10,329,256	15,797,403

Net interest income	24,767,260	20,987,054	17,920,075
Provision for loan losses	1,586,000	791,000	1,005,000

Net interest income after provision for loan losses	23,181,260	20,196,054	16,915,075

Non-interest income
Service charges on deposit accounts	2,451,916	2,239,821	2,225,127
Investment securities gains, net	288,661	217,975	283,690
Merchant bankcard processing income	4,953,348	4,387,095	4,009,664
Equity in loss, net of goodwill amortization, from investment in ERAS Joint Venture	—	—	(235,490)
Dividend income from ERAS Joint Venture	—	32,616	—
Gain on sale of investment in ERAS Joint Venture	202,393	210,654	820,126
Gain on sale of government guaranteed loans	117,490	28,406	96,571
Fees on mortgage loans sold	2,200,521	1,583,419	1,074,585
Retail investment services	420,416	205,829	177,467
Gain on sale of servicing rights	—	—	255,281
Other income	1,402,054	1,522,888	1,291,412

Total non-interest income	12,036,799	10,428,703	9,998,433

Non-interest expense
Salaries and employee benefits	12,878,204	10,602,363	8,874,020
Net occupancy and equipment expense	4,325,416	3,680,015	3,255,842
Other expense	10,364,993	9,349,537	8,786,326

Total non-interest expense	27,568,613	23,631,915	20,916,188

Income before income tax expense	7,649,446	6,992,842	5,997,320
Income tax expense	2,672,500	2,386,300	2,057,600

Income from continuing operations	4,976,946	4,606,542	3,939,720

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Income

Years ended December 31,	2003	2002	2001
Discontinued operations
Income (loss) from Keys Insurance Agency, Inc. operations	200,572	206,230	(72,780)
Income tax expense (benefit)	75,400	77,500	(27,400)

Income (loss) from discontinued operations	125,172	128,730	(45,380)

Net income	$5,102,118	$4,735,272	$3,894,340

Basic earnings per common share
Continuing operations	$1.17	$1.15	$1.00
Discontinued operations	.03	.04	(.01)

Basic earnings per share	$1.20	$1.19	$.99

Diluted earnings per common share
Continuing operations	$1.12	$1.11	$.96
Discontinued operations	.03	.03	(.01)

Diluted earnings per share	$1.15	$1.14	$.95

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		Other		Total
		Common	Paid in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Income	Equity
Balance, January 1, 2001	3,902,410	$390,241	$7,886,047	$17,815,366	$145,000		$26,236,654
Comprehensive income:
Net income		—	—	3,894,340	—	$3,894,340	3,894,340
Other comprehensive income, net of tax benefit of $66,100:
Net market valuation adjustment on securities available for sale		—	—	—	—	68,423	68,423
Less: reclassification adjustment for gains included in net income		—	—	—	—	(177,023)	(177,023)

Other comprehensive income, net of tax		—	—	—	(108,600)	(108,600)

Comprehensive income		—	—	—	—	$3,785,740

Exercise of stock options	38,050	3,805	217,818	—	—		221,623
Income tax benefit from stock options exercised		—	50,392	—	—		50,392
Issuance of stock for BonData Group Limited, Inc. acquisition	5,640	564	67,680	—	—		68,244
Cash dividends declared, $.43 per share		—	—	(1,690,561)	—		(1,690,561)

Balance, December 31, 2001	3,946,100	$394,610	$8,221,937	$20,019,145	$36,400		$28,672,092

Comprehensive income:
Net income		—	—	4,735,272	—	$4,735,272	4,735,272
Other comprehensive income, net of tax expense of $650,100:
Unrealized holding gain on securities transferred into the available for sale category from the held to maturity category		—	—	—	—	270,480	270,480
Net market valuation adjustment on securities available for sale		—	—	—	—	944,136	944,136
Less: reclassification adjustment for gains included in net income		—	—	—	—	(136,016)	(136,016)

Other comprehensive income, net of tax		—	—	—	1,078,600	1,078,600

Comprehensive income						$5,813,872

Exercise of stock options	89,525	8,953	584,144	—	—		593,097
Income tax benefit from stock options exercised		—	159,735	—	—		159,735
Cash dividends declared, $.4325 per share		—	—	(1,732,719)	—		(1,732,719)

Balance, December 31, 2002	4,035,625	$403,563	$8,965,816	$23,021,698	$1,115,000		$33,506,077

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		Other		Total
		Common	Paid in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Income	Equity
Balance, December 31, 2002	4,035,625	$403,563	$8,965,816	$23,021,698	$1,115,000		$33,506,077
Comprehensive income:
Net income		—	—	5,102,118	—	$5,102,118	5,102,118
Other comprehensive income, net of tax benefit of $464,000:
Net market valuation adjustment on securities available for sale		—	—	—	—	(589,876)	(589,876)
Less: reclassification adjustment for gains included in net income		—	—	—	—	(180,124)	(180,124)

Other comprehensive income, net of tax		—	—	—	(770,000)	(770,000)

Comprehensive income						$4,332,118

Exercise of stock options	115,050	11,505	723,077	—	—		734,582
Income tax benefit from stock options exercised		—	250,499	—	—		250,499
Private Placement of 280,653 common shares	280,653	28,065	4,315,339	—	—		4,343,404
Cash dividends declared, $.4425 per share		—	—	(1,920,834)	—		(1,920,834)

Balance, December 31, 2003	4,431,328	$443,133	$14,254,731	$26,202,982	$345,000		$41,245,846

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2003	2002	2001
Cash flows from operating activities
Net income	$5,102,118	$4,735,272	$3,894,340
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Net amortization of investments	58,777	100,101	52,793
Amortization of intangible assets	291,856	297,088	538,576
Depreciation of premises and equipment	1,755,578	1,527,761	1,381,947
Loss (gain) on sale of servicing rights	—	2,532	(255,281)
Loss on sale of assets of Keys Insurance Agency, Inc.	14,676	—	—
Gain on sale of investment in ERAS Joint Venture	(202,393)	(210,654)	(820,126)
Write-off of unamortized leasehold improvements	—	—	57,990
Provision for loan losses	1,586,000	791,000	1,005,000
Provision for losses on unfunded loan commitments	39,000	25,000	119,000
Deferred income tax benefit	(851,889)	(248,557)	(323,399)
Deferred net loan costs and fees	(1,031,220)	(940,612)	(332,144)
Investment securities net gains	(288,661)	(217,975)	(283,690)
Equity in loss, net of goodwill amortization from investment in ERAS Joint Venture	—	—	235,490
Gain on sales/disposition of premises and equipment,net	(2,188)	(7,519)	(56,347)
Gains on sales of government guaranteed loans, net	(117,490)	(28,406)	(96,571)
Mortgage loans originated for sale	(111,011,065)	(83,233,219)	(62,595,351)
Proceeds from sales of mortgage loans	113,211,586	84,816,638	63,669,936
Fees on mortgage loans sold	(2,200,521)	(1,583,419)	(1,074,585)
(Increase) decrease in accrued interest receivable and other assets	4,443,539	(3,031,129)	(6,290,419)
Increase (decrease) in accrued interest payable and other liabilities	(1,223,825)	2,532,288	(437,913)

Net cash provided (used) by operating activities	9,573,878	5,326,190	(1,610,754)

Cash flows from investing activities
Purchases of investment securities held to maturity	—	—	(106,109)
Purchases of investment securities available for sale	(27,846,152)	(24,403,715)	(21,757,766)
Sales of investment securities available for sale	3,999,968	14,342,792	17,382,719
Repayments of principal and maturities of investment securities available for sale	24,553,331	9,993,567	17,015,332
Maturities of investment securities held to maturity	—	—	16,500,000
Net (purchase) sale of FHLB stock	(889,700)	139,700	(436,500)
Proceeds from sales of government guaranteed loans	2,241,119	541,980	2,070,369
Proceeds from sale of assets of Keys Insurance Agency, Inc.	183,992	—	—
Purchase of BonData Group Limited, Inc.	—	—	(204,750)
Payment on note receivable from sale of option	—	300,000	300,000
Net proceeds received from servicing rights sales	—	33,079	219,670
Proceeds from sale of investment in ERAS JV	326,667	340,000	1,333,333
Loans originated or acquired, net of principal repayments	(97,598,755)	(63,347,486)	(78,784,302)
Purchase of life insurance policies	(250,000)	(1,795,000)	(820,000)
Purchases of premises and equipment	(3,492,444)	(3,374,823)	(4,780,136)
Sales of premises and equipment	5,263	30,585	17,333

Net cash used by investing activities	(98,766,711)	(67,199,321)	(52,050,807)

-Continued-

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2003	2002	2001
Cash flows from financing activities
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(537,560)	3,845,199	(308,039)
Net increase (decrease) in FHLB short-term advances	15,000,000	(5,000,000)	5,000,000
Proceeds from FHLB long-term advances	30,000,000	—	20,000,000
Repayments of FHLB long-term advances	(20,000,000)	—	—
Net increase in demand, money market and savings accounts	25,715,855	39,081,797	38,098,142
Net increase (decrease) in time deposits	45,413,627	27,865,795	(14,789,070)
Proceeds from issuance of subordinated debentures, net of investment in trust	—	—	5,000,000
Debt issuance costs paid	—	—	(170,816)
Proceeds from exercise of stock options	734,582	593,097	221,623
Proceeds from private placement of common stock	4,343,404	—	—
Cash dividends paid	(1,866,228)	(1,713,007)	(1,685,864)

Net cash provided by financing activities	98,803,680	64,672,881	51,365,976

Net increase (decrease) in cash and cash equivalents	9,610,847	2,799,750	(2,295,585)
Cash and cash equivalents at beginning of year	24,069,659	21,269,909	23,565,494

Cash and cash equivalents at end of year	$33,680,506	$24,069,659	$21,269,909

Supplemental disclosures of cash paid:
Interest	$9,211,211	$10,789,755	$16,267,159
Income taxes	3,775,000	2,741,000	2,241,000

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

TIB Financial Corp. is a financial holding company headquartered in Key Largo, Florida. The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiaries, TIB Bank of the Keys (Bank), Keys Insurance Agency, Inc. (assets sold in August 2003 – see Note 20), and TIB Software and Services, Inc. (assets sold in 2003 - see Note 2), collectively known as the “Company.” All significant intercompany accounts and transactions have been eliminated in consolidation. TIBFL Statutory Trust I and TIBFL Statutory Trust II were formed in conjunction with the issuance of trust preferred securities as further discussed in Note 10.

TIB Bank of the Keys is the Company’s primary operating subsidiary. The Bank provides banking services from its fourteen branch locations in Monroe, Miami-Dade, Collier and Lee counties, Florida.

The accounting and reporting policies of TIB Financial Corp. and subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

Use of Estimates and Assumptions

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. Another material estimate is the fair value of financial instruments. Changes in assumptions or in market conditions could significantly affect the fair value estimates.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits at the Federal Home Loan Bank of Atlanta. Net cash flows are reported for loan and deposit transactions.

Investment Securities

Investment securities which management has the ability and intent to hold to maturity are reported at amortized cost. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are recorded on the trade date and are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans

Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. If the collectibility of interest appears doubtful, the accrual of interest is discontinued and all unpaid interest is reversed. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Gains on sales of government guaranteed loans are recognized as income when the sales occur.

The majority of fixed rate mortgage loans are originated by the Bank and sold to a third party immediately without recourse. All fees are recognized as income at the time of the sale.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, which is increased by the provision for loan losses and decreased by charge-offs less recoveries. Loan losses are charged against the allowance when management believes the uncollectiblity of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required based on factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Individual commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. If a loan is considered to be impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer, indirect, and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Premises and Equipment

Land is carried at cost. Premises and equipment are reported at cost less accumulated depreciation. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. For Federal income tax reporting purposes, depreciation is computed using primarily accelerated methods.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adopting new accounting guidance in 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets include amounts for servicing rights on government guaranteed loans and core deposit base premiums arising from branch acquisitions. Servicing rights are being amortized over the expected life of the related loan. The deposit base premiums are being amortized using the straight-line method over an estimated life of 10 years.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Long-term Assets

Long-lived assets, including premises and equipment, core deposit and other intangible assets, are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value.

Company Owned Life Insurance

The Company has purchased life insurance polices on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings Per Common Share

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options.

Earnings per share have been computed based on the following for the years ended December 31:

	2003	2002	2001
Weighted average number of common shares outstanding:
Basic	4,257,224	3,992,775	3,923,763
Dilutive effect of options outstanding	178,637	152,080	173,004

Diluted	4,435,861	4,144,855	4,096,767

Stock options for 5,027, 152,955, and 166,933 shares of common stock were not considered in computing diluted earnings per common share for 2003, 2002, and 2001 because they were anti-dilutive. The effect of stock options, as described in Note 15, is the sole common stock equivalent for purposes of calculating diluted earnings per common share.

Stock-Based Compensation

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

	2003	2002	2001
Net income, as reported	$5,102,118	$4,735,272	$3,894,340
Stock-based compensation expense determined under fair value based method, net of tax	173,399	156,788	274,187

Pro forma net income	$4,928,719	$4,578,484	$3,620,153

Basic earnings per share as reported	$1.20	$1.19	$0.99
Pro forma basic earnings per share	1.16	1.15	0.92
Diluted earnings per share as reported	1.15	1.14	0.95
Pro forma diluted earnings per share	1.11	1.10	0.88

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in the years ended December 31, :

	2003	2002	2001
Dividend yield	2.7%	3.2%	3.5%
Risk-free interest rate	4.0% to 4.2%	4.4% to 5.4%	4.9% to 5.4%
Expected option life	9 years	9.2 years	10 years
Volatility	.31	.29	.44
Weighted average fair value of options granted during year	$5.83	$3.69	$5.19

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now such matters that will have a material effect on the financial statements.

Operating Segments

Internal financial information is primarily reported and aggregated in three lines of business: community banking, merchant bankcard, and parent and other.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates include uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.

Recent Accounting Pronouncements

During 2003, the Company adopted FASB Statement 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” FASB Statement 150, “Accounting for Certain Financial Instruments with Characteristics of both

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Liabilities and Equities,” FASB Statement 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” and FASB Interpretation 46, “Consolidation of Variable Interest Entities.” Adoption of these new standards did not materially affect the Company’s operating results or financial condition.

Statement 149 indicates that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

Statement 150 requires reporting mandatorily redeemable shares as liabilities, as well as obligations, not in the form of shares, to repurchase shares that may require cash payment and some obligations that may be settled by issuing a variable number of equity shares.

Statement 132 (revised 2003) requires additional disclosures about the assets, obligations, cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.

Interpretation 45 requires recognizing the fair value of guarantees made and information about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. Interpretation 45 covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding.

Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Note 2 - Acquisitions and Divestitures

In 1998, the Parent Company’s subsidiary, TIB Software and Services, Inc., acquired a 30 percent interest in ERAS Joint Venture (the “Venture”), a general partnership, in exchange for consideration of $791,216. The Venture’s primary business is item processing and the design, development, installation and maintenance of accounting software for financial institutions. Goodwill associated with the transaction totaled $637,614 and was being amortized over a period of ten years through December 31, 2001, at which time the amortization was discontinued. Through December 31, 2001, the investment in the Venture was accounted for using the equity method. On December 31, 2001, the Company sold two thirds of its ownership interest in the Venture for $1,333,333. The Company recognized a gain of $820,126 on the transaction. This sale reduced the Company’s ownership in the Venture to 10%. Beginning January 1, 2002, the investment in the Venture was accounted for using the cost method. On October 4, 2002, the Company sold 5.1% of the Company’s 10% interest in the Venture for $340,000. The Company recognized a gain of $210,654 on the transaction. This sale, accompanied by the additional transfer of assets by other owners into the Venture, reduced the Company’s ownership in the Venture to 4.53%. The Venture also made a dividend distribution to the Company in 2002 in the amount of $32,616. On May 29, 2003, TIB Software and Services, Inc. sold its remaining interest in the Venture for $326,667. The Company recognized a pretax gain of $202,393 on the transaction.

ERAS Joint Venture is the Bank’s item processor. Payments of approximately $579,000, $483,000, and $621,000 were made by the Bank to the Venture in 2003, 2002, and 2001, respectively. Of the amount paid in 2003, approximately

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

$249,000 was paid to the Venture through the sale date of May 29, 2003.

On October 31, 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. which was 100% owned by a company director. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) had three offices in the Florida Keys and brokered a full line of commercial and residential hazard insurance coverages as well as life and health insurance and annuities. The purchase price for the net assets of the agency was $1,870,000 which consisted primarily of intangible assets. The consideration consisted of $220,000 of Company common stock (21,463 shares) and $1,650,000 in cash (paid at closing). Under the purchase agreement, annual cash payments of $110,000 were to be made following each of the first three anniversaries of the closing date, subject to the agency achieving certain earnings thresholds. Any of this additional consideration that was paid at the end of each contingency period would at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2001, 2002, or 2003. This acquisition was recorded using the purchase method of accounting.

On September 25, 2001, Keys Insurance Agency, Inc. purchased BonData Group Limited, Inc. a Ft Myers, Florida based insurance agency specializing in surety bond underwriting and placement. Total consideration paid at closing for the agency was $273,000. This was comprised of approximately $68,000 in the Company’s common stock (5,640 shares) and approximately $205,000 in cash. Under the purchase agreement, annual cash payments of $24,000 were to be made following each of the first two anniversaries of the closing date, subject to the agency achieving certain earnings thresholds. Any of this additional consideration that was paid at the end of each contingency period, would at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2002 or 2003. This acquisition was recorded using the purchase method of accounting.

On August 15, 2003, the Company closed the sale of Keys Insurance Agency, Inc., a wholly owned subsidiary of the Company, to Derek Martin-Vegue and his partner. Mr. Martin-Vegue is a former director of the Company and TIB Bank of the Keys. The transaction was structured as a sale of the agency assets. The buyer paid $2,204,930 in cash at the closing. Of the cash payment at closing, proceeds of $2,020,938 were pursuant to a loan from TIB Bank of the Keys (a subsidiary of the Company) to the buyer. The Company recognized a loss of $14,676 on the transaction. Therefore, the results of operations of Keys Insurance Agency, Inc. are included in the Consolidated Statements of Income as “discontinued operations” (Note 20).

Note 3 - Cash and Due From Banks

Cash on hand or on deposit with the Federal Reserve Bank of $3,769,000 and $2,205,000 was required to meet regulatory reserve and clearing requirements at December 31, 2003, and December 31, 2002, respectively. These balances do not earn interest.

The Bank maintains an interest bearing account at the Federal Home Loan Bank of Atlanta. The total on deposit was approximately $170,000 and $263,000 at December 31, 2003 and December 31, 2002, respectively.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 - Investment Securities

The amortized cost, estimated fair value, and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), are as follows for investment securities available for sale:

	Amortized	Unrealized	Unrealized	Estimated
December 31, 2003	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$209,269	$8,965	$—	$218,234
U.S. Government agencies and corporations	31,356,782	424,790	662,621	31,118,951
States and political subdivisions- tax exempt	8,837,687	378,482	59,225	9,156,944
States and political subdivision - taxable	3,559,202	41,614	100,648	3,500,168
Marketable equity securities	2,999,989	395,000	—	3,394,989
Mortgage-backed securities	5,040,638	127,799	1,156	5,167,281

	$52,003,567	$1,376,650	$823,650	$52,556,567

	Amortized	Unrealized	Unrealized	Estimated
December 31, 2002	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$212,412	$10,978	$—	$223,390
U.S. Government agencies and corporations	28,333,379	883,621	—	29,217,000
States and political subdivisions- tax exempt	5,171,944	382,444	—	5,554,388
States and political subdivision - taxable	4,380,149	88,347	8,521	4,459,975
Mortgage-backed securities	14,382,946	430,131	—	14,813,077

	$52,480,830	$1,795,521	$8,521	$54,267,830

In June 2002, the Company transferred all investment securities in the held to maturity category with a book value totaling $18,507,916 to the available for sale category. The difference between amortized historical cost and fair value for this portfolio of $433,461 was recorded net of tax in other comprehensive income. Securities in the available for sale category allow for more flexibility in managing the investments for the Bank. Since changes in market value do not affect the regulatory capital ratios of the Bank there is no compelling reason to not have the ability to sell securities when appropriate. Securities maintained in the held to maturity portfolio do limit the volatility of GAAP capital. However, as the Bank has trended toward higher loan to deposit ratios (therefore low investments to asset ratios) the probable amount of this volatility has become much less significant relative to the size of the Bank.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Securities with unrealized losses at December 31, 2003 not recognized in income are as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agencies and corporations	$20,396,570	$662,621	—	—	$20,396,570	$662,621
States and political subdivisions - tax exempt	3,055,109	59,225	—	—	3,055,109	59,225
States and political subdivision - taxable	2,999,730	100,648	—	—	2,999,730	100,648
Mortgage-backed securities	131,857	1,156	—	—	131,857	1,156

Total temporarily impaired	$26,583,266	$823,650	$—	$—	$26,583,266	$823,650

All of the unrealized losses in the portfolio are short-term in nature (ie. less than 12 months). The Company views the unrealized losses in the above table to be temporary in nature for the following reasons. First, the decline in market values are mostly due to an increase in market rates and are not credit related. These securities are mostly AAA rated securities and have experienced no significant deterioration in value due to credit quality concerns. Second, the magnitude of the unrealized losses at about 3% of the fair value of those securities with losses is consistent with normal fluctuations of value due to the volatility of market interest rates. Finally, the nature of what makes up the security portfolio is determined by the overall balance sheet of the Company and currently it is suitable for the Company’s security portfolio to be primarily comprised of fixed rate securities. Fixed rate securities will by their nature react in price inversely to changes in market rates and that is liable to occur in both directions.

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2003, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Investment Securities
	Available for Sale
	Amortized	Estimated
December 31, 2003	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	23,822,914	24,190,435
Due after five years through ten years	12,793,911	12,665,586
Due after ten years	7,346,115	7,138,276
Marketable equity securities	2,999,989	3,394,989
Mortgage-backed securities	5,040,638	5,167,281

	$52,003,567	$52,556,567

At December 31, 2003, securities with a fair value of approximately $19,863,000 are subject to call during 2004.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Sales of available for sale securities were as follows:

	2003	2002	2001
Proceeds	$3,999,968	$14,342,792	$17,382,719
Gross gains	279,540	199,587	312,147
Gross losses	—	—	—

Calls of investment securities held to maturity during 2001 were $16,500,000. Maturities, principal repayments, and calls of investment securities available for sale during 2003, 2002 and 2001 were $24,553,331, $9,993,567 and $17,015,332, respectively. Net gains (losses) realized from calls and mandatory redemptions of securities during 2003, 2002 and 2001 were $9,121, $18,388 and ($28,457), respectively.

Investment securities having carrying values of approximately $16,284,000 and $18,517,000 at December 31, 2003 and 2002, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law.

Note 5 - Loans

Major classifications of loans are as follows:

December 31,	2003	2002
Real estate mortgage loans:
Commercial	$297,221,372	$265,112,947
Residential	60,104,032	68,389,247
Farmland	2,316,833	442,707
Construction and vacant land	32,088,657	14,892,626
Commercial and agricultural loans	63,623,676	49,212,393
Home equity loans	12,573,991	17,475,539
Indirect auto dealer loans	59,437,058	16,854,612
Other consumer loans	11,232,062	9,364,144

Total loans	538,597,681	441,744,215
Net deferred loan costs	1,814,939	783,719

Loans, net of deferred loan costs	$540,412,620	$442,527,934

Substantially all loans are made to borrowers in the Bank’s primary market area of Monroe, South Miami-Dade, Collier and Lee counties.

The Bank made a $10,000,000 loan to construct a lumber mill in northern Florida. Of this amount, $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at December 31, 2003 and December 31, 2002, and is accruing interest. Accrued interest on this loan totals approximately $590,000 and $505,000 at December 31, 2003 and December 31,

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

2002, respectively.

The Bank is pursuing a sale of the property and equipment and has incurred various expenditures. The Bank capitalized the liquidation costs and the portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled $192,464 and $550,000 at December 31, 2003 and December 31, 2002, respectively. The non-guaranteed principal and interest ($1,961,000 at December 31, 2003 and December 31, 2002) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $511,000 and $558,000 at December 31, 2003 and December 31, 2002, respectively are included as “other assets” in the financial statements.

The Bank sold certain pieces of equipment associated with the lumber mill property. Proceeds from the sales were used to reduce the other real estate amount and liquidation cost amounts recorded on the Bank’s books. In 2003, the Bank wrote down the carrying amount of the other real estate by $262,000 based upon anticipated proceeds from the sale of the property and remaining equipment.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. The Bank was awarded title to the real property on June 12, 2001, and an adjudicated interest in the owner’s trust proceeds. The time constraints imposed by Florida law required that the personal property be disposed of or charged off by December 2001. The Bank applied to the State of Florida for an extension to carry the personal property on the Bank’s books and was granted an extension to carry the personal property on its books until June 11, 2003. Since the property had not been liquidated as of June 11th, the Bank charged-off the non guaranteed principal and interest totaling $1,961,000 at June 30, 2003, for regulatory purposes. Since the Company believes this amount is ultimately realizable, it did not write off this amount for financial statement purposes under generally accepted accounting principles.

Activity in the allowance for loan losses is as follows:

Years ended December 31,	2003	2002	2001
Balance, beginning of year	$4,272,499	$3,674,842	$3,267,873
Provision for loan losses charged to expense	1,586,000	791,000	1,005,000
Loans charged off	(667,750)	(301,561)	(622,697)
Recoveries of loans previously charged off	25,152	108,218	24,666

Balance, end of year	$5,215,901	$4,272,499	$3,674,842

Impaired loans are as follows:

Years ended December 31,	2003	2002
Year end loans with no allocated allowance for loan losses	$2,737,439	$56,292
Year end loans with allocated allowance for loan losses	—	25,624

Total	$2,737,439	$81,916

Amount of the allowance for loan losses allocated	$—	$12,812

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

	2003	2002	2001
Average of impaired loans during the year	$1,088,280	$416,463	$1,106,900
Interest income recognized during impairment	72,126	5,644	81,871
Cash basis interest income recognized	—	3,249	—

Non-performing loans include nonaccrual loans and accruing loans contractually past due 90 days or more. Nonaccrual loans are comprised principally of loans 90 days past due as well as certain loans, which are current but where serious doubt exists as to the ability of the borrower to comply with the repayment terms. Interest previously accrued and not yet paid on nonaccrual loans is reversed during the period in which the loan is placed in a nonaccrual status.

Non-performing loans are as follows:

Years ended December 31,	2003	2002
Nonaccrual loans	$390,316	$545,523
Loans past due over 90 days still on accrual (a)	—	—

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

(a) Non-performing loans at December 31, 2003 and 2002, excludes the $1.6 million loan discussed above that is guaranteed for both principal and interest by the USDA.

Note 6 - Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31,	2003	2002
Land	$5,999,136	$4,924,198
Buildings and leasehold improvements	15,216,464	13,400,848
Furniture, fixtures and equipment	11,126,651	10,356,536
Construction in progress	690,656	1,206,909

	33,032,907	29,888,491
Less accumulated depreciation	(11,959,731)	(10,431,341)

Premises and equipment, net	$21,073,176	$19,457,150

In 2002, the Bank converted its ownership interest in land located in Naples, Florida with a net book value of $2,366,999, for an ownership interest in the first floor of the office building that was constructed on this site.

The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to fourteen years. Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2003:

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years ending December 31,
2004	$502,831
2005	511,563
2006	464,044
2007	452,122
2008	447,245
Thereafter	960,156

$3,337,961

Rental expense for the years ended December 31, 2003, 2002 and 2001, was approximately $443,000, $430,000 and $239,000, respectively (see Note 13).

Note 7 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, are as follows:

	Government
	Guaranteed
	Loan Sales and	Insurance	Investment in
	Servicing	Agency Sales	ERAS JV (a)	Totals
Balance at January 1, 2002	$155,232	$2,010,211	$139,962	$2,305,405
Goodwill associated with sale of partial interest of Investment in ERAS JV	—	—	(71,381)	(71,381)

Balance at December 31, 2002	155,232	2,010,211	68,581	2,234,024
Goodwill associated with sale of remaining interest of Investment in ERAS JV	—	—	(68,581)	(68,581)
Goodwill associated with sale of Keys Insurance Agency, Inc.	—	(2,010,211)	—	(2,010,211)

Balance at December 31, 2003	$155,232	$—	$—	$155,232

(a)	Investment in ERAS JV is reported as “Parent and Other” in the segment reporting table in Note 19.

Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows:

	For the year ended December 31,
	2003	2002	2001
Reported net income	$5,102,118	$4,735,272	$3,894,340
Add back goodwill amortization, net of tax effect	—	—	125,370

Adjusted net income	$5,102,118	$4,735,272	$4,019,710

Basic earnings per share:
Reported net income	$1.20	$1.19	$0.99
Goodwill amortization	—	—	0.03

Adjusted net income	$1.20	$1.19	$1.02

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

	For the year ended December 31,
	2003	2002	2001
Diluted earnings per share:
Reported net income	$1.15	$1.14	$0.95
Goodwill amortization	—	—	0.03

Adjusted net income	$1.15	$1.14	$0.98

Amortized intangible assets at December 31, consist of the following:

	2003			2002
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Core deposit intangible	$2,941,234	$1,284,558	$1,656,676	$2,941,234	$1,000,593	$1,940,641
Excess servicing fees	88,917	58,531	30,386	88,917	50,640	38,277

Total	$3,030,151	$1,343,089	$1,687,062	$3,030,151	$1,051,233	$1,978,918

Aggregate intangible asset amortization expense was $291,856, $297,088 and $538,576 for 2003, 2002, and 2001.

Estimated amortization expense for each of the next five years is as follows:

Years ending December 31,
2004	$298,457
2005	293,083
2006	287,705
2007	285,216
2008	285,216

Note 8 - Time Deposits

At December 31, 2003, the scheduled maturities of time deposits are as follows:

Years ending December 31,
2004	$126,945,524
2005	47,628,006
2006	6,552,405
2007	6,804,082
2008	17,094,326
Thereafter	5,748

$205,030,091

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 - Short-Term Borrowings and Federal Home Loan Bank Advances

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

The Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 14% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators (increased to 20% effective January 2004). The credit availability approximated $93.4 million at December 31, 2003. There is $45 million outstanding at December 31, 2003 and $20 million outstanding at December 31, 2002. The outstanding amount at December 31, 2003 consists of three $5 million daily advances, $10 million maturing in January 2004 and two $10 million advances maturing in September 2004. On December 31, 2003 the rate on the daily advances is 1.15% and the rates on the long term advances are from 1.18% to 1.22%, repricing quarterly. Any advances are secured by the Bank’s one-to-four-family residential mortgage loans.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the four categories of short-term borrowings:

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31,	2003	2002
Federal funds purchased:
Balance:
Average daily outstanding	$141,814	$178
Year-end outstanding	—	—
Maximum month-end outstanding	—	—
Rate:
Weighted average for year	1.7%	1.9%
Weighted average interest rate at December 31	n/a	n/a
Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$3,063,563	$1,975,932
Year-end outstanding	2,942,962	3,003,839
Maximum month-end outstanding	4,579,346	3,923,438
Rate:
Weighted average for year	1.0%	1.5%
Weighted average interest rate at December 31	0.8%	1.1%
Treasury, tax and loan note option:
Balance:
Average daily outstanding	$632,712	$775,868
Year-end outstanding	1,098,437	1,575,120
Maximum month-end outstanding	1,700,000	1,700,000
Rate:
Weighted average for year	0.9%	1.3%
Weighted average interest rate at December 31	0.7%	1.0%
Advances from the Federal Home Loan Bank-Short Term:
Balance:
Average daily outstanding	$4,646,575	$82,192
Year-end outstanding	15,000,000	—
Maximum month-end outstanding	15,000,000	—
Rate:
Weighted average for year	1.3%	1.9%
Weighted average interest rate at December 31	1.2%	n/a
Advances from the Federal Home Loan Bank-Long Term:
Balance:
Average daily outstanding	$16,958,904	$20,000,000
Year-end outstanding	30,000,000	20,000,000
Maximum month-end outstanding	30,000,000	20,000,000
Rate:
Weighted average for year	1.3%	1.9%
Weighted average interest rate at December 31	1.2%	1.7%

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 - Other Borrowings

Line of Credit

The Company has a $3,000,000 revolving line of credit with Independent Bankers’ Bank of Florida. Amounts outstanding under the line bear interest equal to the prime rate published in The Wall Street Journal minus one half percent, which is subject to change daily, and is subject to a 4.25% floor. Interest is payable monthly, and any principal is due on demand, or if no demand is made, at maturity on April 30, 2005. This credit facility is secured by 100 percent of the outstanding shares of TIB Bank of the Keys and requires, among other things, that the Bank maintain a minimum Tier 1 capital ratio of 6 percent. There were no amounts outstanding under this line at December 31, 2003 or 2002.

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

Subordinated Debentures

On September 7, 2000, the Company participated in a pooled offering of trust preferred securities. The Company formed TIBFL Statutory Trust I (the “Trust”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust used the proceeds from the issuance of $8,000,000 in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 14).

On July 31, 2001, the Company participated in a pooled offering of trust preferred securities. The Company formed TIBFL Statutory Trust II (the “Trust II”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust II used the proceeds from the issuance of $5,000,000 in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points). The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly. The rate in effect at December 31, 2003 was 4.74%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 14).

Prior to 2003, the trusts were consolidated in the Company’s financial statements, with the trust preferred securities issued by the trusts reported in liabilities as “trust preferred securities” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trusts are no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trusts as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trusts, as these are no longer eliminated in consolidation. Since the amount of the subordinated debentures and the

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

trust preferred securities was the same, the effect of no longer consolidating the trusts does not change the amounts reported as the Company’s assets, liabilities, equity, or interest expense. Accordingly, the amounts previously reported as “trust preferred securities” in liabilities have been recaptioned “subordinated debentures” and continue to be presented in liabilities on the balance sheet.

Contractual Maturities

The contractual maturities of long-term debt are as follows at December 31, 2003:

	Fixed Rate	Floating Rate	Total
Due in 2004	$—	$—	$—
Due in 2005	—	—	—
Due in 2006	—	—	—
Due in 2007	—	—	—
Due in 2008	—	—	—
Thereafter	13,250,000	5,000,000	18,250,000

Total long-term debt	$13,250,000	$5,000,000	$18,250,000

Note 11- Income Taxes

Income tax expense (benefit) was as follows:

Years ended December 31,	2003	2002	2001
Current income tax provision	$3,599,789	$2,712,357	$2,353,599
Deferred tax benefit	(851,889)	(248,557)	(323,399)

Total	$2,747,900	$2,463,800	$2,030,200

A reconciliation of income tax computed at the 34% Federal statutory income tax rate to total income taxes reported is as follows:

Years ended December 31,	2003	2002	2001
Pretax income	$7,850,018	$7,199,072	$5,924,540

Income taxes computed at Federal statutory tax rate	2,669,000	$2,447,700	$2,014,300
Effect of:
Tax-exempt income	(275,100)	(213,400)	(208,700)
State income taxes	276,900	253,500	150,700
Other, net	77,100	(24,000)	73,900

Total	$2,747,900	$2,463,800	$2,030,200

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

     Year end deferred tax assets and liabilities were due to the following:

December 31,	2003	2002
Allowance for loan losses	$1,959,057	$1,553,102
Core deposit intangible	178,708	139,971
Deferred compensation	339,538	182,419
Other	108,809	6,515

Total gross deferred tax assets	2,586,112	1,882,007

Accumulated depreciation	(593,635)	(690,833)
Goodwill	(11,126)	(59,512)
Gain on building swap	(70,413)	(72,613)
Net unrealized gains on securities available for sale	(208,000)	(672,000)

Total gross deferred tax liabilities	(883,174)	(1,494,958)

Net deferred tax asset	$1,702,938	$387,049

Note 12 - Employee Benefit Plans

The Bank maintains an Employee Stock Ownership Plan with 401(k) provisions that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Bank and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Bank will match 50 percent of salary reduction contributions up to 4 percent of compensation, not to exceed a maximum contribution of $1,000 per employee; and an additional discretionary contribution which may be made by the Bank and allocated to the accounts of participants on the basis of total relative compensation. The Bank contributed $69,000, $202,000 and $39,000 to the plan in 2003, 2002 and 2001, respectively. As of December 31, 2003, the Plan contained approximately 162,000 shares of the Company’s common stock.

In 2001, the Bank entered into salary continuation agreements with three of its executive officers. Two additional executive officers entered into salary continuation agreements in 2003. The plan is a nonqualified deferred compensation arrangement that is designed to provide supplemental retirement income benefits to participants. The Bank expensed $253,732 and $173,390 for the accrual of future salary continuation benefits in 2003 and 2002, respectively. The Bank has purchased single premium life insurance policies on these individuals. Cash value income (net of related insurance premium expense) totaled $224,828 and $160,681 in 2003 and 2002, respectively. The accompanying balance sheet included $4,826,609 and $3,181,781 in surrender value and other liabilities included salary continuation benefits payable of $550,829 and $297,097 at December 31, 2003 and 2002, respectively.

In 2001, the Bank established a non qualified retirement benefit plan for eligible Bank directors. Under the plan, the Company pays each participant, or their beneficiary, the amount of fees deferred and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date. The Bank expensed $165,134 and $119,413 for the accrual of current and future retirement benefits in 2003 and 2002, respectively, which included $145,600 and $102,367 in 2003 and 2002 related to the annual director retainer fees and monthly meeting fees that certain directors elected to defer. The Bank has purchased single premium split dollar life insurance policies on these individuals. Cash value income (net of related insurance premium expense) totaled $151,568 and $147,334 in 2003 and 2002. The accompanying balance sheet included $3,715,817 and $2,939,249 in surrender value and other liabilities included retirement benefits payable of $351,479 and $187,671 at December 31, 2003 and 2002, respectively.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 - Related Party Transactions

The Bank had loans outstanding to certain of its executive officers, directors, security holders who beneficially own more than ten percent of the Company’s voting securities, and their related business interests as follows:

Beginning balance, January 1, 2003	$8,706,936
New loans	621,097
Effect of changes in related parties	(6,951,179)
Repayments	(356,364)

Ending balance, December 31, 2003	$2,020,490

Unfunded loan commitments to these individuals and their related business interests totaled $140,051 at December 31, 2003. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

On August 15, 2003, the Company closed the sale of Keys Insurance Agency, Inc., a wholly owned subsidiary of the Company, to Derek Martin-Vegue and his partner. Mr. Martin-Vegue is a former director of the Company and TIB Bank of the Keys (see Note 20). The purchase price was arrived at through negotiations between the Company and the buyer, and approximates the appraised value of the agency in a December 2002 appraisal received by the Company, less the present value of the tax-effect of the goodwill deductions the Company would have otherwise received without a sale of the agency.

From October 2000 to August 2003, the Company leased office space in a building owned by a company director. Annual rental expense under the lease agreement was $37,410 (see Note 6).

As part of its indirect lending operations, the Bank purchases indirect loans from a dealership owned by an officer of the Bank. Loans purchased from that dealership totaled approximately $2,028,000 and $1,639,000 in 2003 and 2002, respectively. These loans are on a full recourse basis. Additionally, the Bank utilizes a company owned by this officer to provide collection services, which includes repossession services. The total amount paid to that company for these services totaled approximately $154,000 and $0 in 2003 and 2002. Repossessed vehicles are offered for sale on consignment on one of the officer’s retail car lots.

Note 14 - Shareholders’ Equity and Minimum Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements result in certain discretionary actions by regulators that could have an effect on the Company’s operations. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the following tables. The actual capital amounts and ratios are also presented in the following tables.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands, except percentages)

	Well Capitalized		Adequately Capitalized
	Requirement		Requirement		Actual
December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated	≥$32,507	≥ 5.0%	≥$26,006	≥ 4.0%	$50,807	7.8%
Bank	32,483	≥ 5.0%	25,986	≥ 4.0%	55,472	8.5%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	≥$34,722	≥ 6.0%	≥$23,148	≥ 4.0%	$50,807	8.8%
Bank	34,676	≥ 6.0%	23,117	≥ 4.0%	55,472	9.6%
Total Capital (to Risk Weighted Assets)
Consolidated	≥$57,870	≥10.0%	≥$46,296	≥ 8.0%	$61,456	10.6%
Bank	57,793	≥10.0%	46,235	≥ 8.0%	60,871	10.5%

	Well Capitalized		Adequately Capitalized
	Requirement		Requirement		Actual
December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated	≥$27,520	≥ 5.0%	≥$22,016	≥ 4.0%	$39,009	7.1%
Bank	27,474	≥ 5.0%	21,979	≥ 4.0%	45,739	8.3%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	≥$28,035	≥ 6.0%	≥$18,690	≥ 4.0%	$39,009	8.3%
Bank	27,989	≥ 6.0%	18,659	≥ 4.0%	45,739	9.8%
Total Capital (to Risk Weighted Assets)
Consolidated	≥$46,725	≥10.0%	≥$37,380	≥ 8.0%	$50,879	10.9%
Bank	46,648	≥10.0%	37,318	≥ 8.0%	50,156	10.8%

At year end 2003 and 2002, the most recent regulatory notification categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action.

Management believes, as of December 31, 2003, that the Company and the Bank meet all capital requirements to which it is subject. The Company has included in Tier I Capital a portion of the trust preferred securities that were issued in September 2000 and July 2001.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to the Company without prior regulatory approval at December 31, 2003, is approximately $13,772,000.

Note 15 - Stock Options

Under the Bank’s 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (“the Plan”) as amended and restated as of August 31, 1996, the Board of Directors of the Company may grant nonqualified stock options to any

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the Plan, the maximum number of shares of common stock of the Company that may be optioned or sold is 978,000 shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company. If options granted under the Plan expire or terminate for any reason without having been exercised in full, the shares not purchased shall again be available for option for the purposes of the Plan.

The exercise price for common stock must equal 100 percent of the fair market value of the stock at the time the option is granted, unless the Board determines otherwise. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant, and such option is not exercisable until five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted.

A summary of the activity in the plan is as follows:

					Weighted
		Exercise Price			Average
	Shares	Range			Exercise Price
Balance, December 31, 2000	604,550	$5.49	—	$14.50	$8.48
Granted	59,002	10.13	—	13.55	13.29
Exercised	(38,050)	5.49	—	11.25	5.83
Expired or Forfeited	(40,100)	8.33	—	13.55	11.14

Balance, December 31, 2001	585,402	5.49	—	14.50	8.96
Granted	164,000	11.21	—	14.12	12.54
Exercised	(89,525)	5.49	—	13.50	6.63
Expired or Forfeited	(92,672)	5.49	—	13.55	10.62

Balance, December 31, 2002	567,205	5.49	—	14.50	10.09
Granted	44,500	16.35	—	19.40	17.93
Exercised	(115,050)	5.49	—	14.12	6.39
Expired or Forfeited	(19,150)	5.49	—	16.35	11.46

Balance, December 31, 2003	477,505	$5.49	—	$19.40	$11.66

Options exercisable at December 31, 2003	236,405
Options exercisable at December 31, 2002	282,305
Options exercisable at December 31, 2001	345,802

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Options outstanding at December 31, 2003 were as follows:

			Outstanding Options			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average		Average
Exercise				Contractual	Exercise		Exercise
Price			Number	Life	Price	Number	Price
$5.49	-	$5.50	56,175	0.99	$5.49	55,575	$5.49
6.23	-	6.23	15,000	1.58	6.23	15,000	6.23
8.33	-	9.00	49,100	2.61	8.73	33,500	8.73
10.13	-	10.50	34,600	6.88	10.47	9,850	10.48
11.00	-	11.75	31,700	5.02	11.34	8,850	11.41
12.40	-	12.65	109,500	7.42	12.41	12,500	12.41
13.00	-	13.55	119,730	4.95	13.49	84,430	13.50
14.00	-	14.50	18,200	6.02	14.19	11,700	14.17
16.35	-	16.35	18,500	9.23	16.35	—	—
18.20	-	19.40	25,000	9.80	19.16	5,000	18.20

$5.49	-	$19.40	477,505	5.31	$11.66	236,405	$10.35

Note 16 - Loan Commitments and Other Related Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at December 31:

	2003		2002
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans	$15,189,845	$4,593,000	$2,367,184	$8,541,750
Unfunded commitments under lines of credit	1,250,145	51,568,960	2,187,476	43,371,554

At December 31, 2003 and 2002, commitments under standby letters of credit aggregated approximately $1,543,000 and $2,728,000, respectively.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17 - Supplemental Financial Data

Components of other expense in excess of 1 percent of total interest and other income are as follows:

Years ended December 31,	2003	2002	2001
Merchant bankcard processing expenses	$3,152,831	$2,780,454	$2,519,241
Other merchant charges	502,834	461,343	523,705
Operating supplies	495,029	428,451	495,317
Computer services	1,532,740	1,626,608	1,516,946
Legal and professional fees	845,316	748,893	724,968
Marketing and community relations	851,460	864,613	696,566
Postage, courier, and armored car	700,079	590,223	500,498

Note 18 - Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows at December 31:

(amounts in thousands)	2003		2002
	Carrying	Estimated	Carrying	Estimated
December 31,	Value	Fair Value	Value	Fair Value
Financial assets:
Cash and cash equivalents	$33,681	$33,681	$24,070	$24,070
Investment securities available for sale	52,557	52,557	54,268	54,268
Loans, net	535,197	537,099	438,255	445,955
Federal Home Loan Bank and Independent Bankers’ Bank stock	2,376	2,376	1,486	1,486
Accrued interest receivable	3,373	3,373	2,949	2,949
Financial liabilities:
Noncontractual deposits	348,783	348,783	323,067	323,067
Contractual deposits	205,030	209,085	159,616	162,377
Federal Home Loan Bank Advances	45,000	45,000	20,000	20,000
Short-term borrowings	4,041	4,041	4,579	4,579
Notes payable	5,250	5,546	5,250	4,945
Subordinated debentures	13,000	13,296	13,000	13,472
Accrued interest payable	3,504	3,504	2,876	2,876

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, Federal Home Loan Bank stock and other bankers’ bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items that includes commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 – Segment Reporting

TIB Financial Corp. has three reportable segments: community banking, merchant bankcard processing, and parent and other. The community banking segment’s business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bankcard processing segment processes credit card transactions for local merchants. The parent and other segment includes the operations of the holding company, retail investment service operations of the Bank, and the Company’s investment in ERAS Joint Venture.

The results of Keys Insurance Agency, Inc. are not included in the segment reporting as they are classified separately as discontinued operations in the consolidated financial statements (see Note 20). Total assets of Keys Insurance Agency, Inc. at December 31, 2003, December 31, 2002 and December 31, 2001 were $0, $2,278,870 and $2,285,331 respectively.

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

Intercompany transactions have been ignored in preparing the segment reporting amounts below.

Year ended	Community	Merchant	Parent and
December 31, 2003	Banking	Bankcard	Other	Total
Interest and dividend income	$34,606,423	$—	$—	$34,606,423
Interest expense	(8,249,075)	—	(1,590,088)	(9,839,163)

Net interest and dividend income	26,357,348	—	(1,590,088)	24,767,260
Other income	6,460,642	4,953,348	622,809	12,036,799
Depreciation and amortization	(1,963,081)	(45,523)	(4,398)	(2,013,002)
Other expense	(22,427,866)	(3,982,361)	(731,384)	(27,141,611)

Pretax segment profit	$8,427,043	$925,464	$(1,703,061)	$7,649,446

Segment assets	$668,495,500	$36,717	$765,531	$669,297,748

Year ended	Community	Merchant	Parent and
December 31, 2002	Banking	Bankcard	Other	Total
Interest and dividend income	$31,287,177	$—	$29,133	$31,316,310
Interest expense	(8,705,737)	—	(1,623,519)	(10,329,256)

Net interest and dividend income	22,581,440	—	(1,594,386)	20,987,054
Other income	5,594,079	4,387,095	447,529	10,428,703
Depreciation and amortization	(1,718,122)	(44,202)	(5,044)	(1,767,368)
Other expense	(18,485,929)	(3,576,610)	(593,008)	(22,655,547)

Pretax segment profit	$7,971,468	$766,283	$(1,744,909)	$6,992,842

Segment assets	$564,220,977	$65,923	$582,876	$564,869,776

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended	Community	Merchant	Parent and
December 31, 2001	Banking	Bankcard	Other	Total
Interest and dividend income	$33,655,796	$—	$61,682	$33,717,478
Interest expense	(14,096,439)	—	(1,700,964)	(15,797,403)

Net interest and dividend income	19,559,357	—	(1,639,282)	17,920,075
Other income	5,226,666	4,009,664	997,593	10,233,923
Equity in loss, net of goodwill amortization, from investment in ERAS Joint Venture	—	—	(235,490)	(235,490)
Depreciation and amortization	(1,707,315)	(42,158)	(4,989)	(1,754,462)
Other expense	(16,298,339)	(3,405,858)	(462,529)	(20,166,726)

Pretax segment profit	$6,780,369	$561,648	$(1,344,697)	$5,997,320

Segment assets	$490,929,421	$85,231	$811,262	$491,825,914

The Company discontinued separate reporting of its “Government Guaranteed Loan Sales and Servicing” segment in 2003. This segment is now included as part of the “Community Banking” segment above.

Note 20 – Discontinued Operations

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

The results of Keys Insurance Agency, Inc. operations, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

Years ended December 31:	2003	2002	2001
Other income	$1,254,816	$1,801,297	$1,458,299
Depreciation and amortization	34,432	57,481	166,061
Other expense	1,019,812	1,537,586	1,365,018

Pretax income from discontinued operations	$200,572	$206,230	$(72,780)

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 – Condensed Financial Information of TIB Financial Corp.

Condensed Balance Sheets
(Parent Only)

December 31,	2003	2002
Assets
Cash on deposit with subsidiary	$758,052	$734,863
Dividends and other receivables from subsidiaries	9,590	9,750
Investment in bank subsidiary	58,910,047	48,954,471
Investment in TIB Software & Services, Inc.	—	129,370
Investment in TIBFL Statutory Trust I	248,000	248,000
Investment in TIBFL Statutory Trust II	155,000	155,000
Investment in Keys Insurance Agency, Inc.	—	2,301,298
Income tax receivable	338,505	84,763
Other assets	423,866	436,700

Total Assets	$60,843,060	$53,054,215

Liabilities and Shareholders’ Equity
Liabilities
Dividends payable	$498,524	$443,919
Interest payable	439,690	445,017
Due to subsidiaries	—	3,252
Notes payable	18,653,000	18,653,000
Other liabilities	6,000	2,950

Total liabilities	19,597,214	19,548,138

Shareholders’ equity
Common stock	443,133	403,563
Surplus	14,254,731	8,965,816
Retained earnings	26,202,982	23,021,698
Accumulated other comprehensive income	345,000	1,115,000

Total shareholders’ equity	41,245,846	33,506,077

Total Liabilities and Shareholders’ Equity	$60,843,060	$53,054,215

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

21. Condensed Financial Information of TIB Financial Corp. (continued)

Condensed Statements of Income
(Parent Only)

Years ended December 31,	2003	2002	2001
Operating income
Dividend from bank subsidiary	$832,000	$781,604	$1,924,122
Dividend from TIBFL Statutory Trust I	26,288	26,288	26,288
Dividend from TIBFL Statutory Trust II	7,631	8,584	4,449
Dividend from TIB Software & Services, Inc.	126,193	156,810	511,526
Interest income on note receivable	—	29,133	61,682

Total operating income	992,112	1,002,419	2,528,067

Operating expense
Interest expense	1,624,007	1,658,391	1,731,701
Other expense	344,834	305,166	259,617

Total operating expense	1,968,841	1,963,557	1,991,318

(Loss) income before income tax benefit and equity in undistributed earnings (losses) of subsidiaries	(976,729)	(961,138)	536,749
Income tax benefit	728,100	708,200	701,300

(Loss) income before equity in undistributed earnings (losses) of subsidiaries	(248,629)	(252,938)	1,238,049
Equity in undistributed earnings of bank subsidiary	5,225,575	4,865,590	2,848,561
Equity in undistributed losses of TIB Software & Services, Inc.	—	(6,110)	(146,890)

Income from continuing operations	4,976,946	4,606,542	3,939,720
Discontinued operations:
Dividend from Keys Insurance Agency, Inc.	125,172	—	—
Equity in undistributed earnings (losses) of Keys Insurance Agency, Inc.	—	128,730	(45,380)

Income (loss) from discontinued operations	125,172	128,730	(45,380)

Net income	$5,102,118	$4,735,272	$3,894,340

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

21. Condensed Financial Information of TIB Financial Corp. (continued)

Condensed Statements of Cash Flows
(Parent Only)

Years ended December 31,	2003	2002	2001
Cash flows from operating activities
Net income	$5,102,118	$4,735,272	$3,894,340
Equity in undistributed earnings of bank subsidiary	(5,225,575)	(4,865,590)	(2,848,561)
Equity in undistributed losses of TIB Software & Services, Inc.	—	6,110	146,890
Equity in undistributed (earnings) loss of Keys Insurance Agency, Inc.	—	(128,730)	45,380
Amortization of intangibles and other assets	16,875	37,161	52,652
Increase in other assets	(4,041)	(29,133)	(63,101)
Decrease in due to subsidiaries	(3,252)	(147,117)	(143,631)
Increase (decrease) in interest payable	(5,327)	(58,194)	51,937
Increase in other liabilities	3,050	2,529	421
Deferred income taxes	—	(89,236)	(4,402)
Increase (decrease) in net income tax obligation	(3,245)	(65,213)	218,662

Net cash provided (used) by operating activities	(119,397)	(602,141)	1,350,587

Cash flows from investing activities
Net decrease in receivables from subsidiaries	160	136	516,190
Investment in bank subsidiary	(5,500,000)	—	(4,000,000)
Payment on note receivable from sale of option	—	300,000	300,000
Investment in Keys Insurance Agency, Inc. to purchase BonData Group Limited, Inc.	—	—	(204,750)
Investment in TIBFL Statutory Trust II	—	—	(155,000)
Return of capital from Keys Insurance Agency, Inc.	2,301,298	—	—
Return of capital from TIB Software & Services, Inc.	129,370	129,346	510,380

Net cash provided (used) in investing activities	(3,069,172)	429,482	(3,033,180)

Cash flows from financing activities
Proceeds from exercise of stock options	734,582	593,097	221,623
Proceeds from stock issuance	4,343,404	—	—
Cash dividends paid	(1,866,228)	(1,713,007)	(1,685,864)
Proceeds from issuance of long-term debt	—	—	5,155,000
Debt issuance costs	—	—	(170,816)

Net cash provided (used) by financing activities	3,211,758	(1,119,910)	3,519,943

Net increase (decrease) in cash	23,189	(1,292,569)	1,837,350
Cash, beginning of year	734,863	2,027,432	190,082

Cash, end of year	$758,052	$734,863	$2,027,432

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for 2003 and 2002:

	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements (dollars in thousands):
Interest income	$9,116	$8,748	$8,452	$8,290	$8,152	$7,896	$7,727	$7,541
Net interest income	6,701	6,345	5,888	5,833	5,588	5,239	5,198	4,962
Income from continuing operations	1,464	1,141	1,210	1,162	1,233	1,168	1,038	1,167
Net income	$1,464	$1,163	$1,286	$1,189	$1,222	$1,221	$1,101	$1,191
Earnings per share:
Income from continuing operations - Basic	$0.33	$0.26	$0.29	$0.29	$0.31	$0.29	$0.26	$0.30
Income from continuing operations - Diluted	$0.32	$0.25	$0.28	$0.27	$0.30	$0.28	$0.25	$0.28

Due to the disposal of the assets of Keys Insurance Agency, Inc. in the third quarter of 2003, all previous reported quarterly financial data has been adjusted above to reflect the results of Keys Insurance Agency, Inc. as discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 10, 2003, the Company dismissed BDO Seidman, LLP as its accountants and retained the accounting firm of Crowe Chizek and Company LLC. BDO Seidman, LLP’s report on the financial statements for the Company for 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion nor was such report qualified or modified as to audit scope or accounting principle. During such calendar years and the subsequent interim period preceding the change in its accountants, there were no disagreements with the former accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreement or disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make a reference to the subject matter of the disagreement in conjunction with their report. The decision to dismiss BDO Seidman, LLP was recommended and approved by the Board of Directors of the Company

ITEM 9A. CONTROLS AND PROCEDURES

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

Changes in internal controls

     The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer; including any corrective actions with regard to significant deficiencies and material weaknesses. As we continue to expand our indirect lending program, management has continued to improve and strengthen its controls surrounding this area. By year end, controls had been implemented that the Company believes addressed all the significant issues.

Limitations on the Effectiveness of Controls

     Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Information About the Board of Directors and Their Committees" and "Executive Officers" under the caption "Election of Directors", and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company’s 2004 Annual Shareholders Meeting is incorporated herein by reference.

     In 2003, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. We have posted the text of our code of ethics on our website at www.tibbank.com in the section titled “Investor Relations.” In addition, we intend to promptly disclose (i) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver, and the date of the waiver on our website in the future.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement to be utilized in connection with the Company’s 2004 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information contained under the caption "Management and Principal Shareholders" in the Proxy Statement to be utilized in connection with the Company’s 2004 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement to be utilized in connection with the Company’s 2004 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information contained under the caption “Principal Accountant Fees and Services” in the Proxy Statement to be utilized in connection with the Company’s 2004 Annual Shareholders Meeting is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

3. Exhibits

Exhibit Numbers
3.1*	Articles of Incorporation

3.2*	Bylaws

4.1*	Specimen Stock Certificate

10.1	Employment Agreement between Edward V. Lett, TIB Financial Corp. and TIB Bank of the Keys effective March 1, 2004 **

10.2*	401(K) Savings and Employee Stock Ownership Plan **

10.3*	Employee Incentive Stock Option Plan **

10.4	Employment Agreement between Millard J. Younkers, Jr., TIB Financial Corp. and TIB Bank of the Keys effective March 1, 2004 **

10.5	Employment Agreement between David P. Johnson, TIB Financial Corp. and TIB Bank of the Keys effective March 1, 2004 **

10.6	Form of Director Deferred Fee Agreement**/***

10.7	Form of Director Split Dollar Agreement**/***

10.8	Form of Salary Continuation Agreement**/***

10.9	Form of Executive Officer Split Dollar Agreement**/***

10.10	Form of Director Deferred Fee Agreement – First Amendment**

10.11	Form of Executive Officer Split Dollar Agreement – First Amendment**

10.12	Form of Director Split Dollar Agreement – First Amendment**

10.13	Employment Agreement between Michael D. Carrigan, TIB Financial Corp. and TIB Bank of the Keys effective March 1, 2004.**

21.1	Subsidiaries of the Company

23.1	Consent of Crowe Chizek and Company, LLC

31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

*	Items 3.1 through 4.1, and 10.2 and 10.3, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Number as indicated herein) to the Company’s Registration Statement (Registration No. 333-03499) and such documents are incorporated herein by reference.

**	Represents a management contract or a compensation plan or arrangement required to be filed as an exhibit.

***	Items 10.6 through 10.9 were previously filed by the Company as Exhibits to the Company’s December 31, 2001 10-K and such documents are incorporated herein by reference.

(b)	Reports on Form 8-K

Reports on 8-K filed during the fourth quarter and through the date of this Form 10-K filing are as follows:

On November 4, 2003, the Company issued a press release announcing certain financial results and additional information related to its third quarter earnings.

On March 1, 2004, the Company issued a press release announcing certain financial results and additional information related to its fourth quarter and annual earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2004.

TIB FINANCIAL CORP.

By:	/s/ Edward V. Lett Edward V. Lett
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2004.

Signature	Title
/s/ Edward V. Lett Edward V. Lett	President (Principal Executive Officer), Chief Executive Officer and Director

/s/ Richard C. Bricker, Jr. Richard C. Bricker, Jr.	Director

/s/ Armando J. Henriquez Dr. Armando J. Henriquez	Director

/s/ Gretchen K. Holland Gretchen K. Holland	Director

/s/ Paul O. Jones, Jr., M.D. Paul O. Jones, Jr., M.D.	Director

/s/ James R. Lawson James R. Lawson	Director

/s/ Thomas J. Longe Thomas J. Longe	Director

/s/ John G. Parks, Jr. John G. Parks, Jr.	Director

Signature	Title
/s/ Marvin F. Schindler Marvin F. Schindler	Director

/s/ Otis T. Wallace Otis T. Wallace	Director

/s/ Millard J. Younkers, Jr. Millard J. Younkers, Jr.	Director

/s/ Robert A. Zolten, M.D. Robert A. Zolten, M.D.	Director

/s/ David P. Johnson David P. Johnson	Chief Financial and Accounting Officer