Form 10-Q
period 2004-03-31
TIB FINANCIAL CORP
filed 2004-05-13
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended MARCH 31, 2004	Commission File Number 000-21329

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

599 9th STREET NORTH, SUITE 101, NAPLES, FLORIDA 34102-5624

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:           (239) 263-3344

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

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    or No X

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	5,644,264
Class	Outstanding as of May 6, 2004

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
ASSETS	(Unaudited)
Cash and due from banks	$21,825,893	$17,196,506
Federal funds sold	42,022,000	16,484,000

Cash and cash equivalents	63,847,893	33,680,506
Investment securities available for sale	50,488,199	52,556,567
Loans, net of deferred loan costs and fees	551,568,116	540,412,620
Less: allowance for loan losses	5,346,576	5,215,901

Loans, net	546,221,540	535,196,719
Premises and equipment, net	22,143,207	21,073,176
Goodwill	155,232	155,232
Intangible assets, net	1,614,084	1,687,062
Accrued interest receivable and other assets	26,086,405	24,948,486

TOTAL ASSETS	$710,556,560	$669,297,748

LIABILITIES
Deposits:
Noninterest-bearing demand	$150,887,956	$121,727,734
Interest-bearing	466,545,061	432,085,199

Total Deposits	617,433,017	553,812,933
Federal Home Loan Bank (FHLB) advances	20,000,000	45,000,000
Short-term borrowings	5,347,202	4,041,399
Long-term borrowings	18,250,000	18,250,000
Accrued interest payable and other liabilities	6,251,266	6,947,570

TOTAL LIABILITIES	667,281,485	628,051,902

SHAREHOLDERS’ EQUITY
Common stock — $.10 par value: 7,500,000 shares authorized, 4,489,064 and 4,431,328 shares issued	448,906	443,133
Additional paid in capital	14,797,389	14,254,731
Retained earnings	26,970,780	26,202,982
Accumulated other comprehensive income	1,058,000	345,000

TOTAL SHAREHOLDERS’ EQUITY	43,275,075	41,245,846

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$710,556,560	$669,297,748

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
INTEREST AND DIVIDEND INCOME	2004	2003
Loans, including fees	$8,600,646	$7,578,275
Investment securities:
U.S. Treasury securities	1,879	1,889
U.S. Government agencies and corporations	355,621	526,960
States and political subdivisions, tax-exempt	93,680	61,326
States and political subdivisions, taxable	53,611	62,977
Marketable equity securities	58,793	—
Interest bearing deposits in other bank	752	576
Federal Home Loan Bank Stock	15,583	16,282
Federal funds sold	38,076	41,798

TOTAL INTEREST AND DIVIDEND INCOME	9,218,641	8,290,083

INTEREST EXPENSE
Deposits	1,892,269	1,979,560
Federal Home Loan Bank advances	93,921	68,947
Short-term borrowings	8,825	10,762
Long term borrowings	395,321	397,594

TOTAL INTEREST EXPENSE	2,390,336	2,456,863

NET INTEREST INCOME	6,828,305	5,833,220
PROVISION FOR LOAN LOSSES	369,000	330,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,459,305	5,503,220
NON-INTEREST INCOME
Service charges on deposit accounts	644,052	572,615
Investment securities gains, net	44,023	5,337
Merchant bankcard processing income	1,759,806	1,378,073
Gain on sale of government guaranteed loans	—	87,470
Fees on mortgage loans sold	398,323	601,752
Retail investment services	93,732	86,958
Other income	333,109	345,796

TOTAL NON-INTEREST INCOME	3,273,045	3,078,001
NON-INTEREST EXPENSE
Salaries and employee benefits	3,441,925	3,166,777
Net occupancy expense	1,122,310	1,026,516
Other expense	3,229,997	2,589,224

TOTAL NON-INTEREST EXPENSE	7,794,232	6,782,517

INCOME BEFORE INCOME TAX EXPENSE	1,938,118	1,798,704
INCOME TAX EXPENSE	665,300	636,820

INCOME FROM CONTINUING OPERATIONS	$1,272,818	$1,161,884
DISCONTINUED OPERATIONS
Income from Keys Insurance Agency, Inc. operations	—	43,865
Income tax expense	—	16,480

INCOME FROM DISCONTINUED OPERATIONS	—	27,385

NET INCOME	$1,272,818	$1,189,269

BASIC EARNINGS PER SHARE:
Continuing operations	$0.29	$0.28
Discontinued operations	—	0.01

Basic earnings per share	$0.29	$0.29

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.27	$0.27
Discontinued operations	—	0.01

Diluted earnings per share	$0.27	$0.28

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional		Accumulated Other		Total
		Common	Paid in	Retained	Comprehensive	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	Income (Loss)	Income	Equity
Balance, December 31, 2003	4,431,328	$443,133	$14,254,731	$26,202,982	$345,000		$41,245,846
Comprehensive income:
Net income		—	—	1,272,818	—	$1,272,818	1,272,818
Other comprehensive income, net of tax expense of $431,000:
Net market valuation adjustment on securities available for sale		—	—	—	—	740,470	740,470
Less: reclassification adjustment for gains included in net income		—	—	—	—	(27,470)	(27,470)

Other comprehensive income, net of tax		—	—	—	713,000	713,000

Comprehensive income						$1,985,818

Exercise of stock options	57,736	5,773	420,778	—	—		426,551
Income tax benefit from stock options exercised			121,880				121,880
Cash dividends declared, $.1125 per share		—	—	(505,020)	—		(505,020)

Balance, March 31, 2004	4,489,064	$448,906	$14,797,389	$26,970,780	$1,058,000		$43,275,075

			Additional		Accumulated Other		Total
		Common	Paid in	Retained	Comprehensive	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	Income (Loss)	Income	Equity
Balance, December 31, 2002	4,035,625	$403,563	$8,965,816	$23,021,698	$1,115,000		$33,506,077
Comprehensive income:
Net income		—	—	1,189,269	—	$1,189,269	1,189,269
Other comprehensive income, net of tax expense of $35,000:
Net market valuation adjustment on securities available for sale		—	—	—	—	60,331	60,331
Less: reclassification adjustment for gains included in net income		—	—	—	—	(3,331)	(3,331)

Other comprehensive income, net of tax		—	—	—	57,000	57,000

Comprehensive income						$1,246,269

Exercise of stock options	78,800	7,880	448,165	—	—		456,045
Cash dividends declared, $.11 per share		—	—	(452,587)	—		(452,587)

Balance, March 31, 2003	4,114,425	$411,443	$9,413,981	$23,758,380	$1,172,000		$34,755,804

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)

	For the three month period ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,272,818	$1,189,269
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investments	11,456	14,959
Amortization of intangible assets	72,978	73,017
Depreciation of premises and equipment	453,759	422,842
Provision for loan losses	369,000	330,000
Provision for losses on unfunded loan commitments	(2,000)	—
Deferred income tax benefit	(114,522)	(11,717)
Deferred net loan costs and fees	(108,335)	(35,434)
Investment securities net gains	(44,023)	(5,337)
Net gain on sale/disposal of premises and equipment	(1,141)	(726)
Gain on sales of government guaranteed loans, net	—	(87,470)
Mortgage loans originated for sale	(27,194,867)	(28,174,270)
Proceeds from sale of mortgage loans	24,901,284	31,619,652
Fees on mortgage loans sold	(398,323)	(601,752)
Increase in accrued interest receivable and other assets	(12,491)	(673,817)
Decrease in accrued interest payable and other liabilities	(578,920)	(491,943)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,373,327)	3,567,273

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	—	(1,661,382)
Repayments of principal and maturities of investment securities available for sale	1,199,315	5,123,064
Sales of investment securities available for sale	2,045,620	—
Net (purchase) sale of FHLB stock	1,250,000	(139,700)
Proceeds from sales of government guaranteed loans	568,719	2,241,119
Loans originated or acquired, net of principal repayments	(11,854,205)	(19,000,358)
Purchases of premises and equipment	(1,525,018)	(876,653)
Sales of premises and equipment	2,369	1,287

NET CASH USED BY INVESTING ACTIVITIES	(8,313,200)	(14,312,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold under agreements to repurchase	1,305,803	425,242
Net decrease in FHLB short-term advances	(15,000,000)	—
Proceeds from FHLB long-term advances	—	10,000,000
Repayments of FHLB long-term advances	(10,000,000)	(20,000,000)
Net increase in demand, money market and savings accounts	54,250,246	22,588,350
Net increase in time deposits	9,369,838	40,737,479
Proceeds from exercise of stock options	426,551	456,045
Cash dividends paid	(498,524)	(443,918)

NET CASH PROVIDED BY FINANCING ACTIVITIES	39,853,914	53,763,198

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,167,387	43,017,848
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,680,506	24,069,659

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,847,893	$67,087,507

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
Interest	$3,621,186	$3,357,811
Income taxes	—	—

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION & ACCOUNTING POLICIES

TIB Financial Corp. is a financial holding company headquartered in Naples, Florida. TIB Financial Corp. owns and operates TIB Bank of the Keys, which has a total of fourteen branches in Florida that are located in Monroe, Miami-Dade, Collier and Lee counties.

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. For further information and an additional description of the Company’s accounting policies, refer to the Company’s annual report for the year ended December 31, 2003.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank of the Keys, TIB Software and Services, Inc. (corporation dissolved in March 2004 – see Note 2), and Keys Insurance Agency, Inc. (assets sold in August 2003 – see Note 11) and the Bank’s two subsidiaries, TIB Government Loan Specialists, Inc. (corporation dissolved in March 2004 – see Note 2) and TIB Investment Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported on have been reclassified to conform to the current period presentation.

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning), and the term “Bank” means TIB Bank of the Keys and its subsidiaries (unless the context indicates another meaning).

RECENT DEVELOPMENTS

On April 15, 2004, we closed the sale of 1,000,000 shares of our common stock at a price of $22.00 per share before commissions and expenses which are estimated to be approximately $1,855,000. The shares were sold on a firm commitment basis through Advest, Inc. Advest, Inc. also purchased an additional 150,000 shares from the Company on May 6, 2004, at $22.00 per share before commissions and expenses. The net proceeds of the offering will be used to provide capital to support continued loan and deposit growth throughout our South Florida markets.

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

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the 2003 Annual Report and 10-K.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

On May 29, 2003, TIB Software & Services sold its remaining interest in ERAS Joint Venture for $326,667. The Company recognized a pretax gain of approximately $202,000 on the transaction. In March 2004, the Company filed Articles of Dissolution dissolving the Florida corporation, TIB Software & Services, Inc.

On August 15, 2003, the Company closed the sale of the assets of Keys Insurance Agency, Inc., a wholly owned subsidiary of the Company. See Note 11 – “Discontinued Operations” for details on the transaction. In March 2004, the Company filed Articles of Dissolution dissolving the Florida corporation, Keys Insurance Agency, Inc.

In March 2004, the Company filed Articles of Dissolution dissolving the Florida corporation, TIB Government Loan Specialists, Inc. Activities performed through this corporation are now performed through TIB Bank of the Keys.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2004 and December 31, 2003 are presented below:

	March 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$208,469	$10,719	$—	$219,188
U.S. Government agencies and corporations	29,342,914	379,995	230,984	29,491,925
States and political subdivisions-tax-exempt	8,842,702	433,125	24,169	9,251,658
States and political subdivisions-taxable	3,213,420	42,865	12,940	3,243,345
Marketable equity securities	2,999,989	972,000	—	3,971,989
Mortgage-backed securities	4,183,705	126,389	—	4,310,094

	$48,791,199	$1,965,093	$268,093	$50,488,199

	December 31, 2003
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$209,269	$8,965	$—	$218,234
U.S. Government agencies and corporations	31,356,782	424,790	662,621	31,118,951
States and political subdivisions-tax-exempt	8,837,687	378,482	59,225	9,156,944
States and political subdivisions-taxable	3,559,202	41,614	100,648	3,500,168
Marketable equity securities	2,999,989	395,000	—	3,394,989
Mortgage-backed securities	5,040,638	127,799	1,156	5,167,281

	$52,003,567	$1,376,650	$823,650	$52,556,567

NOTE 4 – LOANS

Major classifications of loans are as follows:

	March 31, 2004	December 31, 2003
Real estate mortgage loans:
Commercial	$293,732,644	$297,221,372
Residential	58,338,838	60,104,032
Farmland	3,386,365	2,316,833
Construction and vacant land	40,551,662	32,088,657
Commercial and agricultural loans	62,128,782	63,623,676
Indirect auto dealer loans	66,800,359	59,437,058
Home equity loans	13,672,388	12,573,991
Other consumer loans	11,033,804	11,232,062

Total loans	549,644,842	538,597,681
Net deferred loan costs	1,923,274	1,814,939

Loans, net of deferred loan costs	$551,568,116	$540,412,620

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three months ended March 31, 2004 and March 31, 2003 follows:

	2004	2003
Balance, January 1	$5,215,901	$4,272,499
Provision for loan losses charged to expense	369,000	330,000
Loans charged off	(243,582)	(235,171)
Recoveries of loans previously charged off	5,257	2,069

Balance, March 31	$5,346,576	$4,369,397

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Amortized intangible assets consist of the following at March 31, 2004:

	Gross Carrying	Accumulated
	Amount	Amortization	Net Book Value
Core Deposit Intangible	$2,941,234	$1,355,549	$1,585,685
Servicing Rights	88,917	60,518	28,399

Total	$3,030,151	$1,416,067	$1,614,084

Intangible amortization expense totaled $72,978 for the three months ended March 31, 2004.

Goodwill recorded at March 31, 2004 totals $155,232, and relates to our prior acquisition of a firm specializing in government guaranteed loans. There was no change in the carrying amount of goodwill from December 31, 2003.

NOTE 7 – EARNINGS PER SHARE AND COMMON STOCK

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months ended March 31:

	2004	2003
Basic	4,462,493	4,050,186
Dilutive effect of options outstanding	196,901	177,043

Diluted	4,659,394	4,227,229

Stock options for 20,082 and 1,517 shares of common stock were not considered in computing diluted earnings per common share for 2004 and 2003 because they were anti-dilutive. The effect of stock options is the sole common stock equivalent for purposes of calculating diluted earnings per common share.

NOTE 8 – STOCK-BASED COMPENSATION

Total stock options granted, exercised, and expired/forfeited during the three months ended March 31, 2004, were 37,500, 57,736, and 200, respectively. As of March 31, 2004, 457,069 options for shares were outstanding.

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

	2004	2003
Net income, as reported	$1,272,818	$1,189,269
Stock-based compensation expense determined under fair value based method, net of tax	71,324	37,669

Pro forma net income	$1,201,494	$1,151,600

Basic earnings per share as reported	$0.29	$0.29
Pro forma basic earnings per share	0.27	0.28
Diluted earnings per share as reported	0.27	0.28
Pro forma diluted earnings per share	0.26	0.27

NOTE 9 — CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at March 31, 2004 and December 31, 2003:

	Well	Adequately
	Capitalized	Capitalized	March 31, 2004	December 31, 2003
	Requirement	Requirement	Actual	Actual
Tier 1 Capital (to Average Assets)
Consolidated	≥5%	≥4%	7.8%	7.8%
Bank	≥5%	≥4%	8.4%	8.5%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	≥6%	≥4%	8.7%	8.8%
Bank	≥6%	≥4%	9.5%	9.6%
Total Capital (to Risk Weighted Assets)
Consolidated	≥10%	≥8%	10.5%	10.6%
Bank	≥10%	≥8%	10.4%	10.5%

Management believes, as of March 31, 2004, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital a portion of the trust preferred securities that were issued in September 2000 and July 2001.

As indicated in Note 1, we completed an offering of 1,150,000 shares of our common stock during the second quarter of 2004.

NOTE 10 — SEGMENT REPORTING

TIB Financial Corp. has two reportable segments in their continuing operations: community banking and merchant bankcard processing. The community banking segment’s business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bankcard processing segment processes credit card transactions for local merchants. Parent and other includes the operations of the holding company and retail investment service operations of the Bank.

The results of Keys Insurance Agency, Inc. are not included in the segment reporting as they are classified separately as discontinued operations in our consolidated financial statements (see Note 11). Total assets of Keys Insurance Agency, Inc. at March 31, 2004 and March 31, 2003 were $0 and $2,207,871 respectively.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies.

Intercompany transactions have been ignored in preparing the segment reporting amounts below.

The results of the Company’s segments are as follows:

		Merchant	Parent
Three months ended	Community	Bankcard	And
March 31, 2004	Banking	Processing	Other	Totals
Interest and dividend income	$9,218,641	$—	$—	$9,218,641
Interest expense	1,995,015	—	395,321	2,390,336

Net interest and dividend income	7,223,626	—	(395,321)	6,828,305
Other income	1,414,363	1,759,806	98,876	3,273,045
Depreciation and amortization	515,200	10,653	884	526,737
Other expense	6,009,659	1,432,689	194,147	7,636,495

Pretax segment profit (loss)	$2,113,130	$316,464	$(491,476)	$1,938,118

Segment Assets	$710,065,233	$37,014	$454,313	$710,556,560

		Merchant	Parent
Three months ended	Community	Bankcard	and
March 31, 2003	Banking	Processing	Other	Totals
Interest and dividend income	$8,290,083	$—	$—	$8,290,083
Interest expense	2,059,269	—	397,594	2,456,863

Net interest and dividend income	6,230,814	—	(397,594)	5,833,220
Other income	1,612,970	1,378,073	86,958	3,078,001
Depreciation and amortization	469,832	11,246	1,220	482,298
Other expense	5,357,916	1,128,237	144,066	6,630,219

Pretax segment profit (loss)	$2,016,036	$238,590	$(455,922)	$1,798,704

Segment Assets	$618,663,944	$61,652	$588,703	$619,314,299

The Company discontinued separate reporting of its “government guaranteed loan sales and servicing” segment in 2003. This segment is now included as part of the “Community Banking” segment above.

NOTE 11 – DISCONTINUED OPERATIONS

On August 15, 2003, the Company closed the sale of Keys Insurance Agency, Inc., a wholly owned subsidiary of the Company, to a former director of the Company and TIB Bank of the Keys, and his partner. The transaction was structured as a sale of the agency assets. The buyer paid $2,204,930 in cash at the closing. Of the cash payment at closing, proceeds of $2,020,938 were pursuant to a loan from TIB Bank of the Keys (a subsidiary of the Company) to the buyer. The Company recognized a loss of $14,676 on the transaction.

The results of Keys Insurance Agency, Inc. operations, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

	2004	2003
FOR THE THREE MONTHS ENDED MARCH 31:
Other income	$—	$436,420
Depreciation and amortization	—	13,561
Other expense	—	378,994

Pretax income from discontinued operations	$—	$43,865

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

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of March 31, 2004, and statement of income for the three months ended March 31, 2004. Operating results for the three months ended March 31, 2004 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2004.

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

RESULTS OF OPERATIONS

Our net income of $1,272,818 for the first quarter of 2004 was an $83,549 or 7.0% increase compared to $1,189,269 for the same period last year. Net income from continuing operations was $1,272,818 for the first quarter of 2004, compared to $1,161,884 for the first quarter of 2003, an increase of $110,934 or 9.5%. As discussed in Note 11, the Company closed the sale of the assets of its wholly owned subsidiary, Keys Insurance Agency, Inc. in the third quarter of 2003.

Basic and diluted earnings per share for the first quarter of 2004 were $0.29 and $0.27 respectively as compared to $0.29 and $0.28 per share in the previous year’s quarter. Basic weighted average common equivalent shares outstanding for the three months ended March 31, 2004 were 4,462,493 compared to 4,050,186. This 10.2% increase in shares outstanding resulted from the exercise of stock options and the issuance of 280,653 shares in June 2003 in connection with a private placement that raised $4.3 million in new capital.

Annualized return on average assets was 0.75% and 0.82% for the first quarter of 2004 and 2003, while return on average shareholders’ equity was 12.04% and 13.91% for the same period.

NET INTEREST INCOME

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest earning assets include loans, federal funds sold, interest bearing deposits in other banks, and investment securities. Our interest-bearing liabilities include deposits, federal funds purchased, notes payable related to Company shares repurchased, subordinated debentures, advances from the Federal Home Loan Bank, and other short term borrowings.

Net interest income increased $995,085, or 17.1%, to $6,828,305 in the three months ended March 31, 2004 as compared to the same period last year. The prime rate as published in the Wall Street Journal began 2003 at 4.25% and in June 2003 it declined to 4.00%. Many of the Bank’s loans are indexed to this floating rate, although they also include floors. The lower level of prime rate in the first three months of 2004 compared to the comparative period in 2003 did result in a lower average yield in the loan portfolio, however, increased volumes more than compensated for this allowing for the reported increase in interest income.

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

We were able to mitigate the effects of the interest rate environment for the following reasons. First, even though we are at low relative levels of interest rates, net interest margins have stabilized and we were able to decrease liability costs to a similar extent that asset yields contracted. Second, we have expanded a practice of requiring an interest rate floor on many new commercial loans. This proved effective in slowing the average decline in loan yields. Finally, we continue to change our mix of assets to slightly increase the percentage of higher yielding loans.

In April 2002, the Bank began a program to acquire indirect automobile loans. We predominately buy loans from auto dealers in southwest Florida which are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. As of March 31, 2004 we had $66.8 million of indirect auto dealer loans outstanding, compared to $24.9 million at March 31, 2003. Coupled with the appropriate safeguards, we believe this product continues to offer us an opportunity to increase asset yields while not sacrificing our primary objective of maintaining strong asset quality.

The average yield on interest-earning assets for the first three months of 2004 was 6.06% which was a decrease of 41 basis points compared to the 6.47% yield earned during the first three months of 2003. The average cost of interest-bearing deposits declined 32 basis points from 2.04% during the first three months of 2003 to 1.72% for the comparable period in 2004, and the rate of all interest-bearing liabilities decreased 37 basis points, from 2.30% in 2003 to 1.93% in 2004. The Company’s net interest margin decreased to 4.50% in the first three months of 2004 compared to 4.56% in the first three months of 2003. We anticipate interest rates slowly trending up over the next twelve months. If this occurs or if rates remain stable, net interest margin should expand only slightly due principally to strong new loan production. However, due to the cash generated from our recent stock offering in April 2004, there will be some near term compression in net interest margin until these funds are invested. Our margin is derived from the rate difference between our average yields on our current mix of assets in excess of our average cost of liabilities. It will take a little time to invest all of the funds raised in our recent stock offering in a similar mix of assets as currently exists on our balance sheet.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2004 and March 31, 2003.

	2004			2003
	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES
Interest-earning assets:
Loans (1)(2)	$546,516	$8,602	6.33%	$452,579	$7,579	6.79%
Investment securities — taxable	40,253	411	4.11%	47,464	592	5.06%
Investment securities – tax exempt (2)	8,840	142	6.46%	5,382	93	7.00%
Marketable equity securities – partially tax exempt (2)	3,000	87	11.74%	—	—	—
Interest-bearing deposits in other banks	589	1	0.51%	154	1	1.51%
Federal Home Loan Bank stock	1,879	16	3.34%	1,467	16	4.50%
Federal funds sold	16,225	38	0.94%	14,644	42	1.16%

Total interest-earning assets	617,302	9,297	6.06%	521,690	8,323	6.47%

Non-interest-earning assets:
Cash and due from banks	18,568			16,120
Investment in ERAS	—			124
Premises and equipment, net	20,433			18,340
Allowances for loan losses	(5,292)			(4,447)
Other assets	26,076			30,701

Total non-interest-earning assets	59,785			60,838

Total assets	$677,087			$582,528

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$70,636	56	0.32%	$53,796	58	0.44%
Money market	122,444	226	0.74%	130,597	345	1.07%
Savings deposits	41,277	40	0.39%	32,198	47	0.60%
Time deposits	209,305	1,570	3.02%	176,583	1,529	3.51%

Total interest-bearing deposits	443,662	1,892	1.72%	393,174	1,979	2.04%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	35,109	103	1.18%	22,419	80	1.44%
Long-term borrowings	18,250	395	8.71%	18,250	398	8.84%

Total interest-bearing liabilities	497,021	2,390	1.93%	433,843	2,457	2.30%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	129,855			107,180
Other liabilities	7,922			7,306
Shareholders’ equity	42,289			34,199

Total non-interest-bearing liabilities and shareholders’ equity	180,066			148,685

Total liabilities and shareholders’ equity	$677,087			$582,528

Interest rate spread (tax equivalent basis)			4.13%			4.17%

Net interest income (tax equivalent basis)		$6,907			$5,866

Net interest margin (3) (tax equivalent basis)			4.50%			4.56%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income for the three months ended March 31, 2004 and March 31, 2003. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2004 compared to 2003 (1)
(In thousands)	Due to changes in
			Net
	Average	Average	Increase
	Volume	Rate	(Decrease)
INTEREST INCOME
Loans (2)	$1,500	$(477)	$1,023
Investment Securities (2)	(26)	(106)	(132)
Marketable equity securities (2)	87	—	87
Interest-bearing deposits in other banks	1	(1)	—
Federal Home Loan Bank Stock	4	(4)	—
Federal Funds sold	4	(8)	(4)

Total interest income	1,570	(596)	974

INTEREST EXPENSE
NOW Accounts	16	(18)	(2)
Money Market	(20)	(99)	(119)
Savings deposits	11	(18)	(7)
Time deposits	261	(220)	41
Short-term borrowings and FHLB advances	39	(16)	23
Long-term borrowings	—	(3)	(3)

Total interest expense	307	(374)	(67)

Change in net interest income	$1,263	$(222)	$1,041

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(2)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased $39,000 or 11.8% to $369,000 in the first quarter of 2004 compared to $330,000 in the comparable prior year quarter. The higher provision for loan losses in 2004 was primarily attributable to the growth in the loan portfolio. Total loans outstanding were $549.6 million at March 31, 2004, compared to $458.4 million at March 31, 2003. Net charge-offs were $238,325 during the three months ended March 31, 2004 compared to $233,102 for the same period in 2003. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

Non-interest income for the first quarter of 2004 was $3,273,045. This represents a $195,044 or 6.3% increase over the prior year quarter which totaled $3,078,001. The increase in non-interest income is attributable to an increase of $71,437 in service charges on deposit accounts; a $38,686 increase in net investment security gains; an increase of $381,733 in merchant bankcard processing income; a $6,774 increase in retail investment services; offset by a $87,470 decrease in gain on sale of government guaranteed loans; a decrease of $203,429 in fees on mortgage loans sold and a $12,687 decrease in other income.

The increase in merchant bankcard processing income is primarily a result of volume increases. Gain on sale of government guaranteed loans result from a relatively small number of transactions and, therefore, the revenue recognition from these transactions can vary considerably depending on the number of loans sold and the dollar amount of the transactions. There was one loan sold in the first three months of 2003, and none sold in the first three months of 2004. Fees on mortgage loans sold result from the immediate sale of fixed rate residential mortgages in the secondary market. The lower fees earned in the first quarter of 2004 compared to the year ago period are attributable to reduced refinancing activity, temporarily lower new sales activity, and thinner margins.

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 2004 was $7,794,232. This represents a $1,011,715 or 14.9% increase over the prior year quarter which totaled $6,782,517. The increase in non-interest expense is attributable to salaries and employee benefits increasing $275,148, net occupancy expense increasing $95,794, and other expense increasing $640,773. The increases are primarily the result of costs associated with the growth of our business.

At March 31, 2004 the Bank had 267 full-time employees and 17 part-time employees, compared to 252 full-time employee and 14 part time employees at March 31, 2003. The increase in staff was required to manage growth of the organization, and to assist in security and regulatory compliance.

In the category of other expense, interchange and other bankcard expensed increased approximately $290,000 over the prior year amount. This is primarily tied to volume, and is consistent with the increase in merchant bankcard processing income experienced. Our computer services expense increased approximately $79,000, primarily as a result of an increase in the number of loan and deposit accounts. Repossession and recovery costs associated with our indirect lending program increased $82,000 as a result of additional activity and volume in this portfolio. Director fees increased $55,000 due to a change in the fee structure and amount of fees paid compared to the prior year period.

INCOME TAXES

The change in income tax expense is primarily attributable to the growth in income before income taxes. The provision for income taxes related to continuing operations totaled $665,300, for an effective tax rate of 34.3%, for the three months ended March 31, 2004, and $636,820, for an effective tax rate of 35.4%, for the three months ended March 31, 2003.

BALANCE SHEET

Total assets at March 31, 2004 were $710,556,560, up 6.2% from total assets of $669,297,748 at December 31, 2003. Asset growth was primarily funded by an increase in deposits of $63,620,084, or 11.5%, which is in part seasonal funds. Loans net of deferred loan costs increased $11,155,496, or 2.1%, to $551,568,116 for the first three months of 2004 from year end 2003. Also, in the same period, federal funds sold increased $25,538,000, and investment securities decreased $2,068,368.

During the first quarter of 2004, we were able to repay $25 million of our advances from the Federal Home Loan Bank. Total advances outstanding were $20 million at March 31, 2004 as compared to $45 million at December 31, 2003.

Shareholders’ equity totaled $43,275,075 at March 31, 2004, increasing $2,029,229 from December 31, 2003. Book value per share increased to $9.64 at March 31, 2004 from $9.31 at December 31, 2003. The Company declared a quarterly dividend of $0.1125 per share in the first quarter of 2004 and $0.11 per share in the first quarter of 2003.

On April 15, 2004, we closed the sale of 1,000,000 shares of our common stock at a price of $22.00 per share before commissions and expenses. The shares were sold on a firm commitment basis through Advest, Inc. Advest, Inc. also purchased an additional 150,000 shares from the Company on May 6, 2004, at $22.00 per share before commissions and expenses. The net proceeds of the offering will be used to provide capital to support continued loan and deposit growth throughout our South Florida markets.

NON-PERFORMING ASSETS

Non-performing assets include nonaccrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate. Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Non-performing assets were as follows:

	March 31,	December 31,
	2004	2003
Total nonaccrual loans	$483,317	$390,316
Accruing loans delinquent 90 days or more (a)	—	—

Total non-performing loans	$483,317	$390,316
Repossessed personal property (indirect auto dealer loans)	560,646	597,790
Other real estate owned (b)	192,464	192,464
Other assets (b)	2,507,316	2,472,332

Total non-performing assets	$3,743,743	$3,652,902

Allowance for loan losses	$5,346,576	$5,215,901
Non-performing assets as a percent of total assets	0.53%	0.55%
Non-performing loans as a percent of gross loans	0.09%	0.07%
Allowance for loan losses as a percent of non-performing loans	1,106.23%	1,336.33%

(a)	Non-performing loans exclude the $1.6 million loan discussed below that is guaranteed for both principal and interest by the USDA.

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

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at March 31, 2004 and December 31, 2003, and is accruing interest. Accrued interest on this loan totals approximately $611,000 and $590,000 at March 31, 2004 and December 31, 2003, respectively.

The Bank is pursuing a sale of the property and equipment and has incurred various expenditures. The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled $192,464 at March 31, 2004 and December 31, 2003. The non-guaranteed principal and interest ($1,961,000 at March 31, 2004 and December 31, 2003) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $546,000 and $511,000 at March 31, 2004 and December 31, 2003, respectively are included as “other assets” in the financial statements.

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

The allowance for loan losses amounted to $5,346,576 and $5,215,901 at March 31, 2004 and December 31, 2003, respectively.

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. Our process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention and Substandard or worse. When appropriate a specific reserve will be established for individual loans. Otherwise, we allocate an allowance for each risk category. The allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

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

Based on an analysis performed by management at March 31, 2004, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $142 million at March 31, 2004, under which $20 million was outstanding. Borrowings against this line of credit are collateralized by the Bank’s one-to-four family residential mortgage loans.

The Bank has an unsecured overnight federal funds purchased accommodation up to a maximum of $7.5 million from its principal correspondent bank.

In the second quarter of 2004, we completed the sale of 1,150,000 shares of our common stock at a price of $22.00 per share before commissions and expenses. The net proceeds provided additional liquidity along with additional capital to the Company. The net proceeds of the offering will be used to provide capital to support continued loan and deposit growth throughout our South Florida markets.

ASSET AND LIABILITY MANAGEMENT

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at March 31, 2004 is presented in the table below:

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or less	Months	Months	years	Years	Total
Interest-earning assets:
Loans	$232,681	$34,129	$46,006	$167,391	$69,438	$549,645
Investment securities-taxable	1,813	—	3,075	15,542	16,834	37,264
Investment securities-tax exempt	235	311	—	3,160	5,546	9,252
Marketable equity securities	3,972	—	—	—	—	3,972
Federal Home Loan Bank stock	1,000	—	—	—	—	1,000
Federal funds sold	42,022	—	—	—	—	42,022
Interest bearing deposit in other bank	1,402	—	—	—	—	1,402

Total interest-bearing assets	283,125	34,440	49,081	186,093	91,818	644,557

Interest-bearing liabilities:
NOW accounts	75,807	—	—	—	—	75,807
Money Market	132,622	—	—	—	—	132,622
Savings Deposits	43,716	—	—	—	—	43,716
Time deposits	35,573	52,828	55,527	70,458	14	214,400
Notes payable	—	—	—	—	5,250	5,250
Subordinated debentures	5,000	—	—	—	8,000	13,000
Other borrowings	25,347	—	—	—	—	25,347

Total interest-bearing liabilities	318,065	52,828	55,527	70,458	13,264	510,142

Interest sensitivity gap	$(34,940)	$(18,388)	$(6,446)	$115,635	$78,554	$134,415

Cumulative interest sensitivity gap	$(34,940)	$(53,328)	$(59,774)	$55,861	$134,415	$134,415

Cumulative sensitivity ratio	(5.4)%	(8.3)%	(9.3)%	8.7%	20.9%	20.9%

We are cumulatively liability sensitive through the one year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Accordingly, if market interest rates should decrease, it is anticipated that the net interest margin would decrease. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Therefore, if rates increase it is anticipated that the net interest margin would over time increase and this is particularly true over longer time horizons since the Company has more total assets subject to rate changes than total liabilities that are rate sensitive. However, over the next several months, the liquidity generated from our recent stock offering will cause some compression in net interest margin until these funds are fully invested, irrespective of changes in market interest rates.

Even in the near term, we believe the $60 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the –20% to +10% range. At March 31, 2004, we were within this range with a one year cumulative sensitivity ratio of (9.3)%.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2004, total unfunded loan commitments were approximately $79.3 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At March 31, 2004, commitments under standby letters of credit aggregated approximately $1.7 million.

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

The following interest rate sensitivity analysis information as of March 31, 2004 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, the Company has been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7.0% floor. The Company currently has in excess of $199 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First, this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does constrain income gains in a rising rate market. As rates increase beyond 200 basis points from their current level the effect on net interest income turns around and begins to expand positively due to an increasing percentage of loans going past their floors. Also, the passage of time moderates the negative near term impact of rising rates as new loans are by definition originated at the current, now higher, rate levels. In general, having this significant amount of loans at their floors reduces the Company’s overall rate sensitivity.

The Company attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities, wholesale funding, and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

Projections for the next twelve months are as follows:

(Dollars in thousands)	Interest Rates Decrease		Interest Rates	Interest Rates Increase
	200 BP	100 BP	Remain Constant	100 BP	200BP
Interest Income	$37,236	$39,378	$41,610	$43,673	$46,142
Interest Expense	7,206	8,319	10,387	13,178	15,970

Net Interest Income	$30,030	$31,059	$31,223	$30,495	$30,172

Change in net income after tax vs. constant rates	$(744)	$(102)		$(454)	$(656)

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate. No significant deficiencies or material weaknesses in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data have been identified.

No fraud that involves management or other employees who have a significant role in the Company’s internal controls has been discovered.

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

     (b) Reports on Form 8-K

On March 1, 2004, the Company issued a press release announcing certain financial results and additional information related to its fourth quarter and annual earnings.

On April 20, 2004, the Company reported on Form 8-K that on April 15, 2004, it closed the sale of 1,000,000 shares of common stock at a price of $22.00 per share before commissions and expenses in a firm commitment underwriting.

On April 29, 2004, the Company issued a press release announcing certain financial results and additional information related to its first quarter 2004 earnings.

On May 6, 2004, the Company reported on Form 8-K that on May 6, 2004, it closed the sale of an additional 150,000 shares of common stock at a price of $22.00 per share before commissions and expenses, pursuant to its previously filed registration statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	TIB FINANCIAL CORP. /s/ Edward V. Lett Edward V. Lett President and Chief Executive Officer
/s/ David P. Johnson David P. Johnson Executive Vice President and Chief Financial Officer