Form 10-Q
period 2004-06-30
TIB FINANCIAL CORP
filed 2004-08-12
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
JUNE 30, 2004	000-21329

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

599 9th STREET NORTH, SUITE 101, NAPLES, FLORIDA 34102-5624

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:      (239) 263-3344

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

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [   ] or No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	5,658,057

Class	Outstanding as of July 31, 2004

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIB FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$25,607	$17,197
Federal funds sold	10,889	16,484

Cash and cash equivalents	36,496	33,681
Investment securities available for sale	81,652	52,557
Loans, net of deferred loan costs and fees	592,459	540,413
Less: allowance for loan losses	5,806	5,216

Loans, net	586,653	535,197
Premises and equipment, net	24,455	21,073
Goodwill	155	155
Intangible assets, net	1,541	1,687
Accrued interest receivable and other assets	29,568	24,948

TOTAL ASSETS	$760,520	$669,298

LIABILITIES
Deposits:
Noninterest-bearing demand	$145,393	$121,728
Interest-bearing	479,001	432,085

Total Deposits	624,394	553,813
Federal Home Loan Bank (FHLB) advances	38,500	45,000
Short-term borrowings	6,874	4,041
Long-term borrowings	18,250	18,250
Accrued interest payable and other liabilities	7,336	6,948

TOTAL LIABILITIES	695,354	628,052

SHAREHOLDERS’ EQUITY
Preferred stock — no par value: 5,000,000 and 0 shares authorized, 0 and 0 shares issued	—	—
Common stock — $.10 par value: 20,000,000 and 7,500,000 shares authorized, 5,657,957 and 4,431,328 shares issued	566	443
Additional paid in capital	38,090	14,255
Retained earnings	27,591	26,203
Accumulated other comprehensive income	(1,081)	345

TOTAL SHAREHOLDERS’ EQUITY	65,166	41,246

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$760,520	$669,298

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except earnings per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,960	$7,698	$17,560	$15,277
Investment securities:
U.S. Treasury securities	36	2	38	4
U.S. Government agencies and corporations	546	442	902	969
States and political subdivisions, tax-exempt	111	83	205	144
States and political subdivisions, taxable	51	62	104	125
Marketable equity securities	61	—	120	—
Interest bearing deposits in other bank	4	—	5	1
Federal Home Loan Bank Stock	9	14	24	30
Federal funds sold	41	151	79	193

TOTAL INTEREST AND DIVIDEND INCOME	9,819	8,452	19,037	16,743

INTEREST EXPENSE
Deposits	1,980	2,124	3,872	4,104
Federal Home Loan Bank advances	70	33	164	102
Short-term borrowings	12	10	21	21
Long term borrowings	396	397	791	795

TOTAL INTEREST EXPENSE	2,458	2,564	4,848	5,022

NET INTEREST INCOME	7,361	5,888	14,189	11,721
PROVISION FOR LOAN LOSSES	649	258	1,018	588

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,712	5,630	13,171	11,133
NON-INTEREST INCOME
Service charges on deposit accounts	637	586	1,281	1,158
Investment securities gains, net	52	—	96	5
Merchant bankcard processing income	1,534	1,221	3,294	2,599
Gain on sale of government guaranteed loans	—	—	—	88
Fees on mortgage loans sold	645	609	1,043	1,211
Retail investment services	107	99	201	186
Gain on sale of investment in ERAS Joint Venture	—	202	—	202
Other income	356	371	689	717

TOTAL NON-INTEREST INCOME	3,331	3,088	6,604	6,166
NON-INTEREST EXPENSE
Salaries and employee benefits	3,614	3,074	7,056	6,241
Net occupancy expense	1,191	1,082	2,313	2,109
Other expense	3,348	2,713	6,578	5,302

TOTAL NON-INTEREST EXPENSE	8,153	6,869	15,947	13,652

INCOME BEFORE INCOME TAX EXPENSE	1,890	1,849	3,828	3,647
INCOME TAX EXPENSE	633	638	1,298	1,275

INCOME FROM CONTINUING OPERATIONS	$1,257	$1,211	$2,530	$2,372
DISCONTINUED OPERATIONS
Income from Keys Insurance Agency, Inc. operations	—	121	—	165
Income tax expense	—	46	—	62

INCOME FROM DISCONTINUED OPERATIONS	—	75	—	103

NET INCOME	$1,257	$1,286	$2,530	$2,475

BASIC EARNINGS PER SHARE:
Continuing operations	$0.23	$0.29	$0.51	$0.57
Discontinued operations	—	0.02	—	0.03

Basic earnings per share	$0.23	$0.31	$0.51	$0.60

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.22	$0.28	$0.49	$0.56
Discontinued operations	—	0.02	—	0.02

Diluted earnings per share	$0.22	$0.30	$0.49	$0.58

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

			Additional		Accumulated Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, April 1, 2004	4,489,064	$449	$14,797	$26,971	$1,058	$43,275
Comprehensive income:
Net income		—	—	1,257	—	1,257
Other comprehensive income, net of tax benefit of $1,290:
Net market valuation adjustment on securities available for sale		—	—	—	(2,106)
Less: reclassification adjustment for gains included in net income		—	—	—	(33)
Other comprehensive income, net of tax		—	—	—		(2,139)

Comprehensive income						(882)

Public offering of 1,150,000 shares	1,150,000	115	23,115			23,230
Exercise of stock options	18,893	2	105	—	—	107
Income tax benefit from stock options exercised			73			73
Cash dividends declared, $.1125 per share		—	—	(637)	—	(637)

Balance, June 30, 2004	5,657,957	$566	$38,090	$27,591	$(1,081)	$65,166

			Additional		Accumulated Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, April 1, 2003	4,114,425	$412	$9,414	$23,758	$1,172	$34,756
Comprehensive income:
Net income		—	—	1,286	—	1,286
Other comprehensive income, net of tax expense of $204:
Net market valuation adjustment on securities available for sale		—	—	—	339
Less: reclassification adjustment for gains included in net income		—	—	—	—	—
Other comprehensive income, net of tax		—	—	—		339

Comprehensive income						1,625

Exercise of stock options	12,500	1	113	—	—	114
Private Placement of 280,653 common shares	280,653	28	4,316			4,344
Cash dividends declared, $.11 per share		—	—	(485)	—	(485)

Balance, June 30, 2003	4,407,578	$441	$13,843	$24,559	$1,511	$40,354

(continued)

			Additional		Accumulated Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2004	4,431,328	$443	$14,255	$26,203	$345	$41,246
Comprehensive income:
Net income		—	—	2,530	—	2,530
Other comprehensive income, net of tax benefit of $859:
Net market valuation adjustment on securities available for sale		—	—	—	(1,366)
Less: reclassification adjustment for gains included in net income		—	—	—	(60)	—
Other comprehensive income, net of tax		—	—	—		(1,426)

Comprehensive income						1,104

Public offering of 1,150,000 shares	1,150,000	115	23,115			23,230
Exercise of stock options	76,629	8	526	—	—	534
Income tax benefit from stock options exercised	—	—	194			194
Cash dividends declared, $.225 per share		—	—	(1,142)	—	(1,142)

Balance, June 30, 2004	5,657,957	$566	$38,090	$27,591	$(1,081)	$65,166

			Additional		Accumulated Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2003	4,035,625	$403	$8,966	$23,022	$1,115	$33,506
Comprehensive income:
Net income		—	—	2,475	—	2,475
Other comprehensive income, net of tax expense of $239:
Net market valuation adjustment on securities available for sale		—	—	—	399
Less: reclassification adjustment for gains included in net income		—	—	—	(3)	—
Other comprehensive income, net of tax		—	—	—		396

Comprehensive income						2,871

Exercise of stock options	91,300	10	561	—	—	571
Private Placement of 280,653 common shares	280,653	28	4,316			4,344
Cash dividends declared, $.22 per share		—	—	(938)	—	(938)

Balance, June 30, 2003	4,407,578	$441	$13,843	$24,559	$1,511	$40,354

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)
(dollars in thousands)

	For the six month period ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,530	$2,475
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investments	24	32
Amortization of intangible assets	146	146
Depreciation of premises and equipment	926	862
Provision for loan losses	1,018	588
Provision for losses on unfunded loan commitments	(11)	—
Deferred income tax benefit	(360)	(213)
Deferred net loan costs and fees	(291)	(502)
Investment securities net gains	(96)	(5)
Net (gain) loss on sale/disposal of premises and equipment	6	(1)
Gain on sale of investment in ERAS JV	—	(202)
Gain on sales of government guaranteed loans, net	—	(88)
Mortgage loans originated for sale	(62,472)	(59,192)
Proceeds from sale of mortgage loans	60,150	62,985
Fees on mortgage loans sold	(1,043)	(1,211)
Increase in accrued interest receivable and other assets	(361)	(443)
Increase (decrease) in accrued interest payable and other liabilities	455	(1,677)

NET CASH PROVIDED BY OPERATING ACTIVITIES	621	3,554

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(38,368)	(4,592)
Repayments of principal and maturities of investment securities available for sale	1,960	12,073
Sales of investment securities available for sale	5,099	—
Net sale of FHLB stock	325	201
Proceeds from sales of government guaranteed loans	569	2,241
Loans originated or acquired, net of principal repayments	(52,751)	(33,835)
Proceeds from the sale of investment in ERAS JV		327
Purchases of premises and equipment	(4,317)	(2,438)
Sales of premises and equipment	4	2

NET CASH USED BY INVESTING ACTIVITIES	(87,479)	(26,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold under agreements to repurchase	2,832	676
Net increase in FHLB short-term advances	3,500	—
Proceeds from FHLB long-term advances	—	10,000
Repayments of FHLB long-term advances	(10,000)	(20,000)
Net increase in demand, money market and savings accounts	49,120	19,561
Net increase in time deposits	21,461	50,605
Proceeds from exercise of stock options	534	571
Proceeds from private placement of common stock	—	4,344
Proceeds from public offering of common stock	23,230	—
Cash dividends paid	(1,004)	(897)

NET CASH PROVIDED BY FINANCING ACTIVITIES	89,673	64,860

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,815	42,393
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,681	24,070

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,496	$66,463

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
Interest	$5,993	$5,662
Income taxes	1,135	1,775

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank of the Keys, TIB Software and Services, Inc. (this corporation was dissolved in March 2004 – see Note 2), and Keys Insurance Agency, Inc. (whose assets were sold in August 2003 — see Note 10) and the Bank’s two subsidiaries, TIB Government Loan Specialists, Inc. (this corporation was dissolved in March 2004 – see Note 2) and TIB Investment Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported on have been reclassified to conform to the current period presentation.

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

NOTE 2 – ACQUISITIONS AND DIVESTITURES

On May 29, 2003, TIB Software and Services, Inc. sold its remaining interest in ERAS Joint Venture for $326,667. The Company recognized a pretax gain of approximately $202,000 on the transaction. In March 2004, the Company filed Articles of Dissolution dissolving TIB Software and Services, Inc.

On August 15, 2003, the Company closed the sale of the assets of Keys Insurance Agency, Inc., a wholly owned subsidiary of the Company. See Note 10 – “Discontinued Operations” for details on the transaction. In March 2004, the Company filed Articles of Dissolution dissolving Keys Insurance Agency, Inc.

In March 2004, the Company filed Articles of Dissolution dissolving TIB Government Loan Specialists, Inc. Activities performed through this corporation are now performed through TIB Bank.

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2004 and December 31, 2003 are presented below:

	June 30, 2004
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$5,176	$5	$75	$5,106
U.S. Government agencies and corporations	57,274	156	1,862	55,568
States and political subdivisions-tax-exempt	11,299	235	239	11,295
States and political subdivisions-taxable	3,213	17	189	3,041
Marketable equity securities	3,000	159	—	3,159
Mortgage-backed securities	3,422	61	—	3,483

	$83,384	$633	$2,365	$81,652

	December 31, 2003
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$209	$9	$—	$218
U.S. Government agencies and corporations	31,357	425	663	31,119
States and political subdivisions-tax-exempt	8,838	378	59	9,157
States and political subdivisions-taxable	3,559	42	101	3,500
Marketable equity securities	3,000	395	—	3,395
Mortgage-backed securities	5,041	128	1	5,168

	$52,004	$1,377	$824	$52,557

NOTE 4 – LOANS

Major classifications of loans are as follows:

(dollars in thousands)	June 30, 2004	December 31, 2003
Real estate mortgage loans:
Commercial	$329,542	$297,221
Residential	61,461	60,104
Farmland	3,347	2,317
Construction and vacant land	36,972	32,089
Commercial and agricultural loans	57,934	63,624
Indirect auto dealer loans	76,821	59,437
Home equity loans	13,822	12,574
Other consumer loans	10,454	11,232

Total loans	590,353	538,598
Net deferred loan costs	2,106	1,815

Loans, net of deferred loan costs	$592,459	$540,413

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the six months ended June 30, 2004 and June 30, 2003 follows:

(dollars in thousands)	2004	2003
Balance, January 1	$5,216	$4,272
Provision for loan losses charged to expense	1,018	588
Loans charged off	(436)	(320)
Recoveries of loans previously charged off	8	14

Balance, June 30	$5,806	$4,554

NOTE 6 – EARNINGS PER SHARE AND COMMON STOCK

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months and six months ended June 30:

	2004	2003
For the three months ended June 30:
Basic	5,434,532	4,152,481
Dilutive effect of options outstanding	163,310	159,875

Diluted	5,597,842	4,312,356

For the six months ended June 30:
Basic	4,948,550	4,101,616
Dilutive effect of options outstanding	180,072	169,084

Diluted	5,128,622	4,270,700

Stock options for 33,736 and 1,923 shares of common stock were not considered in computing diluted earnings per common share for the three months ended June 30, 2004 and 2003 because they were anti-dilutive. Stock options for 26,909 and 967 shares of common stock were not considered in computing diluted earnings per common share for the six months ended June 30, 2004 and 2003 because they were anti-dilutive. The effect of stock options is the sole common stock equivalent for purposes of calculating diluted earnings per common share.

NOTE 7 – STOCK-BASED COMPENSATION

Total stock options granted, exercised, and expired/forfeited during the six months ended June 30, 2004, were 37,500, 76,629, and 7,400, respectively. As of June 30, 2004, there were 430,976 options for shares outstanding.

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

For the three months ended June 30,
(dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$1,257	$1,286
Stock-based compensation expense determined under fair value based method, net of tax	47	60

Pro forma net income	$1,210	$1,226

Basic earnings per share as reported	$0.23	$0.31
Pro forma basic earnings per share	0.22	0.30
Diluted earnings per share as reported	0.22	0.30
Pro forma diluted earnings per share	0.22	0.28

For the six months ended June 30,
(dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$2,530	$2,475
Stock-based compensation expense determined under fair value based method, net of tax	119	97

Pro forma net income	$2,411	$2,378

For the six months ended June 30,
(dollars in thousands, except per share amounts)	2004	2003
Basic earnings per share as reported	$0.51	$0.60
Pro forma basic earnings per share	0.49	0.58
Diluted earnings per share as reported	0.49	0.58
Pro forma diluted earnings per share	0.47	0.56

On February 24, 2004, the Board of Directors approved the 2004 Equity Incentive Plan for directors and employees, which was also approved by the shareholders at their annual meeting held on May 25, 2004. The Plan allows the Company to continue to provide equity compensation to employees and directors in order to enable the Company to attract and retain qualified persons to serve as directors and employees, to enhance their equity interest in the Company, and thereby to solidify their common interest with shareholders in enhancing the value and growth of the Company. Refer to the Company’s 2004 Proxy statement for additional information regarding the 2004 Equity Incentive Plan.

NOTE 8 — CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 2004 and December 31, 2003:

	Well	Adequately
	Capitalized	Capitalized	June 30, 2004	December 31, 2003
	Requirement	Requirement	Actual	Actual
Tier 1 Capital (to Average Assets)
Consolidated	≥5%	≥4%	10.4%	7.8%
Bank	≥5%	≥4%	11.1%	8.5%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	≥6%	≥4%	11.8%	8.8%
Bank	≥6%	≥4%	12.6%	9.6%
Total Capital (to Risk Weighted Assets)
Consolidated	≥10%	≥8%	13.6%	10.6%
Bank	≥10%	≥8%	13.5%	10.5%

Management believes, as of June 30, 2004, that the Company and the Bank met all capital requirements to which they are subject. The Company has included the trust preferred securities that were issued in September 2000 and July 2001 in Tier 1 capital.

We completed an offering of 1,150,000 shares of our common stock during the second quarter of 2004.

NOTE 9 — SEGMENT REPORTING

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

The results of Keys Insurance Agency, Inc. are not included in the segment reporting as they are classified separately as discontinued operations in our consolidated financial statements (see Note 10). Total assets of Keys Insurance Agency, Inc. at June 30, 2004 and June 30, 2003 were $0 and $2.3 million respectively.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies.

Intercompany transactions have been ignored in preparing the segment reporting amounts below.

The results of the Company’s segments are as follows (dollars in thousands):

		Merchant	Parent
Six months ended	Community	Bankcard	And
June 30, 2004	Banking	Processing	Other	Totals
Interest and dividend income	$19,037	$—	$—	$19,037
Interest expense	4,057	—	791	4,848

Net interest and dividend income	14,980	—	(791)	14,189
Other income	3,104	3,294	206	6,604
Depreciation and amortization	1,049	21	2	1,072
Other expense	12,595	2,745	553	15,893

Pretax segment profit (loss)	$4,440	$528	$(1,140)	$3,828

Segment Assets	$760,068	$30	$422	$760,520

		Merchant	Parent
Six months ended	Community	Bankcard	and
June 30, 2003	Banking	Processing	Other	Totals
Interest and dividend income	$16,743	$—	$—	$16,743
Interest expense	4,227	—	795	5,022

Net interest and dividend income	12,516	—	(795)	11,721
Other income	3,179	2,599	388	6,166
Depreciation and amortization	955	23	2	980
Other expense	10,784	2,104	372	13,260

Pretax segment profit (loss)	$3,956	$472	$(781)	$3,647

Segment Assets	$630,440	$55	$450	$630,945

		Merchant	Parent
Three months ended	Community	Bankcard	And
June 30, 2004	Banking	Processing	Other	Totals
Interest and dividend income	$9,819	$—	$—	$9,819
Interest expense	2,062	—	396	2,458

Net interest and dividend income	7,757	—	(396)	7,361
Other income	1,690	1,534	107	3,331
Depreciation and amortization	534	10	1	545
Other expense	6,586	1,312	359	8,257

Pretax segment profit (loss)	$2,327	$212	$(649)	$1,890

		Merchant	Parent
Three months ended	Community	Bankcard	and
June 30, 2003	Banking	Processing	Other	Totals
Interest and dividend income	$8,452	$—	$—	$8,452
Interest expense	2,167	—	397	2,564

Net interest and dividend income	6,285	—	(397)	5,888
Other income	1,566	1,221	301	3,088
Depreciation and amortization	485	12	1	498
Other expense	5,425	976	228	6,629

Pretax segment profit (loss)	$1,941	$233	$(325)	$1,849

The Company discontinued separate reporting of its “government guaranteed loan sales and servicing” segment in 2003. This segment is now included as part of the “Community Banking” segment above.

NOTE 10 – DISCONTINUED OPERATIONS

On August 15, 2003, we closed the sale of Keys Insurance Agency, Inc., a wholly owned subsidiary of the Company, to a former director of the Company and TIB Bank, and his partner. The transaction was structured as a sale of the agency assets. The buyer paid $2.2 million in cash at the closing. Of the cash payment at closing, proceeds of $2.0 million were pursuant to a loan from TIB Bank to the buyer. We recognized a loss of $15,000 on the transaction.

The results of Keys Insurance Agency, Inc. operations, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

(dollars in thousands)	2004	2003
For the three months ended June 30:
Other income	$—	$542
Depreciation and amortization	—	14
Other expense	—	407

Pretax income from discontinued operations	$—	$121

For the six months ended June 30:
Other income	$—	$978
Depreciation and amortization	—	27
Other expense	—	786

Pretax income from discontinued operations	$—	$165

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

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of June 30, 2004, and statement of income for the three months and six months ended June 30, 2004. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2004.

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

RESULTS OF OPERATIONS

Our net income of $1,257,000 for the second quarter of 2004 was a $29,000 or 2.3% decrease compared to $1,286,000 for the same period last year. Net income from continuing operations was $1,257,000 for the second quarter of 2004, compared to $1,211,000 for the second quarter of 2003, an increase of $46,000 or 3.8%. As discussed in Note 10, the Company closed the sale of the assets of its wholly owned subsidiary, Keys Insurance Agency, Inc., in the third quarter of 2003.

Basic and diluted earnings per share for continuing operations for the second quarter of 2004 were $0.23 and $0.22 respectively as compared to $0.29 and $0.28 per share in the previous year’s quarter. Basic weighted average common equivalent shares outstanding for the three months ended June 30, 2004 were 5,434,532 compared to 4,152,481 for the three months ended June 30, 2003. This 30.9% increase in shares outstanding resulted from the exercise of stock options and the issuance of 1,150,000 shares in the second quarter of 2004 in connection with a public stock offering of our shares.

Annualized return on average assets was 0.69% and 0.83% for the second quarter of 2004 and 2003, while the annualized return on average shareholders’ equity was 8.31% and 14.29% for the same period. The decline in the return on average shareholders’ equity in the current year is primarily attributable to the stock offering in the second quarter of 2004.

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

Net interest income increased $1,473,000, or 25.0%, to $7,361,000 in the three months ended June 30, 2004 as compared to the same period last year. The prime rate as published in the Wall Street Journal began 2003 at 4.25% and in June 2003 it declined to 4.00% and remained at that rate until July of 2004. Many of the Bank’s loans are indexed to this floating rate, although they also include floors. The lower level of prime rate in the second quarter of 2004 compared to the comparative period in 2003 did result in a lower average yield in the loan portfolio, however, increased loan volumes and decreased deposit rates more than compensated for this allowing for the reported increase in interest income.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased $391,000, or 151.6%, to $649,000 in the second quarter of 2004 compared to $258,000 in the comparable prior year quarter. The higher provision for loan losses in 2004 was primarily attributable to the growth in the loan portfolio and change in composition of the loan portfolio. Total loans outstanding grew $40.7 million, or 7.4%, during the second quarter of 2004, as compared to only $14.8 million, or 3.2%, during the second quarter of 2003. The largest dollar increase during the second quarter of 2004 occurred in commercial real estate loans which increased $35.8 million, or 12.2%. This compares to a $10.4 million, or 3.8% increase in commercial real estate loans during the second quarter of 2003. We have also continued to expand our indirect lending portfolio. At June 30, 2004, indirect auto dealer loans accounted for $76.8 million, or 13.0%, of our loan portfolio. This compares to an indirect lending portfolio of $39.2 million at June 30, 2003 which represented 8.3% of our total loan portfolio.

Total loans outstanding were $590.4 million at June 30, 2004, compared to $473.1 million at June 30, 2003. Net charge-offs were $190,000 during the three months ended June 30, 2004 compared to $73,000 for the same period in 2003.

Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

Non-interest income for the second quarter of 2004 was $3,331,000. This represents a $243,000 or 7.9% increase over the prior year quarter which totaled $3,088,000. The increase in non-interest income is primarily attributable to an increase of $313,000 in merchant bankcard processing income, partially offset by a $202,000 decrease from the gain on sale of investment in ERAS JV.

The $313,000 increase in merchant bankcard processing income is primarily a result of volume increases. On May 29, 2003, we sold our remaining interest in ERAS Joint Venture and recognized a pretax gain of $202,000 on this transaction.

NON-INTEREST EXPENSE

Non-interest expense for the second quarter of 2004 was $8,153,000. This represents a $1,284,000 or 18.7% increase over the prior year quarter which totaled $6,869,000. The increase in non-interest expense is attributable to salaries and employee benefits increasing $540,000, net occupancy expense increasing $109,000, and other expense increasing $635,000. The increases are primarily the result of costs associated with the growth of our business and continued expansion into the Southwest Florida market.

At June 30, 2004 the Bank had 275 full-time employees and 16 part-time employees, compared to 262 full-time employees and 14 part time employees at June 30, 2003. The increase in staff was required to manage the growth of the organization.

In general, as we continue to renovate facilities and add branches, the net occupancy expense category will grow overall. In December 2003, we leased a new operations facility in Homestead, Florida. Building rent expense on this property for the three months ended June 30, 2004 totaled $35,000.

In the category of other expense, interchange and other bankcard expense increased approximately $323,000 over the prior year amount. These expenses are primarily tied to volume, and are consistent with the increase in merchant bankcard processing income we experienced. We did, however, experience an increase in the rates charged by our card associations in April 2004 that also contributed to this increase. Also, in the second quarter of 2004, we incurred $191,000 in employee relocation costs. These costs were incurred to relocate various employees, including the Company’s Chief Executive Officer, in connection with the relocation of our corporate headquarters from the Florida Keys to the Southwest Florida area.

INCOME TAXES

The provision for income taxes related to continuing operations totaled $633,000, for an effective tax rate of 33.5%, for the three months ended June 30, 2004, and $638,000, for an effective tax rate of 34.5%, for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

RESULTS OF OPERATIONS

Our net income of $2,530,000 for the first six months of 2004 was a $55,000 or 2.2% increase compared to $2,475,000 for the same period last year. Net income from continuing operations was $2,530,000 for the first six months of 2004, compared to $2,372,000 for the first six months of 2003, an increase of $158,000 or 6.7%. As discussed in Note 10, the Company closed the sale of the assets of its wholly owned subsidiary, Keys Insurance Agency, Inc. in the third quarter of 2003.

Basic and diluted earnings per share for the first six months of 2004 were $0.51 and $0.49 respectively as compared to $0.60 and $0.58 per share in the previous year’s period. Basic weighted average common equivalent shares outstanding for the six months ended June 30, 2004 were 4,948,550 compared to 4,101,616. This 20.6% increase in shares outstanding resulted from the issuance of an additional 1,150,000 shares in the second quarter of 2004 in connection with a public offering of our common stock that raised $23.2 million in new capital, the issuance of 280,653 shares in June 2003 in connection with a private placement of our stock that raised $4.3 million in new capital, and the exercise of stock options.

Annualized return on average assets was 0.72% and 0.82% for the first six months of 2004 and 2003, while the annualized return on average shareholders’ equity was 9.84% and 14.10% for the same period. The decline in the return on average shareholders’ equity in the current year is primarily attributable to the stock offering in the second quarter of 2004.

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

Net interest income increased $2,468,000, or 21.1%, to $14,189,000 in the six months ended June 30, 2004 as compared to the same period last year. The prime rate as published in the Wall Street Journal began 2003 at 4.25% and in June 2003 it declined to 4.00% and remained at that rate until July of 2004. Many of the Bank’s loans are indexed to this floating rate, although they also include floors. The lower level of prime rate in the first six months of 2004 compared to the comparative period in 2003 did result in a lower average yield in the loan portfolio, however, increased loan volumes and decreased deposit rates more than compensated for this allowing for the reported increase in interest income.

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

In April 2002, the Bank began a program to acquire indirect automobile loans. We predominantly buy loans from auto dealers in southwest Florida which are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. As of June 30, 2004 we had $76.8 million of indirect auto dealer loans outstanding, compared to $39.2 million at June 30, 2003. Coupled with the appropriate safeguards, we believe this product continues to offer us an opportunity to increase asset yields while not sacrificing our primary objective of maintaining strong asset quality.

The average yield on interest-earning assets for the first six months of 2004 was 6.01% which was a decrease of 24 basis points compared to the 6.25% yield earned during the first six months of 2003. The average cost of interest-bearing deposits declined 32 basis points from 2.02% during the first six months of 2003 to 1.70% for the comparable period in 2004, and the rate of all interest-bearing liabilities decreased 35 basis points, from 2.27% in 2003 to 1.92% in 2004. The Company’s net interest margin increased to 4.50% in the first six months of 2004 compared to 4.39% in the first six months of 2003. We anticipate interest rates slowly trending up over the next twelve months. If this occurs or if rates remain stable, net interest margin should expand only slightly due principally to strong new loan production. However, due to the cash generated from our recent stock offering in April 2004, there will be some near term compression in net interest margin until these funds are invested. Our margin is derived from the rate difference between our average yields on our current mix of assets in excess of our average cost of liabilities. By the end of 2004, we anticipate the funds raised in our recent stock offering will be invested in a similar mix of assets as currently exists on our balance sheet.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the six months ended June 30, 2004 and June 30, 2003.

		2004			2003
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Interest-earning assets:
Loans (1)(2)	$558,197	$17,562	6.33%	$457,724	$15,279	6.73%
Investment securities (2)	60,830	1,355	4.48%	50,644	1,317	5.24%
Marketable equity securities – 90% tax exempt (2)	3,448	175	10.23%	—	—	—
Interest-bearing deposits in other banks	948	5	0.98%	199	1	0.96%
Federal Home Loan Bank stock	1,518	24	3.21%	1,424	30	4.26%
Federal funds sold	17,038	79	0.94%	32,413	193	1.20%

Total interest-earning assets	641,979	19,200	6.01%	542,404	16,820	6.25%

Non-interest-earning assets:
Cash and due from banks	19,781			15,600
Investment in ERAS	—			104
Premises and equipment, net	20,776			18,850
Allowances for loan losses	(5,405)			(4,503)
Other assets	28,504			29,399

Total non-interest-earning assets	63,656			59,450

Total assets	$705,635			$601,854

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$74,269	120	0.32%	$56,269	124	0.45%
Money market	126,115	494	0.79%	130,053	662	1.03%
Savings deposits	42,860	82	0.39%	33,472	98	0.59%
Time deposits	213,760	3,176	2.99%	190,863	3,220	3.40%

Total interest-bearing deposits	457,004	3,872	1.70%	410,657	4,104	2.02%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	32,052	185	1.16%	18,091	123	1.37%
Long-term borrowings	18,250	791	8.71%	18,250	795	8.79%

Total interest-bearing liabilities	507,306	4,848	1.92%	446,998	5,022	2.27%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	138,656			112,560
Other liabilities	8,265			7,201
Shareholders’ equity	51,408			35,095

Total non-interest-bearing liabilities and shareholders’ equity	198,329			154,856

Total liabilities and shareholders’ equity	$705,635			$601,854

Interest rate spread (tax equivalent basis)			4.09%			3.98%

Net interest income (tax equivalent basis)		$14,352			$11,798

Net interest margin (3) (tax equivalent basis)			4.50%			4.39%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income for the six months ended June 30, 2004 and June 30, 2003. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2004 compared to 2003 (1)
	Due to changes in
			Net
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income
Loans (2)	$3,201	$(918)	$2,283
Investment securities (2)	242	(204)	38
Marketable equity securities (2)	175	—	175
Interest-bearing deposits in other banks	4	—	4
Federal Home Loan Bank Stock	2	(8)	(6)
Federal funds sold	(78)	(36)	(114)

Total interest income	3,546	(1,166)	2,380

Interest expense
NOW accounts	34	(38)	(4)
Money market	(19)	(149)	(168)
Savings deposits	23	(39)	(16)
Time deposits	363	(407)	(44)
Short-term borrowings and FHLB advances	83	(21)	62
Long-term borrowings	—	(4)	(4)

Total interest expense	484	(658)	(174)

Change in net interest income	$3,062	$(508)	$2,554

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(2)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased $430,000 or 73.1% to $1,018,000 in the first six months of 2004 compared to $588,000 in the comparable prior year period. The higher provision for loan losses in 2004 was primarily attributable to the growth in the loan portfolio and change in composition of the loan portfolio. Total loans outstanding grew $51.8 million, or 9.6%, during the first six months of 2004, as compared to only $31.4 million, or 7.1%, during the first six months of 2003. The largest dollar increase during the first six months of 2004 occurred in commercial real estate loans which increased $32.3 million, or 10.9%. This compares to a $18.2 million, or 6.9%, increase in commercial real estate loans during the first six months of 2003. We have also continued to expand our indirect lending portfolio. At June 30, 2004, indirect auto dealer loans accounted for $76.8 million, or 13.0%, of our loan portfolio. This compares to an indirect lending portfolio of $39.2 million at June 30, 2003 which represented 8.3% of our total loan portfolio.

Total loans outstanding were $590.4 million at June 30, 2004, compared to $473.1 million at June 30, 2003. Net charge-offs were $428,000 during the six months ended June 30, 2004 compared to $306,000 for the same period in 2003. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

Non-interest income for the first six months of 2004 was $6,604,000. This represents a $438,000 or 7.1% increase over the prior year period which totaled $6,166,000. The increase in non-interest income is primarily attributable to an increase of

$695,000 in merchant bankcard processing income, partially offset by a decrease of $168,000 in fees on mortgage loans sold, and a $202,000 decrease from the gain on sale of investment in ERAS JV.

The increase in merchant bankcard processing income is primarily a result of volume increases. Fees on mortgage loans sold result from the immediate sale of various residential mortgages (primarily fixed rate loans) in the secondary market. The lower fees earned in the first six months of 2004 compared to the year ago period are attributable to reduced refinancing activity, lower new sales activity, and thinner margins. On May 29, 2003, we sold our remaining interest in ERAS Joint Venture and recognized a pretax gain of $202,000 on this transaction.

NON-INTEREST EXPENSE

Non-interest expense for the first six months of 2004 was $15,947,000. This represents a $2,295,000 or 16.8% increase over the prior year period which totaled $13,652,000. The increase in non-interest expense is attributable to salaries and employee benefits increasing $815,000, net occupancy expense increasing $204,000, and other expense increasing $1,276,000. The increases are primarily the result of costs associated with the growth of our business and continued expansion into the Southwest Florida market.

At June 30, 2004 the Bank had 275 full-time employees and 16 part-time employees, compared to 262 full-time employees and 14 part time employees at June 30, 2003. The increase in staff was required to manage growth of the organization.

In the category of other expense, interchange and other bankcard expensed increased approximately $613,000 over the prior year amount. These expenses are primarily tied to volume, and are consistent with the increase in merchant bankcard processing income we experienced. We did, however, experience an increase in the rates charged by our card associations in April 2004 that also contributed to this increase. Also, in the first six months of 2004, we incurred $196,000 in employee relocation costs. These costs were incurred to relocate various employees, including the Company’s Chief Executive Officer, in connection with the relocation of our corporate headquarters from the Florida Keys to the Southwest Florida area.

INCOME TAXES

The change in income tax expense is primarily attributable to the growth in income before income taxes. The provision for income taxes related to continuing operations totaled $1,298,000, for an effective tax rate of 33.9%, for the six months ended June 30, 2004, and $1,275,000, for an effective tax rate of 35.0%, for the six months ended June 30, 2003.

BALANCE SHEET

Total assets at June 30, 2004 were $760,520,000, up 13.6% from total assets of $669,298,000 at December 31, 2003. Asset growth was primarily funded by an increase in deposits of $70,581,000, or 12.7%. Loans net of deferred loan costs increased $52.0 million, or 9.6%, to $592.5 million for the first six months of 2004 from year end 2003. The largest dollar increase came in the commercial real estate loan category which increased $32.3 million, or 10.9%. We have also continued to expand our indirect dealer auto loan program. At June 30, 2004, indirect auto loans accounted for $76.8 million, or 13.0%, of our loan portfolio as compared to $59.4 million, or 11.0%, at December 31, 2003. Also, in the same period, investment securities increased $29.1 million as a result of purchases of securities from funds generated from the stock offering in the second quarter of 2004.

During the first six months of 2004, we reduced our advances from the Federal Home Loan Bank by $6.5 million. Total advances outstanding were $38.5 million at June 30, 2004 as compared to $45.0 million at December 31, 2003.

Shareholders’ equity totaled $65.2 million at June 30, 2004, increasing $23.9 million from December 31, 2003. Book value per share increased to $11.52 at June 30, 2004 from $9.31 at December 31, 2003. The Company declared a quarterly dividend of $0.1125 per share in both the first and second quarter of 2004 and $0.11 per share in both the first quarter and second quarter of 2003.

On April 15, 2004, we closed the sale of 1,000,000 shares of our common stock at a price of $22.00 per share before commissions and expenses. The shares were sold on a firm commitment basis through Advest, Inc. Advest, Inc. also purchased an additional 150,000 shares from the Company on May 6, 2004, at $22.00 per share before commissions and expenses. The net proceeds of the offering totaling $23.2 million provides capital to support continued loan and deposit growth throughout our South Florida markets.

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

Non-performing assets were as follows:

(dollars in thousands)	June 30, 2004	December 31, 2003
Total nonaccrual loans	$1,250	$390
Accruing loans delinquent 90 days or more (a)	—	—

Total non-performing loans (b)	$1,250	$390
Repossessed personal property (indirect auto dealer loans)	535	598
Other real estate owned (c)	192	193
Other assets (c)	2,531	2,472

Total non-performing assets	$4,508	$3,653

Allowance for loan losses	$5,806	$5,216
Non-performing assets as a percent of total assets	0.59%	0.55%
Non-performing loans as a percent of gross loans	0.21%	0.07%
Allowance for loan losses as a percent of non-performing loans	464.5%	1,336.33%

(a) Non-performing loans exclude the $1.6 million loan discussed below that is guaranteed for both principal and interest by the U.S. Department of Agriculture (USDA).

(b) Nonaccrual loans increased $860,000 from December 31, 2003 to June 30, 2004. Of the increase, $591,000 is attributable to the addition of one loan to nonaccrual status during the second quarter of 2004. In July 2004, this loan was satisfactorily paid off.

(c) The Bank made a $10,000,000 loan to construct a lumber mill in northern Florida. Of this amount, $6,400,000 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the USDA. In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at June 30, 2004 and December 31, 2003, and is accruing interest. Accrued interest on this loan totals approximately $632,000 and $590,000 at June 30, 2004 and December 31, 2003, respectively.

The Bank is pursuing a sale of the property and equipment and has incurred various expenditures. The Bank capitalized the liquidation costs and a portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled $192,000 and $193,000 at June 30, 2004 and December 31, 2003, respectively. The non-guaranteed principal and interest ($1,961,000 at June 30, 2004 and December 31, 2003) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $570,000 and $511,000 at June 30, 2004 and December 31, 2003, respectively, are included as “other assets” in the financial statements.

The Bank sold certain pieces of equipment associated with the lumber mill property. Proceeds from the sales were used to reduce the other real estate amount and liquidation cost amounts recorded on the Bank’s books. In 2003, the Bank wrote down the carrying amount of the other real estate by $262,000 based upon anticipated proceeds from the sale of the property and remaining equipment.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. The Bank was awarded title to the real property on June 12, 2001, and an adjudicated interest in the owner’s trust proceeds. The time constraints imposed by Florida law required that the personal property be disposed of or charged off by December 2001. The Bank applied to the State of Florida for an extension to carry the personal property on the Bank’s books and was granted an extension to carry the personal property on its books until June 11, 2003. Since the property had not been liquidated as of such date, the Bank charged-off the non guaranteed principal and interest totaling $1,961,000 at June 30, 2003, for regulatory purposes. Since we believe this amount is ultimately realizable, we did not write off this amount for financial statement purposes under generally accepted accounting principles.

The allowance for loan losses amounted to $5,806,000 and $5,216,000 at June 30, 2004 and December 31, 2003, respectively.

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. Our process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, and Substandard or worse. When appropriate a specific reserve will be established for individual loans. Otherwise, we allocate an allowance for each risk category. The allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

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

Based on an analysis performed by management at June 30, 2004, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2004, there were $38.5 million in advances outstanding in addition to a $15 million letter of credit used in lieu of pledging securities to the State of Florida. In July 2004, new agreements were executed with the FHLB and a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans was done to bring the collateral availability up to approximately $138.8 million.

The Bank has an unsecured overnight federal funds purchased accommodation up to a maximum of $12.0 million from its principal correspondent bank.

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

Our interest rate sensitivity position at June 30, 2004 is presented in the table below:

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(dollars in thousands)	or less	Months	Months	years	Years	Total
Interest-earning assets:
Loans	$244,921	$29,509	$42,205	$199,300	$74,418	$590,353
Investment securities-taxable	1,418	—	—	33,113	32,667	67,198
Investment securities-tax exempt	308	234	—	3,069	7,684	11,295
Marketable equity securities	3,159	—	—	—	—	3,159
Federal Home Loan Bank stock	1,925	—	—	—	—	1,925
Federal funds sold	10,889	—	—	—	—	10,889
Interest bearing deposit in other bank	930	—	—	—	—	930

Total interest-bearing assets	263,550	29,743	42,205	235,482	114,769	685,749

Interest-bearing liabilities:
NOW accounts	75,071	—	—	—	—	75,071
Money Market	134,216	—	—	—	—	134,216
Savings Deposits	43,223	—	—	—	—	43,223
Time deposits	54,726	29,257	71,609	70,888	11	226,491
Notes payable	—	—	—	—	5,250	5,250
Subordinated debentures	5,000	—	—	—	8,000	13,000
Other borrowings	45,374	—	—	—	—	45,374

Total interest-bearing liabilities	357,610	29,257	71,609	70,888	13,261	542,625

Interest sensitivity gap	$(94,060)	$486	$(29,404)	$164,594	$101,508	$143,124

Cumulative interest sensitivity gap	$(94,060)	$(93,574)	$(122,978)	$41,616	$143,124	$143,124

Cumulative sensitivity ratio	(13.7)%	(13.6)%	(17.9)%	6.1%	20.9%	20.9%

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

Even in the near term, we believe the $123 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the –20% to +10% range. At June 30, 2004, we were within this range with a one year cumulative sensitivity ratio of -17.9%.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2004, total unfunded loan commitments were approximately $74.7 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At June 30, 2004, commitments under standby letters of credit aggregated approximately $2.2 million.

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

The following interest rate sensitivity analysis information as of June 30, 2004 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, the Company has been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7.0% floor. The Company currently has in excess of $224 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First, this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does constrain income gains in a rising rate market. As rates increase beyond 200 basis points from their current level the effect on net interest income turns around and begins to expand positively due to an increasing percentage of loans going past their floors. Also, the passage of time moderates the negative near term impact of rising rates as new loans are by definition originated at the current, now higher, rate levels. In general, having this significant amount of loans at their floors reduces the Company’s overall rate sensitivity.

The Company attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities, wholesale funding, and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

Projections for the next twelve months are as follows:

	Interest Rates Decrease		Interest Rates	Interest Rates Increase
(dollars in thousands)	200 BP	100 BP	Remain Constant	100 BP	200BP
Interest Income	$40,244	$42,519	$44,883	$47,067	$49,686
Interest Expense	8,021	9,402	11,763	14,783	17,803

Net Interest Income	$32,223	$33,117	$33,120	$32,284	$31,883

Change in net income after tax vs. constant rates	$(560)	$(2)		$(522)	$(772)

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

Part II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of TIB Financial Corp. held May 25, 2004, ballot totals for the reelection of Directors standing for reelection were as follows:

DIRECTORS	FOR	AGAINST	ABSTAIN
Armando J. Henriquez, PhD	3,804,524	20,093	—
James R. Lawson III	3,798,368	26,249	—
Richard C. Bricker, Jr.	3,798,368	26,249	—
Paul O. Jones, Jr. M.D.	3,804,524	20,093	—
Thomas J. Longe	3,798,368	26,249	—

The directors continuing in office following the meeting were: Richard C. Bricker, Jr., Armando J. Henriquez, PhD, Gretchen K. Holland, Paul O. Jones, Jr. M.D., James R. Lawson, III, Edward V. Lett, Thomas J. Longe, John G. Parks, Jr., Marvin F. Schindler, Otis T. Wallace, Millard J. Younkers, Jr., and Robert A. Zolten, M.D.

Ballot totals for the approval of the Restated Articles of Incorporation were as follows:

FOR	AGAINST	ABSTAIN
3,728,374	95,821	422

Ballot totals for the approval of the Company 2004 Equity Incentive Plan were as follows:

FOR	AGAINST	ABSTAIN
3,708,600	111,220	4,797

Total shares voted were 3,824,617 which represent 85.2% of the outstanding shares.

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

On August 3, 2004, the Company issued a press release announcing certain financial results and additional information related to its second quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.

/s/ Edward V. Lett
Date: August 12, 2004	Edward V. Lett
President and Chief Executive Officer

/s/ David P. Johnson
David P. Johnson
Executive Vice President and Chief Financial Officer