Form 10-Q
period 2004-09-30
TIB FINANCIAL CORP
filed 2004-11-12
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended SEPTEMBER 30, 2004	Commission File Number 000-21329

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] or No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	5,672,302

Class	Outstanding as of November 5, 2004

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIB FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks	$17,363	$17,197
Federal funds sold	—	16,484

Cash and cash equivalents	17,363	33,681
Investment securities available for sale	78,697	52,557
Loans, net of deferred loan costs and fees	620,333	540,413
Less: allowance for loan losses	6,089	5,216

Loans, net	614,244	535,197
Premises and equipment, net	26,898	21,073
Goodwill	155	155
Intangible assets, net	1,465	1,687
Accrued interest receivable and other assets	26,864	24,948

TOTAL ASSETS	$765,686	$669,298

LIABILITIES
Deposits:
Noninterest-bearing demand	$133,888	$121,728
Interest-bearing	504,411	432,085

Total Deposits	638,299	553,813
Federal Home Loan Bank (FHLB) advances	25,000	45,000
Short-term borrowings	9,353	4,041
Long-term borrowings	18,250	18,250
Accrued interest payable and other liabilities	7,257	6,948

TOTAL LIABILITIES	698,159	628,052

SHAREHOLDERS’ EQUITY
Preferred stock - no par value: 5,000,000 and 0 shares authorized, 0 and 0 shares issued	—	—
Common stock - $.10 par value: 20,000,000 and 7,500,000 shares authorized, 5,672,202 and 4,431,328 shares issued	567	443
Additional paid in capital	38,237	14,255
Retained earnings	28,291	26,203
Accumulated other comprehensive income	432	345

TOTAL SHAREHOLDERS’ EQUITY	67,527	41,246

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$765,686	$669,298

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except earnings per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST AND DIVIDEND INCOME
Loans, including fees	$9,648	$7,974	$27,208	$23,250
Investment securities:
U.S. Treasury securities	43	2	81	6
U.S. Government agencies and corporations	573	577	1,475	1,546
States and political subdivisions, tax-exempt	107	92	312	236
States and political subdivisions, taxable	48	60	152	184
Marketable equity securities	66	—	186	—
Interest bearing deposits in other bank	4	1	9	2
Federal Home Loan Bank Stock	16	10	40	40
Federal funds sold	23	34	102	227

TOTAL INTEREST AND DIVIDEND INCOME	10,528	8,750	29,565	25,491
INTEREST EXPENSE
Deposits	2,231	1,952	6,103	6,056
Federal Home Loan Bank advances	95	44	259	146
Short-term borrowings	19	9	40	30
Long term borrowings	402	398	1,193	1,193

TOTAL INTEREST EXPENSE	2,747	2,403	7,595	7,425

NET INTEREST INCOME	7,781	6,347	21,970	18,066
PROVISION FOR LOAN LOSSES	471	447	1,489	1,035

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,310	5,900	20,481	17,031
NON-INTEREST INCOME
Service charges on deposit accounts	619	632	1,900	1,790
Investment securities gains, net	7	3	103	8
Merchant bankcard processing income	1,221	1,213	4,515	3,812
Gain on sale of government guaranteed loans	—	—	—	87
Fees on mortgage loans sold	363	589	1,406	1,800
Retail investment services	89	112	290	299
Gain on sale of investment in ERAS Joint Venture	—	—	—	202
Other income	344	347	1,033	1,065

TOTAL NON-INTEREST INCOME	2,643	2,896	9,247	9,063
NON-INTEREST EXPENSE
Salaries and employee benefits	3,699	3,271	10,755	9,512
Net occupancy expense	1,212	1,088	3,525	3,197
Other expense	3,013	2,681	9,591	7,983

TOTAL NON-INTEREST EXPENSE	7,924	7,040	23,871	20,692

INCOME BEFORE INCOME TAX EXPENSE	2,029	1,756	5,857	5,402
INCOME TAX EXPENSE	692	615	1,990	1,890

INCOME FROM CONTINUING OPERATIONS	$1,337	$1,141	$3,867	$3,512
DISCONTINUED OPERATIONS
Income from Keys Insurance Agency, Inc. operations	—	36	—	201
Income tax expense	—	14	—	75

INCOME FROM DISCONTINUED OPERATIONS	—	22	—	126

NET INCOME	$1,337	$1,163	$3,867	$3,638

BASIC EARNINGS PER SHARE:
Continuing operations	$0.24	$0.26	$0.75	$0.84
Discontinued operations	—	—	—	0.03

Basic earnings per share	$0.24	$0.26	$0.75	$0.87

DILUTED EARNINGS PER SHARE:
Continuing operations	$0.23	$0.25	$0.72	$0.80
Discontinued operations	—	—	—	0.03

Diluted earnings per share	$0.23	$0.25	$0.72	$0.83

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

			Additional		Accumulated Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, July 1, 2004	5,657,957	$566	$38,090	$27,591	($1,081)	$65,166
Comprehensive income:
Net income		—	—	1,337	—	1,337
Other comprehensive income, net of tax expense of $913:
Net market valuation adjustment on securities available for sale		—	—	—	1,517
Less: reclassification adjustment for gains included in net income		—	—	—	(4)
Other comprehensive income, net of tax						1,513

Comprehensive income						2,850

Exercise of stock options	14,245	1	98	—	—	99
Income tax benefit from stock options exercised		—	49	—	—	49
Cash dividends declared, $.1125 per share		—	—	(637)	—	(637)

Balance, September 30, 2004	5,672,202	$567	$38,237	$28,291	$432	$67,527

			Additional		Accumulated Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, July 1, 2003	4,407,578	$441	$13,843	$24,559	$1,511	$40,354
Comprehensive income:
Net income		—	—	1,163	—	1,163
Other comprehensive income, net of tax benefit of $647:
Net market valuation adjustment on securities available for sale		—	—	—	(1,072)
Less: reclassification adjustment for gains included in net income		—	—	—	(2)
Other comprehensive income, net of tax						(1,074)

Comprehensive income						89

Exercise of stock options	500	—	7	—	—	7
Private Placement of 280,653 common shares		—	(1)	—	—	(1)
Cash dividends declared, $.11 per share		—	—	(485)	—	(485)

Balance, September 30, 2003	4,408,078	$441	$13,849	$25,237	$437	$39,964

(continued)

			Additional		Accumulated Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2004	4,431,328	$443	$14,255	$26,203	$345	$41,246
Comprehensive income:
Net income		—	—	3,867	—	3,867
Other comprehensive income, net of tax expense of $54:
Net market valuation adjustment on securities available for sale		—	—	—	151
Less: reclassification adjustment for gains included in net income		—	—	—	(64)
Other comprehensive income, net of tax		—	—	—		87

Comprehensive income						3,954

Public offering of 1,150,000 shares	1,150,000	115	23,115			23,230
Exercise of stock options	90,874	9	624	—	—	633
Income tax benefit from stock options exercised	—	—	243			243
Cash dividends declared, $.3375 per share		—	—	(1,779)	—	(1,779)

Balance, September 30, 2004	5,672,202	$567	$38,237	$28,291	$432	$67,527

			Additional		Accumulated Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2003	4,035,625	$403	$8,966	$23,022	$1,115	$33,506
Comprehensive income:
Net income		—	—	3,638	—	3,638
Other comprehensive income, net of tax benefit of $408:
Net market valuation adjustment on securities available for sale		—	—	—	(673)
Less: reclassification adjustment for gains included in net income		—	—	—	(5)
Other comprehensive income, net of tax		—	—	—		(678)

Comprehensive income						2,960

Exercise of stock options	91,800	10	568	—	—	578
Private Placement of 280,653 common shares	280,653	28	4,315			4,343
Cash dividends declared, $.33 per share		—	—	(1,423)	—	(1,423)

Balance, September 30, 2003	4,408,078	$441	$13,849	$25,237	$437	$39,964

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)
(dollars in thousands)

	For the nine month period ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,867	$3,638
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investments	42	45
Amortization of intangible assets	222	219
Depreciation of premises and equipment	1,393	1,307
Provision for loan losses	1,489	1,035
Provision for losses on unfunded loan commitments	18	—
Deferred income tax benefit	(98)	(571)
Deferred net loan costs and fees	(224)	(840)
Investment securities net gains	(103)	(8)
Net (gain) loss on sale/disposal of premises and equipment	—	(2)
Loss on sale of assets of Keys Insurance Agency, Inc.	—	15
Gain on sale of investment in ERAS JV	—	(202)
Gain on sales of government guaranteed loans, net	—	(87)
Mortgage loans originated for sale	(83,534)	(90,336)
Proceeds from sale of mortgage loans	83,117	92,136
Fees on mortgage loans sold	(1,406)	(1,800)
(Increase) decrease in accrued interest receivable and other assets	(349)	3,774
Increase (decrease) in accrued interest payable and other liabilities	346	(1,390)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,780	6,933

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(38,368)	(24,846)
Repayments of principal and maturities of investment securities available for sale	3,149	13,101
Sales of investment securities available for sale	9,281	—
Net sale (purchase) of FHLB stock	1,000	(390)
Purchase of life insurance policies	(700)	(250)
Proceeds from sales of government guaranteed loans	569	2,241
Proceeds from sales assets of Keys Insurance Agency, Inc.	—	184
Loans originated or acquired, net of principal repayments	(79,872)	(69,294)
Proceeds from the sale of investment in ERAS JV	—	327
Purchases of premises and equipment	(8,276)	(2,944)
Sales of premises and equipment	98	4

NET CASH USED BY INVESTING ACTIVITIES	(113,119)	(81,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	5,312	(1,507)
Net increase in FHLB short-term advances	10,000	15,000
Repayments of FHLB long-term advances	(30,000)	—
Net increase in demand, money market and savings accounts	43,562	17,265
Net increase in time deposits	40,924	42,934
Proceeds from exercise of stock options	633	578
Proceeds from private placement of common stock	—	4,343
Proceeds from public offering of common stock	23,230	—
Cash dividends paid	(1,640)	(1,381)

NET CASH PROVIDED BY FINANCING ACTIVITIES	92,021	77,232

NET INCREASE IN CASH AND CASH EQUIVALENTS	(16,318)	2,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	33,681	24,070

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,363	$26,368

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:

	For the nine month period ended
	September 30,
	2004	2003
Cash paid for:
Interest	$8,276	$7,357
Income taxes	2,265	2,900

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION & ACCOUNTING POLICIES

TIB Financial Corp. is a financial holding company headquartered in Naples, Florida. TIB Financial Corp. owns and operates TIB Bank of the Keys, which has a total of sixteen branches in Florida that are located in Monroe, Miami-Dade, Collier and Lee counties.

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

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank of the Keys, TIB Software and Services, Inc. (this corporation was dissolved in March 2004 – see Note 2), and Keys Insurance Agency, Inc. (whose assets were sold in August 2003 – see Note 10) and the Bank’s two subsidiaries, TIB Government Loan Specialists, Inc. (this corporation was dissolved in March 2004 – see Note 2) and TIB Investment Center Inc., collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported on have been reclassified to conform to the current period presentation.

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

NOTE 3 – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2004 and December 31, 2003 are presented below:

	September 30, 2004
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$5,177	$33	$—	$5,210
U.S. Government agencies and corporations	54,248	264	556	53,956
States and political subdivisions-tax-exempt	9,826	347	4	10,169
States and political subdivisions-taxable	2,862	23	11	2,874
Marketable equity securities	3,000	533	—	3,533
Mortgage-backed securities	2,889	66	—	2,955

	$78,002	$1,266	$571	$78,697

	December 31, 2003
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$209	$9	$—	$218
U.S. Government agencies and corporations	31,357	425	663	31,119
States and political subdivisions-tax-exempt	8,838	378	59	9,157
States and political subdivisions-taxable	3,559	42	101	3,500
Marketable equity securities	3,000	395	—	3,395
Mortgage-backed securities	5,041	128	1	5,168

	$52,004	$1,377	$824	$52,557

NOTE 4 – LOANS

Major classifications of loans are as follows:

(dollars in thousands)	September 30, 2004	December 31, 2003
Real estate mortgage loans:
Commercial	$338,198	$297,221
Residential	64,624	60,104
Farmland	4,924	2,317
Construction and vacant land	41,510	32,089
Commercial and agricultural loans	62,851	63,624
Indirect auto dealer loans	83,680	59,437
Home equity loans	12,259	12,574
Other consumer loans	10,248	11,232

Total loans	618,294	538,598
Net deferred loan costs	2,039	1,815

Loans, net of deferred loan costs	$620,333	$540,413

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the nine months ended September 30, 2004 and September 30, 2003 follows:

(dollars in thousands)	2004	2003
Balance, January 1	$5,216	$4,272
Provision for loan losses charged to expense	1,489	1,035
Loans charged off	(654)	(470)
Recoveries of loans previously charged off	38	17

Balance, September 30	$6,089	$4,854

NOTE 6 – EARNINGS PER SHARE AND COMMON STOCK

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months and nine months ended September 30:

	2004	2003
For the three months ended September 30:
Basic	5,660,075	4,407,920
Dilutive effect of options outstanding	146,658	173,639

Diluted	5,806,733	4,581,559

For the nine months ended September 30:
Basic	5,187,456	4,204,840
Dilutive effect of options outstanding	168,830	171,573

Diluted	5,356,286	4,376,413

Stock options for 32,500 and 5,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended September 30, 2004 and 2003 because they were anti-dilutive. Stock options for 28,786 and 2,326 shares of common stock were not considered in computing diluted earnings per common share for the nine months ended September 30, 2004 and 2003 because they were anti-dilutive. The effect of stock options is the sole common stock equivalent for purposes of calculating diluted earnings per common share.

NOTE 7 – STOCK-BASED COMPENSATION

Total stock options granted, exercised, and expired/forfeited during the nine months ended September 30, 2004, were 37,500, 90,874, and 7,900, respectively. As of September 30, 2004, there were 416,231 options for shares outstanding.

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

For the three months ended September 30,
(dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$1,337	$1,163
Stock-based compensation expense determined under fair value based method, net of tax	48	37

Pro forma net income	$1,289	$1,126

Basic earnings per share as reported	$0.24	$0.26
Pro forma basic earnings per share	0.23	0.26
Diluted earnings per share as reported	0.23	0.25
Pro forma diluted earnings per share	0.22	0.25

For the nine months ended September 30,
(dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$3,867	$3,638
Stock-based compensation expense determined under fair value based method, net of tax	166	134

Pro forma net income	$3,701	$3,504

For the nine months ended September 30,
(dollars in thousands, except per share amounts)	2004	2003
Basic earnings per share as reported	$0.75	$0.87
Pro forma basic earnings per share	0.71	0.83
Diluted earnings per share as reported	0.72	0.83
Pro forma diluted earnings per share	0.69	0.80

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

NOTE 8 – CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 2004 and December 31, 2003:

	Well	Adequately
	Capitalized	Capitalized	September 30, 2004	December 31, 2003
	Requirement	Requirement	Actual	Actual
Tier 1 Capital (to Average Assets)
Consolidated	≥5%	≥4%	10.4%	7.8%
Bank	≥5%	≥4%	11.0%	8.5%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	≥6%	≥4%	11.5%	8.8%
Bank	≥6%	≥4%	12.2%	9.6%
Total Capital (to Risk Weighted Assets)
Consolidated	≥10%	≥8%	13.2%	10.6%
Bank	≥10%	≥8%	13.2%	10.5%

Management believes, as of September 30, 2004, that the Company and the Bank met all capital requirements to which they are subject. The Company has included the trust preferred securities that were issued in September 2000 and July 2001 in Tier 1 capital.

We completed an offering of 1,150,000 shares of our common stock during the second quarter of 2004.

NOTE 9 – SEGMENT REPORTING

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

Intercompany transactions have been eliminated in preparing the segment reporting amounts below.

The results of the Company’s segments are as follows (dollars in thousands):

		Merchant	Parent
Nine months ended	Community	Bankcard	And
September 30, 2004	Banking	Processing	Other	Totals
Interest and dividend income	$29,565	$—	$—	$29,565
Interest expense	6,402	—	1,193	7,595

Net interest and dividend income (expense)	23,163	—	(1,193)	21,970
Other income	4,435	4,515	297	9,247
Depreciation and amortization	1,580	32	3	1,615
Other expense	19,235	3,766	744	23,745

Pretax segment profit (loss)	$6,783	$717	$(1,643)	$5,857

Segment Assets	$765,241	$20	$425	$765,686

		Merchant	Parent
Nine months ended	Community	Bankcard	and
September 30, 2003	Banking	Processing	Other	Totals
Interest and dividend income	$25,491	$—	$—	$25,491
Interest expense	6,232	—	1,193	7,425

Net interest and dividend income (expense)	19,259	—	(1,193)	18,066
Other income	4,750	3,812	501	9,063
Depreciation and amortization	1,454	35	3	1,492
Other expense	16,591	3,076	568	20,235

Pretax segment profit (loss)	$5,964	$701	$(1,263)	$5,402

Segment Assets	$645,231	$46	$440	$645,717

		Merchant	Parent
Three months ended	Community	Bankcard	And
September 30, 2004	Banking	Processing	Other	Totals
Interest and dividend income	$10,528	$—	$—	$10,528
Interest expense	2,345	—	402	2,747

Net interest and dividend income (expense)	8,183	—	(402)	7,781
Other income	1,331	1,221	91	2,643
Depreciation and amortization	531	11	1	543
Other expense	6,640	1,021	191	7,852

Pretax segment profit (loss)	$2,343	$189	$(503)	$2,029

		Merchant	Parent
Three months ended	Community	Bankcard	and
September 30, 2003	Banking	Processing	Other	Totals
Interest and dividend income	$8,750	$—	$—	$8,750
Interest expense	2,005	—	398	2,403

Net interest and dividend income (expense)	6,745	—	(398)	6,347
Other income	1,571	1,213	112	2,896
Depreciation and amortization	499	12	1	512
Other expense	5,808	972	195	6,975

Pretax segment profit (loss)	$2,009	$229	$(482)	$1,756

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

The results of Keys Insurance Agency, Inc. operations, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

(dollars in thousands)	2004	2003
For the three months ended September 30:
Other income	$—	$277
Depreciation and amortization	—	7
Other expense	—	234

Pretax income from discontinued operations	$—	$36

For the nine months ended September 30:
Other income	$—	$1,255
Depreciation and amortization	—	34
Other expense	—	1,020

Pretax income from discontinued operations	$—	$201

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

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of September 30, 2004, and statement of income for the three months and nine months ended September 30, 2004. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

RESULTS OF OPERATIONS

Our net income of $1,337,000 for the third quarter of 2004 increased $174,000, or 15.0%, compared to $1,163,000 for the same period last year. Net income from continuing operations was $1,337,000 for the third quarter of 2004, compared to $1,141,000 for the third quarter of 2003, an increase of $196,000 or 17.2%. As discussed in Note 10, the Company closed the sale of the assets of its wholly owned subsidiary, Keys Insurance Agency, Inc., in the third quarter of 2003.

Basic and diluted earnings per share for continuing operations for the third quarter of 2004 were $0.24 and $0.23, respectively, as compared to $0.26 and $0.25 per share in the previous year’s quarter. Basic weighted average common equivalent shares outstanding for the three months ended September 30, 2004 were 5,660,075 compared to 4,407,920 for the three months ended

September 30, 2003. This 28.4% increase in shares outstanding resulted from the exercise of stock options and the issuance of 1,150,000 shares in the second quarter of 2004 in connection with a public offering of our shares.

Annualized return on average assets was 0.72% and 0.74% for the third quarter of 2004 and 2003, while the annualized return on average shareholders’ equity was 8.06% and 11.64% for the same period. The decline in the return on average shareholders’ equity in the current year is primarily attributable to the 69.0% increase in shareholders’ equity from September 30, 2003 to September 30, 2004 due to the stock offering in the second quarter of 2004 and exercises of stock options.

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

Net interest income increased $1,434,000, or 22.6%, to $7,781,000 in the three months ended September 30, 2004 as compared to the same period last year. The prime rate as published in the Wall Street Journal began 2003 at 4.25% and in June 2003 it declined to 4.00% and remained at that rate until July of 2004 when it increased to 4.25%. In August the rate increased to 4.50% and increased again in September to 4.75%. Many of the Bank’s loans are indexed to this floating rate, although they may also include floors. The higher level of prime rate in the third quarter of 2004 compared to the comparative period in 2003 has not yet significantly impacted yields in the loan portfolio as the effects of the higher rates are just beginning to be reflected in variable loan re-pricings and new loan production. Increased loan volume is the primary driver affecting the increased net interest income in the current period.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased $24,000, or 5.4%, to $471,000 in the third quarter of 2004 compared to $447,000 in the comparable prior year quarter. The higher provision for loan losses in 2004 was primarily attributable to the continued growth and change in composition of the loan portfolio coupled with slightly higher charge offs. Total loans outstanding grew $27.9 million, or 4.7%, during the third quarter of 2004, as compared to $37.3 million, or 7.9%, during the third quarter of 2003. The largest dollar increase during the third quarter of 2004 occurred in commercial real estate loans which increased $8.7 million, or 2.6%. This compares to an $8.0 million, or 2.8% increase in commercial real estate loans during the third quarter of 2003. We have also continued to expand our indirect lending portfolio. At September 30, 2004, indirect auto dealer loans accounted for $83.7 million, or 13.5%, of our loan portfolio. This compares to an indirect lending portfolio of $50.9 million at September 30, 2003 which represented 10.0% of our total loan portfolio.

Total loans outstanding were $618.3 million at September 30, 2004, compared to $510.5 million at September 30, 2003. Net charge-offs were $188,000 during the three months ended September 30, 2004 compared to $147,000 for the same period in 2003.

Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

Non-interest income for the third quarter of 2004 was $2,643,000. This represents a $253,000 or 8.7% decrease over the prior year quarter which totaled $2,896,000. The decrease in non-interest income is primarily attributable to a decrease of $226,000 in fees on mortgage loans sold. This decrease in fees on mortgage loans sold is primarily a result of delayed closings due to an abnormally active hurricane season in South Florida combined with a decline in South Florida market refinancing and mortgage loan application activity.

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2004 was $7,924,000. This represents an $884,000, or 12.6%, increase over the prior year quarter which totaled $7,040,000. The increase in non-interest expense is attributable to salaries and employee benefits increasing $428,000, net occupancy expense increasing $124,000, and other expense increasing $332,000. The increases are primarily the result of costs associated with the growth of our business and continued investment and expansion in the Southwest Florida market.

At September 30, 2004 the Bank had 303 full-time employees, compared to 253 at September 30, 2003. The increase in staff was required to manage the growth of the organization.

In general, as we continue to renovate facilities and add branches, the net occupancy expense category will grow overall. In December 2003, we leased a new operations facility in Homestead, Florida. Building rent expense on this property for the three months ended September 30, 2004 totaled $35,000. Pursuant to the opening of the Metro Parkway and Prospect Ave locations in Southwest Florida, the third quarter of 2004 included approximately $70,000 in occupancy expenses associated with the operations of these newly opened branches.

In the category of other expense, professional fees increased approximately $112,000 due primarily to increased internal control documentation and testing costs related to the implementation of the Sarbanes Oxley Act of 2002.

INCOME TAXES

The provision for income taxes related to continuing operations totaled $692,000, for an effective tax rate of 34.1%, for the three months ended September 30, 2004, and $615,000, for an effective tax rate of 35.0%, for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

RESULTS OF OPERATIONS

Our net income of $3,867,000 for the first nine months of 2004 increased $229,000, or 6.3%, compared to $3,638,000 for the same period last year. Net income from continuing operations was $3,867,000 for the first nine months of 2004, compared to $3,512,000 for the first nine months of 2003, an increase of $355,000 or 10.1%. As discussed in Note 10, the Company closed the sale of the assets of its wholly owned subsidiary, Keys Insurance Agency, Inc. in the third quarter of 2003.

Basic and diluted earnings per share for the first nine months of 2004 were $0.75 and $0.72 respectively as compared to $0.87 and $0.83 per share in the previous year’s period. Basic weighted average common equivalent shares outstanding for the nine months ended September 30, 2004 were 5,187,456 compared to 4,204,840 for the nine months ended September 30, 2003. This 23.4% increase in shares outstanding resulted from the issuance of an additional 1,150,000 shares in the second quarter of 2004 in connection with a public offering of our common stock that raised $23.2 million in new capital, the issuance of 280,653 shares in June 2003 in connection with a private placement of our stock that raised $4.3 million in new capital, and the exercise of stock options.

Annualized return on average assets was 0.71% and 0.79% for the first nine months of 2004 and 2003, while the annualized return on average shareholders’ equity was 9.15% and 13.21% for the same period. The decline in the return on average shareholders’ equity in the current year is primarily attributable to the stock offering in the second quarter of 2004.

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

Net interest income increased $3,904,000, or 21.6%, to $21,970,000 in the nine months ended September 30, 2004 as compared to the same period last year. The prime rate as published in the Wall Street Journal began 2003 at 4.25% and in June 2003 it declined to 4.00% and remained at that rate until July of 2004 when it increased to 4.25%. In August the rate increased to 4.50% and increased again in September to 4.75%. Many of the Bank’s loans are indexed to this floating rate, although they also include floors.

With short-term interest rates increasing slowly, or as the Federal Reserve would say, stimulus being removed at a measured pace, our yields on assets and cost of liabilities are increasing in roughly equal percentages. Both of these have been modest in degree as many loans are still below their floors and many deposits with administered rates have increased only slightly. Going forward, we would expect further market rate increases to more directly affect loan yields and deposit costs as more adjustable loans move through their floor levels and competitive pressures result in deposit rates increasing more rapidly. We believe he predominant driver in the increase in net interest income is and will continue to be the growth of our balance sheet. Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to be considerably less in extent than the relative impact of asset growth.

In April 2002, the Bank began a program to acquire indirect automobile loans. We predominantly buy loans from auto dealers in Southwest Florida which are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. As of September 30, 2004 we had $83.7 million of indirect auto dealer loans outstanding, compared to $50.9 million at September 30, 2003. Coupled with the appropriate safeguards, we believe this product continues to offer us an opportunity to increase asset yields while not sacrificing our primary objective of maintaining strong asset quality.

The average yield on interest-earning assets for the first nine months of 2004 was 6.04% which was a decrease of 16 basis points compared to the 6.20% yield earned during the first nine months of 2003. The average cost of interest-bearing deposits declined 20 basis points from 1.94% during the first nine months of 2003 to 1.74% for the comparable period in 2004, and the rate of all interest-bearing liabilities decreased 23 basis points, from 2.19% in 2003 to 1.96% in 2004. The Company’s net interest margin increased to 4.50% in the first nine months of 2004 compared to 4.40% in the first nine months of 2003. We anticipate interest rates to continue slowly trending up over the next twelve months. If this occurs or if rates remain stable, net interest margin should be fairly consistent as our mix of assets and liabilities should grow in roughly the same proportions that exist currently on our balance sheet. Our margin is derived from the rate difference between our average yields on our current mix of assets in excess of our average cost of liabilities.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the nine months ended September 30, 2004 and September 30, 2003.

		2004			2003
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Interest-earning assets:
Loans (1)(2)	$574,003	$27,212	6.33%	$469,225	$23,254	6.63%
Investment securities (2)	66,172	2,180	4.40%	55,080	2,094	5.08%
Marketable equity securities – 90% tax exempt (2)	3,395	272	10.70%	—	—	—
Interest-bearing deposits in other banks	970	9	1.18%	327	2	0.71%
Federal Home Loan Bank stock	1,445	40	3.70%	1,476	40	3.62%
Federal funds sold	13,635	102	1.00%	26,132	227	1.16%

Total interest-earning assets	659,620	29,815	6.04%	552,240	25,617	6.20%

Non-interest-earning assets:
Cash and due from banks	18,803			15,463
Investment in ERAS	—			69
Premises and equipment, net	21,209			19,247
Allowances for loan losses	(5,564)			(4,561)
Other assets	28,622			28,786

Total non-interest-earning assets	63,070			59,004

Total assets	$722,690			$611,244

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$75,193	214	0.38%	$57,636	170	0.39%
Money market	128,056	793	0.83%	127,772	891	0.93%
Savings deposits	43,738	127	0.39%	34,677	133	0.51%
Time deposits	221,498	4,969	3.00%	196,239	4,862	3.31%

Total interest-bearing deposits	468,485	6,103	1.74%	416,324	6,056	1.94%
Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	31,258	299	1.28%	18,319	176	1.28%
Long-term borrowings	18,250	1,193	8.73%	18,250	1,193	8.74%

Total interest-bearing liabilities	517,993	7,595	1.96%	452,893	7,425	2.19%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	139,733			114,214
Other liabilities	8,586			7,420
Shareholders’ equity	56,378			36,717

Total non-interest-bearing liabilities and shareholders’ equity	204,697			158,351

Total liabilities and shareholders’ equity	$722,690			$611,244

Interest rate spread (tax equivalent basis)			4.08%			4.01%

Net interest income (tax equivalent basis)		$22,220			$18,192

Net interest margin (3) (tax equivalent basis)			4.50%			4.40%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income for the nine months ended September 30, 2004 and September 30, 2003. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2004 compared to 2003 (1)
	Due to changes in
			Net
	Average	Average	Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest income
Loans (2)	$5,004	$(1,046)	$3,958
Investment securities (2)	387	(301)	86
Marketable equity securities (2)	272	—	272
Interest-bearing deposits in other banks	5	2	7
Federal Home Loan Bank Stock	(1)	1	—
Federal funds sold	(97)	(28)	(125)

Total interest income	5,570	(1,372)	4,198

Interest expense
NOW accounts	50	(6)	44
Money market	2	(100)	(98)
Savings deposits	31	(37)	(6)
Time deposits	592	(485)	107
Short-term borrowings and FHLB advances	123	—	123
Long-term borrowings	—	—	—

Total interest expense	798	(628)	170

Change in net interest income	$4,772	$(744)	$4,028

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(2)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased $454,000 or 43.9% to $1,489,000 in the first nine months of 2004 compared to $1,035,000 in the comparable prior year period. The higher provision for loan losses in 2004 was primarily attributable to the growth and change in composition of the loan portfolio. Total loans outstanding grew $79.7 million, or 14.8%, during the first nine months of 2004, as compared to $68.7 million, or 15.6%, during the first nine months of 2003. The largest dollar increase during the first nine months of 2004 occurred in commercial real estate loans which increased $41.0 million, or 13.8%. This compares to a $26.2 million, or 9.9%, increase in commercial real estate loans during the first nine months of 2003. We have also continued to expand our indirect lending portfolio. At September 30, 2004, indirect auto dealer loans accounted for $83.7 million, or 13.5%, of our loan portfolio. This compares to an indirect lending portfolio of $50.9 million at September 30, 2003 which represented only 10.0% of our total loan portfolio. These increases in volume and concentration of commercial real estate and indirect auto dealer loans relative to the composition of the loan portfolio translate to a greater than average increase in the provision for loan losses as our risk management policies dictate generally higher allocations of such provisions for these categories of loans.

Total loans outstanding were $618.3 million at September 30, 2004, compared to $510.5 million at September 30, 2003. Net charge-offs were $616,000 during the nine months ended September 30, 2004 compared to $453,000 for the same period in 2003. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

Non-interest income for the first nine months of 2004 was $9,247,000. This represents an $184,000 or 2.0% increase over the prior year period which totaled $9,063,000. The increase in non-interest income is primarily attributable to an increase of $703,000 in merchant bankcard processing income, partially offset by a decrease of $394,000 in fees on mortgage loans sold, and a $202,000 decrease related to the gain on sale of investment in ERAS JV recognized in the prior year period.

The increase in merchant bankcard processing income is primarily a result of volume increases. Fees on mortgage loans sold result from the immediate sale of various residential mortgages (primarily fixed rate loans) in the secondary market. The lower fees earned in the first nine months of 2004 compared to the prior year period are attributable to reduced refinancing activity, lower new sales activity, and thinner margins. On May 29, 2003, we sold our remaining interest in ERAS Joint Venture and recognized a pretax gain of $202,000 on this transaction.

NON-INTEREST EXPENSE

Non-interest expense for the first nine months of 2004 was $23,871,000. This represents a $3,179,000, or 15.4%, increase over the prior year period which totaled $20,692,000. The increase in non-interest expense is attributable to salaries and employee benefits increasing $1,243,000, net occupancy expense increasing $328,000, and other expense increasing $1,608,000. The increases are primarily the result of costs associated with the growth of our business and continued expansion into the Southwest Florida market.

At September 30, 2004, the Bank had 303 full-time employees, compared to 253 at September 30, 2003. The increase in staff was required to manage the growth of the organization.

In the category of other expense, interchange and other bankcard expense increased approximately $648,000 over the prior year amount. These expenses are primarily tied to volume, and are consistent with the increase in merchant bankcard processing income we experienced. We did, however, experience an increase in the rates charged by our card associations in April 2004 that also contributed to this increase. Also, in the first nine months of 2004, we incurred $196,000 in employee relocation costs. These costs were incurred to relocate various employees, including the Company’s Chief Executive Officer, in connection with the relocation of our corporate headquarters from the Florida Keys to the Southwest Florida area. Another factor contributing to the increase in other expense was the increase in professional fees of approximately $184,000 over the prior year period due primarily to increased internal control documentation and testing costs related to the implementation of the Sarbanes Oxley Act of 2002.

INCOME TAXES

The change in income tax expense is primarily attributable to the growth in income before income taxes. The provision for income taxes related to continuing operations totaled $1,990,000, for an effective tax rate of 34.0%, for the nine months ended September 30, 2004, and $1,890,000, for an effective tax rate of 35.0%, for the nine months ended September 30, 2003.

BALANCE SHEET

Total assets at September 30, 2004 were $765,686,000, up 14.4% from total assets of $669,298,000 at December 31, 2003. Asset growth was primarily funded by an increase in deposits of $84,486,000, or 15.3%. Loans net of deferred loan costs increased $79.9 million, or 14.8%, to $620.3 million for the first nine months of 2004 from year end 2003. The largest dollar increase came in the commercial real estate loan category which increased $41.0 million, or 13.8%. We have also continued to expand our indirect dealer auto loan program. At September 30, 2004, indirect auto loans accounted for $83.7 million, or 13.5%, of our loan portfolio as compared to $59.4 million, or 11.0%, at December 31, 2003. Also, in the same period, investment securities increased $26.1 million as a result of purchases of securities from funds generated from the stock offering in the second quarter of 2004.

During the first nine months of 2004, we reduced our advances from the Federal Home Loan Bank by $20.0 million. Total advances outstanding were $25.0 million at September 30, 2004 as compared to $45.0 million at December 31, 2003.

Shareholders’ equity totaled $67.5 million at September 30, 2004, increasing $26.3 million from December 31, 2003. Book value per share increased to $11.90 at September 30, 2004 from $9.31 at December 31, 2003. The Company declared a quarterly dividend of $0.1125 per share in each of the first three quarters of 2004 and $0.11 per share in each of the first three quarters of 2003.

On April 15, 2004, we closed the sale of 1,000,000 shares of our common stock at a price of $22.00 per share before commissions and expenses. The shares were sold on a firm commitment basis through Advest, Inc. Advest, Inc. also purchased an additional 150,000 shares from the Company on May 6, 2004, at $22.00 per share before commissions and expenses. The net proceeds of the offering, totaling $23.2 million, provided capital to support continued loan and deposit growth throughout our South Florida markets.

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

Non-performing assets were as follows:

(dollars in thousands)	September 30, 2004	December 31, 2003
Total nonaccrual loans	$1,174	$390
Accruing loans delinquent 90 days or more (a)	—	—

Total non-performing loans	$1,174	$390
Repossessed personal property (indirect auto dealer loans)	720	598
Other real estate owned (b)	190	193
Other assets (b)	2,528	2,472

Total non-performing assets	$4,612	$3,653

Allowance for loan losses	$6,089	$5,216
Non-performing assets as a percent of total assets	0.60%	0.55%
Non-performing loans as a percent of gross loans	0.19%	0.07%
Allowance for loan losses as a percent of non-performing loans	518.65%	1,336.33%

(a) Excludes the $1.6 million loan discussed below that is guaranteed for both principal and interest by the U.S. Department of Agriculture (USDA).

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

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1,886,000) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at September 30, 2004 and December 31, 2003, and is accruing interest. Accrued interest on this loan totals approximately $654,000 and $590,000 at September 30, 2004 and December 31, 2003, respectively.

The Bank is pursuing a sale of the property and equipment and has incurred various expenditures. The Bank capitalized the liquidation costs and a portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled $190,000 and $193,000 at September 30, 2004 and December 31, 2003, respectively. The non-guaranteed principal and interest ($1,961,000 at September 30, 2004 and December 31, 2003) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $567,000 and $511,000 at September 30, 2004 and December 31, 2003, respectively, are included as “other assets” in the financial statements.

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

The allowance for loan losses amounted to $6,089,000 and $5,216,000 at September 30, 2004 and December 31, 2003, respectively.

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

Based on an analysis performed by management at September 30, 2004, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2004, there were $25.0 million in advances outstanding in addition to a $15 million letter of credit used in lieu of pledging securities to the State of Florida. In July 2004, new agreements were executed with the FHLB and a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans was done to bring the collateral availability up to approximately $158.0 million.

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

Our interest rate sensitivity position at September 30, 2004 is presented in the table below:

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(dollars in thousands)	or less	Months	Months	years	Years	Total
Interest-earning assets:
Loans	$245,829	$42,286	$36,794	$226,579	$66,806	$618,294
Investment securities-taxable	1,311	—	—	38,265	25,419	64,995
Investment securities-tax exempt	232	—	—	2,875	7,062	10,169
Marketable equity securities	3,533	—	—	—	—	3,533
Federal Home Loan Bank stock	1,250	—	—	—	—	1,250
Interest bearing deposit in other bank	519	—	—	—	—	519

Total interest-bearing assets	252,674	42,286	36,794	267,719	99,287	698,760

Interest-bearing liabilities:
NOW accounts	83,835	—	—	—	—	83,835
Money Market	127,376	—	—	—	—	127,376
Savings Deposits	47,247	—	—	—	—	47,247
Time deposits	29,160	38,999	48,875	128,915	5	245,954
Notes payable	—	—	—	—	5,250	5,250
Subordinated debentures	5,000	—	—	—	8,000	13,000
Other borrowings	34,353	—	—	—	—	34,353

Total interest-bearing liabilities	326,971	38,999	48,875	128,915	13,255	557,015

Interest sensitivity gap	$(74,297)	$3,287	$(12,081)	$138,804	$86,032	$141,745

Cumulative interest sensitivity gap	$(74,297)	$(71,010)	$(83,091)	$55,713	$141,745	$141,745

Cumulative sensitivity ratio	(10.6)%	(10.2)%	(11.9)%	8.0%	20.3%	20.3%

We are cumulatively liability sensitive through the one year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Accordingly, if market interest rates should decrease, it is anticipated that the net interest margin would decrease. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Therefore, if rates increase, it is anticipated that the net interest margin would, over time, increase, and this is particularly true over longer time horizons since the Company has more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, we believe the $83 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a changing rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore, offer the Company the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the –20% to +10% range. At September 30, 2004, we were within this range with a one year cumulative sensitivity ratio of -11.9%.

See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

COMMITMENTS

The Bank is a party to financial instruments with off-balance sheet risk, entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2004, total unfunded loan commitments were approximately $87.7 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At September 30, 2004, commitments under standby letters of credit aggregated approximately $2.4 million.

The Company believes the likelihood of the unfunded loan commitments and unfunded letters of credit either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, we have sufficient available borrowing capacity from various sources as discussed in the “Liquidity” section above.

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

The following interest rate sensitivity analysis information as of September 30, 2004 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

These rate changes are matched with known repricing intervals and assumptions for new growth net of expected prepayments. The assumptions are based primarily on experience in the Company’s market under varying rate environments. The imbedded options that the Company’s loan customers possess to refinance are considered for purposes of this analysis along with scheduled and unscheduled principal reductions offset by anticipated loan orginations.

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, the Company has been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7.0% floor. The Company currently has in excess of $214 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First, this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does constrain income gains in a rising rate market. As rates increase beyond approximately 150 basis points from their current level the effect on net interest income turns around and begins to expand positively due to an increasing percentage of loans going past their floors. Also, the passage of time moderates the negative near term impact of rising rates as new loans are by definition originated at the current, now higher, rate levels. In general, having this significant amount of loans at their floors reduces the Company’s overall rate sensitivity.

The Company attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities, wholesale funding, and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

Projections for the next twelve months are as follows:

	Interest Rates Decrease		Interest Rates	Interest Rates Increase
(dollars in thousands)	200 BP	100 BP	Remain Constant	100 BP	200BP
Interest Income	$40,739	$43,284	$45,882	$48,254	$51,077
Interest Expense	8,604	10,423	13,023	15,993	18,962

Net Interest Income	$32,135	$32,861	$32,859	$32,261	$32,115

Change in net income after tax vs. constant rates	$(452)	$1		$(373)	$(464)

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

     Not applicable

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

On November 4, 2004, the Company issued a press release announcing certain financial results and additional information related to its third quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.
Date: November 10, 2004	/s/ Edward V. Lett
Edward V. Lett
President and Chief Executive Officer

/s/ David P. Johnson
David P. Johnson
Executive Vice President and Chief Financial Officer