Form 10-K
period 2004-12-31
TIB FINANCIAL CORP.
filed 2005-03-16
CIK 1013796

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission file number 000-21329

TIB FINANCIAL CORP.

(Exact Name of Registrant as Specified in Its Charter )

Florida (State of Incorporation)	65-0655973 (I.R.S. Employer Identification No.)

599 9th Street North Naples, Florida (Address of Principal Executive Offices)	34102 (Zip Code)

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

Yes ☑ or No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ or No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 2005 was $144,907,000 based on $25.50 per share as of February 28, 2005.

The number of shares outstanding of issuer’s class of common stock at February 28, 2005 was 5,682,639 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2004 fiscal year end are incorporated by reference into Part III of this report.

Page
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS	80

SIGNATURES	82
Ex-10.14 Form of Salary Continuation Agreement- First Amendment
Ex-21.1 Subsidiaries of the Company
Ex-23.1 Crowe Chizek Consent
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

          Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of TIB Financial Corp. (the “Company”) to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward–looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company’s market area and elsewhere. All forward–looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

          As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning), and the terms “Bank” and “TIB Bank” mean TIB Bank and its subsidiaries (unless the context indicates another meaning).

ITEM 1. BUSINESS

General

          We are a financial holding company whose business is conducted primarily through our wholly-owned subsidiary, TIB Bank. TIB Bank, which was formed in 1974, serves the Southern Florida market, principally Monroe, Collier, Lee and South Miami-Dade Counties, Florida. TIB Bank is headquartered in Key Largo, Florida. We operate 16 banking offices and 17 ATMs throughout South Florida. At December 31, 2004, we had approximately $829.3 million in total assets, $687.9 million in total deposits, $653.5 million in total loans and shareholders’ equity of $68.1 million. TIB Bank’s deposits are insured by the Federal Deposit Insurance Corporation, up to applicable limits.

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

          TIB Bank also engages in the origination and sale of the government–guaranteed portion of loans, such as those offered by the Small Business Administration and the U.S. Department of Agriculture’s Rural Development Business and Industry Program.

          We are subject to examination and regulation by the Board of Governors of the Federal Reserve System, the Florida Office of Financial Regulation, and the Federal Deposit Insurance Corporation (FDIC). This regulation is intended for the protection of our depositors, not our shareholders.

          In October 2000, we purchased Keys Insurance Agency of Monroe County, Inc. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) had three offices in the Florida Keys and one office in Naples and brokered a full line of commercial and residential hazard insurance coverage as well as life and health insurance and annuities. In August 2003, we sold the assets of Keys Insurance Agency, Inc., and exited this line of business. In 2004, we eliminated TIB Government Loan Specialists, Inc. as a subsidiary, but continue to conduct its government-guaranteed loan program through TIB Bank. In December 2004, we sold internally developed intangible assets, primarily comprised of the book of business of our investment center.

Business Strategy

          Our business strategy is to operate as a profitable, diversified financial services company providing a variety of banking and other financial services, with an emphasis on consumer and residential mortgage lending and commercial business loans to small and medium–sized businesses. As a result of the consolidation of small and medium–sized financial institutions, we believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. We emphasize comprehensive retail and small business products and responsive, decentralized decision-making which reflects our knowledge of our local markets and customers.

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

Banking services

          Commercial Banking. TIB Bank focuses its commercial loan originations on small and mid-sized businesses, professionals and professional organizations (generally up to $5 million in annual sales) and such loans are usually accompanied by significant related deposits. Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Commercial loan products include commercial real estate construction and term loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing. TIB Bank offers a range of cash management services and deposit products to its commercial customers. Computerized banking is currently available to TIB Bank’s commercial and retail customers.

          Retail Banking. TIB Bank’s retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by TIB Bank to meet the varied needs of its customers from young persons to senior citizens. In addition to traditional products and services, TIB Bank offers contemporary products and services, such as debit cards, Internet banking and electronic bill payment services. Consumer loan products offered by TIB Bank include home equity lines of credit, second mortgages, new and used auto loans, including indirect loans through auto dealers, new and used boat loans, overdraft protection, and unsecured personal credit lines.

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

Lending activities

          Loan Portfolio Composition. At December 31, 2004, TIB Bank’s loan portfolio totaled $653.5 million, representing approximately 78.8% of our total assets of $829.3 million. For a discussion of our loan portfolio, see “Management’s Discussion of Financial Condition and Results of Operation - Loan Portfolio.”

          The composition of TIB Bank’s loan portfolio at December 31, 2004 and 2003 is indicated below, along with the growth from the prior year.

					% Increase
	Total Loans		Total Loans		(Decrease) from
	December 31,	% of Total	December 31,	% of Total	December 31, 2003
(dollars in thousands)	2004	Loans	2003	Loans	to 2004

Real estate mortgage loans:
Commercial	$351,346	53.7	$297,221	55.2	18.2
Residential	67,204	10.3	60,104	11.2	11.8
Farmland	4,971	0.8	2,317	0.4	114.5
Construction	49,815	7.6	32,089	6.0	55.2
Commercial and agricultural loans	64,622	9.9	63,624	11.8	1.6
Indirect auto dealer loans	91,890	14.1	59,437	11.0	54.6
Home equity loans	13,856	2.1	12,574	2.3	10.2
Other consumer loans	9,817	1.5	11,232	2.1	(12.6)

TOTAL	$653,521	100	$538,598	100	21.3

          Our non-performing loans as a percentage of gross loans increased from 0.07% at December 31, 2003 to 0.11% at December 31, 2004.

          Commercial Real Estate Mortgage Loans. At December 31, 2004, TIB Bank’s commercial real estate loan portfolio totaled $351.3 million. The Bank also has $5.0 million in loans outstanding that are secured by farmland. TIB Bank originates mortgage loans secured by commercial real estate. Such loans are primarily secured by hotels, guesthouses, restaurants, retail buildings, and general purpose business space. Although terms may vary, TIB Bank’s commercial mortgages generally are long term in nature, owner-occupied, and variable-rate loans. TIB Bank seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area and obtaining periodic financial statements and tax returns from borrowers. It is also TIB Bank’s general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral. In conjunction with above, TIB Bank also engages in the origination and sale of the government–guaranteed portions of loans such as those offered by the Small Business Administration and the U.S. Department of Agriculture Rural Development Business and Industry Program.

          Commercial Loans. At December 31, 2004, TIB Bank’s commercial loan portfolio totaled $64.6 million. TIB Bank originates secured and unsecured loans for business purposes. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns. The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan. It is TIB Bank’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

          Construction Loans. At December 31, 2004, TIB Bank’s construction loan portfolio totaled $49.8 million. TIB Bank provides interim real estate acquisition development and construction loans to builders, developers, and persons who will ultimately occupy the building. Real estate development and construction loans to provide interim financing on the property are based on acceptable percentages of the appraised value of the property securing the loan in each case. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. TIB Bank carefully monitors these loans with on-site inspections and control of disbursements.

          Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely in the value of the underlying property, TIB Bank considers the financial condition and reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information.

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

          Residential Real Estate Mortgage Loans. At December 31, 2004, TIB Bank’s residential loan portfolio totaled $67.2 million. TIB Bank originates adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. TIB Bank will place some of these, primarily adjustable rate, loans into its portfolio, although the substantial majority are sold to investors.

          Indirect Auto Dealer Loans. At December 31, 2004, TIB Bank’s indirect auto dealer loans portfolio totaled $91.9 million. The Bank buys loans that have been originated by automobile dealerships - this is commonly referred to as indirect lending. We predominately buy loans from auto dealers in Southwest Florida and they are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles.

          The balance of outstanding indirect loans grew quickly in 2004 since it was still a relatively new product for us and, therefore, the payoffs and paydowns were not significant. This allowed the majority of the new production to remain as outstanding balances. Since the expected life of these loans is approximately two years, the level of outstanding indirect loans is expected to level off as this program matures. We therefore expect that indirect loans will not exceed 15% of total loans outstanding.

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

          Other Consumer Loans and Home Equity Loans. At December 31, 2004, TIB Bank’s consumer loan portfolio totaled $9.8 million, and its home equity portfolio totaled $13.9 million. TlB Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 85% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 10 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.

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

Investment and insurance activities

          Through December 15, 2004, TIB Bank engaged through a wholly–owned subsidiary, TIB Investment Center, Inc., in the retail sale of non-deposit investment products such as variable and fixed rate annuities, mutual funds and other products. TIB Bank has entered into an agreement with Raymond James Financial Services, Inc., a third party provider which audits and provides support services to make sure we comply with all NASD regulations as they pertain to Bank investment programs. On December 15, 2004, the Company closed the sale of certain intangible assets which primarily comprised the book of business which served as the foundation of the investment center operations.

Employees

          As of December 31, 2004, the Bank employed 309 full-time employees and 13 part-time employees. Except for certain officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. The Company and its subsidiaries are not a party to any collective bargaining agreement, and management believes the Company and its subsidiaries enjoy satisfactory relations with its employees.

Related Party Transactions

          At December 31, 2004, we had $653.5 million in total loans outstanding, of which $1.9 million was outstanding to certain of our executive officers, directors, and security holders who own more than 10% of our voting securities, and their related business interests. In the ordinary course of business, TIB Bank makes loans to our directors and their affiliates and to policy-making officers, all of which are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collectibility.

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

          With certain limited exceptions, we are required to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. In acting on applications for such approval, the Federal Reserve must consider various statutory factors, including among others, the effect of the proposed transaction on competition in the relevant geographical and product markets, each party’s financial condition and management resources and record of performance under the Community Reinvestment Act. Additionally, with certain exceptions any person proposing to acquire control through direct or indirect ownership of 25% or more of any of our voting securities is required to give 60 days’ written notice of the acquisition to the Federal Reserve, which may prohibit the transaction, and to publish notice to the public.

          Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the Federal Reserve, we may acquire more than 5% of the assets or outstanding shares of a company engaging in nonbank activities determined by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. In recent years, changes in law have significantly increased the right of an eligible bank holding company, called a “financial holding company,” to engage in a full range of financial activities, including insurance and securities activities, as well as merchant banking and other financial services. We are a financial holding company and thus have expanded financial affiliation opportunities as long as TIB Bank remains a well-capitalized bank under the standards discussed below, and also meets certain other requirements. As of December 31, 2004, TIB Bank met these requirements for our continued qualification as a financial holding company.

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

Limits on Dividends and Other Payments

          Our current ability to pay dividends is largely dependent upon the receipt of dividends from TIB Bank. Both federal and state laws impose restrictions on the ability of TIB Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution like TIB Bank if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized.” See “Capital Requirements” below. The Federal Reserve has issued a policy statement that provides that bank holding companies should pay dividends only out of the prior year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. For a Florida state-chartered bank, dividends may be paid out of the bank’s aggregate net profits for the current year combined with its retained earnings for the preceding two years as the board deems appropriate. No dividends may be paid at a time when a bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

          The federal banking agencies are required to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. As a result, the federal bank regulatory authorities have adopted regulations setting forth a five tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. As of December 31, 2004, TIB Bank met the definition of a “well-capitalized” institution.

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

ITEM 2. PROPERTIES

          The Company’s executive offices are now located at 599 9th Street North, Naples, Florida. The Bank owns the first floor of this building. The Bank’s executive offices are located at 99451 Overseas Highway, Key Largo, Florida. This is a two-story building owned by the Bank that contains approximately 13,275 square feet of finished space. The building is used for office space and the operation of a branch facility.

          The Bank’s other fifteen branches are located at 600 North Homestead Boulevard in Homestead, 777 North Krome Avenue in Homestead, 103330 Overseas Highway in Key Largo, 91980 Overseas Highway in Tavernier, 80900 Overseas Highway in Islamorada, 11401 Overseas Highway in Marathon Shores, 2348 Overseas Highway in Marathon, 30400 Overseas Highway in Big Pine Key, 330 Whitehead Street in Key West, 3618 North Roosevelt Boulevard in Key West, 8100 Health Center Boulevard in Bonita Springs, 599 9th Street North in Naples, 3940 Prospect Avenue – Suite 105 in Naples, 1720 J & C Boulevard – Suite 1 in Naples, and 12205 Metro Parkway in Fort Myers, Florida. The main office and branch properties are owned by the Bank, with the exception of the 8100 Health Center Boulevard, 1720 J & C Boulevard and 3940 Prospect Avenue locations which are leased.

          The Bank also owns three other Florida properties consisting of: i) a three-story building located at 228 Atlantic Boulevard, Key Largo utilized for its loan operations and human resources departments; ii) a building located at 12195 Metro Parkway, Fort Myers used for its indirect lending department, and iii) a building located at 28 N.E. 18th Street, Homestead used for office space.

          The Bank leases office space at 9915 Tamiami Trail North – Suite 1 and 2 in Naples, and at 1119 US Highway 27 South in Sebring, Florida for the Bank’s residential lending operations. Office space is also leased at 5800 Overseas Highway Suite 41 in Marathon, Florida for its commercial lending department and at 630 Washington Avenue in Homestead, Florida for office space, including its customer service operations department.

          In 2004, the Bank purchased two parcels of land located at the Pine Air Lakes Subdivision in Naples, Florida and in the Miami Land & Development Subdivision in Homestead, Florida, where it plans to construct two new branches.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders during the Company’s fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

          Our common stock trades on the NASDAQ National Market under the symbol “TIBB.” As of December 31, 2004, there were 451 registered shareholders of record and 5,679,239 shares of our common stock outstanding. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ National Market:

	2004		2003
Quarter Ended	High	Low	High	Low

March 31	$25.00	$20.15	$17.17	$14.91
June 30	22.85	20.20	18.50	15.50
September 30	22.25	19.62	18.60	16.75
December 31	25.67	21.90	24.99	18.32

          For the year ended December 31, 2004, we paid cash dividends to our shareholders in the amount of $.1125 per share for the first three quarters and $.115 per share for the last quarter ($.4525 in the aggregate). For the year ended December 31, 2003, we paid cash dividends to our shareholders in the amount of $.11 per share for the first three quarters and $.1125 per share for the last quarter ($.4425 in the aggregate). Our ability to continue to pay cash dividends to our shareholders is primarily dependent on the earnings of the Bank. Payment of dividends by the Bank to us is limited by dividend restrictions in capital requirements imposed by Bank regulators. Information regarding restrictions on the ability of the Bank to pay dividends to us is contained in Note 14 of the “Notes to Consolidated Financial Statements” contained in Item 8 hereof. In general, future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and our financial condition as well as that of the Bank.

          We did not repurchase any shares of our common stock in 2004.

ITEM 6. SELECTED FINANCIAL DATA

          The selected consolidated financial data presented below as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 is unaudited and has been derived from our Consolidated Financial Statements and from our records. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Balance Sheet Data:	(Dollars in thousands, except per share data)
As of December 31,	2004	2003	2002	2001	2000

Total Assets	$829,325	$669,298	$567,149	$494,111	$439,320
Investment Securities	77,807	52,557	54,268	52,354	68,019
Gross Loans	653,521	538,598	441,743	379,104	315,574
Allowance for loan losses	6,243	5,216	4,272	3,675	3,268
Deposits	687,859	553,813	482,683	415,736	392,427
Shareholders’ Equity	68,114	41,246	33,506	28,672	26,237

Statement of Income Data:
Year ended December 31,	2004	2003	2002	2001	2000

Interest and dividend income	$40,916	$34,606	$31,316	$33,717	$32,189
Interest expense	10,730	9,839	10,329	15,797	14,775
Net interest income	30,186	24,767	20,987	17,920	17,414
Provision for loan losses	2,455	1,586	791	1,005	332
Net interest income after provision for loan losses	27,731	23,181	20,196	16,915	17,082
Non-interest income	12,063	12,037	10,428	9,998	7,484
Non-interest expense	31,924	27,569	23,632	20,916	17,830
Income tax expense	2,672	2,672	2,386	2,058	2,482
Income from continuing operations	5,198	4,977	4,606	3,939	4,254
Income (loss), net of taxes, from discontinued operations	—	125	129	(45)	(32)
Net income	5,198	5,102	4,735	3,894	4,222

Per Share Data:
Year ended December 31,	2004	2003	2002	2001	2000

Book value per share at year end	$11.99	$9.31	$8.30	$7.27	$6.72

Basic earnings per share from continuing operations	$0.98	$1.17	$1.15	$1.00	$1.03
Basic earnings per share from discontinued operations	—	0.03	0.04	(0.01)	(0.01)

Basic earnings per share	$0.98	$1.20	$1.19	$0.99	$1.02

Diluted earnings per share from continuing operations	$0.95	$1.12	$1.11	$0.96	$1.00
Diluted earnings per share from discontinued operations	—	0.03	0.03	(0.01)	(0.01)

Diluted earnings per share	$0.95	$1.15	$1.14	$0.95	$0.99

Basic weighted average common equivalent shares outstanding	5,309,860	4,257,224	3,992,775	3,923,763	4,140,234
Diluted weighted average common equivalent shares outstanding	5,479,696	4,435,861	4,144,855	4,096,767	4,274,155
Dividends declared per share	$0.4525	$0.4425	$0.4325	$0.43	$0.4225

Ratios	2004	2003	2002	2001	2000

Return on average assets	0.70%	0.82%	0.89%	0.82%	1.05%
Return on average equity	8.77%	13.56%	15.21%	14.15%	15.54%
Average equity/average assets	8.01%	6.05%	5.82%	5.79%	6.74%
Net interest margin	4.51%	4.43%	4.39%	4.22%	4.74%
Dividend payout ratio	46.22%	36.92%	36.47%	43.32%	41.43%
Allowance for loan losses/total loans	0.96%	0.97%	0.97%	0.97%	1.04%
Non-performing assets/total assets	0.60%	0.55%	0.65%	0.90%	0.57%
Non-performing loans/gross loans	0.11%	0.07%	0.12%	0.42%	0.80%
Allowance for loan losses/non-performing loans	886.79%	1,336.33%	783.19%	231.07%	129.84%
Non-interest expense/net interest income and non-interest income from continuing operations	75.56%	74.91%	75.22%	74.92%	71.61%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          TIB Bank operates primarily as an owner-occupied real estate secured commercial lender, focusing on middle-market businesses in our Southern Florida markets. TIB Bank was formed in and has a substantial market presence in the Florida Keys. In recent years, the Bank has expanded into the adjacent Florida counties of Miami-Dade, Collier and Lee. The Bank funds its lending activity by gathering retail and commercial deposits from our service area. Significant economic growth in the southern portion of Miami-Dade County and along the southwest coast of Florida (Naples, Bonita Springs, and Ft. Myers area) offers tremendous opportunities for us to grow our core banking franchise in these contiguous markets.

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

2004 Performance Overview

          TIB Financial Corp. is a financial services holding company focused on growth and expansion in the Florida marketplace and the parent company of TIB Bank. For the year ended December 31, 2004, net income was $5.2 million, or $0.98 per basic share and $0.95 per diluted share, compared with $5.1 million, or $1.20 per basic share and $1.15 per diluted share, for the prior year. Earnings per share for the current year include 1,150,000 new common shares issued in a successful public offering of common stock in April 2004 that raised $23.2 million in new capital. This offering increased basic and diluted weighted average shares outstanding during 2004 to 5,309,860 and 5,479,696, respectively, compared to 4,257,224 and 4,435,861 in 2003.

          The results of operations and accomplishments of 2004 reflect the successful execution of our growth strategy into new markets outside of the Florida Keys and the extensive investments we have been making to rapidly achieve our goals. This year’s results included the costs of opening new branch offices, increased expenses associated with SEC and regulatory compliance, and the addition of exceptional personnel across the entire organization including a variety of experienced personnel who became available as a result of the in-market bank sales. Now that we have put the infrastructure in place, we believe that we are well-positioned to harvest our previous investments at an accelerated pace. These investments provide the capacity necessary for TIB to ramp up our revenue production and market share over the foreseeable future.

          Despite numerous hurricane threats and evacuations and the related business disruptions in South Florida during 2004, TIB suffered no physical damage from the storms. In addition, total revenue increased 14.8 % to $42.2 million compared to $36.8 million during 2003.

          Net interest income on a tax-equivalent basis was $30.5 million, an increase of 22% over $25.0 million a year ago. Non-interest income, which includes real estate fees, credit card fees and other operating income, totaled $12.1 million, a slight increase over $12.0 million a year ago.

          Our interest margin increased from 4.43% in 2003 to 4.51% in 2004. Margins have been slightly higher over the recent years due to a number of factors. First, a substantial portion of our commercial loans are at their interest rate floors. Second, we have increased the relative portion of loans to the total earning assets of the Bank.

Finally, indirect auto lending, which has become a larger component of our portfolio, has somewhat higher yields than other loans generally. Going forward, we expect our margins to remain fairly stable as indirect loans become a smaller component of our portfolio due to our expectations of commercial loan growth in Southwest Florida coupled with an increasing interest rate environment where many of our loans will begin to adjust past their floors.

          Non-interest income increased slightly, to $12.1 million in 2004 primarily due to continued growth in merchant bankcard processing income. Merchant bankcard processing income increased 16.2%, from $5.0 million in 2003 to $5.8 million in 2004. This was attributable to increased processing volumes over the prior year. We expect merchant bankcard processing income growth to moderate in 2005 due to its maturity. Fees on mortgage loans sold decreased 15.9% from $2.2 million in 2003 to $1.9 million in 2004. The current year decrease is primarily due to increased competition in the local market place combined with lower volume due to the interruption in transaction closings caused by the frequency of local severe weather threats.

          Non-interest expense for 2004 was $31.9 million, compared with $27.6 million a year ago. The increase in non-interest expense for 2004 is primarily attributable to expenses associated with increased regulatory and securities law compliance and the Company’s ongoing expansion activities in the Southwest Florida market. We expect growth in non-interest expenses to continue at a relatively constant level in dollar terms and become a proportionately smaller percentage of the total business in the future.

          Total assets increased 23.9% to $829.3 million as of December 31, 2004, compared with $669.3 million a year ago. Total loans grew 21.3% to $653.5 million as of December 31, 2004, compared with $538.6 million a year ago. Commercial real estate mortgage loans accounted for the largest categorical dollar increase during 2004, representing $54.1 million of the total increase. Asset growth was funded by an increase in total deposits to $687.9 million as of December 31, 2004, representing core deposit growth of 24.2% from $553.8 million the prior year.

          Credit quality remained strong as of December 31, 2004 with the allowance for loan losses totaling $6.2 million, or 0.96% of total loans and 887% of non-performing loans. These figures compare with 0.97% and 1337%, respectively, as of December 31, 2003. Annual net charge-offs represented 0.24% of average loans as of December 31, 2004, compared with 0.13% as of December 31, 2003.

          The considerable growth in our balance sheet and operations reflects the success of our strategic customer shift to newer, more dynamic growth markets in South Florida. By the end of 2004, more than 33% of the Company’s customer deposit base was located outside the mature core business market of the Florida Keys, compared with just 25% at the beginning of the year. We have been able to generate significant internal organic growth of new deposits and loans in our markets outside of the Keys, while maintaining high quality assets and a stellar compliance record. During 2004, the depth of the disruption in the market from big bank mergers and acquisitions created unprecedented opportunities for TIB to move quickly to attract customers who prefer to conduct business with a locally managed company.

          To capitalize on the current environment, the Company has been aggressively adding senior lenders and de novo branches in the growth markets in Southwest Florida. In August 2004, the Bank opened its third branch location in Naples, Collier County, Florida and in October, the Bank opened a new branch office in Fort Myers, Florida. This office represents the Bank’s 16th location overall and the second in the Lee County market.

Economic and Operating Environment Overview

          During 2004, business activity in our primary markets reflected the national trends of economic expansion with limited increases in overall employment due to productivity gains and the desire to reduce excess capacity. In turn, the Federal Reserve elected to raise short-term interest rates 25 basis points five times during the year. Specifically, the target Federal Funds Rate began 2004 at 1.00% and ended the year at 2.25%. The Prime lending rate continued its recent pattern of staying 300 basis points, 3%, above the Federal Funds Rate.

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

          We were able to manage the effects of the interest rate environment of 2004 in the following ways. First, even though we are still at low relative levels of interest rates, net interest margins have increased again this year as we were able to increase asset yields to a greater extent than liability costs. Second, our continued practice of requiring interest rate floors on many commercial loans has kept asset yields at higher levels despite the low interest rate environment. However, as rates began to increase in the latter half of 2004, asset yields increased less than proportionally due to the number of loans still priced at interest rate floors. This tactic proved effective in slowing the average decline in loan yields during the past declining rate environment. In our current increasing rate environment, however, it slows asset yield growth until rates surpass the floors. Finally, we continue to manage our asset portfolio to target slightly increased percentages of higher yielding loans while managing risk.

          During 2004, the Bank significantly expanded its indirect automobile lending program, in an effort to generate higher relative yielding assets. As of December 31, 2004, we had approximately $91.9 million of indirect auto loans outstanding. Coupled with the appropriate safeguards, we believe this product continues to offer the Bank an opportunity to increase asset yields while not sacrificing our primary objective of maintaining strong asset quality. We believe that during 2005, this growth will peak below 15% of the total loan portfolio composition and begin to decrease as a percentage of the loan portfolio.

          In 2004, we relocated our holding company headquarters from Key Largo to our Southwest Florida office at 599 9th Street North in Naples, Florida. This office is located in a new three-story office building near the central business district. During 2004, we also celebrated the opening of two additional branches in the Southwest Florida region. These investments were made as part of our de novo branching strategy targeting selected growth markets of Southern Florida. Our plan assumes that these new branches will take about three years to break even, and that when these facilities become profitable, accumulated losses incurred will be less than the premiums required to purchase similar branches.

          We also recently announced the acquisition of land in Naples, Florida for the construction of a 16,000-square-foot banking office. Construction is expected to begin on the building later this year with an opening in the first quarter of 2006. Additional branch sites will continue to be explored in the high-growth markets throughout South Florida.

Analysis of Financial Condition

          Our assets totaled $829.3 million at December 31, 2004 compared to $669.3 million at the end of 2003, an increase of $160.0 million or 23.9%. The growth in assets was primarily a result of increased lending activity as the Bank invested funds provided by significant deposit growth and the public offering of common stock which infused $23.2 million of additional capital.

          Total loans increased $114.9 million or 21.3%, to $653.5 million at December 31, 2004. The growth in the loan portfolio was primarily attributed to increases in commercial real estate and farmland loans of $56.8 million, indirect auto dealer loans of $32.5 million, construction loans of $17.7 million, and residential loans of $7.1 million.

          Total deposits increased $134.0 million or 24.2%, from $553.8 million at the end of 2003 to $687.9 million on December 31, 2004. Non-interest-bearing deposits increased $30.3 million or 24.9%, while interest-bearing deposits increased $103.7 million or 24.0%.

          Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable, and subordinated debentures, totaled $65.4 million at year end 2004 compared to $67.3 million at the end of 2003. During 2004, we reduced our FHLB advances by $10.0 million. On January 3, 2005 we repaid $1.25 million of the notes payable at a 3% premium.

          Shareholders’ equity increased $26.9 million or 65.1%, from $41.2 million on December 31, 2003 to $68.1 million at the end of 2004. On April 15, 2004, we closed the sale of 1,000,000 shares of our common stock at a price of $22.00 per share before commissions and expenses. The shares were sold on a firm commitment basis through Advest, Inc who subsequently purchased an additional 150,000 shares on May 6, 2004, at $22.00 per share before commissions and expenses providing total proceeds of $23.2 million.

          Book value per share increased to $11.99 at December 31, 2004 from $9.31 at December 31, 2003.

Results of Operations

NET INCOME

2004 compared with 2003:

          The Company’s 2004 net income of $5.2 million increased 1.9% compared to $5.1 million in 2003. Basic and diluted earnings per share for 2004 were $0.98 and $0.95, respectively, as compared to $1.20 and $1.15 per share in 2003.

          Net income from continuing operations was $5.2 million for 2004, compared to $5.0 million for 2003, an increase of 4.4%. As discussed in Note 20 of the accompanying “Notes to Consolidated Financial Statements”, the Company closed the sale of the assets of its wholly owned subsidiary, Keys Insurance Agency, Inc., in the third quarter of 2003.

          Return on average assets was 0.70% and 0.82% for 2004 and 2003, while return on average shareholders’ equity was 8.77% and 13.56% over the same two years, respectively.

2003 compared with 2002:

          The Company’s net income of $5.1 million for 2003 represented a 7.8% increase compared to $4.7 million for 2002. Basic and diluted earnings per share for 2003 were $1.20 and $1.15, respectively, as compared to $1.19 and $1.14 per share in 2002.

          Net income from continuing operations was $5.0 million for year end 2003, compared to $4.6 million for 2002, an increase of 8.1%. As discussed in Note 20 of the accompanying “Notes to Consolidated Financial Statements”, the Company closed the sale of the assets of its wholly owned subsidiary, Keys Insurance Agency, Inc., in the third quarter of 2003.

          Return on average assets was 0.82% and 0.89% for 2003 and 2002, while return on average shareholders’ equity was 13.56% and 15.21% over the same two years, respectively.

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

2004 compared with 2003:

          Net interest income was $30.2 million for the year ended December 31, 2004, compared to $24.8 million for the same period in 2003. The 21.9% increase was mainly attributable to increased lending volume. Partially offsetting this increase was an increase in interest expense on time deposits, our highest cost deposit category as a percentage share of total deposits.

The decrease in the average cost of interest-bearing liabilities from 2.13% in 2003 to 2.02% in 2004 partially offset higher volumes resulting in an increase in interest expense from $9.8 million in 2003 to $10.7 million in 2004. The increased loan volumes and lower costs for liabilities more than offset the decrease in asset yields. Our success in managing asset yields through interest rate floors became evident during 2004 as our tax equivalent net interest margin increased to 4.51% from 4.43% in 2003. Going forward, we expect further market rate increases to more directly affect loan yields and deposit costs as more adjustable loans move through their floor levels and competitive pressures result in deposit rates increasing more rapidly. We believe the predominant driver in the increase in net interest income is and will continue to be the growth of our balance sheet. Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to be considerably less in extent than the relative impact of asset growth.

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

          The following table sets forth information with respect to the average balances, interest income and average yield by major categories of interest-earning assets; the average balances, interest expense and average rate by major categories of interest-bearing liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 2004, 2003 and 2002.

AVERAGE BALANCE SHEETS

		2004			2003			2002
	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/	AVERAGE	INCOME/	YIELDS/
(Dollars in thousands)	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES	BALANCES	EXPENSE	RATES

ASSETS
Interest-earning assets:
Loans (a)(b)	$590,167	$37,724	6.39%	$484,147	$31,669	6.54%	$402,575	$27,803	6.91%
Investment securities-taxable	58,308	2,344	4.02%	47,729	2,250	4.71%	51,165	2,861	5.59%
Investment securities – tax exempt (b)	9,990	615	6.16%	7,608	499	6.56%	5,458	393	7.21%
Investment securities – tax exempt (b) (d)	3,497	368	10.52%	748	89	11.88%	—	—	—
Interest bearing deposits in other banks	852	11	1.29%	309	3	0.85%	302	5	1.69%
FHLB stock	1,635	57	3.49%	1,667	59	3.53%	1,465	78	5.32%
Federal funds sold	11,438	127	1.11%	21,106	242	1.14%	20,180	330	1.64%

Total interest-earning assets	675,887	41,246	6.10%	563,314	34,811	6.18%	481,145	31,470	6.54%

Non-interest-earning assets:
Cash and due from banks	18,866			15,562			13,297
Investment in ERAS	—			52			227
Premises and equipment, net	24,295			19,576			17,429
Allowances for loan losses	(5,735)			(4,642)			(3,932)
Other assets	26,452			27,749			26,330

Total non-interest-earning assets	63,878			58,297			53,351

Total assets	$739,765			$621,611			$534,496

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest bearing deposits:
NOW accounts	$76,068	$330	0.43%	$59,389	218	0.37%	$50,481	266	0.53%
Money market	130,172	1,189	0.91%	125,410	1,103	0.88%	131,384	1,791	1.36%
Savings deposits	44,380	174	0.39%	35,475	170	0.48%	29,891	223	0.75%
Time deposits	227,834	6,878	3.02%	198,162	6,444	3.25%	149,061	6,003	4.03%

Total interest-bearing deposits	478,454	8,571	1.79%	418,436	7,935	1.90%	360,817	8,283	2.30%

Notes payable	5,250	482	9.18%	5,250	481	9.16%	5,250	481	9.16%
Short-term borrowings and FHLB advances	35,585	558	1.57%	25,455	314	1.23%	22,855	425	1.86%
Subordinated debentures	13,000	1,119	8.61%	13,000	1,109	8.53%	13,000	1,140	8.77%

Total interest-bearing liabilities	532,289	10,730	2.02%	462,141	9,839	2.13%	401,922	10,329	2.57%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	139,939			114,344			95,324
Other liabilities	8,266			7,493			6,121
Shareholders’ equity	59,271			37,633			31,129

Total non-interest-bearing liabilities and shareholders’ equity	207,476			159,470			132,574

Total liabilities and shareholders’ equity	$739,765			$621,611			$534,496

Interest rate spread			4.08%			4.05%			3.97%

Net interest income		$30,516			$24,972			$21,141

Net interest margin (c)			4.51%			4.43%			4.39%

(a)	Average loans include non-performing loans. Interest on loans includes loan fees of $394 in 2004, $265 in 2003 and $116 in 2002.

(b)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(c)	Net interest margin is net interest income divided by average total interest-earning assets.

(d)	Investment securities indicated hereon were 90% and 96% tax deductible during 2004 and 2003, respectively.

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

	2004 compared to 2003			2003 compared to 2002
	Due to changes in			Due to changes in
			Net			Net
	Average	Average	Increase	Average	Average	Increase
(In thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

INTEREST INCOME

Loans (a)	$6,793	$(737)	$6,056	$5,415	$(1,549)	$3,866
Investment securities (a)	881	(392)	489	50	(466)	(416)
Interest-bearing deposits in other banks	7	1	8	—	(2)	(2)
Federal funds sold	(108)	(7)	(115)	15	(103)	(88)
FHLB stock	(1)	(1)	(2)	10	(29)	(19)

Total interest income	7,572	(1,136)	6,436	5,490	(2,149)	3,341

INTEREST EXPENSE

NOW accounts	68	44	112	42	(90)	(48)
Money market	43	43	86	(78)	(610)	(688)
Savings deposits	38	(34)	4	37	(90)	(53)
Time deposits	918	(484)	434	1,743	(1,302)	441
Notes payable	—	1	1	—	—	—
Subordinated debentures	—	10	10	—	(31)	(31)
Short-term borrowings and FHLB advances	99	145	244	44	(155)	(111)

Total interest expense	1,166	(275)	891	1,788	(2,278)	(490)

Change in net interest income	$6,406	$(861)	$5,545	$3,702	$129	$3,831

(a)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

NON-INTEREST INCOME

The following table presents the principal components of non-interest income for the years ended December 31:

(In thousands)	2004	2003	2002

Merchant bankcard processing income	$5,757	$4,953	$4,387
Gain on sale of government guaranteed loans	—	117	28
Fees on mortgage loans sold	1,852	2,201	1,583
Dividend income from ERAS Joint Venture	—	—	33
Servicing income	117	119	126
Service charges on deposit accounts	2,547	2,452	2,240
Gain on sale of investment in ERAS Joint Venture	—	202	211
Investment securities gains, net	106	289	218
Retail investment services	333	420	206
Debit card income	422	388	350
Earnings on bank owned life insurance policies	404	433	350
Other	525	463	697

Total non-interest income	$12,063	$12,037	$10,429

          Over the past three years, we have increased non-interest income from $10.4 million to $12.1 million. Fees on residential loans sold at origination have grown due to a favorable interest rate environment and increasing staff in new markets. The component of growth due to favorable rates will most likely be reduced in 2005 as we expect interest rates to continue to increase at a modest pace. Additionally, we intend to maintain current staffing levels with respect to the residential mortgage origination process and expect organic growth from our expanding core customer base and the residential real estate market and population growth trends in the Southwest Florida and South Miami-Dade county markets to offset the expected decreases in the volume of refinance activity. Merchant bankcard growth should moderate a little in the future since it is a mature product and large percentage growth from this base will be challenging, as we expect a growth rate similar to that of the organization.

2004 compared to 2003:

          Non-interest income increased slightly in 2004. The increase in merchant bankcard processing income came primarily from continued penetration of our traditional market of the Florida Keys combined with our expansion into Southwest Florida. Fees on mortgage loans sold result from the sale of residential loans (primarily fixed rate loans) to the secondary market. In 2004, our volumes of residential loans decreased as a result of the increasing interest rates and local economic and real estate environment conditions. Retail investment services income decreased during 2004 and is expected to be nominal during 2005 due to the December 15, 2004 sale of internally developed intangibles, primarily the investment center’s book of business. The sale of these intangibles resulted in a gain of $50,000 and is included in other income. Debit card income rose slightly due primarily to increasing volume despite a reduction in the interchange rate paid to us.

2003 compared to 2002:

          Non-interest income increased $1.6 million in 2003. The increase in merchant bankcard processing income came primarily from our traditional market of the Florida Keys. Fees on mortgage loans sold result from the sale of residential loans to the secondary market. In 2003, we continued to experience increased volumes of residential loans as a result of the low rate environment, and our expansion into Southwest Florida. Retail investment services income also increased in 2003. Debit card income rose despite a reduction in the interchange rate paid to us because of increasing volume. In 2002, we recognized a gain of $211,000 from the sale of 5.1% of our 10% interest in ERAS Joint Venture. In 2003, we recognized a gain of $202,000 from the sale of our remaining interest in ERAS Joint Venture.

NON-INTEREST EXPENSES

The following table represents the principal components of non-interest expenses for the years ended December 31:

(In thousands)	2004	2003	2002

Salary and employee benefits	$14,686	$12,878	$10,602
Net occupancy expense	4,964	4,326	3,680
Merchant bankcard processing expenses and other merchant charges	4,437	3,656	3,242
Accounting, legal, and other professional	1,223	845	749
Computer services	1,773	1,533	1,627
Postage, courier and armored car	620	700	590
Marketing and community relations	866	851	865
Operating supplies	553	495	428
Directors’ fees	438	233	199
FDIC and state assessments	213	189	170
Amortization of intangibles	295	292	297
Repossessed asset expenses	64	390	177
Operational charge-offs	69	82	153
Other operating expenses	1,723	1,099	853

Total non-interest expenses	$31,924	$27,569	$23,632

          Over the past three years, non-interest expenses have increased from $23.6 million to $31.9 million. The increases in this category are due primarily to the increases in employees, facilities and infrastructure necessary to enable and facilitate the expected future growth of the organization. It is anticipated that this may moderate as a constant level of growth should translate to a smaller percentage of our cost increases in future years.

2004 compared to 2003:

          Non-interest expenses increased $4.4 million in 2004. Approximately $1.8 million of the increase was related to salary and employee benefits. At December 31, 2004, the Bank had 309 full-time employees and 13 part-time employees, compared to 261 full-time employees and 15 part-time employees at December 31, 2003. The increased staffing was attributable to the opening of two branches in Southwest Florida in the second half of 2004, additions to the indirect lending department, additions to manage growth throughout the Company, and additions to assist in security and regulatory compliance. The majority of the increases in the non-interest expense category are the result of costs associated with the growth of our business.

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

PROVISION FOR INCOME TAXES

          The provision for income taxes includes federal and state income taxes. The effective income tax rates for the years ended December 31, 2004, 2003, and 2002 were 34.0%, 35.0%, and 34.2%, respectively. The fluctuations in effective tax rates reflect the effect of the differences in deductibility of certain income and expenses.

Loan Portfolio

          Prior to our entrance into the Southwest Florida market in 2001, our primary locations were in the Florida Keys (Monroe County) and south Miami-Dade County. As this region’s primary industry is tourism, commercial loan demand is primarily for resort, hotel, restaurant, marina, and related real estate secured property loans. We serve this market by offering long-term, adjustable rate financing to the owners of these types of properties for acquisition and improvements. These loans are often $1 million or larger and may be eligible for government guarantee programs or traditional participation agreements. The government-funded programs such as the Small Business Administration are generally geared toward long-term, adjustable rate financing. As our business expands in Southwest Florida, we believe the loan portfolio will benefit from the resulting geographic diversification which is expected to provide more industry-based diversity to our loan portfolio. As of December 31, 2004, we had approximately $96.0 million of loans outstanding (excluding indirect auto loans) in Southwest Florida, where we had also generated approximately $114.8 million in total deposits.

          The cost of living in Monroe County is higher in comparison to other counties in Florida due in large part to the scarce and expensive real estate with various construction restrictions and environmental considerations. Accordingly, collateral values on loans secured by property in this market are greater. We have grown our commercial loan portfolio by aggressively serving this market. The quality of our credit administration along with stable real estate values has kept loan losses at low levels.

          Loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that credit losses are not excessive). The absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. Gross loans outstanding increased to $653.5 million at the end of 2004 as compared to $538.6 million at year end 2003, an increase of 21.3%. Of this amount, real estate mortgage loans increased 20.8% from $391.7 million to $473.3 million. Commercial real estate mortgage loans accounted for much of this increase, growing from $297.2 million to $351.3 million at the respective year ends. Another loan type that increased significantly in 2004 was indirect auto dealer loans. This portfolio increased from $59.4 million at December 31, 2003 to $91.9 million at December 31, 2004. We originate commercial loans with rates that fluctuate with the prime lending rate and residential loans with rates that fluctuate with the one year treasury index. At December 31, 2004, 73.6% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition our loan portfolio at December 31:

(In thousands)	2004	2003	2002	2001	2000

Real estate mortgage loans:
Commercial	$351,346	$297,221	$265,113	$232,759	$170,285
Residential	67,204	60,104	68,389	68,373	76,980
Farmland	4,971	2,317	443	267	—
Construction	49,815	32,089	14,893	6,434	7,619
Commercial and agricultural loans	64,622	63,624	49,212	46,927	38,762
Indirect auto dealer loans	91,890	59,437	16,854	—	—
Home equity loans	13,856	12,574	17,475	14,707	12,813
Other consumer loans	9,817	11,232	9,364	9,637	9,115

Subtotal	653,521	538,598	441,743	379,104	315,574
Less: deferred loan costs (fees)	2,157	1,815	784	(157)	(488)
Less: allowance for loan losses	(6,243)	(5,216)	(4,272)	(3,675)	(3,268)

Net loans	$649,435	$535,197	$438,255	$375,272	$311,818

          The contractual maturity distribution of our loan portfolio at December 31, 2004 is indicated in the table below. The vast majority of these are amortizing loans.

	Loans maturing
	Within	1 to 5	After 5
(In thousands)	1 Year	Years	Years	Total

Real estate mortgage loans:
Commercial	$22,300	$35,582	$293,464	$351,346
Residential	29	2,987	64,188	67,204
Farmland	—	1,332	3,639	4,971
Construction (a)	21,099	11,364	17,352	49,815
Commercial and agricultural loans	31,339	20,696	12,587	64,622
Indirect auto dealer loans	186	72,476	19,228	91,890
Home equity loans	1,560	1,226	11,070	13,856
Other consumer loans	511	5,570	3,736	9,817

Total Loans	$77,024	$151,233	$425,264	$653,521

(a)	$6,964 of this amount relates to residential real estate construction loans that have been approved for permanent financing but are still under construction. The remaining amount relates to commercial real estate construction loans, some of which have been approved for permanent financing but are still under construction.

	Loans maturing
	Within	1 to 5	After 5
(In thousands)	1 Year	Years	Years	Total

Loans with:
Predetermined interest rates	$27,768	$95,892	$48,963	$172,623
Floating or adjustable rates	49,256	55,341	376,301	480,898

Total Loans	$77,024	$151,233	$425,264	$653,521

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

          Since most of the factors that we use in constructing our estimate for the allowance have been relatively stable in recent years, the provisions we have used to fund this allowance have been necessitated primarily by the overall level of loan growth and to replenish the allowance for specific charge-offs. Because we are principally a commercial bank and have a loan to deposit ratio greater than 90%, any estimate that is used as a multiplier on loan balances reflecting our best perception of a particular type of risk has the potential to have significant income effects if these multipliers change. Increases in volume and concentration of commercial real estate and indirect auto dealer loans relative to the overall composition of the loan portfolio translate to a greater than average increase in the provision for loan losses as our risk management policies dictate generally higher allocations of such provisions for these categories of loans.

          During 2004, as the indirect auto dealer loan portfolio begins to mature, the loss history has approached expected levels and the management processes, controls and monitoring and risk management tools implemented throughout recent years indicate that higher multipliers were necessary for the indirect loan portfolio. Contemporaneously, as the Florida economy has grown at an accelerated pace compared to other markets, real estate prices have escalated and local economies have benefited resulting in diminishing historical and expected loss factors. Analysis of these events results in these same tools indicating that lower multipliers were necessary for commercial loans collateralized by real estate. Looking forward, although the concentration of indirect auto dealer loan category has increased rapidly since the inception of this program, management believes that this growth will peak below 15% of the total loan portfolio composition during 2005. This category should then begin to decrease as a percentage of the loan portfolio as we expect overall asset and loan growth to continue. As this occurs, if we make the assumption, however unlikely, that all other factors were to remain constant, we would expect that the allowance for loan losses would decrease as a percentage of gross loans in the near term.

          Further, since the net result of our calculation for the allowance results in this amount being 0.96% of outstanding loans, the risks associated with changes in the underlying factors of this calculation have an asymmetrical risk to the extent of possible negative as opposed to positive consequences. In other words, the current allowance reflects factors whose history has indicated and justified a relatively low allowance in percentage terms. These factors have limited capacity for improvement since associated risks cannot go to zero. However, for example, factors such as economic conditions and loan loss history could conceivably deteriorate dramatically. If that were to happen, the effect on the allowance calculation would be significant and, therefore, require a large provision to absorb higher potential losses.

          Senior management and the Board of Directors review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

          The allowance for loan losses amounted to $6.2 million and $5.2 million at December 31, 2004 and December 31, 2003, respectively. Based on an analysis performed by management at December 31, 2004, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

          The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio. Our provision for loan losses was $2.5 million, $1.6 million, and $0.8 million for the years ended December 31, 2004, 2003, and 2002, respectively

Changes affecting the allowance for loan losses are summarized for the years ended December 31,

(In thousands)	2004	2003	2002	2001	2000

Analysis of allowance for loan losses:

Balance at beginning of year	$5,216	$4,272	$3,675	$3,268	$2,997

Charge-offs:
Real estate mortgage loans:
Commercial	—	—	211	372	—
Residential	—	—	—	21	—
Farmland	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and agricultural loans	92	183	14	200	27
Indirect auto dealer loans	1,313	370	16	—	—
Home equity loans	—	53	15	—	7
Other consumer loans	82	61	46	30	27

Total charge-offs	1,487	667	302	623	61

Recoveries:
Real estate mortgage loans:
Commercial	—	6	84	—	—
Residential	—	—	—	10	—
Farmland	—	—	—	—	—
Construction	—	—	—	—	—
Commercial and agricultural loans	38	1	—	4	—
Indirect auto dealer loans	3	8	—	—	—
Home equity loans	2	1	—	—	—
Other consumer loans	16	9	24	11	—

Total recoveries	59	25	108	25	—

Net charge-offs	1,428	642	194	598	61

Provision for loan losses	2,455	1,586	791	1,005	332

Allowance for loan losses at end of year	$6,243	$5,216	$4,272	$3,675	$3,268

Ratio of net charge-offs to average net loans outstanding	0.24%	0.13%	0.05%	0.17%	0.02%

          The following table represents management’s best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of December 31. Due to the ongoing evaluation and changes in the basis for the allowance for loan losses, actual future charge offs will not necessarily follow the allocations described below.

(In thousands)	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

Real estate mortgage loans:
Commercial	$2,513	53.7	$2,608	55.2	$2,656	60.0	$2,120	61.4	$1,778	54.0
Residential	144	10.3	151	11.2	178	15.5	183	18.0	706	24.4
Farmland	34	0.8	20	0.4	4	0.1	—	0.1	—	—
Construction	312	7.6	217	6.0	87	3.4	26	1.7	43	2.4
Commercial and agricultural loans	737	9.9	901	11.8	740	11.1	917	12.4	414	12.3
Indirect auto dealer loans	2,312	14.1	1,095	11.0	169	3.8	—	—	—	—
Home equity loans	67	2.1	78	2.3	216	4.0	259	3.9	190	4.0
Other consumer loans	124	1.5	146	2.1	222	2.1	170	2.5	137	2.9

	$6,243	100%	$5,216	100%	$4,272	100%	$3,675	100%	$3,268	100%

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

(In thousands)	2004	2003	2002	2001	2000

Total nonaccrual loans	$704	$390	$546	$1,590	$503
Accruing loans delinquent 90 days or more (a)	—	—	—	—	2,014

Total non-performing loans	$704	$390	$546	$1,590	$2,517

Repossessed personal property (indirect auto dealer loans)	688	598	70	—	—
Other real estate owned (b)	882	193	550	550	—
Other assets (b)	2,665	2,472	2,519	2,290	—

Total non-performing assets	$4,939	$3,653	$3,685	$4,430	$2,517

Allowance for loan losses	$6,243	$5,216	$4,272	$3,675	$3,268
Non-performing assets as a percent of total assets	0.60%	0.55%	0.65%	0.90%	0.57%
Non-performing loans as a percent of gross loans	0.11%	0.07%	0.12%	0.42%	0.80%
Allowance for loan losses as a percent of non-performing loans	886.79%	1,336.33%	783.19%	231.07%	129.84%

     (a) Non-performing loans exclude the $1.6 million loan discussed below that is guaranteed for both principal and interest by the USDA.

     (b) The Bank made a $10.0 million loan to construct a lumber mill in northern Florida. Of this amount, $6.4 million had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

          During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1.9 million) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at December 31, 2004 and December 31, 2003, and is accruing interest. Accrued interest on this loan totals approximately $677,000 and $590,000 at December 31, 2004 and December 31, 2003, respectively.

          The Bank is pursuing a sale of the property and equipment and has incurred various expenditures. The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled approximately $190,000 and $192,000 at December 31, 2004 and December 31, 2003, respectively. The non-guaranteed principal and interest ($2.0 million at December 31, 2004 and December 31, 2003) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $704,000 and $511,000 at December 31, 2004 and December 31, 2003, respectively, are included as “other assets” in the financial statements.

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

          Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. The Bank was awarded title to the real property on June 12, 2001, and an adjudicated interest in the owner’s trust proceeds. The time constraints imposed by Florida law required that the personal property be disposed of or charged off by December 2001. The Bank applied to the State of Florida for an extension to carry the personal property on the Bank’s books and was granted an extension to carry the personal property on its books until June 11, 2003. Since the property had not been liquidated as of June 11th, the Bank charged-off the non guaranteed principal and interest totaling $2.0 million at June 30, 2003, for regulatory purposes. Since we believe this amount is ultimately realizable, we did not write off this amount for financial statement purposes under generally accepted accounting principles.

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

Major sources of increases in cash and cash equivalents are as follows for the three years ending December 31:

(In thousands)	2004	2003	2002

Provided by operating activities	$6,801	$9,574	$5,328
Used by investing activities	(151,336)	(98,767)	(67,199)
Provided by financing activities	153,792	98,804	64,671

Net increase in cash and cash equivalents	$9,257	$9,611	$2,800

          As discussed in Note 16 of the Consolidated Financial Statements, the Company had unfunded loan commitments and unfunded letters of credit totaling $109.0 million at December 31, 2004. The Company believes the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Company has available borrowing capacity from various sources as discussed below.

          The Bank has an unsecured overnight federal funds purchased accommodation up to a maximum of $12.0 million from its principal correspondent bank. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the December 31, 2004 financial information submitted to the Bank’s regulators. The credit availability from the FHLB approximated $165.6 million at December 31, 2004 under which $35 million was outstanding. Borrowings against this line of credit are collateralized by the Bank’s one-to-four family residential mortgage loans.

          Scheduled maturities and paydowns of loans and investment securities are a continued source of liquidity. Also, many adjustable rate residential real estate loans originated are salable in the secondary mortgage market at par or better and therefore provide a secondary source for liquidity.

          At December 31, 2004, our gross loan to deposit ratio was 95.0% compared to a ratio of 97.3% at December 31, 2003. Management monitors and assesses the adequacy of our liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

          Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to us without prior regulatory approval at December 31, 2004 is approximately $16.6 million. These dividends represent the Company’s primary source of liquidity on a stand alone basis.

          Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at December 31, 2004 is presented in the table below.

	3 Months	4 to 6	7 to 12	1 to 5	Over 5
(Dollars in thousands)	or Less	Months	Months	Years	Years	Total

Interest-earning assets:
Loans	$281,781	$27,888	$40,524	$236,191	$67,137	$653,521
Investment securities-taxable	151	—	—	37,963	25,890	64,004
Investment securities-tax exempt	—	—	—	2,844	6,972	9,816
Marketable equity securities	3,987	—	—	—	—	3,987
Federal funds sold	15,528	—	—	—	—	15,528
FHLB stock	2,910	—	—	—	—	2,910
Interest-bearing deposit in other banks	203	—	—	—	—	203

Total interest-bearing assets	304,560	27,888	40,524	276,998	99,999	749,969

Interest-bearing liabilities:
NOW accounts	92,402	—	—	—	—	92,402
Money market	146,009	—	—	—	—	146,009
Savings deposits	46,231	—	—	—	—	46,231
Time deposits	42,045	40,773	86,099	82,260	5	251,182
Notes payable	—	—	—	—	5,250	5,250
Subordinated debentures	5,000	—	—	—	8,000	13,000
Other borrowings	47,157	—	—	—	—	47,157

Total interest-bearing liabilities	378,844	40,773	86,099	82,260	13,255	601,231

Interest sensitivity gap	$(74,284)	$(12,885)	$(45,575)	$194,738	$86,744	$148,738

Cumulative interest sensitivity gap	$(74,284)	$(87,169)	$(132,744)	$61,994	$148,738	$148,738

Cumulative sensitivity ratio	(9.9%)	(11.6%)	(17.7%)	8.3%	19.8%	19.8%

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

          Even in the near term, we believe the $132.7 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer us the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.

          Interest-earning assets and time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the -20% to +10% range. At December 31, 2004, the Company was within this range with a one year cumulative sensitivity ratio of -17.7%.

Investment Portfolio

          Contractual maturities of investment securities at December 31, 2004 are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.

									Mortgage
									Backed
									Securities &
									Marketable
			After 1 Year		After 5 Years				Equity
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years		Securities
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

Securities Available for Sale:
U.S. Treasury Securities	$—	—	$5,154	3.30%	$—	—	$—	—	$—
U.S. Gov’t agencies and corporations	—	—	32,396	3.38%	21,067	4.41%	—	—	—
States and political subdivisions – tax exempt (a)	—	—	2,845	6.03%	4,793	6.12%	2,178	5.53%	—
States and political subdivisions – taxable	—	—	412	7.29%	—	—	2,444	6.10%	—
Marketable equity securities (a)	—	—	—	—	—	—	—	—	3,987
Mortgage-backed securities		—	—	—	—	—	—	—	2,531

Total	$—	—	$40,807	3.58%	$25,860	4.71%	$4,622	5.83%	$6,518

Yield by classification of investment securities at December 31, 2004 was as follows:

(Dollars in thousands)	Yield	Totals

Securities Available for Sale:
U.S. Treasury Securities	3.30%	$5,154
U.S. Gov’t agencies and corporations	3.79%	53,463
States and political subdivisions – tax exempt (a)	5.96%	9,816
States and political subdivisions – taxable	6.26%	2,856
Marketable equity securities (a)	9.60%	3,987
Mortgage-backed securities	5.04%	2,531

Total	4.38%	$77,807

(a)	Weighted average yields on tax exempt obligations and marketable equity securities have been computed by grossing up actual tax exempt income (90% for marketable equity securities) to a fully taxable equivalent basis using a federal tax rate of 34%.

The following table presents the amortized cost, market value, unrealized gains, and unrealized losses for the major categories of our investment portfolio for each reported period:

(In thousands)

Available for Sale – December 31, 2004

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$5,178	$5	$29	$5,154
U.S. Government agencies and corporations	54,228	104	869	53,463
States and political subdivisions-tax exempt	9,596	246	26	9,816
States and political subdivisions-taxable	2,862	17	23	2,856
Marketable equity securities	3,000	987	—	3,987
Mortgage-backed securities	2,473	58	—	2,531

	$77,337	$1,417	$947	$77,807

Available for Sale – December 31, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$209	$9	$—	$218
U.S. Government agencies and corporations	31,357	425	663	31,119
States and political subdivisions-tax exempt	8,838	378	59	9,157
States and political subdivisions-taxable	3,559	42	101	3,500
Marketable equity securities	3,000	395	—	3,395
Mortgage-backed securities	5,041	128	1	5,168

	$52,004	$1,377	$824	$52,557

Available for Sale – December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury Securities	$213	$11	$—	$224
U.S. Government agencies and corporations	28,333	884	—	29,217
States and political subdivisions-tax exempt	5,172	382	—	5,554
States and political subdivisions-taxable	4,380	89	9	4,460
Mortgage-backed securities	14,383	430	—	14,813

	$52,481	$1,796	$9	$54,268

Deposits

          The following table presents the average amount outstanding and the average rate paid on deposits by us for the years ended December 31, 2004, 2003, and 2002.

	2004		2003		2002
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest-bearing deposits	$139,939		$114,344		$95,324

Interest-bearing deposits
NOW Accounts	76,068	0.43%	59,389	0.37%	50,481	0.53%
Money market	130,172	0.91%	125,410	0.88%	131,384	1.36%
Savings deposit	44,380	0.39%	35,475	0.48%	29,891	0.75%
Time deposits	227,834	3.02%	198,162	3.25%	149,061	4.03%

Total	$618,393	1.39%	$532,780	1.49%	$456,141	1.82%

The following table presents the maturity of our time deposits at December 31, 2004:

	Deposits	Deposits
	$100,000	Less than
(In thousands)	and Greater	$100,000	Total

Months to maturity:
3 or less	$20,692	$20,138	$40,830
4 to 6	18,953	22,042	40,995
7 through 12	42,935	43,625	86,560
Over 12	43,627	39,170	82,797

Total	$126,207	$124,975	$251,182

Off-Balance Sheet Arrangements and Contractual Obligations

          Our off-balance sheet arrangements and contractual obligations at December 31, 2004 are summarized in the table that follows. The amounts shown for commitments to extend credit and letters of credit are contingent obligations, some of which are expected to expire without being drawn upon. As a result, the amounts shown for these items do not necessarily represent future cash requirements. We believe that our current sources of liquidity are more than sufficient to fulfill the obligations we have as of December 31, 2004 pursuant to off-balance sheet arrangements and contractual obligations.

	Amount of Commitment Expiration Per Period
				Over Three
			Over One	Years
	Total Amounts	One Year or	Year Through	Through Five	Over Five
(in thousands)	Committed	Less	Three Years	Years	Years

Commitments to extend credit	$106,933	$66,219	$15,052	$4,941	$20,721
Standby letters of credit	2,085	2,085	—	—	—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	3,052	591	1,041	760	660
Purchase obligations	10,661	1,826	4,086	4,749	—
Long-term debt	18,250	—	—	—	18,250
Other long-term liabilities reflected on the balance sheet under GAAP	3,525	—	27	76	3,422

Total	$144,506	$70,721	$20,206	$10,526	$43,053

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

          The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to thirteen years. Future minimum lease payments, before considering renewal options that generally are present, total $3.1 million.

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

          Other long-term liabilities represent obligations under the non-qualified retirement plan for Bank directors and the non-qualified deferred compensation arrangement with certain of the Company’s executive officers. Under the director retirement plan, the Company pays each participant, or their beneficiary, the amount of board compensation fees that the director has elected to defer and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date. The amount presented above reflects the future obligation to be paid, assuming no future fee deferrals. Under the executive deferred compensation plan, the Company pays each participant, or their beneficiary, 40% of the executive’s highest compensation level in the three years immediately preceding the date of termination of employment in 180 equal monthly installments, beginning the month following the executive’s normal retirement date. The amount presented reflects the amount vested in this plan as of December 31, 2004.

Capital Adequacy

          There are various primary measures of capital adequacy for banks and financial holding companies such as risk based capital guidelines and the leverage capital ratio. See Note 14 to the Consolidated Financial Statements.

          As of December 31, 2004, the Bank exceeded its required levels of capital for a bank categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. The Bank’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 11.4%, its risk-based ratio of total capital to risk-weighted assets was 12.4%, and its leverage ratio was 10.5%.

          As of December 31, 2004, the Company exceeded its required levels of capital for a Company categorized as well capitalized under the regulatory framework for prompt corrective action. The Company’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 10.9%, its risk-based ratio of total capital to risk-weighted assets was 12.6%, and its leverage ratio was 10.0%.

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

Recent Accounting Policies

          During 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”) which established accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective for reporting periods beginning after June 15, 2005 for all equity awards granted after the effective date and for the subsequent vesting of previously granted awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the fair value and number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company accounts for stock options granted to employees according to the provisions of APB Opinion No. 25, whereby compensation expense is recorded based upon the intrinsic value method. The stock-based compensation table in Note 1 to the consolidated financial statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation The Company is required to and will adopt SFAS 123R on July 1, 2005.

          In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle of APB No. 29 that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the financial condition, the results of operations, or liquidity of the Company.

          In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue 03-1, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-1, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on the financial condition, the results of operations, or liquidity of the Company.

          In March 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). This bulletin was issued to inform registrants of the SEC’s view that the fair value of the recorded loan commitments, which are required to follow derivative accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this Staff Accounting Bulletin did not have a material impact on the financial condition, the results of operations, or liquidity of the Company.

          In December 2003, The American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for these loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004 and their adoption is not expected to have a material impact on the financial condition, the results of operations, or liquidity of the Company.

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

          The following interest rate sensitivity analysis information as of December 31, 2004 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

          This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, the Company has been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7.0% floor. The Company currently has in excess of $200.3 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First, this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does constrain income gains in a rising rate market. In general, having this significant amount of loans at their floors reduces the Company’s overall rate sensitivity.

          We attempt to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities, wholesale funding, and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

(In thousands)	Interest Rates Decrease		Interest Rates	Interest Rates Increase
	200 BP	100 BP	Remain Constant	100 BP	200 BP

2005 Interest Income	$46,440	$49,783	$53,126	$56,182	$59,776
2005 Interest Expense	9,080	11,882	15,362	18,841	22,321

Net Interest Income	37,360	37,901	37,764	37,341	37,455

Change in net income after tax vs. budget	$(252)	$85		$(264)	$(193)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements, notes thereto and report of independent certified public accountants thereon included on the following pages are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TIB Financial Corp.
Key Largo, FL.

We have audited the accompanying balance sheets of TIB Financial Corp. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Fort Lauderdale, FL
February 1, 2005

TIB Financial Corp. and Subsidiaries

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

December 31,	2004	2003

Assets
Cash and due from banks	$27,410	$17,197
Federal funds sold	15,528	16,484

Cash and cash equivalents	42,938	33,681

Investment securities available for sale	77,807	52,557

Loans, net of deferred loan costs and fees	655,678	540,413
Less: Allowance for loan losses	6,243	5,216

Loans, net	649,435	535,197

Premises and equipment, net	27,559	21,073
Goodwill	155	155
Intangible assets, net	1,392	1,687
Accrued interest receivable and other assets	30,039	24,948

Total Assets	$829,325	$669,298

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$152,035	$121,728
Interest-bearing	535,824	432,085

Total deposits	687,859	553,813

Federal Home Loan Bank (FHLB) advances	35,000	45,000
Short-term borrowings	12,157	4,041
Long-term borrowings	18,250	18,250
Accrued interest payable and other liabilities	7,945	6,948

Total liabilities	761,211	628,052

Shareholders’ equity
Preferred stock – no par value: 5,000,000 and 0 shares authorized, 0 and 0 shares issued	—	—
Common stock – $.10 par value: 20,000,000 and 7,500,000 shares authorized, 5,679,239 and 4,431,328 shares issued	568	443
Additional paid in capital	38,284	14,255
Retained earnings	28,968	26,203
Accumulated other comprehensive income	294	345

Total shareholders’ equity	68,114	41,246

Total Liabilities and Shareholders’ Equity	$829,325	$669,298

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Income
(dollars in thousands, except per share amounts)

Years ended December 31,	2004	2003	2002

Interest and dividend income
Loans, including fees	$37,720	$31,664	$27,783
Investment securities:
U.S. Treasury securities	124	7	124
U.S. Government agencies and corporations	2,023	2,003	2,309
States and political subdivisions, tax-exempt	406	329	260
States and political subdivisions, taxable	197	240	381
Other investments	251	59	46
Interest-bearing deposits in other banks	11	3	5
Federal Home Loan Bank stock	57	59	78
Federal funds sold	127	242	330

Total interest and dividend income	40,916	34,606	31,316

Interest expense
Interest-bearing demand and money market	1,519	1,321	2,057
Savings	174	170	223
Time deposits of $100,000 or more	3,507	3,165	2,721
Other time deposits	3,371	3,279	3,282
Long-term debt-subordinated debentures	1,119	1,109	1,140
Federal Home Loan Bank advances	475	276	383
Short-term borrowings	83	38	42
Notes payable	482	481	481

Total interest expense	10,730	9,839	10,329

Net interest income	30,186	24,767	20,987
Provision for loan losses	2,455	1,586	791

Net interest income after provision for loan losses	27,731	23,181	20,196

Non-interest income
Service charges on deposit accounts	2,547	2,452	2,240
Investment securities gains, net	106	289	218
Merchant bankcard processing income	5,757	4,953	4,387
Dividend income from ERAS Joint Venture	—	—	33
Gain on sale of investment in ERAS Joint Venture	—	202	211
Gain on sale of government guaranteed loans	—	117	28
Fees on mortgage loans sold	1,852	2,201	1,583
Retail investment services	333	420	206
Other income	1,468	1,403	1,522

Total non-interest income	12,063	12,037	10,428

Non-interest expense
Salaries and employee benefits	14,686	12,878	10,602
Net occupancy and equipment expense	4,964	4,326	3,680
Other expense	12,274	10,365	9,350

Total non-interest expense	31,924	27,569	23,632

Income before income tax expense	7,870	7,649	6,992
Income tax expense	2,672	2,672	2,386

Income from continuing operations	5,198	4,977	4,606

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Income
(dollars in thousands, except per share amounts)

Years ended December 31,	2004	2003	2002

Discontinued operations
Income from Keys Insurance Agency, Inc. operations	—	200	206
Income tax expense	—	75	77

Income from discontinued operations	—	125	129

Net income	$5,198	$5,102	$4,735

Basic earnings per common share
Continuing operations	$0.98	$1.17	$1.15
Discontinued operations	—	.03	.04

Basic earnings per share	$0.98	$1.20	$1.19

Diluted earnings per common share
Continuing operations	$0.95	$1.12	$1.11
Discontinued operations	—	.03	.03

Diluted earnings per share	$0.95	$1.15	$1.14

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income	Equity

Balance, January 1, 2002	3,946,100	$395	$8,222	$20,019	$36	$28,672

Comprehensive income:
Net income				4,735		4,735
Other comprehensive income, net of tax expense of $650:
Unrealized holding gain on securities transferred into the available for sale category from the held to maturity category					271
Net market valuation adjustment on securities available for sale					944
Less: reclassification adjustment for gains included in net income					(136)
Other comprehensive income, net of tax						1,079

Comprehensive income						$5,814

Exercise of stock options	89,525	8	584			592
Income tax benefit from stock options exercised			160			160
Cash dividends declared, $.4325 per share				(1,732)		(1,732)

Balance, December 31, 2002	4,035,625	$403	$8,966	$23,022	$1,115	$33,506

Comprehensive income:
Net income				5,102		5,102
Other comprehensive income, net of tax benefit of $464:
Net market valuation adjustment on securities available for sale					(590)
Less: reclassification adjustment for gains included in net income					(180)
Other comprehensive income, net of tax						(770)

Comprehensive income						$4,332

Exercise of stock options	115,050	12	723			735
Income tax benefit from stock options exercised			251			251
Private placement of common shares	280,653	28	4,315			4,343
Cash dividends declared, $.4425 per share				(1,921)		(1,921)

Balance, December 31, 2003	4,431,328	$443	$14,255	$26,203	$345	$41,246

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income	Equity

Balance, December 31, 2003	4,431,328	$443	$14,255	$26,203	$345	$41,246
Comprehensive income:
Net income				5,198		5,198
Other comprehensive income, net of tax benefit of $32:
Net market valuation adjustment on securities available for sale					15
Less: reclassification adjustment for gains included in net income					(66)
Other comprehensive income, net of tax						(51)

Comprehensive income						$5,147

Public offering of common shares	1,150,000	115	23,115			23,230
Exercise of stock options	97,911	10	668			678
Income tax benefit from stock options exercised			246			246
Cash dividends declared, $.4525 per share				(2,433)		(2,433)

Balance, December 31, 2004	5,679,239	$568	$38,284	$28,968	$294	$68,114

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

Years ended December 31,	2004	2003	2002

Cash flows from operating activities
Net income	$5,198	$5,102	$4,735
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investments	62	59	100
Amortization of intangible assets	295	292	297
Depreciation of premises and equipment	1,950	1,756	1,528
Loss on sale of servicing rights	—	—	3
Loss on sale of assets of Keys Insurance Agency, Inc.	—	15	—
Gain on sale of investment in ERAS Joint Venture	—	(202)	(211)
Provision for loan losses	2,455	1,586	791
Provision for losses on unfunded loan commitments	47	39	25
Deferred income tax benefit	(90)	(852)	(249)
Deferred net loan costs and fees	(342)	(1,031)	(941)
Investment securities net gains	(106)	(289)	(218)
Gain on sales/disposition of premises and equipment, net	(2)	(2)	(8)
Gains on sales of government guaranteed loans, net	—	(117)	(28)
Gain on sale of Investment Center intangible	(50)	—	—
Mortgage loans originated for sale	(108,543)	(111,011)	(83,233)
Proceeds from sales of mortgage loans	108,543	119,345	85,096
Fees on mortgage loans sold	(1,852)	(2,201)	(1,583)
Increase in accrued interest receivable and other assets	(1,756)	(1,690)	(3,309)
Increase (decrease) in accrued interest payable and other liabilities	992	(1,225)	2,533

Net cash provided by operating activities	6,801	9,574	5,328

Cash flows from investing activities
Purchases of investment securities available for sale	(38,368)	(27,846)	(24,404)
Sales of investment securities available for sale	9,281	4,000	14,343
Repayments of principal and maturities of investment securities available for sale	3,797	24,553	9,994
Net (purchase) sale of FHLB stock	(660)	(890)	140
Proceeds from sales of government guaranteed loans	569	2,241	542
Proceeds from sale of Investment Center intangible	50	—	—
Proceeds from sale of investment in ERAS JV	—	327	340
Proceeds from sale of assets of Keys Insurance Agency, Inc.	—	184	—
Payment on note receivable from sale of option	—	—	300
Net proceeds received from servicing rights sales	—	—	33
Loans originated or acquired, net of principal repayments	(115,910)	(97,599)	(63,348)
Purchase of life insurance policies	(700)	(250)	(1,795)
Purchases of premises and equipment	(9,495)	(3,492)	(3,375)
Sales of premises and equipment	100	5	31

Net cash used by investing activities	(151,336)	(98,767)	(67,199)

-Continued-

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

Years ended December 31,	2004	2003	2002

Cash flows from financing activities
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	8,116	(538)	3,845
Net increase (decrease) in FHLB short-term advances	(5,000)	15,000	(5,000)
Proceeds from FHLB long-term advances	25,000	30,000	—
Repayments of FHLB long-term advances	(30,000)	(20,000)	—
Net increase in demand, money market and savings accounts	87,894	25,716	39,081
Net increase in time deposits	46,152	45,414	27,866
Proceeds from exercise of stock options	678	735	592
Proceeds from public offering of common stock	23,230	—	—
Proceeds from private placement of common stock	—	4,343	—
Cash dividends paid	(2,278)	(1,866)	(1,713)

Net cash provided by financing activities	153,792	98,804	64,671

Net increase in cash and cash equivalents	9,257	9,611	2,800

Cash and cash equivalents at beginning of year	33,681	24,070	21,270

Cash and cash equivalents at end of year	$42,938	$33,681	$24,070

Supplemental disclosures of cash paid:
Interest	$10,542	$9,211	$10,790
Income taxes	1,945	3,775	2,741

See accompanying notes to consolidated financial statements.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

          TIB Financial Corp. is a financial holding company headquartered in Naples, Florida. The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiaries, TIB Bank (Bank), Keys Insurance Agency, Inc. (assets sold in August 2003 – see Note 20), and TIB Software and Services, Inc. (assets sold in 2003 – see Note 2), collectively known as the “Company.” All significant intercompany accounts and transactions have been eliminated in consolidation. TIBFL Statutory Trust I and TIBFL Statutory Trust II were formed in conjunction with the issuance of trust preferred securities as further discussed in Note 10.

          TIB Bank is the Company’s primary operating subsidiary. The Bank provides banking services from its sixteen branch locations in Monroe, Miami-Dade, Collier and Lee counties, Florida.

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

Investment Securities

          Investment securities which management has the ability and intent to hold to maturity are reported at amortized cost. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

          Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method based on the amortized cost of the security sold.

          Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

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

Loans Held for Sale

          The majority of fixed rate mortgage loans are originated by the Bank and sold servicing released to a third party immediately without recourse. All fees are recognized as income at the time of the sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

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

          Other intangible assets include amounts for servicing rights on government guaranteed loans and core deposit base premiums arising from branch acquisitions and are initially measured at fair value. Servicing rights are being amortized over the expected life of the related loan. The deposit base premiums are being amortized using the straight–line method over an estimated life of 10 years.

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

Company Owned Life Insurance

          The Company has purchased life insurance polices on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized, and included in other assets on the balance sheet.

Income Taxes

          Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings Per Common Share

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

          Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options.

Earnings per share have been computed based on the following for the years ended December 31:

	2004	2003	2002

Weighted average number of common shares outstanding:
Basic	5,309,860	4,257,224	3,992,775
Dilutive effect of options outstanding	169,836	178,637	152,080

Diluted	5,479,696	4,435,861	4,144,855

          Stock options for 29,720, 5,027, and 152,955 shares of common stock were not considered in computing diluted earnings per common share for 2004, 2003, and 2002 because they were anti-dilutive. The effect of stock options, as described in Note 15, is the sole common stock equivalent for purposes of calculating diluted earnings per common share.

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

	2004	2003	2002

Net income, as reported	$5,198	$5,102	$4,735
Stock-based compensation expense determined under fair value based method, net of tax	215	173	157

Pro forma net income	4,983	$4,929	$4,578

Basic earnings per share as reported	$0.98	$1.20	$1.19
Pro forma basic earnings per share	0.94	1.16	1.15
Diluted earnings per share as reported	0.95	1.15	1.14
Pro forma diluted earnings per share	0.91	1.11	1.10

          The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in the years ended December 31, :

	2004	2003	2002

Dividend yield	2.3%	2.7%	3.2%
Risk-free interest rate	4.0% to 4.1%	4.0% to 4.2%	4.4% to 5.4%
Expected option life	9 years	9 years	9.2 years
Volatility	.33	.31	.29
Weighted average fair value of options granted during year	$8.16	$5.83	$3.69

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

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

Fair Value of Financial Instruments

          Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates include uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Recent Accounting Pronouncements

          During 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”) which established accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective for reporting periods beginning after June 15, 2005 for all equity awards granted after the effective date and for the subsequent vesting of previously granted awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the fair value and number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company accounts for stock options granted to employees according to the provisions of APB Opinion No. 25, whereby compensation expense is recorded based upon the intrinsic value method. The stock-based compensation table on the previous page illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The Company is required to and will adopt SFAS 123R on July 1, 2005.

          In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle of APB No. 29 that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the financial condition, the results of operations, or liquidity of the Company.

          In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue 03-1, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-1, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on the financial condition, the results of operations, or liquidity of the Company.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

          In March 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). This bulletin was issued to inform registrants of the SEC’s view that the fair value of the recorded loan commitments, which are required to follow derivative accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this Staff Accounting Bulletin did not have a material impact on the financial condition, the results of operations, or liquidity of the Company.

          In December 2003, The American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt securities and loans acquired in a business combination, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for these loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004 and their adoption is not expected to have a material impact on the financial condition, the results of operations, or liquidity of the Company.

Reclassifications

          Some items in the prior year financial statements were reclassified to conform to the current presentation.

Note 2 - Acquisitions and Divestitures

          In 1998, the Parent Company’s subsidiary, TIB Software and Services, Inc., acquired a 30 percent interest in ERAS Joint Venture (the “Venture”), a general partnership, in exchange for consideration of $791. The Venture’s primary business is item processing and the design, development, installation and maintenance of accounting software for financial institutions. Goodwill associated with the transaction totaled $638 and was being amortized over a period of ten years through December 31, 2001, at which time the amortization was discontinued. Through December 31, 2001, the investment in the Venture was accounted for using the equity method. On December 31, 2001, the Company sold two thirds of its ownership interest in the Venture for $1,333. The Company recognized a gain of $820 on the transaction. This sale reduced the Company’s ownership in the Venture to 10%. Beginning January 1, 2002, the investment in the Venture was accounted for using the cost method. On October 4, 2002, the Company sold 5.1% of the Company’s 10% interest in the Venture for $340. The Company recognized a gain of $211 on the transaction. This sale, accompanied by the additional transfer of assets by other owners into the Venture, reduced the Company’s ownership in the Venture to 4.53%. The Venture also made a dividend distribution to the Company in 2002 in the amount of $33. On May 29, 2003, TIB Software and Services, Inc. sold its remaining interest in the Venture for $327. The Company recognized a pretax gain of $202 on the transaction. In March 2004, the Company filed Articles of Dissolution dissolving TIB Software and Services, Inc.

          ERAS Joint Venture is the Bank’s item processor. Payments of approximately $577, $579 and $483 were made by the Bank to the Venture in 2004, 2003, and 2002, respectively. Of the amount paid in 2003, approximately $249 was paid to the Venture through the sale date of May 29, 2003.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

          On October 31, 2000, the Company purchased Keys Insurance Agency of Monroe County, Inc. which was 100% owned by a company director. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) had three offices in the Florida Keys and brokered a full line of commercial and residential hazard insurance coverages as well as life and health insurance and annuities. The purchase price for the net assets of the agency was $1,870 which consisted primarily of intangible assets. The consideration consisted of $220 of Company common stock (21,463 shares) and $1,650 in cash (paid at closing). Under the purchase agreement, annual cash payments of $110 were to be made following each of the first three anniversaries of the closing date, subject to the agency achieving certain earnings thresholds. Any of this additional consideration that was paid at the end of each contingency period would at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2002 or 2003. This acquisition was recorded using the purchase method of accounting.

          On September 25, 2001, Keys Insurance Agency, Inc. purchased BonData Group Limited, Inc. a Ft Myers, Florida based insurance agency specializing in surety bond underwriting and placement. Total consideration paid at closing for the agency was $273. This was comprised of approximately $68 in the Company’s common stock (5,640 shares) and approximately $205 in cash. Under the purchase agreement, annual cash payments of $24 were to be made following each of the first two anniversaries of the closing date, subject to the agency achieving certain earnings thresholds. Any of this additional consideration that was paid at the end of each contingency period, would at that time be recorded as goodwill and increase the total recorded purchase price of the agency. No amount was required to be paid in 2002 or 2003. This acquisition was recorded using the purchase method of accounting.

          On August 15, 2003, the Company closed the sale of Keys Insurance Agency, Inc., a wholly owned subsidiary of the Company, to Derek Martin-Vegue and his partner. Mr. Martin-Vegue is a former director of the Company and TIB Bank. The transaction was structured as a sale of the agency assets. The buyer paid $2,205 in cash at the closing. Of the cash payment at closing, proceeds of $2,021 were pursuant to a loan from TIB Bank (a subsidiary of the Company) to the buyer. The Company recognized a loss of $15 on the transaction. Therefore, the results of operations of Keys Insurance Agency, Inc. are included in the Consolidated Statements of Income as “discontinued operations” (Note 20). In March 2004, the Company filed Articles of Dissolution dissolving Keys Insurance Agency, Inc.

          On December 15, 2004, the Company closed the sale of certain intangible assets which primarily comprised a book of business which served as the foundation of the Company’s investment center operations. The buyer paid $50 in cash at the closing. The Company recognized a gain of $50 on the transaction. Under the purchase agreement, additional cash payments totaling up to $60 may be paid to the Company subject to the achievement of certain production and customer and asset retention thresholds. Additionally, the Company will receive monthly cash payments of 10% of production related to new referrals made through December 31, 2005.

Note 3 - Cash and Due From Banks

          Cash on hand or on deposit with the Federal Reserve Bank of $3,979 and $3,769 was required to meet regulatory reserve and clearing requirements at December 31, 2004, and December 31, 2003, respectively. These balances do not earn interest.

          The Bank maintains an interest bearing account at the Federal Home Loan Bank of Atlanta. The total on deposit was approximately $203 and $170 at December 31, 2004 and December 31, 2003, respectively.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Note 4 - Investment Securities

          The amortized cost, estimated fair value, and the related gross unrealized gains and losses recognized in accumulated other comprehensive income, are as follows for investment securities available for sale:

	Amortized	Unrealized	Unrealized	Estimated
December 31, 2004	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$5,178	$5	$29	$5,154
U.S. Government agencies and corporations	54,228	104	869	53,463
States and political subdivisions- tax exempt	9,596	246	26	9,816
States and political subdivision - taxable	2,862	17	23	2,856
Marketable equity securities	3,000	987	—	3,987
Mortgage-backed securities	2,473	58	—	2,531

	$77,337	$1,417	$947	$77,807

	Amortized	Unrealized	Unrealized	Estimated
December 31, 2003	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$209	$9	$—	$218
U.S. Government agencies and corporations	31,357	425	663	31,119
States and political subdivisions- tax exempt	8,838	378	59	9,157
States and political subdivision - taxable	3,559	42	101	3,500
Marketable equity securities	3,000	395	—	3,395
Mortgage-backed securities	5,041	128	1	5,168

	$52,004	$1,377	$824	$52,557

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Securities with unrealized losses not recognized in income are as follows:

December 31, 2004	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities	$5,046	$29	$—	$—	$5,046	$29
U.S. Government agencies and corporations	24,858	201	20,379	668	45,237	869
States and political subdivisions – tax exempt	2,421	22	230	4	2,651	26
States and political subdivision - taxable	2,312	19	131	4	2,443	23

Total temporarily impaired	$34,637	$271	$20,740	$676	$55,377	$947

December 31, 2003	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Government agencies and corporations	$20,396	$663	$—	$—	$20,396	$663
States and political subdivisions - tax exempt	3,055	59	—	—	3,055	59
States and political subdivision - taxable	3,000	101	—	—	3,000	101
Mortgage-backed securities	132	1	—	—	132	1

Total temporarily impaired	$26,583	$824	$—	$—	$26,583	$824

          The Company views the unrealized losses in the above table to be temporary in nature for the following reasons. First, the decline in market values are mostly due to an increase in market rates and are not credit related. These securities are mostly AAA rated securities and have experienced no significant deterioration in value due to credit quality concerns. Second, the magnitude of the unrealized losses at about 2% of the fair value of those securities with losses is consistent with normal fluctuations of value due to the volatility of market interest rates. Finally, the nature of what makes up the security portfolio is determined by the overall balance sheet of the Company and currently it is suitable for the Company’s security portfolio to be primarily comprised of fixed rate securities. Fixed rate securities will by their nature react in price inversely to changes in market rates and that is liable to occur in both directions.

          The amortized cost and estimated fair value of investment securities available for sale at December 31, 2004, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

	Investment Securities
	Available for Sale
	Amortized	Estimated
December 31, 2004	Cost	Fair Value

Due in one year or less	$—	$—
Due after one year through five years	41,010	40,807
Due after five years through ten years	26,184	25,860
Due after ten years	4,670	4,622
Marketable equity securities	3,000	3,987
Mortgage-backed securities	2,473	2,531

	$77,337	$77,807

          At December 31, 2004, securities with a fair value of approximately $25,561 are subject to call during 2005.

Sales of available for sale securities were as follows:

	2004	2003	2002

Proceeds	$9,281	$4,000	$14,343
Gross gains	146	280	200
Gross losses	(43)	—	—

          The tax provision related to net realized gains was $39, $105 and $75 during 2004, 2003 and 2002, respectively.

          Maturities, principal repayments, and calls of investment securities available for sale during 2004, 2003 and 2002 were $3,797, $24,553 and $9,994, respectively. Net gains (losses) realized from calls and mandatory redemptions of securities during 2004, 2003 and 2002 were $3, $9 and $18, respectively.

          Investment securities having carrying values of approximately $11,924 and $16,284 at December 31, 2004 and 2003, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law.

Note 5 - Loans

Major classifications of loans are as follows:

December 31,	2004	2003

Real estate mortgage loans:
Commercial	$351,346	$297,221
Residential	67,204	60,104
Farmland	4,971	2,317
Construction and vacant land	49,815	32,089
Commercial and agricultural loans	64,622	63,624
Indirect auto dealer loans	91,890	59,437
Home equity loans	13,856	12,574
Other consumer loans	9,817	11,232

Total loans	653,521	538,598
Net deferred loan costs	2,157	1,815

Loans, net of deferred loan costs	$655,678	$540,413

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

          Substantially all loans are made to borrowers in the Bank’s primary market area of Monroe, South Miami-Dade, Collier and Lee counties.

          In 1998, the Bank made a $10,000 loan to construct a lumber mill in northern Florida. Of this amount, $6,400 had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

          During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550) and other assets (approximately $1,886) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1,600 at December 31, 2004 and December 31, 2003, and is accruing interest. Accrued interest on this loan totals approximately $677 and $590 at December 31, 2004 and December 31, 2003, respectively.

          The Bank is pursuing a sale of the property and equipment and has incurred various expenditures. The Bank capitalized the liquidation costs and the portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled $190 and $192 at December 31, 2004 and December 31, 2003, respectively. The non-guaranteed principal and interest ($1,961 at December 31, 2004 and December 31, 2003) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $704 and $511 at December 31, 2004 and December 31, 2003, respectively are included as “other assets” in the financial statements.

          The Bank sold certain pieces of equipment associated with the lumber mill property. Proceeds from the sales were used to reduce the other real estate amount and liquidation cost amounts recorded on the Bank’s books. In 2003, the Bank wrote down the carrying amount of the other real estate by $262 based upon anticipated proceeds from the sale of the property and remaining equipment.

          Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. The Bank was awarded title to the real property on June 12, 2001, and an adjudicated interest in the owner’s trust proceeds. The time constraints imposed by Florida law required that the personal property be disposed of or charged off by December 2001. The Bank applied to the State of Florida for an extension to carry the personal property on the Bank’s books and was granted an extension to carry the personal property on its books until June 11, 2003. Since the property had not been liquidated as of June 11th, the Bank charged-off the non guaranteed principal and interest totaling $1,961 at June 30, 2003, for regulatory purposes. Since the Company believes this amount is ultimately realizable, it did not write off this amount for financial statement purposes under generally accepted accounting principles.

Activity in the allowance for loan losses is as follows:

Years ended December 31,	2004	2003	2002

Balance, beginning of year	$5,216	$4,272	$3,675

Provision for loan losses charged to expense	2,455	1,586	791
Loans charged off	(1,487)	(667)	(302)
Recoveries of loans previously charged off	59	25	108

Balance, end of year	$6,243	$5,216	$4,272

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Impaired loans are as follows:

Years ended December 31,	2004	2003

Year end loans with no allocated allowance for loan losses	$2,018	$2,737
Year end loans with allocated allowance for loan losses	—	—

Total	$2,018	$2,737

Amount of the allowance for loan losses allocated	$—	$—

	2004	2003	2002

Average of impaired loans during the year	$1,005	$1,088	$416

Interest income recognized during impairment	64	72	6
Cash basis interest income recognized	—	—	3

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

Years ended December 31,	2004	2003

Nonaccrual loans	$704	$390

Loans past due over 90 days still on accrual (a)	—	—

          Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

          (a) Non-performing loans at December 31, 2004 and 2003, excludes the $1,600 loan discussed previously that is guaranteed for both principal and interest by the USDA.

Note 6 - Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

			Estimated Useful
December 31,	2004	2003	Life

Land	$9,668	$5,999
Buildings and leasehold improvements	17,227	15,216	4 to 40 years
Furniture, fixtures and equipment	13,354	11,127	1 to 40 years
Construction in progress	151	691

	40,400	33,033
Less accumulated depreciation	(12,841)	(11,960)

Premises and equipment, net	$27,559	$21,073

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

          The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to fourteen years. Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2004:

Years ending December 31,

2005	$591
2006	542
2007	499
2008	448
2009	312
Thereafter	660

$3,052

          Rental expense for the years ended December 31, 2004, 2003 and 2002, was approximately $561, $443 and $430, respectively.

Note 7 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, are as follows:

	2004	2003

Beginning of the year	$155	$2,234
Goodwill associated with sale of remaining interest of Investment in ERAS JV	—	(69)
Goodwill associated with sale of Keys Insurance Agency, Inc.	—	(2,010)

Balance at end of year	$155	$155

Amortized intangible assets at December 31, consist of the following:

	2004			2003
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Core deposit intangible	$2,941	$1,569	$1,372	$2,941	$1,284	$1,657
Excess servicing fees	89	69	20	89	59	30

Total	$3,030	$1,638	$1,392	$3,030	$1,343	$1,687

Aggregate intangible asset amortization expense was $295, $292 and $297 for 2004, 2003, and 2002, respectively.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Estimated amortization expense for each of the next five years is as follows:

Years ending December 31,

2005	$290
2006	290
2007	286
2008	249
2009	141

Note 8 - Time Deposits

Time deposits of $100 or more were $126,207 and $97,873 at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

Years ending December 31,

2005	$168,385
2006	48,402
2007	10,324
2008	17,669
2009	6,397
Thereafter	5

$251,182

Note 9 – Short-Term Borrowings and Federal Home Loan Bank Advances

          Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and a Treasury, tax and loan note option.

          The Bank has an unsecured overnight federal funds purchased accommodation up to a maximum of $12,000 from its principal correspondent bank. The Bank also has securities sold under agreements to repurchase with commercial account holders whereby the Bank sweeps the customer’s accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by the Bank.

          The Bank accepts Treasury, tax and loan deposits from certain commercial depositors and remits these deposits to the appropriate government authorities. The Bank can hold up to $1,700 of these deposits more than a day under a note option agreement with its regional Federal Reserve bank and pay interest on those funds held. The Bank pledges certain investment securities against this account.

               The Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators. The credit availability approximated $165,565 at December 31, 2004. At December 31, 2004, in addition to a $15,000 letter of credit used in lieu of pledging securities to the State of Florida, there was $35,000 in advances outstanding. At December 31, 2003, the amount of outstanding advances was $45,000. The outstanding amount at December 31, 2004 consists of one $10,000 daily advance and one $25,000 advance maturing in March 2006. On December 31, 2004 the rate on the daily advance was 2.44% and the rate on the long term advance was 2.38%, repricing quarterly. Advances are secured by the Bank’s one-to-four-family residential mortgage loans.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

          The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the four categories of short-term borrowings:

Years ended December 31,	2004	2003

Federal funds purchased:
Balance:
Average daily outstanding	$460	$142
Year-end outstanding	—	—
Maximum month-end outstanding	4,519	—
Rate:
Weighted average for year	2.2%	1.7%
Weighted average interest rate at December 31	n/a	n/a

Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$5,142	$3,064
Year-end outstanding	9,947	2,943
Maximum month-end outstanding	9,947	4,579
Rate:
Weighted average for year	1.3%	1.0%
Weighted average interest rate at December 31	2.1%	0.8%

Treasury, tax and loan note option:
Balance:
Average daily outstanding	$647	$633
Year-end outstanding	2,210	1,098
Maximum month-end outstanding	2,210	1,700
Rate:
Weighted average for year	1.1%	0.9%
Weighted average interest rate at December 31	1.9%	0.7%

Advances from the Federal Home Loan Bank-Short Term:
Balance:
Average daily outstanding	$9,090	$4,647
Year-end outstanding	10,000	15,000
Maximum month-end outstanding	25,000	15,000
Rate:
Weighted average for year	1.8%	1.3%
Weighted average interest rate at December 31	2.4%	1.2%

Advances from the Federal Home Loan Bank-Long Term:
Balance:
Average daily outstanding	$20,246	$16,959
Year-end outstanding	25,000	30,000
Maximum month-end outstanding	25,000	30,000
Rate:
Weighted average for year	1.6%	1.3%
Weighted average interest rate at December 31	2.4%	1.2%

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Note 10 – Other Borrowings

Line of Credit

          The Company has a $3,000 revolving line of credit with Independent Bankers’ Bank of Florida. Amounts outstanding under the line bear interest equal to the prime rate published in The Wall Street Journal minus one half percent, which is subject to change daily, and is subject to a 4.25% floor. Interest is payable monthly, and any principal is due on demand, or if no demand is made, at maturity on April 30, 2005. This credit facility is secured by 100 percent of the outstanding shares of the Bank and requires, among other things, that the Bank maintain a minimum Tier 1 capital ratio of 6 percent. There were no amounts outstanding under this line at December 31, 2004 or 2003.

Notes Payable

          The Company entered into an agreement with the Company’s largest shareholder effective July 1, 2000, to purchase 525,000 shares of the Company’s common stock in exchange for four subordinated notes payable of the Company totaling $5,250. The interest rate on these notes was 13% per annum, with interest payments required quarterly. The principal balance was payable in full on October 1, 2010, the maturity date of the notes, and the notes could be prepaid by the Company at par any time after July 1, 2003. Effective January 1, 2002, the interest rate was reduced to 9%, the option to prepay was extended to January 1, 2007, and the maturity date was extended to January 1, 2012. On January 3, 2005 the Company repaid $1,250 of these notes at a 3% premium.

Subordinated Debentures

          On September 7, 2000, the Company participated in a pooled offering of trust preferred securities. The Company formed TIBFL Statutory Trust I (the “Trust”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust used the proceeds from the issuance of $8,000 in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 14).

          On July 31, 2001, the Company participated in a pooled offering of trust preferred securities. The Company formed TIBFL Statutory Trust II (the “Trust II”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust II used the proceeds from the issuance of $5,000 in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points). The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly. The rate in effect at December 31, 2004 was 5.74%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 14).

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Contractual Maturities

At December 31, 2004, the contractual maturities of long-term debt were as follows:

	Fixed Rate	Floating Rate	Total
Due in 2005	$—	$—	$—

Due in 2006	—	—	—
Due in 2007	—	—	—
Due in 2008	—	—	—
Due in 2009	—	—	—
Thereafter	13,250	5,000	18,250
Total long-term debt	$13,250	$5,000	$18,250

Note 11- Income Taxes

Income tax expense (benefit) was as follows:

Years ended December 31,	2004	2003	2002

Current income tax provision:
Federal	$2,331	$3,049	$2,290
State	431	550	422

	2,762	3,599	2,712

Deferred tax benefit:
Federal	(76)	(722)	(210)
State	(14)	(130)	(39)

	(90)	(852)	(249)

Total	$2,672	$2,747	$2,463

               A reconciliation of income tax computed at the 34% Federal statutory income tax rate to total income taxes reported is as follows:

Years ended December 31,	2004	2003	2002

Pretax income	$7,870	$7,849	$7,198

Income taxes computed at Federal statutory tax rate	$2,676	$2,669	$2,448
Effect of:
Tax-exempt income, net	(340)	(275)	(213)
State income taxes, net	275	277	253
Other, net	61	76	(25)

Total	$2,672	$2,747	$2,463

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Year end deferred tax assets and liabilities were due to the following:

December 31,	2004	2003

Allowance for loan losses	$2,475	$1,959
Core deposit intangible	212	179
Deferred compensation	555	339
Other	116	109

Total gross deferred tax assets	3,358	2,586

Accumulated depreciation	(871)	(594)
Deferred loan costs	(401)	—
Goodwill	(17)	(11)
Gain on building swap	(68)	(70)
Net unrealized gains on securities available for sale	(177)	(208)

Total gross deferred tax liabilities	(1,534)	(883)

Net deferred tax asset	$1,824	$1,703

Note 12 – Employee Benefit Plans

          The Bank maintains an Employee Stock Ownership Plan with 401(k) provisions that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Bank and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Bank will match 50 percent of salary reduction contributions up to 4 percent of compensation, not to exceed a maximum contribution of $1 per employee; and an additional discretionary contribution which may be made by the Bank and allocated to the accounts of participants on the basis of total relative compensation. The Bank contributed $94, $69 and $202 to the plan in 2004, 2003 and 2002, respectively. As of December 31, 2004, the Plan contained approximately 151,000 shares of the Company’s common stock.

          In 2001, the Bank entered into salary continuation agreements with three of its executive officers. Two additional executive officers entered into salary continuation agreements in 2003 and another in 2004. The plan is a nonqualified deferred compensation arrangement that is designed to provide supplemental retirement income benefits to participants. The Bank expensed $309, $254 and $173 for the accrual of future salary continuation benefits in 2004, 2003 and 2002, respectively. The Bank has purchased single premium life insurance policies on these individuals. Cash value income (net of related insurance premium expense) totaled $202, $225 and $161 in 2004, 2003 and 2002, respectively. Other assets included $5,729 and $4,827 in surrender value and other liabilities included salary continuation benefits payable of $860 and $551 at December 31, 2004 and 2003, respectively.

          In 2001, the Bank established a non qualified retirement benefit plan for eligible Bank directors. Under the plan, the Company pays each participant, or their beneficiary, the amount of fees deferred and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date. The Bank expensed $273, $165 and $119 for the accrual of current and future retirement benefits in 2004, 2003 and 2002, respectively, which included $236, $146 and $102 in 2004, 2003 and 2002 related to the annual director retainer fees and monthly meeting fees that certain directors elected to defer. The Bank has purchased single premium split dollar life insurance policies on these individuals. Cash value income (net of related insurance premium expense) totaled $138, $152 and $147 in 2004, 2003 and 2002. Other assets included $3,854 and $3,716 in surrender value in other assets and other liabilities included retirement benefits payable of $616 and $351 at December 31, 2004 and 2003, respectively.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Note 13 – Related Party Transactions

          The Bank had loans outstanding to certain of its executive officers, directors, and their related business interests as follows:

Beginning balance, January 1, 2004	$2,020
New loans	596
Effect of changes in related parties	(14)
Repayments	(697)

Ending balance, December 31, 2004	$1,905

          Unfunded loan commitments to these individuals and their related business interests totaled $152 at December 31, 2004. Deposits from these individuals and their related interests were $3,008 and $3,583 at December 31, 2004 and 2003, respectively.

Note 14 – Shareholders’ Equity and Minimum Regulatory Capital Requirements

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

          In order for the Bank to be considered well capitalized under the regulatory framework for prompt corrective action and for the Company and the Bank to be considered adequately capitalized under capital adequacy guidelines, minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios must be maintained. These minimum amounts and ratios along with the actual amounts and ratios for the Company and the Bank as of December 31, 2004 and 2003 are presented in the following tables.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

	Well Capitalized		Adequately Capitalized
December 31, 2004	Requirement		Requirement		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital (to Average Assets)
Consolidated	N/A	N/A	≥$31,270	≥ 4.0%	$78,048	10.0%
Bank	39,069	≥ 5.0%	31,255	≥ 4.0%	81,780	10.5%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	N/A	≥$28,583	≥ 4.0%	$78,048	10.9%
Bank	42,857	≥ 6.0%	28,571	≥ 4.0%	81,780	11.4%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	N/A	≥$57,166	≥ 8.0%	$89,772	12.6%
Bank	71,428	≥10.0%	57,143	≥ 8.0%	88,254	12.4%

	Well Capitalized		Adequately Capitalized
December 31, 2003	Requirement		Requirement		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tier 1 Capital (to Average Assets)
Consolidated	N/A	N/A	≥$26,006	≥ 4.0%	$50,807	7.8%
Bank	32,483	≥ 5.0%	25,986	≥ 4.0%	55,472	8.5%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	N/A	≥$23,148	≥ 4.0%	$50,807	8.8%
Bank	34,676	≥ 6.0%	23,117	≥ 4.0%	55,472	9.6%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	N/A	≥$46,296	≥ 8.0%	$61,456	10.6%
Bank	57,793	≥10.0%	46,235	≥ 8.0%	60,871	10.5%

          At year end 2004 and 2003, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

          Management believes, as of December 31, 2004, that the Company and the Bank meet all capital requirements to which it is subject. Tier 1 Capital includes the trust preferred securities that were issued in September 2000 and July 2001.

          Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to the Company without prior regulatory approval at December 31, 2004, is approximately $16,629.

          On April 15, 2004, we closed the sale of 1,000,000 shares of our common stock at a price of $22.00 per share before commissions and expenses. The shares were sold on a firm commitment basis through Advest, Inc. Advest, Inc. also purchased an additional 150,000 shares from the Company on May 6, 2004, at $22.00 per share before commissions and expenses. The net proceeds of the offering, totaling $23,230 after $2,070 in offering costs, provided additional capital necessary to support continued loan and deposit growth.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Note 15 – Stock Options

          As of December 31, 2004, the Company has one compensation plan under which shares of its common stock are issuable in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units. This is its 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders at the May 25, 2004 annual meeting. Previously, the Company had granted stock options under the 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (the “1994 Plan”) as amended and restated as of August 31, 1996. Under the 2004 Plan, the Board of Directors of the Company may grant nonqualified stock options to any director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the 2004 Plan, the maximum number of shares of common stock of the Company that may be optioned or sold through the 2014 expiration of the plan is 400,000 shares, no more than 133,000 of which may be issued pursuant to awards granted in the form of restricted shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company. If options granted under the Plan expire or terminate for any reason without having been exercised in full, the shares not purchased shall again be available for option for the purposes of the Plan.

          The exercise price for common stock must equal at least 100 percent of the fair market value of the stock at the time the option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted.

A summary of the activity in the plans is as follows:

		Exercise Price			Weighted Average
	Shares	Range			Exercise Price

Balance, December 31, 2001	585,402	$5.49	—	$14.50	$8.96
Granted	164,000	11.21	—	14.12	12.54
Exercised	(89,525)	5.49	—	13.50	6.63
Expired or Forfeited	(92,672)	5.49	—	13.55	10.62

Balance, December 31, 2002	567,205	5.49	—	14.50	10.09
Granted	44,500	16.35	—	19.40	17.93
Exercised	(115,050)	5.49	—	14.12	6.39
Expired or Forfeited	(19,150)	5.49	—	16.35	11.46

Balance, December 31, 2003	477,505	5.49	—	19.40	11.66
Granted	37,500	22.74	—	22.79	22.76
Exercised	(97,911)	5.49	—	14.12	6.92
Expired or Forfeited	(7,900)	11.25	—	22.74	19.47

Balance, December 31, 2004	409,194	$8.33	—	$22.79	$13.66

Options exercisable at December 31, 2004	181,944
Options exercisable at December 31, 2003	236,405
Options exercisable at December 31, 2002	282,305

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Options outstanding at December 31, 2004 were as follows:

	Outstanding Options			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise		Contractual	Exercise		Exercise
Price	Number	Life	Price	Number	Price

$8.33 – $10.50	66,800	3.75	$9.64	34,900	$9.42
11.00 – 11.75	29,150	4.05	11.35	11,050	11.39
12.40 – 12.40	105,800	6.48	12.40	23,600	12.40
12.65 – 13.45	17,500	5.03	13.24	14,000	13.32
13.50 – 13.50	74,000	2.73	13.50	49,900	13.50
13.55 – 14.50	40,944	5.71	13.82	34,744	13.76
16.35 – 19.40	42,500	8.57	18.00	8,750	18.10
22.74 – 22.74	7,500	9.15	22.74	—	—
22.76 – 22.76	20,000	9.11	22.76	—	—
22.79 – 22.79	5,000	9.07	22.79	5,000	22.79

$8.33 – $22.79	409,194	5.47	$13.66	181,944	$12.96

Note 16 – Loan Commitments and Other Related Activities

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

	2004		2003
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans	$7,866	$26,567	$15,190	$4,593
Unfunded commitments under lines of credit	700	71,800	1,250	51,569

          Commitments to make loans are generally made for periods of 30 days. The fixed rate loan commitments have interest rates ranging from 3.95% to 18.00% and maturities ranging from 6 months to 20 years.

          At December 31, 2004 and 2003, commitments under standby letters of credit aggregated approximately $2,085 and $1,543, respectively.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Note 17 – Supplemental Financial Data

Components of other expense in excess of 1 percent of total interest and other income are as follows:

Years ended December 31,	2004	2003	2002

Merchant bankcard processing expenses	$3,869	$3,153	$2,780
Other merchant charges	568	503	461
Operating supplies	553	495	428
Computer services	1,773	1,533	1,627
Legal and professional fees	1,223	845	749
Marketing and community relations	866	851	865
Postage, courier, and armored car	620	700	590

Note 18 – Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows at December 31:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets:
Cash and cash equivalents	$42,938	42,938	$33,681	$33,681
Investment securities available for sale	77,807	77,807	52,557	52,557
Loans, net	649,435	650,119	535,197	537,099
Federal Home Loan Bank and Independent Bankers’ Bank stock	3,035	3,035	2,376	2,376
Accrued interest receivable	4,086	4,086	3,373	3,373

Financial liabilities:
Noncontractual deposits	436,677	436,677	348,783	348,783
Contractual deposits	251,182	251,159	205,030	209,085
Federal Home Loan Bank Advances	35,000	35,000	45,000	45,000
Short-term borrowings	12,157	12,157	4,041	4,041
Notes payable	5,250	5,388	5,250	5,546
Subordinated debentures	13,000	13,489	13,000	13,296
Accrued interest payable	3,692	3,692	3,504	3,504

          The methods and assumptions used to estimate fair value are described as follows:

          Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock and other bankers’ bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items that includes commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Note 19 – Segment Reporting

          TIB Financial Corp. has two reportable segments in their continuing operations: community banking and merchant bankcard processing. The community banking segment’s business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bankcard processing segment processes credit card transactions for local merchants. Parent and other is primarily comprised of the operations of the holding company.

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

Intercompany transactions have been eliminated in preparing the segment reporting amounts below.

Year ended	Community	Merchant	Parent and
December 31, 2004	Banking	Bankcard	Other	Total

Interest and dividend income	$40,916	$—	$—	$40,916
Interest expense	(9,129)	—	(1,601)	(10,730)

Net interest and dividend income (expense)	31,787	—	(1,601)	30,186

Other income	5,916	5,758	389	12,063
Depreciation and amortization	(2,202)	(40)	(3)	(2,245)
Other expense	(26,432)	(4,828)	(874)	(32,134)

Pretax segment profit (loss)	$9,069	$890	$(2,089)	$7,870

Segment assets	$828,886	$32	$407	$829,325

Year ended	Community	Merchant	Parent and
December 31, 2003	Banking	Bankcard	Other	Total

Interest and dividend income	$34,606	$—	$—	$34,606
Interest expense	(8,249)	—	(1,590)	(9,839)

Net interest and dividend income (expense)	26,357	—	(1,590)	24,767

Other income	6,461	4,953	623	12,037
Depreciation and amortization	(1,963)	(46)	(4)	(2,013)
Other expense	(22,428)	(3,982)	(732)	(27,142)

Pretax segment profit (loss)	$8,427	$925	$(1,703)	$7,649

Segment assets	$668,495	$37	$766	$669,298

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Year ended	Community	Merchant	Parent and
December 31, 2002	Banking	Bankcard	Other	Total

Interest and dividend income	$31,287	$—	$29	$31,316
Interest expense	(8,706)	—	(1,623)	(10,329)

Net interest and dividend income (expense)	22,581	—	(1,594)	20,987

Other income	5,594	4,387	447	10,428
Depreciation and amortization	(1,718)	(44)	(5)	(1,767)
Other expense	(18,486)	(3,577)	(593)	(22,656)

Pretax segment profit (loss)	$7,971	$766	$(1,745)	$6,992

Segment assets	$564,221	$66	$583	$564,870

          The Company discontinued separate reporting of its “Government Guaranteed Loan Sales and Servicing” segment in 2003. This segment is now included as part of the “Community Banking” segment above.

Note 20 – Discontinued Operations

          On August 15, 2003, the Company closed the sale of Keys Insurance Agency, Inc., a wholly-owned subsidiary of the Company, to Derek Martin-Vegue and his partner. Mr. Martin-Vegue is a former director of the Company and TIB Bank. The transaction was structured as a sale of the agency assets. The buyer paid $2,205 in cash at the closing. Of the cash payment at closing, proceeds of $2,021 were pursuant to a loan from TIB Bank (a subsidiary of the Company) to the buyer. The Company recognized a loss of $15 on the transaction.

          The results of Keys Insurance Agency, Inc. operations, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

Years ended December 31:	2004	2003	2002

Other income	$—	$1,255	$1,801
Depreciation and amortization	—	(35)	(57)
Other expense	—	(1,020)	(1,538)

Pretax income from discontinued operations	$—	$200	$206

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Note 21 – Condensed Financial Information of TIB Financial Corp.

Condensed Balance Sheets
(Parent Only)

December 31,	2004	2003

Assets
Cash on deposit with subsidiary	$2,341	$758
Dividends and other receivables from subsidiaries	10	10
Investment in bank subsidiary	84,845	58,910
Investment in TIBFL Statutory Trust I	248	248
Investment in TIBFL Statutory Trust II	155	155
Income tax receivable	—	338
Other assets	407	424

Total Assets	$88,006	$60,843

Liabilities and Shareholders’ Equity

Liabilities
Dividends payable	$653	$498
Interest payable	449	440
Notes payable	18,653	18,653
Other liabilities	137	6

Total liabilities	19,892	19,597

Shareholders’ equity
Common stock	568	443
Surplus	38,284	14,255
Retained earnings	28,968	26,203
Accumulated other comprehensive income	294	345

Total shareholders’ equity	68,114	41,246

Total Liabilities and Shareholders’ Equity	$88,006	$60,843

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

21. Condensed Financial Information of TIB Financial Corp. (continued)

Condensed Statements of Income
(Parent Only)

Years ended December 31,	2004	2003	2002

Operating income
Dividend from bank subsidiary	$3,708	$832	$782
Dividend from TIBFL Statutory Trust I	26	26	26
Dividend from TIBFL Statutory Trust II	8	8	8
Dividend from TIB Software & Services, Inc.	—	126	157
Interest income on note receivable	—	—	29
Other income	6	—	—

Total operating income	3,748	992	1,002

Operating expense
Interest expense	1,636	1,624	1,658
Other expense	553	345	305

Total operating expense	2,189	1,969	1,963

Income (loss) before income tax benefit and equity in undistributed earnings (losses) of subsidiaries	1,559	(977)	(961)

Income tax benefit	808	728	708

Income (loss) before equity in undistributed earnings (losses) of subsidiaries	2,367	(249)	(253)

Equity in undistributed earnings of bank subsidiary	2,831	5,226	4,865
Equity in undistributed losses of TIB Software & Services, Inc.	—	—	(6)

Income from continuing operations	5,198	4,977	4,606

Discontinued operations:
Dividend from Keys Insurance Agency, Inc.	—	125	—
Equity in undistributed earnings of Keys Insurance Agency, Inc.	—	—	129

Income from discontinued operations	—	125	129

Net income	$5,198	$5,102	$4,735

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

21.	Condensed Financial Information of TIB Financial Corp. (continued)

Condensed Statements of Cash Flows
(Parent Only)

Years ended December 31,	2004	2003	2002

Cash flows from operating activities
Net income	$5,198	$5,102	$4,735
Equity in undistributed earnings of bank subsidiary	(2,831)	(5,226)	(4,865)
Equity in undistributed losses of TIB Software & Services, Inc.	—	—	6
Equity in undistributed (earnings) loss of Keys Insurance Agency, Inc.	—	—	(129)
Amortization of intangibles and other assets	17	17	37
Increase in other assets	—	(4)	(29)
Decrease in due to subsidiaries	—	(3)	(147)
Increase (decrease) in interest payable	9	(5)	(58)
Increase in other liabilities	6	3	3
Deferred income taxes	—	—	(89)
Increase (decrease) in net income tax obligation	709	(3)	(65)

Net cash provided (used) by operating activities	3,108	(119)	(601)

Cash flows from investing activities
Investment in bank subsidiary	(23,155)	(5,500)	—
Payment on note receivable from sale of option	—	—	300
Return of capital from Keys Insurance Agency, Inc.	—	2,301	—
Return of capital from TIB Software & Services, Inc.	—	129	130

Net cash provided (used) in investing activities	(23,155)	(3,070)	430

Cash flows from financing activities
Proceeds from exercise of stock options	678	735	592
Proceeds from stock issuance	23,230	4,343	—
Cash dividends paid	(2,278)	(1,866)	(1,713)

Net cash provided (used) by financing activities	21,630	3,212	(1,121)

Net increase (decrease) in cash	1,583	23	(1,292)
Cash, beginning of year	758	735	2,027

Cash, end of year	$2,341	$758	$735

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements
(in thousands except share and per share amounts)

Note 22 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for 2004 and 2003:

	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First

Condensed income statements:

Interest income	$11,351	$10,528	$9,819	$9,218	$9,116	$8,748	$8,452	$8,290
Net interest income	8,216	7,781	7,361	6,828	6,701	6,345	5,888	5,833
Income from continuing operations	1,331	1,337	1,257	1,273	1,464	1,141	1,210	1,162
Net income	$1,331	$1,337	$1,257	$1,273	$1,464	$1,163	$1,286	$1,189

Earnings per share:

Income from continuing operations - Basic	$0.23	$0.24	$0.23	$0.29	$0.33	$0.26	$0.29	$0.29
Income from continuing operations - Diluted	$0.23	$0.23	$0.22	$0.27	$0.32	$0.25	$0.28	$0.27

          Due to the disposal of the assets of Keys Insurance Agency, Inc. in the third quarter of 2003, all previous reported quarterly financial data has been adjusted above to reflect the results of Keys Insurance Agency, Inc. as discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

          On June 10, 2003, the Company dismissed BDO Seidman, LLP as its accountants and retained the accounting firm of Crowe Chizek and Company LLC. BDO Seidman, LLP’s report on the financial statements for the Company for 2002 did not contain an adverse opinion or disclaimer of opinion nor was such report qualified or modified as to audit scope or accounting principle. During such calendar years and the subsequent interim period preceding the change in its accountants, there were no disagreements with the former accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure, which disagreement or disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make a reference to the subject matter of the disagreement in conjunction with their report. The decision to dismiss BDO Seidman, LLP was recommended and approved by the Board of Directors of the Company.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

          The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are adequate in ensuring that material information related to the Corporation is made known to them by others within the Corporation.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

          The Company has made no significant changes in its internal controls or in other factors which may significantly affect these controls subsequent to the evaluation of these controls by the Chief Executive Officer and Chief Financial Officer.

          In accordance with an order of the Securities and Exchange Commission under Section 36 of Securities Exchange Act of 1934 granting an exemption from specified provisions of Exchange Act Rules 13a-1 and 15d-1, the Registrant will file Management’s Annual Report on Internal Control Over Financial Reporting by amendment to this Form 10-K within 45 days of its March 16, 2005 filing deadline.

(c)	Attestation Report of the Registered Public Accounting Firm

          In accordance with the aforementioned order of the Securities and Exchange Commission under Section 36 of Securities Exchange Act of 1934, the Registrant will file an attestation report of Crowe Chizek and Company LLC, its registered public accounting firm, on management’s assessment of the Registrant’s internal control over financial reporting by amendment to this Form 10-K within 45 days of its March 16, 2005 filing deadline.

ITEM 9B.	OTHER INFORMATION

          Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information set forth under the captions “Information About the Board of Directors and Their Committees” and “Executive Officers” under the caption “Election of Directors”, “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company’s 2005 Annual Shareholders Meeting is incorporated herein by reference.

          In 2004, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. We have posted the text of our code of ethics on our website at www.tibbank.com in the section titled “Investor Relations.” In addition, we intend to promptly disclose (i) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver, and the date of the waiver on our website in the future.

ITEM 11. EXECUTIVE COMPENSATION

          The information contained under the captions “Compensation of Executive Officers and Directors” and “Performance Graph” in the Proxy Statement to be utilized in connection with the Company’s 2005 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

          The information contained under the caption “Management and Principal Shareholders” in the Proxy Statement to be utilized in connection with the Company’s 2005 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement to be utilized in connection with the Company’s 2005 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information contained under the caption “Principal Accountant Fees and Services” in the Proxy Statement to be utilized in connection with the Company’s 2005 Annual Shareholders Meeting is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

Exhibit Numbers

3.1	Restated Articles of Incorporation*****

3.2	Bylaws**

4.1	Specimen Stock Certificate*

10.1	Employment Agreement between Edward V. Lett, TIB Financial Corp. and TIB Bank effective March 1, 2004 ***/******

10.2	401(K) Savings and Employee Stock Ownership Plan */***

10.3	Employee Incentive Stock Option Plan */***

10.4	Employment Agreement between Millard J. Younkers, Jr., TIB Financial Corp. and TIB Bank effective March 1, 2004 ***/******

10.5	Employment Agreement between David P. Johnson, TIB Financial Corp. and TIB Bank effective March 1, 2004 ***/******

10.6	Form of Director Deferred Fee Agreement***/****

10.7	Form of Director Split Dollar Agreement***/****

10.8	Form of Salary Continuation Agreement***/****

10.9	Form of Executive Officer Split Dollar Agreement***/****

10.10	Form of Director Deferred Fee Agreement – First Amendment***

10.11	Form of Executive Officer Split Dollar Agreement – First Amendment***

10.12	Form of Director Split Dollar Agreement – First Amendment***

10.13	Employment Agreement between Michael D. Carrigan, TIB Financial Corp. and TIB Bank effective March 1, 2004 ***/******

10.14	Form of Salary Continuation Agreement – First Amendment***

21.1	Subsidiaries of the Company

23.1	Consent of Crowe Chizek and Company LLC

31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

*	Previously filed by the Company as an Exhibit (with the same respective Exhibit Number as indicated herein) to the Company’s Registration Statement (Registration No. 333-03499) and such document is incorporated herein by reference.

**	Previously filed by the Company as Exhibit (with the same respective Exhibit Number as indicated herein) to the Company’s Registration Statement (Registration No. 333-113484) and such document is incorporated herein by reference.

***	Represents a management contract or a compensation plan or arrangement required to be filed as an exhibit.

****	Items 10.6 through 10.9 were previously filed by the Company as Exhibits to the Company’s December 31, 2001 10-K and such documents are incorporated herein by reference.

*****	Incorporated by reference to Appendix A in the Company’s Definitive Proxy Statement filed on April 8, 2004.

******	Items 10.1, 10.4, 10.5 and 10.10 through 10.13 were previously filed by the Company as Exhibits to the Company’s December 31, 2003 10-K and such documents are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2005.

TIB FINANCIAL CORP.

By:	/s/ Edward V. Lett

Edward V. Lett
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2005.

Signature	Title

/s/ Edward V. Lett	President (Principal Executive Officer), Chief Executive Officer
and Director
Edward V. Lett

/s/ Richard C. Bricker, Jr.	Director

Richard C. Bricker, Jr.

/s/ Armando J. Henriquez	Director

Dr. Armando J. Henriquez

/s/ Gretchen K. Holland	Director

Gretchen K. Holland

/s/ Paul O. Jones, Jr., M.D.	Director

Paul O. Jones, Jr., M.D.

/s/ James R. Lawson	Director

James R. Lawson

/s/ Thomas J. Longe	Director

Thomas J. Longe

/s/ John G. Parks, Jr.	Director

John G. Parks, Jr.

Signature	Title

/s/ Marvin F. Schindler	Director

Marvin F. Schindler

/s/ Otis T. Wallace	Director

Otis T. Wallace

/s/ Millard J. Younkers, Jr.	Director

Millard J. Younkers, Jr.

/s/ Robert A. Zolten, M.D.	Director

Robert A. Zolten, M.D.

/s/ David P. Johnson	Chief Financial and Accounting Officer

David P. Johnson