Form 10-K/A
period 2004-12-31
TIB FINANCIAL CORP.
filed 2005-04-08
CIK 1013796

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ or No ☐

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

EXPLANATORY NOTE
ITEM 9A. CONTROLS AND PROCEDURES
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Exhibits
SIGNATURES
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to the TIB Financial Corp. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 16, 2005, is being filed to amend the Original Filing as follows:

•	Item 9A is amended to update Management’s Annual Report on Internal Controls Over Financial Reporting to include management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and

•	the related audit report of the independent registered public accounting firm is included.

     This Amendment No. 1 is filed pursuant to Securities and Exchange Commission Release No. 34-50754 which provides up to 45 additional days beyond the date of the Original Filing for the filing of the above.

     As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

     Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 9A.           CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that material information related to the Corporation is made known to them by others within the Corporation.

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

     The Company has made no significant changes in its internal controls or in other factors which may significantly affect these controls subsequent to the evaluation of these controls by the Chief Executive Officer and Chief Financial Officer.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of TIB Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TIB Financial Corp.’s system of internal control over financial reporting was designed under the supervision of the company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the company’s financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

     TIB Financial Corp.’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that, as of December 31, 2004, the company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report appearing on page 4 of this filing.

Date: April 7, 2005

/s/ Edward V. Lett
Edward V. Lett
President and Chief Executive Officer

/s/ David P. Johnson
David P. Johnson
Executive Vice President and Chief Financial Officer

(c)     Audit Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TIB Financial Corp.
Naples, Florida

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that TIB Financial Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TIB Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that TIB Financial Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, TIB Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of TIB Financial Corp. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 1, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC

Fort Lauderdale, Florida

April 7, 2005

Exhibits

The following exhibits are filed with this report as indicated below:

            Exhibit Numbers and Descriptions

31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 8, 2005.

TIB FINANCIAL CORP.

By:	/s/ Edward V. Lett
Edward V. Lett
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 8, 2005.

Signature	Title

/s/ Edward V. Lett Edward V. Lett	President (Principal Executive Officer), Chief Executive Officer and Director
/s/ Richard C. Bricker, Jr. Richard C. Bricker, Jr.	Director
/s/ Armando J. Henriquez Dr. Armando J. Henriquez	Director
/s/ Gretchen K. Holland Gretchen K. Holland	Director
/s/ Paul O. Jones, Jr., M.D. Paul O. Jones, Jr., M.D.	Director
/s/ James R. Lawson James R. Lawson	Director

Signature	Title
/s/ Thomas J. Longe Thomas J. Longe	Director
/s/ John G. Parks, Jr. John G. Parks, Jr.	Director
/s/ Marvin F. Schindler Marvin F. Schindler	Director
/s/ Otis T. Wallace Otis T. Wallace	Director
/s/ Millard J. Younkers Millard J. Younkers, Jr.	Director
/s/ Robert A. Zolten, M.D. Robert A. Zolten, M.D.	Director
/s/ David P. Johnson David P. Johnson	Chief Financial and Accounting Officer