Form 10-Q
period 2005-03-31
TIB FINANCIAL CORP.
filed 2005-05-10
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended MARCH 31, 2005	Commission File Number 000-21329

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

599 9th STREET NORTH, SUITE 101, NAPLES, FLORIDA  34102-5624

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

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ or No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	5,710,564

Class	Outstanding as of April 30, 2005

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$20,216	$27,410
Federal funds sold	62,391	15,528

Cash and cash equivalents	82,607	42,938

Investment securities available for sale	80,735	77,807
Loans, net of deferred loan costs and fees	719,285	655,678
Less: allowance for loan losses	6,541	6,243

Loans, net	712,744	649,435

Premises and equipment, net	27,141	27,559
Goodwill	155	155
Intangible assets, net	1,320	1,392
Accrued interest receivable and other assets	34,624	30,039

TOTAL ASSETS	$939,326	$829,325

LIABILITIES
Deposits:
Noninterest-bearing demand	$185,012	$152,035
Interest-bearing	614,269	535,824

Total Deposits	799,281	687,859
Federal Home Loan Bank (FHLB) advances	25,000	35,000
Short-term borrowings	19,922	12,157
Long-term borrowings	17,000	18,250
Accrued interest payable and other liabilities	9,844	7,945

TOTAL LIABILITIES	871,047	761,211

SHAREHOLDERS’ EQUITY
Preferred stock — no par value: 5,000,000
and 0 shares authorized, 0 and 0 shares issued	—	—
Common stock — $.10 par value: 20,000,000
and 7,500,000 shares authorized, 5,706,939
and 5,679,239 shares issued	571	568
Additional paid in capital	38,629	38,284
Retained earnings	29,859	28,968
Accumulated other comprehensive income	(780)	294

TOTAL SHAREHOLDERS’ EQUITY	68,279	68,114

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$939,326	$829,325

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except earnings per share amounts)

	Three months ended
	March 31,
	2005	2004
INTEREST AND DIVIDEND INCOME
Loans, including fees	$11,310	$8,601
Investment securities:
Taxable	636	410
Tax-exempt	160	153
Interest bearing deposits in other bank	4	1
Federal Home Loan Bank Stock	27	15
Federal funds sold	209	38

TOTAL INTEREST AND DIVIDEND INCOME	12,346	9,218

INTEREST EXPENSE
Deposits	3,101	1,892
Federal Home Loan Bank advances	175	94
Short-term borrowings	73	9
Long term borrowings	383	395

TOTAL INTEREST EXPENSE	3,732	2,390

NET INTEREST INCOME	8,614	6,828

PROVISION FOR LOAN LOSSES	586	369

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,028	6,459

NON-INTEREST INCOME
Service charges on deposit accounts	608	644
Investment securities gains, net	—	44
Merchant bankcard processing income	1,896	1,760
Fees on mortgage loans sold	492	398
Other income	398	427

TOTAL NON-INTEREST INCOME	3,394	3,273

NON-INTEREST EXPENSE
Salaries and employee benefits	4,212	3,442
Net occupancy expense	1,276	1,122
Other expense	3,565	3,230

TOTAL NON-INTEREST EXPENSE	9,053	7,794

INCOME BEFORE INCOME TAX EXPENSE	2,369	1,938

INCOME TAX EXPENSE	822	665

NET INCOME	$1,547	$1,273

BASIC EARNINGS PER SHARE:	$0.27	$0.29
DILUTED EARNINGS PER SHARE:	$0.26	$0.27

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

			Additional		Accumulated Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2005	5,679,239	$568	$38,284	$28,968	$294	$68,114
Comprehensive income:
Net income				1,547		1,547
Other comprehensive income, net of tax
benefit of $645:
Net market valuation adjustment on
securities available for sale					(1,074)
Other comprehensive income, net of tax						(1,074)

Comprehensive income						473

Exercise of stock options	27,700	3	280			283
Income tax benefit from stock options exercised			65			65
Cash dividends declared, $.115 per share			—	(656)		(656)

Balance, March 31, 2005	5,706,939	$571	$38,629	$29,859	$(780)	$68,279

			Additional		Accumulated Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2004	4,431,328	$443	$14,255	$26,203	$345	$41,246
Comprehensive income:
Net income				1,273		1,273
Other comprehensive income, net of tax
expense of $431:
Net market valuation adjustment on
securities available for sale					740
Less: reclassification adjustment for gains
included in net income					(27)
Other comprehensive income, net of tax						713

Comprehensive income						1,986

Exercise of stock options	57,736	6	420			426
Income tax benefit from stock options exercised			122			122
Cash dividends declared, $.1125 per share			—	(505)		(505)

Balance, March 31, 2004	4,489,064	$449	$14,797	$26,971	$1,058	$43,275

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE IN CASH AND CASH EQUIVALENTS
(Unaudited)
(dollars in thousands)

	For the three month period ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,547	$1,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	617	527
Provision for loan losses	586	369
Deferred income tax benefit	(120)	(115)
Investment securities net gains	—	(44)
Net gain on sale/disposal of premises, equipment and intangibles	(32)	(1)
Mortgage loans originated for sale	(45,679)	(27,195)
Proceeds from sale of mortgage loans	43,153	24,901
Fees on mortgage loans sold	(492)	(398)
Increase in accrued interest receivable and other assets	(818)	(109)
Increase (decrease) in accrued interest payable and other liabilities	1,960	(581)

NET CASH PROVIDED BY (USED BY) OPERATING ACTIVITIES	722	(1,373)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(5,000)	—
Repayments of principal and maturities of investment securities available for sale	332	1,199
Sales of investment securities available for sale	—	2,046
Net sale of FHLB stock	129	1,250
Proceeds from sales of government guaranteed loans	—	569
Loans originated or acquired, net of principal repayments	(63,988)	(11,854)
Purchases of premises and equipment	(186)	(1,525)
Sales of premises, equipment and intangibles	93	2

NET CASH USED BY INVESTING ACTIVITIES	(68,620)	(8,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	7,765	1,306
Net decrease in FHLB short-term advances	(10,000)	(15,000)
Repayments of FHLB long-term advances	—	(10,000)
Repayments of notes payable	(1,250)	—
Net increase in demand, money market and savings accounts	55,564	54,250
Net increase in time deposits	55,858	9,370
Proceeds from exercises of stock options	283	426
Cash dividends paid	(653)	(499)

NET CASH PROVIDED BY FINANCING ACTIVITIES	107,567	39,853

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,669	30,167
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,938	33,681

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,607	$63,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
Interest	$3,655	$3,621

Income taxes	$—	$—

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(In thousands except for share and per share amounts)

NOTE 1 — BASIS OF PRESENTATION & ACCOUNTING POLICIES

TIB Financial Corp. is a financial holding company headquartered in Naples, Florida. TIB Financial Corp. owns and operates TIB Bank, which has a total of sixteen branches in Florida that are located in Monroe, Miami-Dade, Collier and Lee counties.

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. For further information and an additional description of the Company’s accounting policies, refer to the Company’s annual report for the year ended December 31, 2004.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiary, TIB Bank, and the Bank’s subsidiary, TIB Investment Center Inc. (this corporation was dissolved in January 2005 — see Note 2), collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported on have been reclassified to conform to the current period presentation.

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning), and the term “Bank” means TIB Bank and its subsidiaries (unless the context indicates another meaning).

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

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the 2004 Annual Report and 10-K.

NOTE 2 — ACQUISITIONS AND DIVESTITURES

On December 15, 2004, the Company closed the sale of certain intangible assets which primarily comprised a book of business which served as the foundation of the Company’s investment center operations. The buyer paid $50 in cash at the closing. The Company recognized a gain of $50 on the transaction. Under the purchase agreement, additional cash payments totaling up to $60 may be paid to the Company subject to the achievement of certain production and customer and asset retention thresholds. Additionally, the Company will receive monthly cash payments of 10% of production related to new referrals made through December 31, 2005. On January 7, 2005, the Company filed Articles of Dissolution dissolving TIB Investment Center, Inc.

NOTE 3 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2005 and December 31, 2004 are presented below:

	March 31, 2005
(dollars in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$5,179	$2	$142	$5,039
U.S. Government agencies and corporations	59,208	47	1,814	57,441
States and political subdivisions-tax-exempt	9,595	156	76	9,675
States and political subdivisions-taxable	2,691	10	13	2,688
Marketable equity securities	3,000	521	—	3,521
Mortgage-backed securities	2,311	60	—	2,371

	$81,984	$796	$2,045	$80,735

	December 31, 2004
(dollars in thousands)	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$5,178	$5	$29	$5,154
U.S. Government agencies and corporations	54,228	104	869	53,463
States and political subdivisions-tax-exempt	9,596	246	26	9,816
States and political subdivisions-taxable	2,862	17	23	2,856
Marketable equity securities	3,000	987	—	3,987
Mortgage-backed securities	2,473	58	—	2,531

	$77,337	$1,417	$947	$77,807

NOTE 4 — LOANS

Major classifications of loans are as follows:

(dollars in thousands)	March 31, 2005	December 31, 2004
Real estate mortgage loans:
Commercial	$393,362	$351,346
Residential	70,490	67,204
Farmland	4,825	4,971
Construction and vacant land	67,552	49,815
Commercial and agricultural loans	57,647	64,622
Indirect auto dealer loans	98,633	91,890
Home equity loans	14,637	13,856
Other consumer loans	10,075	9,817

Total loans	717,221	653,521
Net deferred loan costs	2,064	2,157

Loans, net of deferred loan costs	$719,285	$655,678

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004 follows:

(dollars in thousands)	2005	2004
Balance, January 1	$6,243	$5,216
Provision for loan losses charged to expense	586	369
Loans charged off	(307)	(243)
Recoveries of loans previously charged off	19	5

Balance, March 31	$6,541	$5,347

NOTE 6 — EARNINGS PER SHARE AND COMMON STOCK

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months ended March 31:

	2005	2004
For the three months ended March 31:
Basic	5,686,233	4,462,493
Dilutive effect of options outstanding	179,866	196,901

Diluted	5,866,099	4,659,394

Stock options for 20,082 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2004 because they were anti-dilutive. There were no anti-dilutive stock options outstanding for the three months ended March 31, 2005. The effect of stock options is the sole common stock equivalent for purposes of calculating diluted earnings per common share.

NOTE 7 — STOCK-BASED COMPENSATION

Total stock options granted, exercised, and expired/forfeited during the three months ended March 31, 2005, were 69,500, 27,700 and 8,000, respectively. As of March 31, 2005, there were 442,994 options for shares outstanding.

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

For the three months ended March 31,
(dollars in thousands, except per share amounts)	2005	2004

Net income, as reported	$1,547	$1,273
Stock-based compensation expense determined under fair value based method, net of tax	63	72

Pro forma net income	$1,484	$1,201

Basic earnings per share as reported	$0.27	$0.29
Pro forma basic earnings per share	0.26	0.27
Diluted earnings per share as reported	0.26	0.27
Pro forma diluted earnings per share	0.25	0.26

NOTE 8 — CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at March 31, 2005 and December 31, 2004:

	Well	Adequately
	Capitalized	Capitalized	March 31, 2005	December 31, 2004
	Requirement	Requirement	Actual	Actual
Tier 1 Capital (to Average Assets)
Consolidated	≥5%	≥4%	9.1%	10.0%
Bank	≥5%	≥4%	9.5%	10.5%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	≥6%	≥4%	9.9%	10.9%
Bank	≥6%	≥4%	10.3%	11.4%

Total Capital (to Risk Weighted Assets)
Consolidated	≥10%	≥8%	11.2%	12.6%
Bank	≥10%	≥8%	11.1%	12.4%

Management believes, as of March 31, 2005, that the Company and the Bank met all capital requirements to which they are subject. The Company has included the trust preferred securities that were issued in September 2000 and July 2001 in Tier 1 and Total capital.

NOTE 9 — SEGMENT REPORTING

TIB Financial Corp. has two reportable segments: community banking and merchant bankcard processing. The community banking segment’s business is to attract deposits from the public and to use such deposits to make real estate, business and consumer loans in its primary service area. The merchant bankcard processing segment processes credit card transactions for local merchants. Parent and other includes the operations of the holding company and retail investment service operations of the Bank.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies.

Intercompany transactions have been eliminated in preparing the segment reporting amounts below.

The results of the Company’s segments are as follows (dollars in thousands):

		Merchant	Parent
Three months ended	Community	Bankcard	And
March 31, 2005	Banking	Processing	Other	Totals

Interest and dividend income	$12,346	$—	$—	$12,346
Interest expense	3,349	—	383	3,732

Net interest and dividend income (expense)	8,997	—	(383)	8,614
Other income	1,488	1,896	10	3,394
Depreciation and amortization	615	2	—	617
Other expense	7,295	1,575	152	9,022

Pretax segment profit (loss)	$2,575	$319	$(525)	$2,369

Segment Assets	$938,876	$34	$416	$939,326

		Merchant	Parent
Three months ended	Community	Bankcard	and
March 31, 2004	Banking	Processing	Other	Totals

Interest and dividend income	$9,218	$—	$—	$9,218
Interest expense	1,995	—	395	2,390

Net interest and dividend income (expense)	7,223	—	(395)	6,828
Other income	1,414	1,760	99	3,273
Depreciation and amortization	515	11	1	527
Other expense	6,009	1,433	194	7,636

Pretax segment profit (loss)	$2,113	$316	$(491)	$1,938

Segment Assets	$710,065	$37	$455	$710,557

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

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of March 31, 2005, and statement of income for the three months ended March 31, 2005. Operating results for the three months ended March 31, 2005 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2005.

QUARTERLY SUMMARY

Our first quarter 2005 net income of $1.5 million represents an increase of 22% over $1.3 million reported for the quarter ended March 31, 2004. On a per diluted share basis, earnings were $0.26 for the first quarter of 2005 as compared to $0.27 for the first quarter of 2004 due to dilution caused by a successful public offering in April 2004 of 1.15 million new common shares which provided the capital necessary to fuel our expansion strategy in southwest Florida. Credit quality remains excellent and we continue to see growth opportunities in our newer southwest Florida markets as well as our traditional base in the Florida Keys.

The high-growth Naples-Fort Myers area continues to reaffirm the exportability of our island banking culture as our new customers are rapidly discovering what our customers in the Florida Keys have known for years. Our continued focus on providing superior customer service is filling a much needed void in our local markets, which are realizing the effects of big bank mergers and acquisitions.

The increase in net income for the first quarter of 2005 over the respective prior-year period resulted primarily from a 26% increase in net interest income from $6.8 million a year ago to $8.6 million in the current quarter. The net interest margin on a tax equivalent basis for the three months ended March 31, 2005 was 4.40%, compared with 4.50% for the three months ended March 31, 2004.

Non-interest expense for the first quarter of 2005 was $9.1 million, compared with $7.8 million for the first quarter of 2004. The increase in non-interest expense is primarily attributable to expenses associated with increased regulatory compliance and the Company’s ongoing expansion activities in the southwest Florida market, which included the addition of two new branch offices and several key senior staff personnel.

Credit quality remained solid during the first quarter of 2005 which ended with non-performing loans representing only 0.05% of gross loans. As of March 31, 2005, the allowance for loan losses totaled $6.5 million, or 0.91% of total loans and 1,673% of non-performing loans. These figures compare with 0.97% and 1,107%, respectively, as of March 31, 2004.

Total assets increased more than 32% to $939.3 million as of March 31, 2005, compared with $710.6 million a year ago. On a quarter over quarter basis, total assets increased more than 13%, which is reflective of the company’s solid organic growth since December 31, 2004. Total loans grew more than 30% to $717.2 million as of March 31, 2005, versus $549.6 million a year ago. Total deposits increased more than 29% to $799.3 million as of March 31, 2005, compared with $617.4 million a year ago.

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

RESULTS OF OPERATIONS
Our net income of $1.5 million for the first quarter of 2005 increased 21.5%, compared to $1.3 million for the same period last year. Basic and diluted earnings per share for the first quarter of 2005 were $0.27 and $0.26, respectively, as compared to $0.29 and $0.27 per share in the previous year’s quarter.

Annualized return on average assets was 0.72% and 0.76% for the first quarter of 2005 and 2004, respectively, while the annualized return on average shareholders’ equity was 9.20% and 12.04% for the same period. The decline in the return on average shareholders’ equity in the current year is primarily attributable to the 57.8% increase in shareholders’ equity from March 31, 2004 to March 31, 2005 due to the stock offering in the second quarter of 2004 and exercises of stock options.

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

Net interest income increased 26.2%, to $8.6 million in the three months ended March 31, 2005 as compared to $6.8 million in the same period last year. While the prime rate as published in the Wall Street Journal remained at 4.00% for the first quarter of 2004 it increased from 5.25% at the beginning of 2005 to 5.75% by the end of the first quarter 2005. Many of the Bank’s loans are indexed to this floating rate, although they may also include floors. The higher level of prime rate in the first quarter of 2005 compared to the comparative period in 2004 is apparent in the positive impact on yields in the loan portfolio as the effects of the higher rates are reflected in variable loan re-pricings and new loan production. Increased loan volume is the primary driver affecting the increased net interest income in the current period.

In April 2002, the Bank began a program to acquire indirect automobile loans. We predominantly buy loans from auto dealers in Southwest Florida which are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. As of March 31, 2005 we had $98.6 million of indirect auto dealer loans outstanding, compared to $66.8 million at March 31, 2004. Coupled with the appropriate safeguards, we believe this product continues to offer us an opportunity to increase asset yields while not sacrificing our primary objective of maintaining strong asset quality.

The average yield on interest-earning assets for the first three months of 2005 was 6.29% which was an increase of 23 basis points compared to the 6.06% yield earned during the first three months of 2004. The average cost of interest-bearing deposits increased 44 basis points from 1.72% during the first three months of 2004 to 2.16% for the comparable period in 2005, and the rate of all interest-bearing liabilities increased 44 basis points, from 1.93% in 2004 to 2.37% in 2005. The Company’s net interest margin decreased to 4.40% in the first three months of 2005 compared to 4.50% in the first three months of 2004. We anticipate interest rates to continue slowly trending up over the next six months. If this occurs or if rates remain stable, net interest margin should be fairly consistent as our mix of assets and liabilities should grow in roughly the same proportions that exist currently on our balance sheet. Our margin is derived from the rate difference between our average yields on our current mix of assets in excess of our average cost of liabilities.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2005 and March 31, 2004.

		2005			2004
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Interest-earning assets:
Loans (1)(2)	$686,418	$11,312	6.68%	$546,516	$8,602	6.33%
Investment securities (2)	74,022	779	4.27%	49,093	553	4.53%
Marketable equity securities — 90% tax
exempt (2)	3,680	96	10.58%	3,000	87	11.74%
Interest-bearing deposits in other banks	633	4	2.56%	589	1	0.51%
Federal Home Loan Bank stock	2,555	27	4.29%	1,879	16	3.34%
Federal funds sold	34,348	209	2.47%	16,225	38	0.94%

Total interest-earning assets	801,656	12,427	6.29%	617,302	9,297	6.06%

Non-interest-earning assets:
Cash and due from banks	22,560			18,568
Premises and equipment, net	27,414			20,433
Allowances for loan losses	(6,358)			(5,292)
Other assets	30,159			26,076

Total non-interest-earning assets	73,775			59,785

Total assets	$875,431			$677,087

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$91,727	178	0.79%	$70,636	56	0.32%
Money market	158,655	633	1.62%	122,444	226	0.74%
Savings deposits	46,537	52	0.45%	41,277	40	0.39%
Time deposits	284,232	2,238	3.19%	209,305	1,570	3.02%

Total interest-bearing deposits	581,151	3,101	2.16%	443,662	1,892	1.72%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	39,814	248	2.53%	35,109	103	1.18%
Long-term borrowings	17,208	383	9.03%	18,250	395	8.71%

Total interest-bearing liabilities	638,173	3,732	2.37%	497,021	2,390	1.93%

Non-interest-bearing liabilities and
shareholders’ equity:
Demand deposits	158,525			129,855
Other liabilities	10,555			7,922
Shareholders’ equity	68,178			42,289

Total non-interest-bearing liabilities and shareholders’ equity	237,258			180,066

Total liabilities and shareholders’ equity	$875,431			$677,087

Interest rate spread (tax equivalent basis)			3.92%			4.13%

Net interest income (tax equivalent basis)		$8,695			$6,907

Net interest margin (3) (tax equivalent basis)			4.40%			4.50%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income for the three months ended March 31, 2005 and March 31, 2004. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2005 compared to 2004(1)
	Due to changes in
(dollars in thousands)			Net
	Average	Average	Increase
	Volume	Rate	(Decrease)

Interest income
Loans (2)	$2,289	$421	$2,710
Investment securities (2)	264	(38)	226
Marketable equity securities (2)	18	(9)	9
Interest-bearing deposits in other banks	—	3	3
Federal Home Loan Bank Stock	7	4	11
Federal funds sold	70	101	171

Total interest income	2,648	482	3,130

Interest expense
NOW accounts	21	101	122
Money market	83	324	407
Savings deposits	5	7	12
Time deposits	587	81	668
Short-term borrowings and FHLB advances	15	130	145
Long-term borrowings	(29)	17	(12)

Total interest expense	682	660	1,342

Change in net interest income	$1,966	$(178)	$1,788

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(2)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

PROVISION FOR LOAN LOSSES
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased 58.8%, to $0.6 million in the first quarter of 2005 compared to $0.4 million in the comparable prior year quarter. The higher provision for loan losses in 2005 was primarily attributable to the continued growth and change in composition of the loan portfolio coupled with slightly higher charge offs. Total loans outstanding grew $63.7 million, or 9.7%, during the first quarter of 2005, as compared to $11.0 million, or 2.1%, during the first quarter of 2004. The largest dollar increase during the first quarter of 2005 occurred in commercial real estate loans which increased $42.0 million, or 12.0%. This compares to a $3.5 million, or 1.2% decrease in commercial real estate loans during the first quarter of 2004.

Total loans outstanding were $717.2 million at March 31, 2005, compared to $549.6 million at March 31, 2004. Net charge-offs were $0.3 million during the three months ended March 31, 2005 compared to $0.2 million for the same period in 2004.

Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME
Non-interest income for the first quarter of 2005 was $3.4 million. This represents a 3.7% increase over the prior year quarter which totaled $3.3 million. The increase in non-interest income is primarily attributable to an increase in Merchant bankcard processing income and in fees on mortgage loans sold. The increase in merchant bankcard processing income is primarily a result of volume increases. The increase in fees on mortgage loans sold is primarily a result of increased pass through loan volume during the 2005 quarter.

NON-INTEREST EXPENSE
Non-interest expense for the first quarter of 2005 was $9.1 million. This represents a 16.2%, increase over the prior year quarter which totaled $7.8 million. The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $0.8 million. At March 31, 2005 the Bank had 308 full-time employees and 15 part-time employees, compared to 267 full-time employees and 17 part-time employees at March 31, 2004. The increased staffing was attributable to the opening of two branches in Southwest Florida in the second half of 2004, additions to manage growth throughout the Company and additions to assist in security and regulatory compliance. Likewise, the majority of the other increases in the non-interest expense category are the result of costs associated with the growth of our business.

INCOME TAXES
The provision for income taxes includes federal and state income taxes. The effective tax rates were 34.7% and 34.3%, for the three months ended March 31, 2005 and 2004, respectively.

BALANCE SHEET
Total assets at March 31, 2005 were $939.3 million, up 13.3% from total assets of $829.3 million at December 31, 2004. Asset growth was primarily funded by an increase in deposits of $111.4 million, or 16.2%. Loans net of deferred loan costs increased $63.6 million, or 9.7%, to $719.3 million for the first three months of 2005 from year end 2004. The largest dollar increase came in the commercial real estate loan category which increased $42.0 million, or 12.0%. Although we have continued to expand our indirect dealer auto loan program, it has begun to decrease in percentage in proportion to the loan portfolio as a whole. At March 31, 2005, indirect auto loans accounted for $98.6 million, or 13.8%, of our loan portfolio as compared to $91.9 million, or 14.1%, at December 31, 2004.

During the first three months of 2005, we reduced our advances from the Federal Home Loan Bank by $10.0 million. Total advances outstanding were $25.0 million at March 31, 2005 as compared to $35.0 million at December 31, 2004.

Shareholders’ equity totaled $68.3 million at March 31, 2005, increasing from $68.1 million at December 31, 2004. Book value per share decreased to $11.96 at March 31, 2005 from $11.99 at December 31, 2004 due primarily to the decrease in accumulated other comprehensive income related to unrealized losses on investments available-for-sale. Such unrealized losses arose primarily from increases in market interest rates. The Company declared a quarterly dividend of $0.115 per share in the first quarter of 2005 and $0.1125 per share in the first quarter of 2004.

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

Non-performing assets were as follows:

(dollars in thousands)	March 31, 2005	December 31, 2004
Total nonaccrual loans	$391	$704
Accruing loans delinquent 90 days or more (a)	—	—

Total non-performing loans	$391	$704

Repossessed personal property (indirect auto dealer loans)	814	688
Other real estate owned (b)	190	882
Other assets (b)	2,688	2,665

Total non-performing assets	$4,083	$4,939

Allowance for loan losses	$6,541	$6,243

Non-performing assets as a percent of total assets	0.43%	0.60%
Non-performing loans as a percent of gross loans	0.05%	0.11%
Allowance for loan losses as a percent of non-performing loans	1,672.9%	886.8%

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

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1.9 million) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at March 31, 2005 and December 31, 2004, and is accruing interest. Accrued interest on this loan totals approximately $703,000 and $677,000 at March 31, 2005 and December 31, 2004, respectively.

The Bank is pursuing a sale of the property and equipment and has incurred various expenditures. The Bank capitalized the liquidation costs and a portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books related to this property totaled $190,000 at March 31, 2005 and December 31, 2004. The non-guaranteed principal and interest ($2.0 million at March 31, 2005 and December 31, 2004) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $784,000 and $704,000 at March 31, 2005 and December 31, 2004, respectively, are included as “other assets” in the financial statements.

The Bank sold certain pieces of equipment associated with the lumber mill property. Proceeds from the sales were used to reduce the other real estate amount and liquidation cost amounts recorded on the Bank’s books. In 2003, the Bank wrote down the carrying amount of the other real estate by $262,000 based upon anticipated proceeds from the sale of the property and remaining equipment.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. The Bank was awarded title to the real property on June 12, 2001, and an adjudicated interest in the owner’s trust proceeds. The time constraints imposed by Florida law required that the personal property be disposed of or charged off by December 2001. The Bank applied to the State of Florida for an extension to carry the personal property on the Bank’s books and was granted an extension to carry the personal property on its books until June 11, 2003. Since the property had not been liquidated as of such date, the Bank charged-off the non guaranteed principal and interest totaling $2.0 million at June 30, 2003, for regulatory purposes. Since we believe this amount is ultimately realizable, we did not write off this amount for financial statement purposes under generally accepted accounting principles.

The allowance for loan losses amounted to $6.5 million and $6.2 million at March 31, 2005 and December 31, 2004, respectively.

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

Based on an analysis performed by management at March 31, 2005, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

During 2004, as the indirect auto dealer loan portfolio began to mature, the loss history approached expected levels and the management processes, controls and monitoring and risk management tools implemented throughout recent years indicated that higher multipliers were necessary for the indirect loan portfolio. Contemporaneously, as the Florida economy has grown at an accelerated pace compared to other markets, real estate prices have escalated and local economies have benefited resulting in diminishing historical and expected loss factors. Analysis of these events resulted in these same tools indicating that lower multipliers were necessary for commercial loans collateralized by real estate. Looking forward, although the concentration of indirect auto dealer loan category has increased rapidly since the inception of this program, management believes that this growth has peaked slightly below 15% of the total loan portfolio composition. This category should continue to decrease as a percentage of the loan portfolio as we expect overall asset and loan growth to continue. As this occurs, if we make the assumption, however unlikely, that all other factors were to remain constant, we would expect that the allowance for loan losses would continue to decrease as a percentage of gross loans in the near term.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2005, there were $25.0 million in advances outstanding in addition to a $15 million letter of credit used in lieu of pledging securities to the State of Florida. In July 2004, new agreements were executed with the FHLB and a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans was done to bring the collateral availability up to approximately $159.7 million.

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

Our interest rate sensitivity position at March 31, 2005 is presented in the table below:

	3 months	4 to 6	7 to 12	1 to 5	Over 5
(dollars in thousands)	or less	Months	Months	years	Years	Total
Interest-earning assets:
Loans	$309,484	$36,094	$44,479	$260,282	$66,882	$717,221
Investment securities-taxable	1,013	—	—	42,184	24,342	67,539
Investment securities-tax exempt	—	—	—	3,139	6,536	9,675
Marketable equity securities	3,521	—	—	—	—	3,521
Federal Home Loan Bank stock	2,781	—	—	—	—	2,781
Fed funds sold	62,391	—	—	—	—	62,391
Interest bearing deposit in other bank	367	—	—	—	—	367

Total interest-bearing assets	379,557	36,094	44,479	305,605	97,760	863,495

Interest-bearing liabilities:
NOW accounts	89,055	—	—	—	—	89,055
Money Market	169,391	—	—	—	—	169,391
Savings Deposits	48,783	—	—	—	—	48,783
Time deposits	46,509	22,471	151,002	87,053	5	307,040
Notes payable	—	—	—	—	4,000	4,000
Subordinated debentures	5,000	—	—	—	8,000	13,000
Other borrowings	44,922	—	—	—	—	44,922

Total interest-bearing liabilities	403,660	22,471	151,002	87,053	12,005	676,191

Interest sensitivity gap	$(24,103)	$13,623	$(106,523)	$218,552	$85,755	$187,304

Cumulative interest sensitivity gap	$(24,103)	$(10,480)	$(117,003)	$101,549	$187,304	$187,304

Cumulative sensitivity ratio	(2.8)%	(1.2)%	(13.5)%	11.8%	21.7%	21.7%

We are cumulatively liability sensitive through the one year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as non-indexed NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Accordingly, if market interest rates should decrease, it is anticipated that the net interest margin would decrease. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Therefore, if rates increase, it is anticipated that the net interest margin would, over time, increase, and this is particularly true over longer time horizons since the Company has more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, we believe the $117 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a changing rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore, offer the Company the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the -20% to +10% range. At March 31, 2005 we were within this range with a one year cumulative sensitivity ratio of -13.5%.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2005, total unfunded loan commitments were approximately $133.2 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At March 31, 2005, commitments under standby letters of credit aggregated approximately $2.4 million.

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

The following interest rate sensitivity analysis information as of March 31, 2005 was developed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

These rate changes are matched with known repricing intervals and assumptions for new growth net of expected prepayments. The assumptions are based primarily on experience in the Company’s market under varying rate environments. The imbedded options that the Company’s loan customers possess to refinance are considered for purposes of this analysis along with scheduled and unscheduled principal reductions offset by anticipated loan originations.

This analysis intentionally exaggerates interest sensitivity. For the sake of simplicity and comparability, an immediate change in rates is assumed. However, any significant change in actual market rates would probably be phased in over an extended period of time. This phase in would reduce the net interest income effects for any absolute change in rates. Also, the Company has been originating adjustable rate commercial loans with interest rate floors that are currently at rates higher than the index and margin on the loans would indicate. An example would be a loan at Prime plus 1% but with a 7.0% floor. The Company currently has in excess of $188 million of these types of loans where the loan rates are at the floors. The effects of this are twofold. First, this has benefited our margins currently since we have assets earning yields higher than would be the case absent the floor rates. Second, in a declining rate environment and in a limited rising rate environment those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does constrain income gains in a rising rate market. In general, having this significant amount of loans at their floors reduces the Company’s overall rate sensitivity.

The Company attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities, wholesale funding, and Fed Funds positions to offset the repricing characteristics of the deposit liabilities.

Item 4.  CONTROLS AND PROCEDURES

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

Part II.     OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

Item 5.  OTHER INFORMATION

     Not applicable

Item 6.  EXHIBITS

(a) Exhibits

3.1	Amendment to Restated Articles of Incorporation of TIB Financial Corp.
3.2	Amendment to Bylaws
31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.

/s/ Edward V. Lett
Date: May 10, 2005	Edward V. Lett
President and Chief Executive Officer

/s/ David P. Johnson
David P. Johnson
Executive Vice President and Chief Financial Officer