Form 10-K/A
period 2004-12-31
TIB FINANCIAL CORP.
filed 2005-08-03
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)
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
(239) 263-3344
(Registrant’s telephone number)
Securities Registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act: Common stock, par value $0.10
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 2005 was $144,907,000 based on $25.50 per share as of February 28, 2005.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SIGNATURES
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT
EX-31.1: SECTION 302 CERTIFICATION
EX-31.2: SECTION 302 CERTIFICATION
EX-32.1: SECTION 906 CERTIFICATION
EX-32.2: SECTION 906 CERTIFICATION

EXPLANATORY NOTE
     This Amendment No. 2 on Form 10-K/A to the TIB Financial Corp. (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on March 16, 2005, is being filed to amend the Original Filing as follows:
•	To refile the Report of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm, to include the conformed signature of the firm and a reference to the “(United States)” Public Company Accounting Oversight Board in the report, which were inadvertently omitted and to correct the city of the Company’s principal executive offices, Naples, Florida.
The corrected report of Crowe Chizek and Company LLC is included below. The consolidated financial statements and notes thereto from the Original Filing have been included in their entirety following the corrected report of Crowe Chizek and Company LLC and have not been updated for events occurring subsequent to the March 16, 2005 filing date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TIB Financial Corp.
Naples, FL.
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
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC
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

Exhibits
The following exhibits are filed with this report as indicated below:
     Exhibit Numbers and Descriptions
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2005.
TIB FINANCIAL CORP.

By:	/s/ Edward V. Lett

Edward V. Lett President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 3, 2005.

Signature	Title

/s/ Edward V. Lett	President (Principal Executive Officer), Chief Executive Officer and Director

Edward V. Lett

/s/ Richard C. Bricker, Jr.	Director

Richard C. Bricker, Jr.

/s/ Gretchen K. Holland	Director

Gretchen K. Holland

/s/ Paul O. Jones, Jr., M.D.	Director

Paul O. Jones, Jr., M.D.

/s/ Thomas J. Longe	Director

Thomas J. Longe

Signature	Title

/s/ John G. Parks, Jr.	Director

John G. Parks, Jr.

/s/ Marvin F. Schindler	Director

Marvin F. Schindler

/s/ Otis T. Wallace	Director

Otis T. Wallace

/s/ David P. Johnson	Chief Financial and Accounting Officer

David P. Johnson