Form 10-Q
period 2005-06-30
TIB FINANCIAL CORP.
filed 2005-08-09
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
June 30, 2005	000-21329
TIB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
599 9th STREET NORTH, SUITE 101, NAPLES, FLORIDA 34102-5624

(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:                (239) 263-3344
Not Applicable

(Former name, former address and former fiscal year,
if changed since last report)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	5,747,540

Class	Outstanding as of July 31, 2005

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$20,488	$27,410
Federal funds sold	77,550	15,528

Cash and cash equivalents	98,038	42,938

Investment securities available for sale	86,992	77,807

Loans, net of deferred loan costs and fees	775,759	655,678
Less: allowance for loan losses	7,013	6,243

Loans, net	768,746	649,435

Premises and equipment, net	25,810	27,559
Goodwill	155	155
Intangible assets, net	1,247	1,392
Accrued interest receivable and other assets	31,897	30,039

TOTAL ASSETS	$1,012,885	$829,325

LIABILITIES
Deposits:
Noninterest-bearing demand	$213,328	$152,035
Interest-bearing	656,881	535,824

Total Deposits	870,209	687,859
Federal Home Loan Bank (FHLB) advances	25,000	35,000
Short-term borrowings	17,593	12,157
Long-term borrowings	17,000	18,250
Accrued interest payable and other liabilities	12,343	7,945

TOTAL LIABILITIES	942,145	761,211

SHAREHOLDERS’ EQUITY
Preferred stock — no par value: 5,000,000 shares authorized, 0 and 0 shares issued	—	—
Common stock — $.10 par value: 20,000,000 and 7,500,000 shares authorized, 5,712,264 and 5,679,239 shares issued	571	568
Additional paid in capital	38,715	38,284
Retained earnings	31,386	28,968
Accumulated other comprehensive income	68	294

TOTAL SHAREHOLDERS’ EQUITY	70,740	68,114

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,012,885	$829,325

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except earnings per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

INTEREST AND DIVIDEND INCOME
Loans, including fees	$12,934	$8,960	$24,244	$17,560
Investment securities:
Taxable	708	633	1,344	1,044
Tax exempt	161	172	321	325
Interest bearing deposits in other bank	2	4	6	5
Federal Home Loan Bank Stock	31	9	58	24
Federal funds sold	389	41	598	79

TOTAL INTEREST AND DIVIDEND INCOME	14,225	9,819	26,571	19,037

INTEREST EXPENSE
Deposits	3,895	1,980	6,996	3,872
Federal Home Loan Bank advances	193	70	368	164
Short-term borrowings	110	12	183	21
Long term borrowings	391	396	774	791

TOTAL INTEREST EXPENSE	4,589	2,458	8,321	4,848

NET INTEREST INCOME	9,636	7,361	18,250	14,189

PROVISION FOR LOAN LOSSES	730	649	1,316	1,018

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,906	6,712	16,934	13,171

NON-INTEREST INCOME
Service charges on deposit accounts	567	637	1,175	1,281
Investment securities gains, net	—	52	—	96
Merchant bankcard processing income	1,762	1,534	3,658	3,294
Fees on mortgage loans sold	582	645	1,074	1,043
Other income	668	463	1,066	890

TOTAL NON-INTEREST INCOME	3,579	3,331	6,973	6,604

NON-INTEREST EXPENSE
Salaries and employee benefits	4,410	3,614	8,622	7,056
Net occupancy expense	1,349	1,191	2,625	2,313
Other expense	3,311	3,348	6,876	6,578

TOTAL NON-INTEREST EXPENSE	9,070	8,153	18,123	15,947

INCOME BEFORE INCOME TAX EXPENSE	3,415	1,890	5,784	3,828

INCOME TAX EXPENSE	1,231	633	2,053	1,298

NET INCOME	$2,184	$1,257	$3,731	$2,530

BASIC EARNINGS PER SHARE:	$0.38	$0.23	$0.66	$0.51
DILUTED EARNINGS PER SHARE:	$0.37	$0.22	$0.64	$0.49
(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2005	5,706,939	$571	$38,629	$29,859	$(780)	$68,279
Comprehensive income:
Net income				2,184		2,184
Other comprehensive income, net of tax expense of $509:
Net market valuation adjustment on securities available for sale					848
Other comprehensive income, net of tax						848

Comprehensive income						3,032

Exercise of stock options	5,325	—	58			58
Income tax benefit from stock options exercised			28			28
Cash dividends declared, $.115 per share				(657)		(657)

Balance, June 30, 2005	5,712,264	$571	$38,715	$31,386	$68	$70,740

					Accumulated
			Additional		Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2004	4,489,064	$449	$14,797	$26,971	$1,058	$43,275
Comprehensive income:
Net income				1,257		1,257
Other comprehensive income, net of tax benefit of $1,290:
Net market valuation adjustment on securities available for sale					(2,106)
Less: reclassification adjustment for gains
included in net income					(33)
Other comprehensive income, net of tax						(2,139)

Comprehensive income						(882)

Public offering of 1,150,000 shares	1,150,000	115	23,115			23,230
Exercise of stock options	18,893	2	105			107
Income tax benefit from stock options exercised			73			73
Cash dividends declared, $.1125 per share				(637)		(637)

Balance, June 30, 2004	5,657,957	$566	$38,090	$27,591	$(1,081)	$65,166

(continued)

					Accumulated
			Additional		Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2005	5,679,239	$568	$38,284	$28,968	$294	$68,114
Comprehensive income:
Net income				3,731		3,731
Other comprehensive income, net of tax benefit of $136:
Net market valuation adjustment on securities available for sale					(226)
Other comprehensive income, net of tax						(226)

Comprehensive income						3,505

Exercise of stock options	33,025	3	338			341
Income tax benefit from stock options exercised			93			93
Cash dividends declared, $.23 per share				(1,313)		(1,313)

Balance, June 30, 2005	5,712,264	$571	$38,715	$31,386	$68	$70,740

					Accumulated
			Additional		Other	Total
		Common	Paid in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2004	4,431,328	$443	$14,255	$26,203	$345	$41,246
Comprehensive income:
Net income				2,530		2,530
Other comprehensive income, net of tax benefit of $859:
Net market valuation adjustment on securities available for sale					(1,366)
Less: reclassification adjustment for gains
included in net income					(60)
Other comprehensive income, net of tax						(1,426)

Comprehensive income						1,104

Public offering of 1,150,000 shares	1,150,000	115	23,115			23,230
Exercise of stock options	76,629	8	526			534
Income tax benefit from stock options exercised			194			194
Cash dividends declared, $.225 per share				(1,142)		(1,142)

Balance, June 30, 2004	5,657,957	$566	$38,090	$27,591	$(1,081)	$65,166

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE IN CASH AND CASH EQUIVALENTS
(Unaudited)
(dollars in thousands)

	For the six month period ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,731	$2,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,235	1,072
Provision for loan losses	1,316	1,018
Deferred income tax benefit	(402)	(360)
Investment securities net gains	—	(96)
Net (gain) loss on sale/disposal of premises and equipment	(312)	6
Mortgage loans originated for sale	(66,210)	(62,472)
Proceeds from sale of mortgage loans	66,645	60,150
Fees on mortgage loans sold	(1,074)	(1,043)
Increase in accrued interest receivable and other assets	(522)	(628)
Increase in accrued interest payable and other liabilities	4,488	444

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,895	621

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(10,000)	(38,368)
Repayments of principal and maturities of investment securities available for sale	411	1,960
Sales of investment securities available for sale	—	5,099
Net sale of FHLB stock	129	325
Proceeds from sales of government guaranteed loans	—	569
Loans originated or acquired, net of principal repayments	(119,774)	(52,751)
Purchases of premises and equipment	(738)	(4,317)
Sales of premises and equipment	609	4

NET CASH USED BY INVESTING ACTIVITIES	(129,363)	(87,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold under agreements to repurchase	5,436	2,832
Net increase (repayment) of FHLB short-term advances	(10,000)	3,500
Repayments of FHLB long-term advances	—	(10,000)
Repayments of notes payable	(1,250)	—
Net increase in demand, money market and savings accounts	91,829	49,120
Net increase in time deposits	90,521	21,461
Proceeds from exercise of stock options	341	534
Proceeds from public offering of common stock	—	23,230
Cash dividends paid	(1,309)	(1,004)

NET CASH PROVIDED BY FINANCING ACTIVITIES	175,568	89,673

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,100	2,815
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,938	33,681

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,038	$36,496

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
Interest	$7,259	$5,993
Income taxes	1,737	1,135
(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
CRITICAL ACCOUNTING POLICIES
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses are deemed critical since they involve the use of estimates and require significant management judgments. Losses on loans result from a broad range of causes from borrower specific problems, to industry issues, to the impact of the economic environment. The identification of these factors that lead to default or non-performance under a borrower loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact on the estimate of losses. Management has implemented a process that has been applied consistently to systematically consider many variables that impact the estimation of the allowance for loan losses.
Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the 2004 Annual Report and 10-K.
NOTE 2 — ACQUISITIONS AND DIVESTITURES
On December 15, 2004, the Company closed the sale of certain intangible assets which primarily comprised a book of business which served as the foundation of the Company’s investment center operations. The buyer paid $50 in cash at the closing. The Company recognized a gain of $50 on the transaction. Under the purchase agreement, additional cash payments totaling up to $60 may be paid to the Company subject to the achievement of certain production and customer and asset retention thresholds. Additionally, the Company will receive monthly cash payments of 10% of production related to new referrals made through December 31, 2005. On January 7, 2005, the Company filed Articles of Dissolution dissolving TIB Investment Center, Inc. Consistent with prior period disclosures regarding segments, the Company does not consider the divestiture of the investment center operations a significant event.

NOTE 3 — INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities available for sale at June 30, 2005 and December 31, 2004 are presented below:

	June 30, 2005
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$5,180	$3	$55	$5,128
U.S. Government agencies and corporations	64,187	80	768	63,499
States and political subdivisions-tax-exempt	9,595	216	3	9,808
States and political subdivisions-taxable	2,690	78	—	2,768
Marketable equity securities	3,000	490	—	3,490
Mortgage-backed securities	2,232	67	—	2,299

	$86,884	$934	$826	$86,992

	December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value

U.S. Treasury securities	$5,178	$5	$29	$5,154
U.S. Government agencies and corporations	54,228	104	869	53,463
States and political subdivisions-tax-exempt	9,596	246	26	9,816
States and political subdivisions-taxable	2,862	17	23	2,856
Marketable equity securities	3,000	987	—	3,987
Mortgage-backed securities	2,473	58	—	2,531

	$77,337	$1,417	$947	$77,807

NOTE 4 — LOANS
Major classifications of loans are as follows:

(dollars in thousands)	June 30, 2005	December 31, 2004

Real estate mortgage loans:
Commercial	$411,504	$351,346
Residential	75,540	67,204
Farmland	4,550	4,971
Construction and vacant land	85,134	49,815
Commercial and agricultural loans	62,864	64,622
Indirect auto dealer loans	108,178	91,890
Home equity loans	16,056	13,856
Other consumer loans	10,022	9,817

Total loans	773,848	653,521
Net deferred loan costs	1,911	2,157

Loans, net of deferred loan costs	$775,759	$655,678

NOTE 5 — ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the six months ended June 30, 2005 and June 30, 2004 follows:

(dollars in thousands)	2005	2004

Balance, January 1	$6,243	$5,216
Provision for loan losses charged to expense	1,316	1,018
Loans charged off	(604)	(436)
Recoveries of loans previously charged off	58	8

Balance, June 30	$7,013	$5,806

NOTE 6 — EARNINGS PER SHARE AND COMMON STOCK
Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months and six months ended June 30:

	2005	2004

For the three months ended June 30:
Basic	5,708,745	5,434,532
Dilutive effect of options outstanding	176,850	163,310

Diluted	5,885,595	5,597,842

For the six months ended June 30:
Basic	5,693,090	4,948,550
Dilutive effect of options outstanding	178,405	180,072

Diluted	5,871,495	5,128,622

Stock options for 33,736 and 26,909 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2004 because they were anti-dilutive. There were no anti-dilutive stock options outstanding for the three and six months ended June 30, 2005. The effect of stock options is the sole common stock equivalent for purposes of calculating diluted earnings per common share.
NOTE 7 — STOCK-BASED COMPENSATION
Total stock options granted, exercised, and expired/forfeited during the six months ended June 30, 2005, were 69,500, 33,025, and 13,800, respectively. As of June 30, 2005, there were 431,869 options for shares outstanding.
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

For the three months ended June 30,
(dollars in thousands, except per share amounts)	2005	2004

Net income, as reported	$2,184	$1,257
Stock-based compensation expense determined under fair value based method, net of tax	64	47

Pro forma net income	$2,120	$1,210

Basic earnings per share as reported	$0.38	$0.23
Pro forma basic earnings per share	0.37	0.22
Diluted earnings per share as reported	0.37	0.22
Pro forma diluted earnings per share	0.36	0.22

For the six months ended June 30,
(dollars in thousands, except per share amounts)	2005	2004

Net income, as reported	$3,731	$2,530
Stock-based compensation expense determined under fair value based method, net of tax	126	119

Pro forma net income	$3,605	$2,411

Basic earnings per share as reported	$0.66	$0.51
Pro forma basic earnings per share	0.63	0.49
Diluted earnings per share as reported	0.64	0.49
Pro forma diluted earnings per share	0.61	0.47

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payment. Under this promulgation, companies are required to reflect costs associated with employee stock options in their income statements at fair value. In April 2005, the SEC amended the date for compliance with FAS 123 (revised 2004) so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with statement 123 (revised 2004) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will begin reflecting stock option costs under the fair value method commencing in the quarter beginning January 1, 2006 as required.
NOTE 8 — CAPITAL ADEQUACY
Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The requirements established in the regulations for well and adequately capitalized banks are set forth in the table below, along with the actual ratios at June 30, 2005 and December 31, 2004:

	Well	Adequately
	Capitalized	Capitalized	June 30, 2005	December 31, 2004
	Requirement	Requirement	Actual	Actual

Tier 1 Capital (to Average Assets)
Consolidated	≥5%	≥4%	8.5%	10.0%
Bank	≥5%	≥4%	8.9%	10.5%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	≥6%	≥4%	9.8%	10.9%
Bank	≥6%	≥4%	10.3%	11.4%

Total Capital (to Risk Weighted Assets)
Consolidated	≥10%	≥8%	11.2%	12.6%
Bank	≥10%	≥8%	11.2%	12.4%
Management believes, as of June 30, 2005, that the Company and the Bank met all capital requirements to which they are subject. The Company has included the trust preferred securities that were issued in September 2000 and July 2001 in Tier 1 and Total capital.
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
The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies. Intercompany transactions have been eliminated in preparing the segment reporting amounts below. The results of the Company’s segments are as follows (dollars in thousands):

		Merchant	Parent
Six months ended	Community	Bankcard	And
June 30, 2005	Banking	Processing	Other	Totals

Interest and dividend income	$26,571	$—	$—	$26,571
Interest expense	7,547	—	774	8,321

Net interest and dividend income	19,024	—	(774)	18,250
Other income	3,295	3,658	20	6,973
Depreciation and amortization	1,231	4	—	1,235
Other expense	14,944	3,035	225	18,204

Pretax segment profit (loss)	$6,144	$619	$(979)	$5,784

Segment Assets	$1,012,233	$242	$410	$1,012,885

		Merchant	Parent
Six months ended	Community	Bankcard	and
June 30, 2004	Banking	Processing	Other	Totals

Interest and dividend income	$19,037	$—	$—	$19,037
Interest expense	4,057	—	791	4,848

Net interest and dividend income	14,980	—	(791)	14,189
Other income	3,104	3,294	206	6,604
Depreciation and amortization	1,049	21	2	1,072
Other expense	12,595	2,745	553	15,893

Pretax segment profit (loss)	$4,440	$528	$(1,140)	$3,828

Segment Assets	$760,068	$30	$422	$760,520

		Merchant	Parent
Three months ended	Community	Bankcard	And
June 30, 2005	Banking	Processing	Other	Totals

Interest and dividend income	$14,225	$—	$—	$14,225
Interest expense	4,198	—	391	4,589

Net interest and dividend income	10,027	—	(391)	9,636
Other income	1,807	1,762	10	3,579
Depreciation and amortization	616	2	—	618
Other expense	7,649	1,460	73	9,182

Pretax segment profit (loss)	$3,569	$300	$(454)	$3,415

		Merchant	Parent
Three months ended	Community	Bankcard	and
June 30, 2004	Banking	Processing	Other	Totals

Interest and dividend income	$9,819	$—	$—	$9,819
Interest expense	2,062	—	396	2,458

Net interest and dividend income	7,757	—	(396)	7,361
Other income	1,690	1,534	107	3,331
Depreciation and amortization	534	10	1	545
Other expense	6,586	1,312	359	8,257

Pretax segment profit (loss)	$2,327	$212	$(649)	$1,890

NOTE 10 — SUBSEQUENT EVENT
On July 25, 2005, the Company approved the issuance of shares of its common stock as restricted stock grants to each of the seven non-employee members of the Company’s Board of Directors. Each of these directors received an award of 5,000 restricted shares under the Company’s 2004 Equity Incentive Plan previously approved by Company shareholders in 2004. The grants to the directors were effective on July 28, 2005 and will vest 1,000 shares each year over the next five years, subject to accelerated vesting upon a change in control of the Company (as defined in the Plan) or the death of the director. The grant date market value of the restricted stock grants will be recognized as an expense on a straight-line basis over the vesting period. In addition, the split-dollar life insurance benefits maintained by the Company for the same directors were terminated by the Company on July 25, 2005, and the Company has become the sole beneficiary of the related life insurance policies.

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
The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of June 30, 2005, and statement of income for the three months and six months ended June 30, 2005. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2005.
QUARTERLY SUMMARY
Our record second quarter 2005 exemplifies the continuing successful execution of our strategic plan. Net income of $2.18 million represents an increase of 74% over $1.26 million reported for the quarter ended June 30, 2004. On a per diluted share basis, earnings were $0.37 for the second quarter of 2005 as compared to $0.22 for the second quarter of 2004. Credit quality remains excellent and we continue to see growth opportunities in our newer southwest Florida markets. We believe our island banking culture focusing on providing superior customer service is filling a significant void in our local markets and has resulted in consistent growth in earnings and assets.
The increase in net income for the second quarter of 2005 over the respective prior-year period resulted primarily from a 31% increase in net interest income from $7.36 million a year ago to $9.64 million in the current quarter. The net interest margin on a tax equivalent basis for the three months ended June 30, 2005 was 4.40% which was a slight contraction from the 4.49% reported for the three months ended June 30, 2004.
Non-interest expense for the second quarter of 2005 was $9.07 million, compared with $8.15 million for the second quarter of 2004. The increase in non-interest expense is primarily attributable to expenses associated with increased regulatory compliance and the Company’s ongoing expansion activities in the southwest Florida market, which included the addition of two new branch offices and several key senior staff personnel. Net occupancy and other expenses for the second quarter of 2005 increased less than 3% over the second quarter of 2004, reflecting the Company’s continued focus on cost containment.
Credit quality remained solid during the second quarter of 2005 which ended with non-performing loans representing only 0.06% of gross loans. As of June 30, 2005, the allowance for loan losses totaled $7.01 million, or 0.91% of total loans and 1,455% of non-performing loans. These figures compare with 0.98% and 464%, respectively, as of June 30, 2004.
Total assets surpassed the $1 billion milestone for the first time on June 30, 2005 as total assets reached $1.01 billion compared with $939.3 million as of March 31, 2005, and $829.3 million as of December 31, 2004. Total loan growth exceeded 31% to $773.8 million as of June 30, 2005, versus $590.4 million the prior year. Total deposits increased approximately 39% to $870.2 million as of June 30, 2005, compared with $624.4 million a year ago.

THREE MONTHS ENDED JUNE 30, 2005 AND 2004
RESULTS OF OPERATIONS
Our net income of $2.18 million for the second quarter of 2005 increased 73.7% compared to $1.26 million for the same period last year. Basic and diluted earnings per share for the second quarter of 2005 were $0.38 and $0.37, respectively, as compared to $0.23 and $0.22 per share in the previous year’s quarter.
Annualized return on average assets was 0.91% and 0.69% for the second quarter of 2005 and 2004, respectively, while the annualized return on average shareholders’ equity was 12.62% and 8.31% for the same periods.
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
Net interest income increased 30.9%, to $9.64 million in the three months ended June 30, 2005 as compared to $7.36 million in the same period last year. The prime rate as published in the Wall Street Journal was 4.00% for the second quarter of 2004. At the beginning of the second quarter 2005 it had risen to 5.75% and increased twice to end the quarter at 6.25%. Many of the Bank’s loans are indexed to this floating rate, although they also include floors. The higher level of prime rate in the second quarter of 2005 compared to the second quarter of 2004 is apparent in the positive impact on yields in the loan portfolio as the higher rates are reflected in variable loan re-pricings and new loan production.
In April 2002, the Bank began a program to acquire indirect automobile loans. We predominantly buy loans from auto dealers in southwest Florida which are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. As of June 30, 2005 we had $108.2 million of indirect auto dealer loans outstanding, compared to $76.8 million at June 30, 2004. Coupled with the appropriate safeguards, we believe this product continues to offer us an opportunity to increase asset yields while not sacrificing our primary objective of maintaining strong asset quality.
The average yield on interest-earning assets for the second quarter of 2005 was 6.48% which was an increase of 51 basis points compared to the 5.97% yield earned during the second quarter of 2004. The average cost of interest-bearing deposits increased 75 basis points from 1.69% during the second quarter of 2004 to 2.44% for the comparable period in 2005, and the rate of all interest-bearing liabilities increased 72 basis points, from 1.91% in 2004 to 2.63% in 2005. The Company’s net interest margin decreased slightly to 4.40% in the second quarter of 2005 compared to 4.49% in the second quarter of 2004. We anticipate interest rates to continue slowly trending up over the next three months. If this occurs or if rates remain stable, net interest margin should stabilize and increase slightly due principally to strong new loan production at higher interest rates. Our margin is derived from the rate difference between our average yields on our current mix of assets in excess of our average cost of liabilities.
PROVISION FOR LOAN LOSSES
The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.
The provision for loan losses increased 12.5%, to $0.7 million in the second quarter of 2005 compared to $0.6 million in the comparable prior year quarter. The higher provision for loan losses in 2005 was primarily attributable to the growth in the loan portfolio and change in composition of the loan portfolio. Total loans outstanding grew $56.6 million, or 7.9%, during the second quarter of 2005, as compared to only $40.7 million, or 7.4%, during the second quarter of 2004. At June 30, 2005, indirect auto dealer loans accounted for $108.2 million, or 14.0%, of our loan portfolio. This compares to an indirect lending portfolio of $76.8 million at June 30, 2004 which represented 13.0% of our total loan portfolio.
Total loans outstanding were $773.8 million at June 30, 2005, compared to $590.4 million at June 30, 2004. Net charge-offs were $258,000 during the three months ended June 30, 2005 compared to $190,000 for the same period in 2004.

Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.
NON-INTEREST INCOME
Non-interest income for the second quarter of 2005 was $3.58 million. This represents a 7.4% increase over the prior year quarter which totaled $3.33 million. The increase in non-interest income is primarily attributable to an increase in merchant bankcard processing income and a gain of $267,000 on the sale of vacant land in Homestead, Florida.
NON-INTEREST EXPENSE
Non-interest expense for the second quarter of 2005 was $9.07 million. This represents an 11.2% increase over the prior year quarter which totaled $8.15 million. The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $796,000. At June 30, 2005 the Bank had 311 full-time employees and 14 part-time employees, compared to 275 full-time employees and 16 part time employees at June 30, 2004. The increases are primarily the result of costs associated with the growth of our business and continued expansion into the southwest Florida market. Net occupancy and other expenses for the second quarter of 2005 increased less than 3% over the second quarter of 2004.
INCOME TAXES
The provision for income taxes includes federal and state income taxes. The effective tax rates were 36.0% and 33.5% for the three months ended June 30, 2005 and 2004, respectively.
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
RESULTS OF OPERATIONS
Our net income of $3.73 million for the first six months of 2005 was a 47.5% increase compared to $2.53 million for the same period last year. Basic and diluted earnings per share for the first six months of 2005 were $0.66 and $0.64, respectively, as compared to $0.51 and $0.49 per share in the previous year’s period. Basic weighted average common equivalent shares outstanding for the six months ended June 30, 2005 were 5,693,090 compared to 4,948,550 for the same period in 2004. This 15.0% increase in shares outstanding resulted from the issuance of an additional 1,150,000 shares in the second quarter of 2004 in connection with a public offering of our common stock that raised $23.2 million in new capital, and the exercise of stock options.
Annualized return on average assets was 0.82% and 0.72% for the first six months of 2005 and 2004, while the annualized return on average shareholders’ equity was 10.93% and 9.84% for the same periods.
NET INTEREST INCOME
Net interest income increased 28.6%, to $18.25 million in the six months ended June 30, 2005 as compared to $14.19 million in the same period last year. The prime rate as published in the Wall Street Journal began 2004 at 4.00% and remained at that rate through the end of the second quarter of the year. At the beginning of 2005 the rate had risen to 5.25% and increased four times to end the first half of 2005 at 6.25%. Many of the Bank’s loans are indexed to this floating rate, although they also include floors. The higher level of prime rate in the first half of 2005 compared to the comparable 2004 period is apparent in the positive impact on yields in the loan portfolio as the higher rates are reflected in variable loan re-pricings and new loan production.
The effect of rising interest rates has been to contract our net interest margin slightly in two ways. First, a relatively low prime rate directly affected yields on loans tied to that index and even loans not indexed to prime were priced reflective of overall low asset yields. Due to our practice of requiring an interest rate floor on many new commercial loans, many of these loans had been performing at their floors while interest rates were reaching historically low levels. This proved effective in slowing the average decline in loan yields as rates declined, however, it has had the opposite effect as rates increased, as these assets remained at their interest rate floors until just recently. Secondly, as deposit liabilities were priced as low as economically possible while attracting the volume of required funding, the net effect of this rising rate environment has been a larger increase in liability costs, generally, than the corresponding increase in asset yields during the current period. Due to the current level of prime rates, we expect this margin contraction to stabilize as we expect asset yields to expand to a similar extent that liability costs increase.

In April 2002, the Bank began a program to acquire indirect automobile loans. We predominantly buy loans from auto dealers in southwest Florida which are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. As of June 30, 2005 we had $108.2 million of indirect auto dealer loans outstanding, compared to $76.8 million at June 30, 2004. Coupled with the appropriate safeguards, we believe this product continues to offer us an opportunity to increase asset yields while not sacrificing our primary objective of maintaining strong asset quality.
The average yield on interest-earning assets for the first six months of 2005 was 6.39%, an increase of 38 basis points compared to the 6.01% yield earned during the first six months of 2004. The average cost of interest-bearing deposits increased 61 basis points from 1.70% during the first six months of 2004 to 2.31% for the comparable period in 2005, and the rate of all interest-bearing liabilities increased 59 basis points, from 1.92% in 2004 to 2.51% in 2005. The Company’s net interest margin decreased to 4.40% in the first six months of 2005 compared to 4.50% in the first six months of 2004. We anticipate interest rates slowly trending up over the next three months. If this occurs or if rates remain stable, net interest margin should stabilize and increase slightly due principally to strong new loan production at higher interest rates. Our margin is derived from the rate difference between our average yields on our current mix of assets in excess of our average cost of liabilities.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the six months ended June 30, 2005 and June 30, 2004.

	2005			2004
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates

Interest-earning assets:
Loans (1)(2)	$716,103	$24,246	6.83%	$558,197	$17,562	6.33%
Investment securities (2)	77,381	1,630	4.25%	60,830	1,355	4.48%
Marketable equity securities – 90% tax exempt (2)	3,562	193	10.93%	3,448	175	10.23%
Interest-bearing deposits in other banks	463	6	2.53%	948	5	0.98%
Federal Home Loan Bank stock	2,669	58	4.38%	1,518	24	3.21%
Federal funds sold	43,732	598	2.76%	17,038	79	0.94%

Total interest-earning assets	843,910	26,731	6.39%	641,979	19,200	6.01%

Non-interest-earning assets:
Cash and due from banks	22,263			19,781
Premises and equipment, net	27,272			20,776
Allowances for loan losses	(6,531)			(5,405)
Other assets	30,879			28,504

Total non-interest-earning assets	73,883			63,656

Total assets	$917,793			$705,635

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$92,846	385	0.84%	$74,269	120	0.32%
Money market	167,087	1,560	1.88%	126,115	494	0.79%
Savings deposits	48,079	115	0.48%	42,860	82	0.39%
Time deposits	303,483	4,937	3.28%	213,760	3,176	2.99%

Total interest-bearing deposits	611,495	6,997	2.31%	457,004	3,872	1.70%

Other interest-bearing liabilities:
Short-term borrowings & FHLB advances	40,431	551	2.75%	32,052	185	1.16%
Long-term borrowings	17,104	774	9.13%	18,250	791	8.71%

Total interest-bearing liabilities	669,030	8,322	2.51%	507,306	4,848	1.92%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	168,787			138,656
Other liabilities	11,166			8,265
Shareholders’ equity	68,810			51,408

Total non-interest-bearing liabilities and shareholders’ equity	248,763			198,329

Total liabilities and shareholders’ equity	$917,793			$705,635

Interest rate spread (tax equivalent basis)			3.88%			4.09%

Net interest income (tax equivalent basis)		$18,409			$14,352

Net interest margin (3) (tax equivalent basis)			4.40%			4.50%

(1)	Average loans include non-performing loans.

(2)	Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income for the six months ended June 30, 2005 and June 30, 2004. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2005 compared to 2004 (1)
	Due to changes in
			Net
(dollars in thousands)	Average	Average	Increase
	Volume	Rate	(Decrease)

Interest income
Loans (2)	$5,266	$1,418	$6,684
Investment securities (2)	352	(77)	275
Marketable equity securities (2)	6	12	18
Interest-bearing deposits in other banks	(4)	5	1
Federal Home Loan Bank Stock	23	11	34
Federal funds sold	231	288	519

Total interest income	5,874	1,657	7,531

Interest expense
NOW accounts	36	229	265
Money market	203	863	1,066
Savings deposits	11	22	33
Time deposits	1,436	325	1,761
Short-term borrowings and FHLB advances	60	306	366
Long-term borrowings	(59)	42	(17)

Total interest expense	1,687	1,787	3,474

Change in net interest income	$4,187	$(130)	$4,057

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

(2)	Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
PROVISION FOR LOAN LOSSES
The provision for loan losses increased 29.3% to $1.3 million in the first six months of 2005 compared to $1.0 million in the comparable prior year period. The higher provision for loan losses in 2005 was primarily attributable to the growth in the loan portfolio and change in composition of the loan portfolio. Total loans outstanding grew $120.3 million, or 18.4%, during the first six months of 2005, as compared to only $51.8 million, or 9.6%, during the first six months of 2004. The largest dollar increase during the first six months of 2005 occurred in commercial real estate loans which increased $60.2 million, or 17.1%. This compares to a $32.3 million, or 10.9%, increase in commercial real estate loans during the first six months of 2004. We have also continued to expand our indirect lending portfolio. At June 30, 2005, indirect auto dealer loans accounted for $108.2 million, or 14.0%, of our loan portfolio. This compares to an indirect lending portfolio of $76.8 million at June 30, 2004 which represented 13.0% of our total loan portfolio.
Total loans outstanding were $773.8 million at June 30, 2005, compared to $590.4 million at June 30, 2004. Net charge-offs were $546,000 during the six months ended June 30, 2005 compared to $428,000 for the same period in 2004. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.
NON-INTEREST INCOME
Non-interest income for the first six months of 2005 was $7.0 million. This represents a 5.6% increase over the prior year period which totaled $6.6 million. The increase in non-interest income is primarily attributable to an increase in merchant bankcard processing income and a gain of $267,000 on the sale of vacant land in Homestead, Florida.

NON-INTEREST EXPENSE
Non-interest expense for the first six months of 2005 was $18.1 million. This represents a 13.6% increase over the prior year period which totaled $15.9 million. The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $1.6 million. At June 30, 2005 the Bank had 311 full-time employees and 14 part-time employees, compared to 275 full-time employees and 16 part time employees at June 30, 2004. The increased staffing was attributable to the opening of two branches in southwest Florida in the second half of 2004, additions to manage growth throughout the Company and additions to assist in security and regulatory compliance. The majority of the other increases in the non-interest expense category are the result of costs associated with the growth of our business.
INCOME TAXES
The provision for income taxes includes federal and state income taxes. The effective tax rate was 35.5%, for the six months ended June 30, 2005, and 33.9%, for the six months ended June 30, 2004.
BALANCE SHEET
Total assets at June 30, 2005 were $1.01 billion, up 22.1% from total assets of $829.3 million at December 31, 2004. Asset growth was primarily funded by an increase in deposits of $182.4 million, or 26.5%. Loans net of deferred loan costs increased $120.1 million, or 18.3%, to $775.8 million for the first six months of 2005 from year end 2004. The largest dollar increase came in the commercial real estate loan category which increased $60.2 million, or 17.1%. Although we have continued to expand our indirect dealer auto loan program, it has begun to stabilize in percentage in proportion to the loan portfolio as a whole. At June 30, 2005, indirect auto loans accounted for $108.2 million, or 14.0%, of our loan portfolio as compared to $91.9 million, or 14.1%, at December 31, 2004. Also, in the same period, investment securities increased $9.2 million.
During the first six months of 2005, we reduced our advances from the Federal Home Loan Bank by $10.0 million. Total advances outstanding were $25.0 million at June 30, 2005 as compared to $35.0 million at December 31, 2004.
Shareholders’ equity totaled $70.7 million at June 30, 2005, increasing $2.6 million from December 31, 2004. Book value per share increased to $12.38 at June 30, 2005 from $11.99 at December 31, 2004. The Company declared a quarterly dividend of $0.115 per share in both the first and second quarters of 2005 and $0.1125 per share in both the first quarter and second quarters of 2004.
During the second quarter of 2004, we sold 1,150,000 shares of our common stock resulting in net proceeds totaling $23.2 million which provided capital necessary to support continued loan and deposit growth throughout our South Florida markets.
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
Non-performing assets were as follows:

(dollars in thousands)	June 30, 2005	December 31, 2004

Total nonaccrual loans	$482	$704
Accruing loans delinquent 90 days or more (a)	—	—

Total non-performing loans	$482	$704

Repossessed personal property (indirect auto dealer loans)	673	688
Other real estate owned (b)	190	882
Other assets (b)	2,705	2,665

Total non-performing assets	$4,050	$4,939

Allowance for loan losses	$7,013	$6,243

Non-performing assets as a percent of total assets	0.40%	0.60%
Non-performing loans as a percent of gross loans	0.06%	0.11%
Allowance for loan losses as a percent of non-performing loans	1,455.0%	886.8%

(a)	Non-performing loans exclude the $1.6 million loan discussed below that is guaranteed for both principal and interest by the U.S. Department of Agriculture (USDA).

(b)	The Bank made a $10.0 million loan to construct a lumber mill in northern Florida. Of this amount, $6.4 million had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the USDA. In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1.9 million) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at June 30, 2005 and December 31, 2004, and is accruing interest. Accrued interest on this loan totals approximately $731,000 and $677,000 at June 30, 2005 and December 31, 2004, respectively.

The Bank is pursuing a sale of the property and equipment and has incurred various expenditures. The Bank capitalized the liquidation costs and a portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books related to this property totaled $190,000 at June 30, 2005 and December 31, 2004. The non-guaranteed principal and interest ($2.0 million at June 30, 2005 and December 31, 2004) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $744,000 and $704,000 at June 30, 2005 and December 31, 2004, respectively, are included as “other assets” in the financial statements.

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
The allowance for loan losses amounted to $7.0 million and $6.2 million at June 30, 2005 and December 31, 2004, respectively.
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

Based on an analysis performed by management at June 30, 2005, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
LIQUIDITY
The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.
In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2005, there were $25.0 million in advances outstanding in addition to a $15 million letter of credit used in lieu of pledging securities to the State of Florida. In July 2004, new agreements were executed with the FHLB and a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans was done to bring the collateral availability up to approximately $175.6 million.
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

Our interest rate sensitivity position at June 30, 2005 is presented in the table below:

	3 Months	4 to 6	7 to 12	1 to 5	Over 5
(dollars in thousands)	or Less	Months	Months	Years	Years	Total

Interest-earning assets:
Loans	$350,509	$27,327	$43,434	$284,072	$68,507	$773,849
Investment securities-taxable	1,072	—	10,180	38,578	23,864	73,694
Investment securities-tax exempt	—	—	—	4,617	5,191	9,808
Marketable equity securities	3,490	—	—	—	—	3,490
Federal Home Loan Bank stock	2,781	—	—	—	—	2,781
Federal funds sold	77,550	—	—	—	—	77,550
Interest bearing deposit in other bank	201	—	—	—	—	201

Total interest-bearing assets	435,603	27,327	53,614	327,267	97,562	941,373

Interest-bearing liabilities:
NOW accounts	85,479	—	—	—	—	85,479
Money Market	179,815	—	—	—	—	179,815
Savings Deposits	49,884	—	—	—	—	49,884
Time deposits	35,143	92,673	114,991	98,891	5	341,703
Notes payable	—	—	—	—	4,000	4,000
Subordinated debentures	5,000	—	—	—	8,000	13,000
Other borrowings	42,593	—	—	—	—	42,593

Total interest-bearing liabilities	397,914	92,673	114,991	98,891	12,005	716,474

Interest sensitivity gap	$37,689	$(65,346)	$(61,377)	$228,376	$85,557	$224,899

Cumulative interest sensitivity gap	$37,689	$(27,657)	$(89,034)	$139,342	$224,899	$224,899

Cumulative sensitivity ratio	4.0%	(2.9)%	(9.5)%	14.8%	23.9%	23.9%

We are cumulatively liability sensitive in the 4 to 6 months and 7 to 12 months time periods, and asset sensitive in the 3 months or less and the over one year timeframes above. Certain liabilities such as non-indexed NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Accordingly, if market interest rates should decrease, it is anticipated that the net interest margin would decrease. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Therefore, if rates increase it is anticipated that the net interest margin would over time increase and this is particularly true over longer time horizons since the Company has more total assets subject to rate changes than total liabilities that are rate sensitive.
Even in the near term, we believe the $89 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.
Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the –20% to +10% range. At June 30, 2005, we were within this range with a one year cumulative sensitivity ratio of -9.5%.
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
Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2005, total unfunded loan commitments were approximately $172.7 million.
Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At June 30, 2005, commitments under standby letters of credit aggregated approximately $2.3 million.

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
Interest rate sensitivity as of June 30, 2005 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shift in the yield curve. Rate changes are matched with known repricing intervals. The bank uses standardized assumptions run against bank data by an outsourced provider of Asset Liability reporting. The analysis indicates that the bank is benefited in an increasing rate environment more than it is harmed by a decreasing rate environment. This is primarily due to the fact that the Company has been originating adjustable rate commercial loans with interest rate floors. The effects of this are twofold. First, this has benefited our margins in the recent past and currently since we have had assets earning yields higher than would have been the case absent the floor rates. Second, in a declining rate environment, those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does not constrain income gains in a rising rate market once these loans have moved past their floors.
The Company attempts to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities, wholesale funding, and Fed Funds positions to offset the re-pricing characteristics of the deposit liabilities.
Item 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Corporation.
Part II. OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders of TIB Financial Corp. held April 26, 2005, ballot totals for the reelection of Directors standing for reelection were as follows:

DIRECTORS	FOR	AGAINST	ABSTAIN

Edward V. Lett	4,955,687	21,130	—
The directors continuing in office following the meeting were: Richard C. Bricker, Jr., Gretchen K. Holland, Paul O. Jones, Jr. M.D., Edward V. Lett, Thomas J. Longe, John G. Parks, Jr., Marvin F. Schindler, and Otis T. Wallace.
Ballot totals for the approval of the Amendment to Restated Articles of Incorporation were as follows:

FOR	AGAINST	ABSTAIN

4,925,154	38,307	13,356
Total shares voted were 4,976,817 which represented 87.6% of the outstanding shares.
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

TIB FINANCIAL CORP.
/s/ Edward V. Lett
Date: August 9, 2005	Edward V. Lett
President and Chief Executive Officer

/s/ David P. Johnson
David P. Johnson
Executive Vice President and Chief Financial Officer