Form 10-Q
period 2005-09-30
TIB FINANCIAL CORP.
filed 2005-11-09
CIK 1013796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	Commission File Number
September 30, 2005	000-21329

TIB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

FLORIDA	65-0655973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

599 9th STREET NORTH, SUITE 101, NAPLES, FLORIDA 34102-5624
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (239) 263-3344

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
☒ Yes ☐ No

Indicate by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Act)
☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, $0.10 Par Value	5,762,262
Class	Outstanding as of October 31, 2005

Part I.     FINANCIAL INFORMATION

Item 1. Financial Statements
TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)
Cash and due from banks	$17,981	$27,410
Federal funds sold	61,164	15,528
Cash and cash equivalents	79,145	42,938

Investment securities available for sale	94,548	77,807

Loans, net of deferred loan costs and fees	828,081	655,678
Less: allowance for loan losses	7,153	6,243
Loans, net	820,928	649,435

Premises and equipment, net	26,718	27,559
Goodwill	155	155
Intangible assets, net	1,172	1,392
Accrued interest receivable and other assets	31,228	30,039
TOTAL ASSETS	$1,053,894	$829,325

LIABILITIES
Deposits:
Noninterest-bearing demand	$166,821	$152,035
Interest-bearing	746,524	535,824
Total deposits	913,345	687,859
Federal Home Loan Bank (FHLB) advances	25,000	35,000
Short-term borrowings	13,827	12,157
Long-term borrowings	17,000	18,250
Accrued interest payable and other liabilities	12,711	7,945
TOTAL LIABILITIES	981,883	761,211

SHAREHOLDERS’ EQUITY
Preferred stock - no par value: 5,000,000 shares authorized, no shares issued	-	-
Common stock - $.10 par value: 20,000,000 shares authorized, 5,761,746 and 5,679,239 shares issued	576	568
Additional paid in capital	40,096	38,284
Deferred compensation - restricted stock grants	(1,051)	-
Retained earnings	32,778	28,968
Accumulated other comprehensive income (loss)	(388)	294
TOTAL SHAREHOLDERS’ EQUITY	72,011	68,114

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,053,894	$829,325

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except earnings per share amounts)

	Three months ended September 30,		Nine months ended September 30,
INTEREST AND DIVIDEND INCOME	2005	2004	2005	2004
Loans, including fees	$14,221	$9,648	$38,465	$27,208
Investment securities:
Taxable	767	664	2,111	1,708
Tax exempt	160	173	481	498
Interest bearing deposits in other bank	2	4	8	9
Federal Home Loan Bank Stock	23	16	81	40
Federal funds sold	330	23	928	102
TOTAL INTEREST AND DIVIDEND INCOME	15,503	10,528	42,074	29,565

INTEREST EXPENSE
Deposits	4,674	2,231	11,670	6,103
Federal Home Loan Bank advances	227	95	595	259
Short-term borrowings	109	19	292	40
Long-term borrowings	399	402	1,173	1,193
TOTAL INTEREST EXPENSE	5,409	2,747	13,730	7,595

NET INTEREST INCOME	10,094	7,781	28,344	21,970

PROVISION FOR LOAN LOSSES	448	471	1,764	1,489

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,646	7,310	26,580	20,481

NON-INTEREST INCOME
Service charges on deposit accounts	601	619	1,776	1,900
Investment securities gains, net	1	7	1	103
Merchant bankcard processing income	1,261	1,221	4,919	4,515
Fees on mortgage loans sold	461	363	1,535	1,406
Other income	491	433	1,557	1,323
TOTAL NON-INTEREST INCOME	2,815	2,643	9,788	9,247

NON-INTEREST EXPENSE
Salaries and employee benefits	4,608	3,699	13,230	10,755
Net occupancy expense	1,386	1,212	4,011	3,525
Other expense	3,289	3,013	10,165	9,591
TOTAL NON-INTEREST EXPENSE	9,283	7,924	27,406	23,871

INCOME BEFORE INCOME TAX EXPENSE	3,178	2,029	8,962	5,857

INCOME TAX EXPENSE	1,124	692	3,177	1,990

NET INCOME	$2,054	$1,337	$5,785	$3,867

BASIC EARNINGS PER SHARE:	$0.36	$0.24	$1.01	$0.75
DILUTED EARNINGS PER SHARE:	$0.35	$0.23	$0.98	$0.72

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Deferred Compensation Restricted Stock Grants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2005	5,712,264	$571	$38,715	$-	$31,386	$68	$70,740
Comprehensive income:
Net income					2,054		2,054
Other comprehensive income, net of tax benefit of $273:
Net market valuation adjustment on securities available for sale						(456)
Other comprehensive income, net of tax							(456)
Comprehensive income							1,598
Restricted stock grants	35,000	3	1,087	(1,090)			-
Amortization of deferred compensation - restricted stock grants				39			39
Exercise of stock options	14,482	2	197				199
Income tax benefit from stock options exercised			97				97
Cash dividends declared, $.115 per share					(662)		(662)
Balance, September 30, 2005	5,761,746	$576	$40,096	$(1,051)	$32,778	$(388)	$72,011

	Shares	Common Stock	Additional Paid in Capital	Deferred Compensation Restricted Stock Grants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2004	5,657,957	$566	$38,090	$-	$27,591	$(1,081)	$65,166
Comprehensive income:
Net income					1,337		1,337
Other comprehensive income, net of tax expense of $913:
Net market valuation adjustment on securities available for sale						1,517
Less: reclassification adjustment for gains included in net income						(4)
Other comprehensive income, net of tax							1,513
Comprehensive income							2,850
Exercise of stock options	14,245	1	98				99
Income tax benefit from stock options exercised			49				49
Cash dividends declared, $.1125 per share					(637)		(637)
Balance, September 30, 2004	5,672,202	$567	$38,237	$-	$28,291	$432	$67,527

(continued)

	Shares	Common Stock	Additional Paid in Capital	Deferred Compensation Restricted Stock Grants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2005	5,679,239	$568	$38,284	$-	$28,968	$294	$68,114
Comprehensive income:
Net income					5,785		5,785
Other comprehensive income, net of tax benefit of $409:
Net market valuation adjustment on securities available for sale						(682)
Other comprehensive income, net of tax							(682)
Comprehensive income							5,103
Restricted stock grants	35,000	3	1,087	(1,090)			-
Amortization of deferred compensation - restricted stock grants				39			39
Exercise of stock options	47,507	5	535				540
Income tax benefit from stock options exercised			190				190
Cash dividends declared, $.345 per share					(1,975)		(1,975)
Balance, September 30, 2005	5,761,746	$576	$40,096	$(1,051)	$32,778	$(388)	$72,011

	Shares	Common Stock	Additional Paid in Capital	Deferred Compensation Restricted Stock Grants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2004	4,431,328	$443	$14,255	$-	$26,203	$345	$41,246
Comprehensive income:
Net income					3,867		3,867
Other comprehensive income, net of tax expense of $54:
Net market valuation adjustment on securities available for sale						151
Less: reclassification adjustment for gains included in net income						(64)
Other comprehensive income, net of tax							87
Comprehensive income							3,954
Public offering of 1,150,000 shares	1,150,000	115	23,115				23,230
Exercise of stock options	90,874	9	624				633
Income tax benefit from stock options exercised			243				243
Cash dividends declared, $.3375 per share					(1,779)		(1,779)
Balance, September 30, 2004	5,672,202	$567	$38,237	$-	$28,291	$432	$67,527

(See notes to consolidated financial statements)

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)
(dollars in thousands)

	For the nine month period ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,785	$3,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,864	1,615
Provision for loan losses	1,764	1,489
Deferred income tax benefit	(561)	(98)
Investment securities net gains	(1)	(103)
Other	(392)	-
Mortgage loans originated for sale	(93,875)	(83,534)
Proceeds from sale of mortgage loans	96,495	83,117
Fees on mortgage loans sold	(1,535)	(1,406)
Increase in accrued interest receivable and other assets	(1,005)	(531)
Increase in accrued interest payable and other liabilities	4,986	364
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,525	4,780

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available for sale	(10,000)	(38,368)
Repayments of principal and maturities of investment securities available for sale	614	3,149
Sales of investment securities available for sale	-	9,281
Net sale of FHLB stock	129	1,000
Purchase of life insurance policies	-	(700)
Proceeds from sales of loans	60	569
Loans originated or acquired, net of principal repayments	(181,024)	(79,872)
Purchases of premises and equipment	(2,208)	(8,276)
Sales of premises and equipment	630	98
NET CASH USED BY INVESTING ACTIVITIES	(191,799)	(113,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in federal funds purchased and securities sold under agreements to repurchase	1,670	5,312
Net increase (repayment) of FHLB short-term advances	(10,000)	10,000
Repayments of FHLB long-term advances	-	(30,000)
Repayments of notes payable	(1,250)	-
Net increase in demand, money market and savings accounts	30,359	43,562
Net increase in time deposits	195,127	40,924
Proceeds from exercise of stock options	540	633
Proceeds from public offering of common stock	-	23,230
Cash dividends paid	(1,965)	(1,640)
NET CASH PROVIDED BY FINANCING ACTIVITIES	214,481	92,021

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	36,207	(16,318)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,938	33,681
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,145	$17,363

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid for:
Interest	$12,466	$8,276
Income taxes	3,530	2,265

TIB FINANCIAL CORP.
UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(In thousands except for share and per share amounts)

NOTE 1 - BASIS OF PRESENTATION & ACCOUNTING POLICIES

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

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiary, TIB Bank, and the Bank’s subsidiary, TIB Investment Center Inc. (this corporation was dissolved in January 2005 - see Note 2), collectively known as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported on have been reclassified to conform to the current period presentation.

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

Allowance for Loan Losses
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

Earnings Per Common Share
Basic earnings per share is net income divided by the weighted average number of common shares and vested restricted shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and the dilutive effect of restricted shares computed using the treasury stock method.

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses and earnings per common share is included in the 2004 Annual Report and 10-K.

NOTE 2 - ACQUISITIONS AND DIVESTITURES

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

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2005 and December 31, 2004 are presented below:
	September 30, 2005
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$5,181	$2	$116	$5,067
U.S. Government agencies and corporations	64,166	20	1,373	62,813
States and political subdivisions-tax-exempt	9,594	129	45	9,678
States and political subdivisions-taxable	2,655	21	-	2,676
Marketable equity securities	3,000	419	-	3,419
Mortgage-backed securities	10,573	322	-	10,895
	$95,169	$913	$1,534	$94,548

	December 31, 2004
	Amortized	Unrealized	Unrealized	Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$5,178	$5	$29	$5,154
U.S. Government agencies and corporations	54,228	104	869	53,463
States and political subdivisions-tax-exempt	9,596	246	26	9,816
States and political subdivisions-taxable	2,862	17	23	2,856
Marketable equity securities	3,000	987	-	3,987
Mortgage-backed securities	2,473	58	-	2,531
	$77,337	$1,417	$947	$77,807

NOTE 4 - LOANS

Major classifications of loans are as follows:

(dollars in thousands)	September 30, 2005	December 31, 2004

Real estate mortgage loans:
Commercial	$428,314	$351,346
Residential	73,474	67,204
Farmland	3,991	4,971
Construction and vacant land	106,015	49,815
Commercial and agricultural loans	74,202	64,622
Indirect auto dealer loans	113,639	91,890
Home equity loans	17,220	13,856
Other consumer loans	9,428	9,817
Total loans	826,283	653,521
Net deferred loan costs	1,798	2,157
Loans, net of deferred loan costs and fees	$828,081	$655,678

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the nine months ended September 30, 2005 and September 30, 2004 follows:

(dollars in thousands)	2005	2004
Balance, January 1	$6,243	$5,216
Provision for loan losses charged to expense	1,764	1,489
Loans charged off	(923)	(654)
Recoveries of loans previously charged off	69	38
Balance, September 30	$7,153	$6,089

NOTE 6 - EARNINGS PER SHARE AND COMMON STOCK

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months and nine months ended September 30:

	2005	2004
For the three months ended September 30:
Basic	5,714,717	5,660,075
Dilutive effect of options outstanding	199,823	146,658
Diluted	5,914,540	5,806,733

For the nine months ended September 30:
Basic	5,703,907	5,187,456
Dilutive effect of options outstanding	186,715	168,830
Diluted	5,890,622	5,356,286

Stock options for 32,500 and 28,786 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2004, respectively, because they were anti-dilutive. There were no anti-dilutive stock options outstanding for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2005, 35,000 unvested restricted shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive. The dilutive effect of stock options and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

NOTE 7 - STOCK-BASED COMPENSATION

On July 25, 2005, the Company approved the issuance of shares of its common stock as restricted stock grants to each of the seven non-employee members of the Company’s Board of Directors. Each of these directors received an award of 5,000 restricted shares under the Company’s 2004 Equity Incentive Plan (the “Plan”) previously approved by Company shareholders in 2004. The grants to the directors were effective on July 28, 2005 and will vest 1,000 shares each year over the next five years, subject to accelerated vesting upon a change in control of the Company (as defined in the Plan) or the death of the director. The grant date market value of the 35,000 restricted shares, $1,090, will be recognized as an expense on a straight-line basis over the vesting period. During the three and nine months ended September 30, 2005, the Company recognized $39 as expense related to these restricted shares.

Total stock options granted, exercised, and expired/forfeited during the nine months ended September 30, 2005, were 69,500, 47,507, and 26,000, respectively. As of September 30, 2005, there were 405,187 options for shares outstanding.

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost resulting from stock options is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”

For the three months ended September 30,
(dollars in thousands, except per share amounts)	2005	2004

Net income, as reported	$2,054	$1,337
Stock-based compensation expense determined under fair value based method, net of tax	57	48
Pro forma net income	$1,997	$1,289

Basic earnings per share as reported	$0.36	$0.24
Pro forma basic earnings per share	0.35	0.23
Diluted earnings per share as reported	0.35	0.23
Pro forma diluted earnings per share	0.34	0.22

For the nine months ended September 30,
(dollars in thousands, except per share amounts)	2005	2004

Net income, as reported	$5,785	$3,867
Stock-based compensation expense determined under fair value based method, net of tax	184	166
Pro forma net income	$5,601	$3,701

Basic earnings per share as reported	$1.01	$0.75
Pro forma basic earnings per share	0.98	0.71
Diluted earnings per share as reported	0.98	0.72
Pro forma diluted earnings per share	0.95	0.69

In December 2004, the FASB issued FAS 123 (revised 2004), Share-Based Payment. Under this promulgation, companies are required to reflect costs associated with employee stock options in their income statements at fair value. In April 2005, the SEC amended the date for compliance with FAS 123 (revised 2004) so that each registrant that is not a small business issuer is required to prepare financial statements in accordance with statement 123 (revised 2004) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will begin reflecting stock option costs under the fair value method commencing in the quarter beginning January 1, 2006 as required.

NOTE 8 - CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The requirements established in the regulations for well and adequately capitalized banks are set forth in the table below, along with the actual ratios at September 30, 2005 and December 31, 2004:

	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2005 Actual	December 31, 2004 Actual
Tier 1 Capital (to Average Assets)
Consolidated	>5%	>4%	8.3%	10.0%
Bank	>5%	>4%	8.7%	10.5%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	>6%	>4%	9.5%	10.9%
Bank	>6%	>4%	9.9%	11.4%

Total Capital (to Risk Weighted Assets)
Consolidated	>10%	>8%	10.8%	12.6%
Bank	>10%	>8%	10.7%	12.4%

Management believes, as of September 30, 2005, that the Company and the Bank met all capital requirements to which they are subject. The Company has included the trust preferred securities that were issued in September 2000 and July 2001 in Tier 1 and Total capital.

NOTE 9 - SEGMENT REPORTING

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

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies. Intercompany transactions have been eliminated in preparing the segment reporting amounts below. The results of the Company’s segments are as follows (dollars in thousands):

Nine months ended September 30, 2005	Community Banking	Merchant Bankcard Processing	Parent And Other	Totals

Interest and dividend income	$42,074	$-	$-	$42,074
Interest expense	12,557	-	1,173	13,730
Net interest and dividend income	29,517	-	(1,173)	28,344
Other income	4,841	4,919	28	9,788
Depreciation and amortization	1,858	6	-	1,864
Other expense	22,850	4,125	331	27,306
Pretax segment profit (loss)	$9,650	$788	$(1,476)	$8,962

Segment Assets	$1,052,947	$548	$399	$1,053,894

Nine months ended September 30, 2004	Community Banking	Merchant Bankcard Processing	Parent and Other	Totals

Interest and dividend income	$29,565	$-	$-	$29,565
Interest expense	6,402	-	1,193	7,595
Net interest and dividend income	23,163	-	(1,193)	21,970
Other income	4,435	4,515	297	9,247
Depreciation and amortization	1,580	32	3	1,615
Other expense	19,235	3,766	744	23,745
Pretax segment profit (loss)	$6,783	$717	$(1,643)	$5,857

Segment Assets	$765,241	$20	$425	$765,686

Three months ended September 30, 2005	Community Banking	Merchant Bankcard Processing	Parent And Other	Totals

Interest and dividend income	$15,503	$-	$-	$15,503
Interest expense	5,010	-	399	5,409
Net interest and dividend income	10,493	-	(399)	10,094
Other income	1,546	1,261	8	2,815
Depreciation and amortization	627	2	-	629
Other expense	7,906	1,090	106	9,102
Pretax segment profit (loss)	$3,506	$169	$(497)	$3,178

Three months ended September 30, 2004	Community Banking	Merchant Bankcard Processing	Parent and Other	Totals

Interest and dividend income	$10,528	$-	$-	$10,528
Interest expense	2,345	-	402	2,747
Net interest and dividend income	8,183	-	(402)	7,781
Other income	1,331	1,221	91	2,643
Depreciation and amortization	531	11	1	543
Other expense	6,640	1,021	191	7,852
Pretax segment profit (loss)	$2,343	$189	$(503)	$2,029

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of TIB Financial Corp. to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company's market area and elsewhere. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion addresses the factors that have affected the financial condition and results of operations of TIB Financial Corp. (the “Company”) as reflected in the unaudited consolidated statement of condition as of September 30, 2005, and statement of income for the three months and nine months ended September 30, 2005. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2005.

QUARTERLY SUMMARY

For the third consecutive quarter, results demonstrate the continuing successful implementation of our strategic plan. Net income of $2.05 million represents an increase of 54% over $1.34 million reported for the quarter ended September 30, 2004. On a per diluted share basis, earnings were $0.35 for the third quarter of 2005 as compared to $0.23 for the third quarter of 2004. Credit quality remains solid and we continue to see growth opportunities in our newer southwest Florida markets. We believe merger-related market disruption continues to provide opportunities in gathering commercial, household and municipal relationships. We also believe TIB continues to gain name recognition and momentum in our new markets.

The increase in net income for the third quarter of 2005 over the respective prior-year period resulted primarily from a 30% increase in net interest income from $7.78 million a year ago to $10.09 million in the current quarter. The net interest margin on a tax equivalent basis for the three months ended September 30, 2005 was 4.37% which was a slight contraction from the 4.51% reported for the three months ended September 30, 2004.

Non-interest expense for the third quarter of 2005 was $9.28 million, compared with $7.92 million for the third quarter of 2004. The increase in non-interest expense is primarily attributable to expenses associated with the Company’s ongoing growth and expansion activities in the southwest Florida market. Considering the percentage growth in net income and net interest income, net occupancy and other expenses for the third quarter of 2005 increased less than 11% over the third quarter of 2004, reflecting the Company’s continued focus on cost containment.

Credit quality remained solid during the third quarter of 2005 which ended with non-performing loans representing only 0.06% of gross loans. As of September 30, 2005, the allowance for loan losses totaled $7.15 million, or 0.87% of total loans and 1,345% of non-performing loans. These figures compare with 0.98% and 519%, respectively, as of September 30, 2004.

Total assets reached $1.05 billion compared with $829.3 million as of December 31, 2004 and $765.7 million as of September 30, 2004. Total loans increased 34% to $826.3 million as of September 30, 2005, versus $618.3 million the prior year. Total deposits increased 43% to $913.3 million as of September 30, 2005, compared with $638.3 million a year ago.

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

RESULTS OF OPERATIONS

Our net income of $2.05 million for the third quarter of 2005 increased 54% compared to $1.34 million for the same period last year. Basic and diluted earnings per share for the third quarter of 2005 were $0.36 and $0.35, respectively, as compared to $0.24 and $0.23 per share in the previous year’s quarter.

Annualized return on average assets was 0.82% and 0.70% for the third quarter of 2005 and 2004, respectively, while the annualized return on average shareholders’ equity was 11.45% and 8.06% for the same periods.

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

Net interest income increased 30%, to $10.09 million in the three months ended September 30, 2005 as compared to $7.78 million in the same period last year. The prime rate as published in the Wall Street Journal started the third quarter of 2004 at 4.25% and increased to 4.75% by the end of the quarter. At the beginning of the third quarter 2005 it had risen to 6.25% and increased twice to end the quarter at 6.75%. Many of the Bank’s loans are indexed to this floating rate, although they also include floors. The higher level of prime rate in the third quarter of 2005 compared to the third quarter of 2004 had a positive impact on yields in the loan portfolio as the higher rates are reflected in variable loan re-pricings and new loan production.

In April 2002, the Bank began a program to acquire indirect automobile loans. We predominantly buy loans from auto dealers in southwest Florida which are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. As of September 30, 2005 we had $113.6 million of indirect auto dealer loans outstanding, compared to $83.7 million at September 30, 2004. Coupled with the appropriate safeguards, we believe this product continues to offer us an opportunity to increase asset yields while not sacrificing our primary objective of maintaining strong asset quality.

The average yield on interest-earning assets for the third quarter of 2005 was 6.69% which was an increase of 61 basis points compared to the 6.08% yield earned during the third quarter of 2004. The average cost of interest-bearing deposits increased 92 basis points from 1.81% during the third quarter of 2004 to 2.73% for the comparable period in 2005, and the rate of all interest-bearing liabilities increased 89 basis points, from 2.03% in 2004 to 2.92% in 2005. The Company’s net interest margin decreased slightly to 4.37% in the third quarter of 2005 compared to 4.51% in the third quarter of 2004. We anticipate interest rates to continue slowly trending up over the next three months. If this occurs or if rates remain stable, net interest margin should decrease slightly due principally to a CD promotion we held late in the third quarter to lock in our cost of funds coupled with the effects of competitive pressure on new loan production at higher interest rates. Our margin is derived from the rate difference between our average yields on our current mix of assets in excess of our average cost of liabilities.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses decreased 5%, to $448,000 in the third quarter of 2005 compared to $471,000 in the comparable prior year quarter. The lower provision for loan losses in 2005 was primarily attributable to the change in composition of the loan portfolio coupled with improvement in commercial real estate loan historical loss ratios and stabilization of indirect loans as a proportion of the total loan portfolio. As runoff continues to close in on new loan production, the growth rate of the indirect loan portfolio slowed to 5% during the third quarter of 2005 as compared with 9% during the third quarter of 2004. Total loans outstanding grew $52.4 million, or 7%, to $826.3 million, during the third quarter of 2005, as compared to growth of only $27.9 million, or 5%, during the third quarter of 2004. Net charge-offs were $308,000 during the three months ended September 30, 2005 compared to $188,000 for the same period in 2004.

Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

Non-interest income for the third quarter of 2005 was $2.82 million. This represents a 7% increase over the prior year quarter which totaled $2.64 million. The increase in non-interest income is primarily attributable to increased fees on residential mortgage loans sold during the quarter.

NON-INTEREST EXPENSE

Non-interest expense for the third quarter of 2005 was $9.28 million. This represents a 17% increase over the prior year quarter which totaled $7.92 million. The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $909,000. At September 30, 2005 the Bank had 323 full-time employees and 10 part-time employees, compared to 303 full-time employees at September 30, 2004. The increases are primarily the result of costs associated with the growth of our business and continued expansion into the southwest Florida market. Considering the percentage growth in net income and net interest income, net occupancy and other expenses for the third quarter of 2005 increased less than 11% over the third quarter of 2004, reflecting the Company’s continued focus on cost containment.

INCOME TAXES

The provision for income taxes includes federal and state income taxes. The effective tax rates were 35.4% and 34.1% for the three months ended September 30, 2005 and 2004, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

RESULTS OF OPERATIONS

Our net income of $5.79 million for the first nine months of 2005 represents a 50% increase compared to $3.87 million for the same period last year. Basic and diluted earnings per share for the first nine months of 2005 were $1.01 and $0.98, respectively, as compared to $0.75 and $0.72 per share in the previous year’s period. Basic weighted average common equivalent shares outstanding for the nine months ended September 30, 2005 were 5,703,907 compared to 5,187,456 for the same period in 2004. This 10% increase in shares outstanding resulted from the issuance of an additional 1,150,000 shares in the second quarter of 2004 in connection with a public offering of our common stock that raised $23.2 million in new capital, and the exercise of stock options.

Annualized return on average assets was 0.82% and 0.71% for the first nine months of 2005 and 2004, while the annualized return on average shareholders’ equity was 11.11% and 9.15% for the same periods.

NET INTEREST INCOME

Net interest income increased 30%, to $26.58 million in the nine months ended September 30, 2005 as compared to $20.48 million in the same period last year. The prime rate as published in the Wall Street Journal began 2004 at 4.00% and increased three times to end the third quarter at 4.75%. At the beginning of 2005 the rate had risen to 5.25% and increased six times to end the third quarter of 2005 at 6.75%. Many of the Bank’s loans are indexed to this floating rate, although they also include floors. The higher level of prime rate in the first three quarters of 2005 compared to the comparable 2004 period had a positive impact on yields in the loan portfolio as the higher rates are reflected in variable loan re-pricings and new loan production.

The effect of rising interest rates to date has been to contract our net interest margin slightly in two ways. First, a relatively low prime rate directly affected yields on loans tied to that index and even loans not indexed to prime were priced reflective of overall low asset yields. Due to our practice of requiring an interest rate floor on many new commercial loans, many of these loans had been performing at their floors while interest rates were reaching historically low levels. This proved effective in slowing the average decline in loan yields as rates declined, however, it has had the opposite effect as rates increased, as these assets remained at their interest rate floors until just recently. Secondly, as deposit liabilities were priced as low as economically possible while attracting the volume of required funding, the net effect of this rising rate environment has been a larger increase in liability costs, generally, than the corresponding increase in asset yields during the current period. Due to the current level of prime rates and the impact of competitive pressure on new loan production, we expect this slight margin contraction to continue in the near term.

The average yield on interest-earning assets for the first nine months of 2005 was 6.49%, an increase of 45 basis points compared to the 6.04% yield earned during the first nine months of 2004. The average cost of interest-bearing deposits increased 72 basis points from 1.74% during the first nine months of 2004 to 2.46% for the comparable period in 2005, and the rate of all interest-bearing liabilities increased 70 basis points, from 1.96% in 2004 to 2.66% in 2005. The Company’s net interest margin decreased to 4.39% in the first nine months of 2005 compared to 4.50% in the first nine months of 2004. We anticipate interest rates slowly trending up over the next three months. If this occurs or if rates remain stable, net interest margin should decrease slightly due principally to a CD promotion we held late in the third quarter to lock in our cost of funds coupled with the effects of competitive pressure on new loan production at higher interest rates. Our margin is derived from the rate difference between our average yields on our current mix of assets in excess of our average cost of liabilities.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the nine months ended September 30, 2005 and September 30, 2004.

		2005			2004
	Average	Income/	Yields/	Average	Income/	Yields/
(dollars in thousands)	Balances	Expense	Rates	Balances	Expense	Rates
Interest-earning assets:
Loans (1)(2)	$743,018	$38,468	6.92%	$574,003	$27,212	6.33%
Investment securities (2)	79,461	2,540	4.27%	66,172	2,180	4.40%
Marketable equity securities - 90% tax exempt (2)	3,560	289	10.85%	3,395	272	10.70%
Interest-bearing deposits in other banks	390	8	2.68%	970	9	1.18%
Federal Home Loan Bank stock	2,706	81	4.00%	1,445	40	3.70%
Federal funds sold	41,906	928	2.96%	13,635	102	1.00%
Total interest-earning assets	871,041	42,314	6.49%	659,620	29,815	6.04%

Non-interest-earning assets:
Cash and due from banks	21,863			18,803
Premises and equipment, net	26,925			21,209
Allowances for loan losses	(6,744)			(5,564)
Other assets	30,782			28,622
Total non-interest-earning assets	72,826			63,070
Total assets	$943,867			$722,690

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$90,598	561	0.83%	$75,193	214	0.38%
Money market	167,428	2,597	2.07%	128,056	793	0.83%
Savings deposits	48,175	178	0.49%	43,738	127	0.39%
Time deposits	328,179	8,334	3.39%	221,498	4,969	3.00%
Total interest-bearing deposits	634,380	11,670	2.46%	468,485	6,103	1.74%

Other interest-bearing liabilities:
Short-term borrowings & FHLB advances	39,688	887	2.98%	31,258	299	1.28%
Long-term borrowings	17,069	1,173	9.19%	18,250	1,193	8.73%
Total interest-bearing liabilities	691,137	13,730	2.66%	517,993	7,595	1.96%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	171,108			139,733
Other liabilities	12,019			8,586
Shareholders’ equity	69,603			56,378
Total non-interest-bearing liabilities and shareholders’ equity	252,730			204,697

Total liabilities and shareholders’ equity	$943,867			$722,690

Interest rate spread (tax equivalent basis)			3.83%			4.08%
Net interest income (tax equivalent basis)		$28,584			$22,220
Net interest margin (3) (tax equivalent basis)			4.39%			4.50%

(1)	Average loans include non-performing loans.
(2)
Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The table below details the components of the changes in net interest income for the nine months ended September 30, 2005 and September 30, 2004. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes, changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2005 compared to 2004 (1) Due to changes in
(dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$8,575	$2,681	$11,256
Investment securities (2)	426	(66)	360
Marketable equity securities (2)	13	4	17
Interest-bearing deposits in other banks	(8)	7	(1)
Federal Home Loan Bank Stock	38	3	41
Federal funds sold	425	401	826
Total interest income	9,469	3,030	12,499

Interest expense
NOW accounts	51	296	347
Money market	306	1,498	1,804
Savings deposits	14	37	51
Time deposits	2,641	724	3,365
Short-term borrowings and FHLB advances	99	489	588
Long-term borrowings	(86)	66	(20)
Total interest expense	3,025	3,110	6,135

Change in net interest income	$6,444	$(80)	$6,364

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.
(2)
Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 18% to $1.8 million in the first nine months of 2005 compared to $1.5 million in the comparable prior year period. The higher provision for loan losses in 2005 was primarily attributable to the growth in the loan portfolio and change in composition of the loan portfolio. Total loans outstanding grew $172.8 million, or 26%, during the first nine months of 2005, as compared to only $79.7 million, or 15%, during the first nine months of 2004. The largest dollar increase during the first nine months of 2005 occurred in commercial real estate loans which increased $77.0 million, or 22%. This compares to a $41.0 million, or 14%, increase in commercial real estate loans during the first nine months of 2004. The disproportionate increase in the growth rate of the loan portfolio as compared to the provision for loan losses results from improvement in commercial real estate loan historical loss ratios and stabilization of indirect loans as a proportion of the total loan portfolio. As runoff continues to close in on new loan production, the growth rate of the indirect loan portfolio slowed to 24% during the first nine months of 2005 as compared with 41% during the corresponding 2004 period.

Total loans outstanding were $826.3 million at September 30, 2005, compared to $618.3 million at September 30, 2004. Net charge-offs were $854,000 during the nine months ended September 30, 2005 compared to $616,000 for the same period in 2004. Management will continue to monitor the credit quality of the lending portfolio and will recognize additional provisions in the future as necessary, in the opinion of management, to maintain the allowance for loan losses at an appropriate level.

NON-INTEREST INCOME

Non-interest income for the first nine months of 2005 was $9.8 million. This represents a 6% increase over the prior year period which totaled $9.2 million. The increase in non-interest income is primarily attributable to an increase in merchant bankcard processing income.

NON-INTEREST EXPENSE

Non-interest expense for the first nine months of 2005 was $27.4 million. This represents a 15% increase over the prior year period which totaled $23.9 million. The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $2.5 million. At September 30, 2005 the Bank had 323 full-time employees and 10 part-time employees, compared to 303 full-time employees at September 30, 2004. The increased staffing was attributable to the opening of one branch in southwest Florida during the fourth quarter of 2004, additions to manage growth throughout the Company and additions to assist in security and regulatory compliance. The majority of the other increases in the non-interest expense category are the result of costs associated with the growth of our business.

INCOME TAXES

The provision for income taxes includes federal and state income taxes. The effective tax rate was 35.4%, for the nine months ended September 30, 2005, and 34.0%, for the nine months ended September 30, 2004.

BALANCE SHEET

Total assets at September 30, 2005 were $1.05 billion, up 27% from total assets of $829.3 million at December 31, 2004. Asset growth was primarily funded by an increase in deposits of $225.5 million, or 33%. Loans net of deferred loan costs and fees increased $172.4 million, or 26%, to $828.1 million for the first nine months of 2005 from year end 2004. The largest dollar increase came in the commercial real estate loan category which increased $77.0 million, or 22%. Although we have continued to expand our indirect dealer auto loan program, it has begun to stabilize in percentage in proportion to the loan portfolio as a whole. At September 30, 2005, indirect auto loans accounted for $113.6 million, or 14%, of our loan portfolio as compared to $91.9 million, or 14%, at December 31, 2004. Also, in the same period, investment securities increased $16.7 million.

During the first nine months of 2005, we reduced our advances from the Federal Home Loan Bank by $10.0 million. Total advances outstanding were $25.0 million at September 30, 2005 as compared to $35.0 million at December 31, 2004.

Shareholders’ equity totaled $72.0 million at September 30, 2005, increasing $3.9 million from December 31, 2004. Book value per share increased to $12.50 at September 30, 2005 from $11.99 at December 31, 2004. The Company declared a quarterly dividend of $0.115 per share in the first, second and third quarters of 2005 and $0.1125 per share in each of the first three quarters of 2004.

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

Non-performing assets were as follows:

(dollars in thousands)	September 30, 2005	December 31, 2004
Total nonaccrual loans	$532	$704
Accruing loans delinquent 90 days or more (a)	-	-
Total non-performing loans	$532	$704

Repossessed personal property (indirect auto dealer loans)	858	688
Other real estate owned (b)	190	882
Other assets (b)	2,705	2,665
Total non-performing assets	$4,285	$4,939

Allowance for loan losses	$7,153	$6,243

Non-performing assets as a percent of total assets	0.41%	0.60%
Non-performing loans as a percent of gross loans	0.06%	0.11%
Allowance for loan losses as a percent of non-performing loans	1,344.5%	886.8%

(a)	Non-performing loans exclude the $1.6 million loan discussed below that is guaranteed for both principal and interest by the U.S. Department of Agriculture (USDA).

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

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1.9 million) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at September 30, 2005 and December 31, 2004, and is accruing interest. Accrued interest on this loan totals approximately $761,000 and $677,000 at September 30, 2005 and December 31, 2004, respectively.

The Bank is pursuing a sale of the property and equipment and has incurred various expenditures. The Bank capitalized the liquidation costs and a portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books related to this property totaled $190,000 at September 30, 2005 and December 31, 2004. The non-guaranteed principal and interest ($2.0 million at September 30, 2005 and December 31, 2004) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $744,000 and $704,000 at September 30, 2005 and December 31, 2004, respectively, are included as “other assets” in the financial statements.

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

The allowance for loan losses amounted to $7.2 million and $6.2 million at September 30, 2005 and December 31, 2004, respectively.

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

Based on an analysis performed by management at September 30, 2005, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

LIQUIDITY

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2005, there were $25.0 million in advances outstanding in addition to a $15 million letter of credit used in lieu of pledging securities to the State of Florida. In July 2004, new agreements were executed with the FHLB and a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans was done to bring the collateral availability up to approximately $170.0 million.

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

Our interest rate sensitivity position at September 30, 2005 is presented in the table below:

	3 Months	4 to 6	7 to 12	1 to 5	Over 5
(dollars in thousands)	or Less	Months	Months	Years	Years	Total
Interest-earning assets:
Loans	$368,616	$31,913	$50,706	$300,830	$74,218	$826,283
Investment securities-taxable	907	-	5,239	49,908	25,397	81,451
Investment securities-tax exempt	-	-	-	3,115	6,563	9,678
Marketable equity securities	3,419	-	-	-	-	3,419
Federal Home Loan Bank stock	2,781	-	-	-	-	2,781
Federal funds sold	61,164	-	-	-	-	61,164
Interest bearing deposit in other bank	218	-	-	-	-	218
Total interest-bearing assets	437,105	31,913	55,945	353,853	106,178	984,994

Interest-bearing liabilities:
NOW accounts	88,570	-	-	-	-	88,570
Money market	164,007	-	-	-	-	164,007
Savings deposits	47,638	-	-	-	-	47,638
Time deposits	104,785	160,614	86,786	94,119	5	446,309
Notes payable	-	-	-	-	4,000	4,000
Subordinated debentures	5,000	-	-	-	8,000	13,000
Other borrowings	38,827	-	-	-	-	38,827
Total interest-bearing liabilities	448,827	160,614	86,786	94,119	12,005	802,351

Interest sensitivity gap	$(11,722)	$(128,701)	$(30,841)	$259,734	$94,173	$182,643

Cumulative interest sensitivity gap	$(11,722)	$(140,423)	$(171,264)	$88,470	$182,643	$182,643

Cumulative sensitivity ratio	(1.2)%	(14.3)%	(17.4)%	9.0%	18.5%	18.5%

We are cumulatively liability sensitive through the one year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as non-indexed NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest sensitive accounts. Accordingly, if market interest rates should decrease, it is anticipated that the net interest margin would decrease. Because of non-interest bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. In the next three months, we anticipate interest rates increasing slowly and our net interest margin should decrease slightly due primarily to a CD promotion locking in our cost of funds late in the third quarter coupled with the effects of competitive pressure on new loan production at higher interest rates. Thereafter, if rates continue to increase it is anticipated that the net interest margin would increase over longer time horizons since the Company has more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, we believe the $171 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer the Company the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.

Interest-earning assets and other time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the -20% to +10% range. At September 30, 2005, we were within this range with a one year cumulative sensitivity ratio of -17.4%.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2005, total unfunded loan commitments were approximately $179.3 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At September 30, 2005, commitments under standby letters of credit aggregated approximately $2.6 million.

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

Interest rate sensitivity as of September 30, 2005 was analyzed using a simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from gradual and parallel shift in the yield curve. Rate changes are matched with known re-pricing intervals. The bank uses standardized assumptions run against bank data by an outsourced provider of Asset Liability reporting. The analysis indicates that the bank is benefited in an increasing rate environment more than it is harmed by a decreasing rate environment. This is primarily due to the fact that the Company has been originating adjustable rate commercial loans with interest rate floors. The effects of this are twofold. First, this has benefited our margins in the recent past and currently since we have had assets earning yields higher than would have been the case absent the floor rates. Second, in a declining rate environment, those “adjustable” rate loans act like fixed rate loans. This limits the Company’s loss of interest income when rates decline but does not constrain income gains in a rising rate market once these loans have moved past their floors.

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

Exhibit 31.1 - Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 31.2 - Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 32.1 - Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
Exhibit 32.2 - Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.

/s/ Edward V. Lett
Date:	November 9, 2005	Edward V. Lett
President and Chief Executive Officer

/s/ David P. Johnson
David P. Johnson
Executive Vice President and Chief Financial Officer