Form 10-K
period 2005-12-31
TIB FINANCIAL CORP.
filed 2006-03-14
CIK 1013796

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005		Commission file number 000-21329

TIB FINANCIAL CORP. (Exact Name of Registrant as Specified in Its Charter )

Florida (State of Incorporation)		65-0655973 (I.R.S. Employer Identification No.)
599 9th Street North Suite 101 Naples, Florida (Address of Principal Executive Offices)		34102 (Zip Code)

(239) 263-3344 (Registrant’s telephone number)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: Common stock, par value $0.10

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes or ☑ No

Check if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes or ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $153,946,000 based on the $26.95 per share closing price on June 30, 2005.

The number of shares outstanding of issuer’s class of common stock at February 28, 2006 was 5,825,548 shares of common stock.

Documents Incorporated By Reference: Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2005 fiscal year end are incorporated by reference into Parts II and III of this report.

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

ITEM 1: BUSINESS

General

We are a financial holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiary, TIB Bank. TIB Bank, which was formed in 1974, serves the Southern Florida market, principally Monroe, Collier, Lee and South Miami-Dade Counties, Florida. TIB Bank is headquartered in Key Largo, Florida. We operate 16 banking offices and 20 ATMs throughout South Florida. At December 31, 2005, we had approximately $1.08 billion in total assets, $920.4 million in total deposits, $882.4 million in total loans and shareholders' equity of $77.5 million. TIB Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC), up to applicable limits.

Through TIB Bank, we offer a wide range of commercial and retail banking and financial services to businesses and individuals. Our account services include checking, interest-bearing checking, money market, savings, certificates of deposit and individual retirement accounts. We offer all types of commercial loans, including: owner-operated commercial real estate; acquisition, development and construction; income-producing properties; working capital; inventory and receivable facilities; and equipment loans. We also offer a full complement of consumer loan products including residential real estate, installment loans, home equity, home equity lines, and indirect auto dealer loans. Our lending focus is predominantly on small to medium-sized business and consumer borrowers. Most importantly, we provide our customers with access to local TIB Bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships.

We are subject to examination and regulation by the Board of Governors of the Federal Reserve System, the Florida Office of Financial Regulation, and the FDIC. This regulation is intended for the protection of our depositors, not our shareholders.

In October 2000, we purchased Keys Insurance Agency of Monroe County, Inc. Keys Insurance Agency, Inc. (the new name subsequent to the purchase) had three offices in the Florida Keys and one office in Naples and brokered a full line of commercial and residential hazard insurance coverage as well as life and health insurance and annuities. In August 2003, we sold the assets of Keys Insurance Agency, Inc., and exited this line of business. In 2004, we eliminated TIB Government Loan Specialists, Inc. as a subsidiary, but continue to conduct its government-guaranteed loan program through TIB Bank. In December 2004, we sold internally developed intangible assets, primarily comprised of the book of business of our investment center. In December 2005, we sold our merchant bankcard processing segment.

Business Strategy

Our business strategy is to operate as a profitable, diversified financial services company providing a variety of banking and other financial services, with an emphasis on consumer and residential mortgage lending and commercial business loans to small and medium-sized businesses. As a result of the consolidation of small and medium-sized financial institutions, we believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. We emphasize comprehensive retail and small business products and responsive, decentralized decision-making which reflects our knowledge of our local markets and customers.

To continue asset growth and profitability, our marketing strategy is targeted to:

·	Provide customers with access to our local executives who make key credit and account decisions;

·	Pursue commercial lending opportunities with small to mid-sized businesses which we believe are underserved by our larger competitors;

·	Continue originating indirect auto dealer loans to enhance margins, effectively utilizing our funding sources;

·	Cross-sell our products and services to our existing customers to leverage our relationships and enhance profitability; and

·	Adhere to safe and sound credit standards to maintain the continued quality of assets as we implement our growth strategy.

Banking services

Commercial Banking. TIB Bank focuses its commercial loan originations on established small and mid-sized businesses , professionals and professional organizations in its market areas. These loans are usually accompanied by cash management services and deposit relationships. TIB Bank provides commercial real estate loans to finance the acquisition and development of owner operated properties; acquisition, development and construction of investment properties; builder construction lines of credit; and the purchase of income-producing properties, including office buildings, industrial buildings, self-storage, hotel/motel, medical centers, marinas, retail and shopping centers. TIB Bank offers a complete range of commercial loan products, including revolving lines of credit for working capital and term loans for the acquisition of equipment, funding property improvements or other business related expenses. Commercial underwriting is driven by cash flow repayment analysis along with the additional support provided by collateral and the principals involved with the loan.

Retail Banking. TIB Bank's retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by TIB Bank to meet the varied needs of its customers from young persons to senior citizens. In addition to traditional products and services, TIB Bank offers contemporary products and services, such as debit cards, Internet banking and electronic bill payment services. Consumer loan products offered by TIB Bank include home equity lines of credit, second mortgages, new and used auto loans, including indirect loans through auto dealers, new and used boat loans, overdraft protection, and unsecured personal credit lines.

Mortgage Banking. TIB Bank's mortgage banking business is structured to provide a source of fee income largely from the process of originating product for sale on the secondary market (primarily fixed rate loans), as well as the origination of primarily adjustable rate loans to be held in TIB Bank's loan portfolio. Mortgage banking capabilities include conventional and nonconforming mortgage underwriting; and construction and permanent financing.

Lending activities

Loan Portfolio Composition. At December 31, 2005, TIB Bank's loan portfolio totaled $882.4 million, representing approximately 82.0% of our total assets of $1.08 billion. For a discussion of our loan portfolio, see "Management's Discussion of Financial Condition and Results of Operation - Loan Portfolio."

The composition of TIB Bank's loan portfolio at December 31, 2005 and 2004 is indicated below, along with the growth from the prior year

(Dollars in thousands)	Total Loans December 31, 2005	% of Total Loans	Total Loans December 31, 2004	% of Total Loans	% Increase (Decrease) from December 31, 2004 to 2005
Real estate mortgage loans:
Commercial	$451,969	51.2	$351,346	53.7	28.6
Residential	76,003	8.6	67,204	10.3	13.1
Farmland	4,660	0.5	4,971	0.8	(6.3)
Construction	125,207	14.2	49,815	7.6	151.3
Commercial and agricultural loans	80,055	9.1	64,622	9.9	23.9
Indirect auto dealer loans	118,018	13.4	91,890	14.1	28.4
Home equity loans	17,232	2.0	13,856	2.1	24.4
Other consumer loans	9,228	1.0	9,817	1.5	(6.0)
Total	$882,372	100	$653,521	100	35.0

Our non-performing loans as a percentage of gross loans remained consistent at 0.11% at December 31, 2005 and 2004.

Commercial Real Estate Mortgage Loans. At December 31, 2005, TIB Bank's commercial real estate loan portfolio totaled $452.0 million. The Bank also has $4.7 million in loans outstanding that are secured by farmland. TIB Bank originates commercial mortgages secured by office and retail buildings, hotels, bed and breakfast inns, and multi-purpose warehouse buildings. Although terms may vary, TIB Bank's commercial mortgages generally are long term in nature, owner-occupied, and variable-rate loans. TIB Bank seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area and obtaining periodic financial statements and tax returns from borrowers. It is also TIB Bank's general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

Commercial Loans. At December 31, 2005, TIB Bank's commercial loan portfolio totaled $80.1 million. TIB Bank originates secured and unsecured loans for business purposes. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns.

Construction Loans. At December 31, 2005, TIB Bank's construction loan portfolio totaled $125.2 million. TIB Bank provides interim real estate acquisition development and construction loans to builders, developers, and persons who will ultimately occupy the building. Real estate development and construction loans to provide interim financing on the property are based on acceptable percentages of the appraised value of the property securing the loan in each case. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. TIB Bank carefully monitors these loans with on-site inspections and control of disbursements.

Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely in the value of the underlying property, TIB Bank considers the market conditions and feasibility of the proposed project, the financial condition and reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information.

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

Residential Real Estate Mortgage Loans. At December 31, 2005, TIB Bank's residential loan portfolio totaled $76.0 million. TIB Bank originates adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. TIB Bank will place some of these, primarily adjustable rate, loans into its portfolio, although the substantial majority are sold to investors.

Indirect Auto Dealer Loans. At December 31, 2005, TIB Bank's indirect auto dealer loans portfolio totaled $118.0 million. The Bank buys loans that have been originated by automobile dealerships - this is commonly referred to as indirect lending. We predominately buy loans from auto dealers in Southwest Florida and they are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles.

The balance of outstanding indirect loans continued to grow quickly in 2005. However, the pace of growth began to normalize as the portfolio began to mature and payoffs and paydowns have become more significant. Since the expected life of these loans is approximately two years, we believe the level of outstanding indirect loans has leveled off and we therefore expect that indirect loans will remain below 15% of total loans outstanding.

We anticipate being able to deliver strong results while maintaining credit quality in our indirect lending operations due to a combination of factors including:

·
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

·
Thorough underwriting of applicants - We evaluate credit scores and other pertinent information such as the stability of the applicant's job, home ownership, and the nature of any credit issues which may give us a better indication of creditworthiness than just the credit score.

·
Effective collections - We get to customers quickly and more often as payment issues arise. We begin contacting the customer once their payment is 10 days past due. After an account is 15 days past due, it is referred to a collection company for resolution including field contacts as necessary.

·
Sale of repossessed automobiles at retail prices - We sell most of the repossessed automobiles we acquire on a retail less commission basis instead of wholesale through auctions. We are able to do this because we have an established relationship with a dealer who sells the automobiles for us. This has helped reduce our loss per vehicle.

Other Consumer Loans and Home Equity Loans. At December 31, 2005, TIB Bank's consumer loan portfolio totaled $9.2 million, and its home equity portfolio totaled $17.2 million. TlB Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 85% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 10 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.

Credit administration

TIB Bank's lending activities are governed by written policies approved by the board of directors to ensure proper management of credit risk. Loans are subject to a defined credit process that includes repayment analysis of the borrower, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential underperforming credits, estimate loss exposure, and to ascertain compliance with TIB Bank's policies. Management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

TIB Bank generally does not make commercial or consumer loans outside its market area unless the borrower has an established relationship with TIB Bank and conducts its principal business operations within TIB Bank's market area. Consequently, TIB Bank and its borrowers are affected by the economic conditions prevailing in its market area.

Merchant Bankcard Processing

Through December 30, 2005, the Bank processed credit card transactions for merchants primarily in the Florida Keys. As a vacation destination, merchants in the Florida Keys typically generate a high volume of credit card transactions. The Bank competed for merchant bankcard processing business primarily on the basis of customer service. In the typical merchant bankcard transaction, the Bank would pay the merchant the amount of the charge less a negotiated fee. In order to obtain payment of the charge from the issuing bank or its processor, the Bank had to pay interchange fees, which were deducted from the payment and reflected as a part of merchant bankcard processing expenses. As a merchant bankcard processor, the Bank bore the risk of loss if a credit card customer disputed a charge and the Bank could not recover from the merchant. The Bank sold the merchant bankcard processing segment to NOVA Information Systems on December 30, 2005. Subsequent to the sale, all historical operating results are reflected as discontinued operations in the accompanying financial statements.

Investment and insurance activities

Through December 15, 2004, TIB Bank engaged through a wholly-owned subsidiary, TIB Investment Center, Inc., in the retail sale of non-deposit investment products such as variable and fixed rate annuities, mutual funds and other products. On December 15, 2004, the Company closed the sale of certain intangible assets which primarily comprised the book of business which served as the foundation of the investment center operations.

Employees

As of December 31, 2005, the Bank employed 332 full-time employees and 12 part-time employees. Except for certain officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. The Company and its subsidiaries are not a party to any collective bargaining agreement, and management believes the Company and its subsidiaries enjoy satisfactory relations with its employees.

Related Party Transactions

At December 31, 2005, we had $882.4 million in total loans outstanding, of which $862,000 was outstanding to certain of our executive officers, directors, and security holders who own more than 10% of our voting securities, and their related business interests. In the ordinary course of business, TIB Bank makes loans to our directors and their affiliates and to policy-making officers, all of which are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collectibility.

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

Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the Federal Reserve, we may acquire more than 5% of the assets or outstanding shares of a company engaging in nonbank activities determined by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. In recent years, changes in law have significantly increased the right of an eligible bank holding company, called a “financial holding company,” to engage in a full range of financial activities, including insurance and securities activities, as well as merchant banking and other financial services. We are a financial holding company and thus have expanded financial affiliation opportunities as long as TIB Bank remains a well-capitalized bank under the standards discussed below, and also meets certain other requirements. As of December 31, 2005, TIB Bank met these requirements for our continued qualification as a financial holding company.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may subject the institution to regulatory sanctions if required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. We believe that we meet substantially all standards that have been adopted. This law also imposes capital standards on insured depository institutions. See “Capital Requirements” below.

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

Deposit Insurance

As an FDIC member institution, deposits of TIB Bank are currently insured to a maximum of $100,000 per category of ownership of depositor through the Bank Insurance Fund, which is administered by the FDIC.

Limits on Dividends and Other Payments

Our current ability to pay dividends is largely dependent upon the receipt of dividends from TIB Bank. Both federal and state laws impose restrictions on the ability of TIB Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution like TIB Bank if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized.” See “Capital Requirements" below. The Federal Reserve has issued a policy statement that provides that bank holding companies should pay dividends only out of the prior year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. For a Florida state-chartered bank, dividends may be paid out of the bank’s aggregate net profits for the current year combined with its retained earnings for the preceding two years as the board deems appropriate. No dividends may be paid at a time when a bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

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

The federal banking agencies are required to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. As a result, the federal bank regulatory authorities have adopted regulations setting forth a five tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. As of December 31, 2005, TIB Bank met the definition of a “well-capitalized” institution.

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

Sarbanes-Oxley Act

In 2002, the Sarbanes-Oxley Act was enacted which imposes a myriad of corporate governance and accounting measures designed so that shareholders have full and accurate information about the public companies in which they invest. All public companies are affected by the Act. Some of the principal provisions of the Act include:

·	The creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

·	Auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

·
Additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

·	Expansion of the authority and responsibilities of the company’s audit, nominating and compensation committees;

·	Mandatory disclosure by analysts of potential conflicts of interest; and

·	Enhanced penalties for fraud and other violations.

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

Statistical Information

Certain statistical information is found in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

ITEM 1A: RISK FACTORS

RISK FACTORS

      Our business is subject to a variety of risks, including the risks described below as well as adverse business conditions and changes in regulations and the local, regional and national economic environment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not known to us or not described below which we have not determined to be material may also impair our business operations. You should carefully consider the risks described below, together with all other information in this report, including information contained in the “Business,” “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and “Quantitative and Qualitative Disclosures about Market Risk” sections. This report contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in forward-looking statements. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected, and we may not be able to achieve our goals. Such events may cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

Risks Related to Our Business

Our business strategy includes the continuation of significant growth plans, and if we fail to grow or fail to manage our growth effectively as we pursue our strategy, it could negatively affect our results of operations

    We intend to continue pursuing a significant growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

    Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe that we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that growth opportunities will be available or that growth will be successfully managed.

If the value of real estate in our core Florida market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us

   With most of our loans concentrated in Southern Florida, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

   In addition to the financial strength and cash flow characteristics of the borrower in each case, TIB Bank often secures its loans with real estate collateral. At December 31, 2005, approximately 77% of TIB Bank’s loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

An inadequate allowance for loan losses would reduce our earnings

   The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require TIB Bank to increase the allowance for loan losses as a part of their examination process, TIB Bank’s earnings and capital could be significantly and adversely affected.

Our indirect lending program has a limited operating history and, as a result, the financial performance to date of this program may not be a reliable indicator of whether this business will continue to be successful

    A significant portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers primarily located in Southwest Florida. We began this program in 2002 and as of December 31, 2005, we had approximately $118 million of indirect loans outstanding. We plan to grow this portfolio further. These loans are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, they involve significant risks in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, changes in the local economy and difficulty in monitoring collateral. While indirect automobile loans are secured, they are secured by depreciating assets and characterized by loan to value ratios that could result in the Bank not recovering the full value of an outstanding loan upon default by the borrower. In addition, given the relatively unseasoned nature of this portfolio, credit problems may not have surfaced or become apparent yet, but may arise in the future.

Our de novo branching strategy could cause our expenses to increase faster than revenues

    Our strategy for building market share in Southwest Florida is based on establishing new branches. We currently plan to open one new branch and relocate an existing branch in the coming year. We also plan to open at least one additional branch in 2007. There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for several years. Accordingly, our new branches can be expected to be a drag on our earnings for some period of time. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance that our new branches will be successful even after they have been established.

We are dependent upon the services of our management team

    Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and other personnel. Competition for such personnel is intense, and we cannot assure you that the Company will be successful in retaining such personnel. We also cannot guarantee that members of our executive management team will remain with us. Changes in key personnel and their responsibilities may be disruptive to the Company’s business and could have a material adverse effect on our business, financial condition and results of operations.

Risk Related to an Investment in Our Common Stock

Future capital needs could result in dilution of shareholders’ investments

    Our board of directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would dilute the ownership interests of current shareholders in the Company and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Although publicly traded, the trading market in our common stock has substantially less liquidity than the average trading market for stock quoted on The NASDAQ National Market, and the price of our common stock due to this limited trading market may be more volatile in the future

    Our common stock is thinly traded. The average daily trading volume of our shares on The NASDAQ National Market during 2005 was approximately 4,641 shares. Thinly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

ITEM 2: PROPERTIES

The Company’s executive offices are now located at 599 9th Street North, Naples, Florida. The Bank’s executive offices are located at 99451 Overseas Highway, Key Largo, Florida. This is a two-story building owned by the Bank that contains approximately 13,275 square feet of finished space. The building is used for office space and the operation of a branch facility. Other Company operated properties are as follows:

Address	Location	Purpose	Owned/ Leased
30400 Overseas Highway	Big Pine Key	Branch	Owned
8100 Health Center Boulevard	Bonita Springs	Branch and office	Leased
12205 Metro Parkway	Fort Myers	Branch	Owned
12195 Metro Parkway	Fort Myers	Indirect lending	Owned
600 North Homestead Boulevard	Homestead	Branch	Owned
777 North Krome Avenue	Homestead	Branch	Owned
630 Washington Avenue	Homestead	Office space	Leased
28 N.E. 18 Street	Homestead	Office space	Owned
80900 Overseas Highway	Islamorada	Branch and office	Owned
103330 Overseas Highway	Key Largo	Branch	Owned
228 Atlantic Boulevard	Key Largo	Loans and HR	Owned
330 Whitehead Street	Key West	Branch	Owned
3618 North Roosevelt Boulevard	Key West	Branch	Owned
2348 Overseas Highway	Marathon	Branch	Owned
5800 Overseas Highway - Suite 41	Marathon	Commercial lending	Leased
11401 Overseas Highway	Marathon Shores	Branch	Owned
3940 Prospect Avenue - Suite 104 & 105	Naples	Branch	Leased
1720 J & C Boulevard - Suite 1	Naples	Branch	Leased
9915 Tamiami Trail North - Suite 1 & 2	Naples	Loan center	Leased
599 9th Street North - Suite 100 & 101	Naples	Corporate HQ & Branch	Owned
599 9th Street North - Suite 201	Naples	Office space	Leased
1119 US Highway 27 South	Sebring	Residential lending	Leased
91980 Overseas Highway	Tavernier	Branch	Owned

In 2004, the Bank purchased a parcel of land located at the Pine Air Lakes Subdivision in Naples, Florida, where it plans to construct a new branch.

In 2005, the Bank sold land that it bought in 2004 located at the Miami Land & Development Subdivision in Homestead, Florida and purchased a property at 17000 Cam Circle in Ft. Myers, Florida where it plans to construct a new branch.

ITEM 3: LEGAL PROCEEDINGS

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ National Market under the symbol “TIBB.” As of December 31, 2005, there were 459 registered shareholders of record and 5,792,598 shares of our common stock outstanding. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ National Market:

	2005		2004
(Quarter Ended)	High	Low	High	Low
March 31	$29.02	$24.65	$25.00	$20.15
June 30	29.30	26.10	22.85	20.20
September 30	32.50	25.85	22.25	19.62
December 31	33.71	29.00	25.67	21.90

For the year ended December 31, 2005, we paid cash dividends to our shareholders in the amount of $.115 per share for the first three quarters and $.1175 per share for the last quarter ($.4625 in the aggregate). For the year ended December 31, 2004, we paid cash dividends to our shareholders in the amount of $.1125 per share for the first three quarters and $.115 per share for the last quarter ($.4525 in the aggregate). Our ability to continue to pay cash dividends to our shareholders is primarily dependent on the earnings of the Bank. Payment of dividends by the Bank to us is limited by dividend restrictions in capital requirements imposed by Bank regulators. Information regarding restrictions on the ability of the Bank to pay dividends to us is contained in Note 14 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof. In general, future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and our financial condition as well as that of the Bank.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Compensation of Executive Officers and Directors - Equity Compensation Plan Information” of our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

We did not repurchase any shares of our common stock in 2005.

ITEM 6: SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 is unaudited and has been derived from our Consolidated Financial Statements and from our records. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Balance Sheet Data
As of December 31,

(Dollars in thousands)	2005	2004	2003	2002	2001
Total assets	$1,076,070	$829,325	$669,298	$567,149	$494,111
Investment securities	97,464	77,807	52,557	54,268	52,354
Gross loans	882,372	653,521	538,598	441,743	379,104
Allowance for loan losses	7,546	6,243	5,216	4,272	3,675
Deposits	920,424	687,859	553,813	482,683	415,736
Shareholders’ equity	77,524	68,114	41,246	33,506	28,672

Income Statement Data
Year ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Interest and dividend income	$59,434	$40,916	$34,606	$31,316	$33,717
Interest expense	20,304	10,730	9,839	10,329	15,797
Net interest income	39,130	30,186	24,767	20,987	17,920
Provision for loan losses	2,413	2,455	1,586	791	1,005
Net interest income after provision for loan losses	36,717	27,731	23,181	20,196	16,915
Non-interest income	6,258	6,306	7,084	6,041	5,988
Non-interest expense	(31,856)	(27,057)	(23,541)	(20,011)	(17,468)
Income tax expense	(3,927)	(2,337)	(2,324)	(2,098)	(1,847)
Income from continuing operations	7,192	4,643	4,400	4,128	3,588
Income from discontinued operations, net of taxes	4,632	555	702	607	306
Net income	$11,824	$5,198	$5,102	$4,735	$3,894

Per Share Data
Year ended December 31,
	2005	2004	2003	2002	2001

Book value per share at year end *	$13.38	$11.99	$9.31	$8.30	$7.27

Basic earnings per share from continuing operations	$1.26	$0.87	$1.03	$1.03	$0.91
Basic earnings per share from discontinued operations	0.81	0.11	0.17	0.16	0.08
Basic earnings per share	$2.07	$0.98	$1.20	$1.19	$0.99

Diluted earnings per share from continuing operations	$1.22	$0.85	$0.99	$1.00	$0.88
Diluted earnings per share from discontinued operations	0.78	0.10	0.16	0.14	0.07
Diluted earnings per share	$2.00	$0.95	$1.15	$1.14	$0.95

Basic weighted average common equivalent shares outstanding	5,711,974	5,309,860	4,257,224	3,992,775	3,923,763
Diluted weighted average common equivalent shares outstanding	5,900,446	5,479,696	4,435,861	4,144,855	4,096,767
Dividends declared per share	$0.4625	$0.4525	$0.4425	$0.4325	$0.43

* Calculation includes unvested shares of restricted stock issued during 2005.

Performance Ratios
	2005	2004	2003	2002	2001
Return on average assets**	0.74%	0.63%	0.71%	0.77%	0.75%
Return on average equity**	10.19%	7.83%	11.69%	13.26%	13.03%
Average equity/average assets	7.26%	8.01%	6.05%	5.82%	5.79%
Net interest margin	4.38%	4.51%	4.43%	4.39%	4.22%
Dividend payout ratio ***	22.34%	46.22%	36.92%	36.47%	43.32%
Allowance for loan losses/total loans	0.86%	0.96%	0.97%	0.97%	0.97%
Non-performing assets/total assets	0.46%	0.60%	0.55%	0.65%	0.90%
Non-performing loans/gross loans	0.11%	0.11%	0.07%	0.12%	0.42%
Allowance for loan losses/non-performing loans	789.33%	886.79%	1,336.33%	783.19%	231.07%
Non-interest expense/tax equivalent net interest income and non-interest income from continuing operations	69.69%	73.48%	73.44%	73.62%	72.53%

** The computation of return on average assets and return on average equity is based on net income from continuing operations.
*** The computation of the dividend payout ratio is based on net income including discontinued operations.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TIB Bank operates primarily as an owner-operated real estate secured commercial lender, focusing on middle-market businesses in our Southern Florida markets. TIB Bank was formed in and has a substantial market presence in the Florida Keys. In recent years, the Bank has expanded into the adjacent Florida counties of Miami-Dade, Collier and Lee. The Bank funds its lending activity by gathering retail and commercial deposits from our service area. Significant economic growth in the southern portion of Miami-Dade County and along the southwest coast of Florida (Naples, Bonita Springs, and Ft. Myers area) offers tremendous opportunities for us to continue to grow our core banking franchise in these contiguous markets.

We are utilizing a de novo branching strategy of evaluating and selecting sites and building new bank branch locations to enter and grow in these new markets. Due to the cost premiums associated with community banks and branches in Florida in recent years, we believe that de novo expansion has been and continues to be the most economical method for us to build market share in many of the areas where we seek to have a presence. While de novo expansion has a dilutive effect on short-term earnings, the resulting growth will continue to add significant value to our franchise. By timing our expansion, we plan to balance earnings, growth and expense. Although organic growth has been the method of choice to date, growth through acquisition would be considered if pricing, market and culture fit were advantageous to our growth and expansion plans.

Performance Overview

TIB Financial Corp. is a financial services holding company focused on growth and expansion in the Florida marketplace and the parent company of TIB Bank. For the year ended December 31, 2005, net income from continuing operations was $7.2 million, or $1.26 per basic share and $1.22 per diluted share. These results compared with $4.6 million, or $0.87 per basic share and $0.85 per diluted share, for the prior year, represent increases of approximately 55%, 45% and 44%, respectively.

We see 2005 as a year of delivering on our stated execution commitments. Quarter after quarter, the team’s successful implementation of our strategic market expansion has resulted in consistent, predictable asset and earnings growth. We’ve experienced the momentum of the increasing market share shift in our direction and recognize and are realizing the significant ongoing opportunities presented by some of the nation’s most dynamic population growth patterns. Our markets display diversity, economic strength and are among the nation’s fastest growing. Additionally, merger-related market disruption continues to provide opportunities in gathering commercial, household and municipal relationships. As we continue to grow, we have and will continue to maintain our high credit underwriting standards, the overall credit quality of our loan portfolio, and the market pricing of our deposit base. The core competency of the Bank has been and remains focused on the middle market commercial business segment that has been so successful for us.

An example of this strategic positioning was the careful consideration of our strategic options for merchant payment processing, resulting in the decision to align ourselves with NOVA Information Systems (“NOVA”) as provider of payment processing for our commercial customers. This alliance allows us to maintain our extraordinary customer service standards while introducing state-of-the-art new products. NOVA was selected by TIB based on its recognized excellence in customer service and its commitment to maintaining superior technology. Under our agreement with NOVA, we sold our existing payment processing portfolio for $7.25 million in cash (approximately a $6.7 million gain, net of transaction costs). This gain provided an infusion of new non-dilutive equity capital which will be used to augment the Bank’s core capital position as the accelerating organic asset growth continues into 2006. The historical operations of the merchant bankcard payment processing segment is reported as discontinued operations in the accompanying consolidated financial statements.

Despite the most active hurricane season in history, including two direct impacts from Hurricanes Katrina and Wilma, several close calls and numerous hurricane threats resulting in evacuations and the myriad of related business disruptions in South Florida during 2005, we suffered no significant physical damage from the storms. In fact, our management truly weathered the storms and our team exemplified our commitment to excellence in customer service as our branch infrastructure was first or among the first to reopen and respond to customer needs in each of our affected markets.

Net interest income on a tax-equivalent basis was $39.5 million for 2005, an increase of 29% over $30.5 million a year ago. Non-interest income, which includes service charges on deposit accounts, real estate fees, and other operating income, totaled $6.3 million, consistent with the prior year.

      Our interest margin contracted slightly from 4.51% in 2004 to 4.38% in 2005. This slight contraction is due to several opposing factors. First, although interest rates increased continuously throughout the year, a significant portion of our commercial loans remained at their interest rate floors for some part of the year. Second, we increased the relative proportion of CDs to the total liabilities of the Bank as we decided to use CD promotions to fill our funding needs and lock in the funding costs early as interest rates increased rather than leveraging our balance sheet. Finally, our indirect auto lending portfolio has begun to mature. We expect it will continue to grow, but at a slower pace than in recent years and slower than the comparable pace of loan portfolio and balance sheet growth as a whole. As the indirect loans become a smaller component of our portfolio, we expect the impact of its somewhat higher yields, on the overall loan portfolio yield, will be of decreasing significance. Looking at the year ahead, we expect our margins to remain fairly stable as we expect commercial loan growth to continue in Southwest Florida and to a lesser extent, in the Florida Keys. Our challenge will be to continue to manage and balance this growth coupled with continued near term increases in interest rates with the increasing competition for high yield, high quality commercial credits and market pricing for liabilities.

Non-interest income includes a slight decrease in service charges on deposit accounts, to $2.4 million in 2005; primarily attributable to a substantial increase in the usage of electronic and online banking products which result in lower fees per account. We have been encouraging the usage of these products to lower delivery costs throughout our branch distribution system. Fees on mortgage loans sold increased nominally due to increased competition in the local market place combined with lower volume due to a low level of refinancing volume coupled with multiple interruptions of transaction closings caused by the frequency of local severe weather threats along with an overall softening of the residential real estate market.

Non-interest expense for 2005 was $31.9 million, compared with $27.1 million a year ago. The increase in non-interest expense for 2005 is primarily attributable to a 23% increase in salaries and employee benefits expenses associated with the Company’s ongoing expansion activities in the Southwest Florida market. Our continued focus on cost containment resulted in net occupancy and other expenses increasing less than 12% compared to 2004. We expect the growth in non-interest expenses to continue at a relatively constant level in dollar terms and become a proportionately smaller percentage of the total business in the future.

Total assets increased 30% during 2005 to $1.08 billion as of December 31, compared with $829.3 million a year ago. Total loans grew 35% to $882.4 million as of December 31, 2005, compared with $653.5 million a year ago. Commercial real estate mortgage loans accounted for the largest categorical dollar increase during 2005, representing $100.6 million of the total increase. Asset growth was funded by an increase in total deposits to $920.4 million as of December 31, 2005, representing organic deposit growth of 34% from $687.9 million the prior year.

Credit quality remained strong as of December 31, 2005 with the allowance for loan losses totaling $7.5 million, or 0.86% of total loans and 789% of non-performing loans. These figures compare with 0.96% and 887%, respectively, as of December 31, 2004. Annual net charge-offs represented 0.14% of average loans as of December 31, 2005, compared with 0.24% as of December 31, 2004.

The considerable growth in our balance sheet and operations reflects the continued success of our strategic expansion into more dynamic growth markets in South Florida. By the end of 2005, more than 44% of the Company’s customer deposit base was located outside the mature core business market of the Florida Keys, compared with just 33% at the beginning of the year. We have been able to continue to generate significant internal organic growth of new deposits and loans in our markets outside of the Keys, while maintaining high quality assets and our stellar compliance record. During 2005, continued disruption in the market from big bank mergers and acquisitions created unprecedented opportunities for TIB to continue to attract customers who prefer to conduct business with a locally managed company. To capitalize on the current environment, the Company continues to add senior lenders and de novo branches in the growth markets in Southwest Florida.

Economic and Operating Environment Overview

During 2005, business activity in our primary markets reflected the national trends of increased economic expansion with continued increases in overall employment due to productivity gains and the desire to reduce excess capacity. In an effort to return to monetary neutrality, the Federal Reserve elected to raise short-term interest rates 25 basis points eight times during the year. Specifically, the target Federal Funds Rate began 2005 at 2.25% and ended the year at 4.25%. The Prime lending rate continued its recent pattern of staying 300 basis points, 3%, above the Federal Funds Rate.

The effect of the increasing interest rate environment during 2005 was a slight contraction of our net interest margin. The increasing Prime rate directly affects yields on loans tied to that index and even loans not indexed to Prime are priced reflective of overall higher asset yields. However, throughout the year, many loans remained at floors for some part of the year resulting in a delay of the repricing characteristics of the portfolio. In contrast, our impressive organic growth rate and the related funding needs resulted in our decision to be more competitive on deposit pricing. Our funding mix decisions led to several CD promotions during 2005 allowing us to lock in funding costs in the rising rate environment well in advance of our funding needs while maintaining our borrowing availability and liquidity. This strategy resulted in deposit liabilities price increases to attract the required volume of funding. Excess funds were reinvested in lower yielding liquid assets until necessary to fund loan growth and resulted in an overall higher average level of Fed funds sold throughout 2005 as compared to 2004. We believe that the net effect of the current interest rate environment will translate into margin stability as we continue to manage these opposing factors with our increased funding needs and our desire to obtain such funding through our branch distribution system rather than increasing the leverage of our balance sheet in the near term.

During 2005, the Bank continued to expand its indirect automobile lending program, in an effort to generate higher relative yielding assets. As of December 31, 2005, we had approximately $118 million of indirect auto loans outstanding. Coupled with the appropriate safeguards, we believe this product continues to offer the Bank an opportunity to increase asset yields while not sacrificing our primary objective of maintaining strong asset quality. We believe that during 2005, this portfolio began to mature and peaked below 15% of the total loan portfolio composition. In maturing, indirect loans began to decrease as a percentage of the loan portfolio. Looking ahead, management believes the balance of indirect auto loans outstanding will continue to increase, however, we expect the growth rate to decrease steadily as we experience increasing levels of runoff. Additionally, we expect the indirect portfolio to have a reduced effect on portfolio yield as it continues to become an increasingly smaller relative component of the loan portfolio as a whole.

We also recently announced the completion of our distribution strategy for Collier and Lee counties in Southwest Florida with the identification of and acquisition or contract execution of all related properties. During 2005, we began construction of a 16,000-square-foot banking office in Naples, Florida. Construction is expected to begin in 2006 on two other Southwest Florida locations. Additional branch sites will continue to be explored in other high-growth markets throughout Florida.

Analysis of Financial Condition

Our assets totaled $1.08 billion at December 31, 2005 compared to $829.3 million at the end of 2004, an increase of $246.7 million or 30%. The growth in assets was primarily a result of increased lending activity as the Bank invested funds provided by significant deposit growth.

Total loans increased $228.9 million or 35%, to $882.4 million at December 31, 2005. The growth in the loan portfolio was primarily attributed to increases in commercial real estate loans of $100.6 million, indirect auto dealer loans of $26.1 million, construction loans of $75.4 million, commercial and agricultural loans of $15.4 million and residential loans of $8.8 million.

Total deposits increased $232.6 million or 34%, from $687.9 million at the end of 2004 to $920.4 million on December 31, 2005. Non-interest-bearing deposits increased $17.8 million or 12%, while interest-bearing deposits increased $214.8 million or 40%.

Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable, and subordinated debentures, totaled $59.3 million at year end 2005 compared to $65.4 million at the end of 2004. During 2005, we reduced our FHLB advances by $10.0 million. On January 3, 2005 we repaid $1.25 million of the notes payable at a 3% premium.

Shareholders’ equity increased $9.4 million or 14%, from $68.1 million on December 31, 2004 to $77.5 million at the end of 2005.

Book value per share increased to $13.38 at December 31, 2005, from $11.99 at December 31, 2004.

Results of Operations

Net income

2005 compared with 2004:

The Company’s 2005 net income of $11.8 million increased 127% compared to $5.2 million in 2004. Basic and diluted earnings per share for 2005 were $2.07 and $2.00, respectively, as compared to $0.98 and $0.95 per share in 2004.

Net income from continuing operations was $7.2 million for 2005, compared to $4.6 million for 2004, an increase of 55%. As discussed in Note 19 of the accompanying "Notes to Consolidated Financial Statements", the Company closed the sale of the merchant bankcard processing segment in the fourth quarter of 2005.

Return on average assets based on net income from continuing operations was 0.74% and 0.63% for 2005 and 2004, while return on average shareholders’ equity based on net income from continuing operations was 10.19% and 7.83% over the same two years, respectively.

2004 compared with 2003:

The Company’s 2004 net income of $5.2 million increased 2% compared to $5.1 million in 2003. Basic and diluted earnings per share for 2004 were $0.98 and $0.95, respectively, as compared to $1.20 and $1.15 per share in 2003.

Net income from continuing operations was $4.6 million for 2004, compared to $4.4 million for 2003, an increase of 6%. As discussed in Note 19 of the accompanying "Notes to Consolidated Financial Statements", the Company closed the sale of the merchant bankcard processing segment in the fourth quarter of 2005 and closed the sale of the assets of its wholly-owned subsidiary, Keys Insurance Agency, Inc., in the third quarter of 2003.

Return on average assets based on net income from continuing operations was 0.63% and 0.71% for 2004 and 2003, while return on average shareholders’ equity based on net income from continuing operations was 7.83% and 11.69% over the same two years, respectively.

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

2005 compared with 2004:

Net interest income was $39.1 million for the year ended December 31, 2005, compared to $30.2 million for the same period in 2004. The 30% increase was mainly attributable to increased lending volume. Partially offsetting this increase was an increase in interest expense on time deposits, our highest cost deposit category as a percentage share of total deposits. The increase in the average cost of interest-bearing liabilities from 2.02% in 2004 to 2.82% in 2005 coupled with higher volumes resulted in an increase in interest expense from $10.7 million in 2004 to $20.3 million in 2005. Our tax equivalent net interest margin contracted slightly to 4.38% from 4.51% in 2004. Going forward, we expect further market rate increases to more directly affect loan yields and deposit costs as more adjustable loans move through their floor levels and competitive pressures result in deposit rates increasing more rapidly. We believe the predominant driver in the increase in net interest income is and will continue to be the growth of our balance sheet. Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to be considerably less in extent than the relative impact of asset growth.

2004 compared with 2003:

Net interest income was $30.2 million for the year ended December 31, 2004, compared to $24.8 million for the same period in 2003. The 22% increase was mainly attributable to increased lending volume. Partially offsetting this increase was an increase in interest expense on time deposits, our highest cost deposit category as a percentage share of total deposits. The decrease in the average cost of interest-bearing liabilities from 2.13% in 2003 to 2.02% in 2004 partially offset higher volumes resulting in an increase in interest expense from $9.8 million in 2003 to $10.7 million in 2004. The increased loan volumes and lower costs for liabilities more than offset the decrease in asset yields. Our success in managing asset yields through interest rate floors became evident during 2004 as our tax equivalent net interest margin increased to 4.51% from 4.43% in 2003.

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of interest-earning assets; the average balances, interest expense and average rate by major categories of interest-bearing liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 2005, 2004 and 2003.

Average Balance Sheets

	2005			2004			2003
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
ASSETS
Interest-earning assets:
Loans (a)(b)	$772,363	$54,492	7.06%	$590,167	$37,724	6.39%	$484,147	$31,669	6.54%
Investment securities—taxable	73,213	2,978	4.07%	58,308	2,344	4.02%	47,729	2,250	4.71%
Investment securities—tax exempt (b)	9,595	572	5.96%	9,990	615	6.16%	7,608	499	6.56%
Investment securities—tax exempt (b)(d)	3,517	388	11.03%	3,497	368	10.52%	748	89	11.88%
Interest bearing deposits in other banks	359	10	2.90%	852	11	1.29%	309	3	0.85%
FHLB stock	2,725	113	4.15%	1,635	57	3.49%	1,667	59	3.53%
Federal funds sold	38,374	1,202	3.13%	11,438	127	1.11%	21,106	242	1.14%
Total interest-earning assets	900,146	59,755	6.64%	675,887	41,246	6.10%	563,314	34,811	6.18%

Non-interest earning assets:
Cash and due from banks	21,680			18,866			15,562
Investment in ERAS	-			-			52
Premises and equipment, net	27,007			24,295			19,576
Allowances for loan losses	(6,887)			(5,735)			(4,642)
Other assets	30,626			26,452			27,749
Total non-interest earning assets	72,426			63,878			58,297
Total Assets	$972,572			$739,765			$621,611

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing deposits:
NOW accounts	$92,754	919	0.99%	$76,068	330	0.43%	$59,389	218	0.37%
Money market	165,266	3,686	2.23%	130,172	1,189	0.91%	125,410	1,103	0.88%
Savings deposits	47,774	243	0.51%	44,380	174	0.39%	35,475	170	0.48%
Time deposits	357,824	12,595	3.52%	227,834	6,878	3.02%	198,162	6,444	3.25%
Total interest-bearing deposits	663,618	17,443	2.63%	478,454	8,571	1.79%	418,436	7,935	1.90%

Notes payable	4,052	367	9.06%	5,250	482	9.18%	5,250	481	9.16%
Short-term borrowings and FHLB advances	39,465	1,282	3.25%	35,585	558	1.57%	25,455	314	1.23%
Subordinated debentures	13,000	1,212	9.32%	13,000	1,119	8.61%	13,000	1,109	8.53%
Total interest bearing liabilities	720,135	20,304	2.82%	532,289	10,730	2.02%	462,141	9,839	2.13%

Non-interest bearing liabilities and shareholders’ equity:
Demand deposits	169,426			139,939			114,344
Other liabilities	12,443			8,266			7,493
Shareholders’ equity	70,568			59,271			37,633
Total non-interest bearing liabilities and shareholders’ equity	252,437			207,476			159,470
Total liabilities and shareholders’ equity	$972,572			$739,765			$621,611
Interest rate spread			3.82%			4.08%			4.05%
Net interest income		$39,451			$30,516			$24,972
Net interest margin (c)			4.38%			4.51%			4.43%

__________
(a)	Average loans include non-performing loans. Interest on loans includes loan fees of $468 in 2005, $394 in 2004 and $265 in 2003.
(b)
Interest income and rates include the effects of a tax equivalent adjustment using a Federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(c)	Net interest margin is net interest income divided by average total interest-earning assets.
(d)	Investment securities indicated hereon were 90% tax deductible during 2005 and 2004, respectively.

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

	2005 compared to 2004 Due to changes in			2004 compared to 2003 Due to changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (a)	$12,550	$4,218	$16,768	$6,793	$(737)	$6,056
Investment securities (a)	664	(53)	611	881	(392)	489
Interest-bearing deposits in other banks	(9)	8	(1)	7	1	8
Federal funds sold	606	469	1,075	(108)	(7)	(115)
FHLB stock	44	12	56	(1)	(1)	(2)
Total interest income	13,855	4,654	18,509	7,572	(1,136)	6,436

Interest expense
NOW accounts	86	503	589	68	44	112
Money market	393	2,104	2,497	43	43	86
Savings deposits	14	55	69	38	(34)	4
Time deposits	4,429	1,288	5,717	918	(484)	434
Notes payable	(109)	(6)	(115)	-	1	1
Subordinated debentures	-	93	93	-	10	10
Short-term borrowings and FHLB advances	67	657	724	99	145	244
Total interest expense	4,880	4,694	9,574	1,166	(275)	891

Change in net interest income	$8,975	$(40)	$8,935	$6,406	$(861)	$5,545

__________
(a)
Interest income includes the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Non-interest income

The following table presents the principal components of non-interest income for the years ended December 31:

(Dollars in thousands)	2005	2004	2003
Fees on mortgage loans sold	$1,880	$1,852	$2,201
Service charges on deposit accounts	2,360	2,547	2,452
Investment securities gains, net	1	106	289
Debit card income	572	422	388
Earnings on bank owned life insurance policies	416	404	433
Gain on sale of land	267	-	-
Retail investment services	-	333	420
Gain on sale of ERAS Joint Venture	-	-	202
Other	762	642	699
Total non-interest income	$6,258	$6,306	$7,084

Over the past three years, non-interest income has declined from $7.1 million to $6.3 million resulting from our increased focus on our core competencies, middle market commercial lending and community banking. The leading cause of the decline is the sale of our retail investment services in 2004 coupled with the sale of our investment in the ERAS joint venture in 2003.

During 2005, we recognized a gain related to the sale of a parcel of land in Homestead, Florida as a result of a decision to concentrate our branch expansion investments in Southwest Florida.

A significant additional component of this trend is the decline in fees on residential loans sold at origination. This decline is partly due to the overall higher interest rate environment which has resulted in a decline in refinancing volume coupled more recently with an increase in the popularity of variable and adjustable rate mortgages. The change in volume mix resulted in the retention in our portfolio of a greater proportion of the residential loans we originate vs. sell; we generally sell fixed rate residential loans to third parties. Additionally, our pass through volume was affected by the unusually active tropical weather season during 2005 which significantly impacted residential housing sales in our core markets. We intend to maintain current staffing levels with respect to the residential mortgage origination process and expect organic growth from our expanding core customer base and the residential real estate market and population growth trends in the Southwest Florida market to complement increases driven by new saleable mortgage products we plan to offer.

During the three year period, service charge income has declined, driven predominantly by a substantial increase in the utilization of electronic and online banking tools and resulting in lower fees per account. We have been encouraging the sale and usage of these products which lower our service delivery costs throughout our branch distribution system.

2005 compared to 2004:

Non-interest income decreased slightly in 2005. In 2005 the fees on mortgage loans sold, which result from the sale of residential loans (primarily fixed rate loans) to the secondary market, increased only slightly due to increased competition in the market place combined with lower volume due to a low level of refinancing and frequent local severe weather threats. The increase in debit card income partially offset the decline in service charge income which was driven primarily by increased utilization of electronic and online banking tools. The sale of internally developed intangible assets comprising the retail investment services book of business in 2004 also contributed to the decline in non-interest income.

2004 compared to 2003:

Non-interest income decreased from $7.1 million in 2003 to $6.3 million in 2004. Fees on mortgage loans sold result from the sale of residential loans (primarily fixed rate loans) to the secondary market. In 2004, our volumes of residential loans decreased as a result of the increasing interest rates and local economic and real estate environment conditions. Retail investment services income decreased during 2004. The December 15, 2004 sale of internally developed intangibles, primarily the investment center’s book of business resulted in a gain of $50,000 which is included in other income. Debit card income rose slightly due primarily to increasing volume despite a reduction in the interchange rate paid to us.

Non-interest expenses

The following table represents the principal components of non-interest expenses for the years ended December 31:

(Dollars in thousands)	2005	2004	2003
Salary and employee benefits	$17,724	$14,385	$12,644
Net occupancy expense	5,502	4,911	4,268
Accounting, legal, and other professional	1,444	1,223	842
Computer services	1,650	1,773	1,533
Postage, courier and armored car	719	617	697
Marketing and community relations	731	866	851
Operating supplies	589	542	484
Directors’ fees	468	438	233
Indirect loan production expense	379	231	-
Provision for unfunded commitments	316	47	32
Travel expenses	299	387	153
FDIC and state assessments	253	213	189
Amortization of intangibles	291	295	292
Repossessed asset expenses	128	64	390
Operational charge-offs	69	69	82
Other operating expenses	1,294	996	851
Total non-interest expenses	$31,856	$27,057	$23,541

Over the past three years, non-interest expenses have increased from $23.5 million to $31.9 million. The increases in this category are due primarily to the increases in employees, facilities and infrastructure necessary to enable and facilitate the expected future growth of the organization. It is anticipated that this may moderate as a constant level of growth should translate to a smaller percentage of our cost increases in future years.

2005 compared to 2004:

Non-interest expenses increased $4.8 million in 2005. Approximately $3.3 million of the increase was related to salary and employee benefits. At December 31, 2005, the Bank had 332 full-time employees and 12 part-time employees, compared to 309 full-time employees and 13 part-time employees at December 31, 2004. The increased staffing was attributable to the ongoing expansion activity in Southwest Florida and additions to manage growth throughout the Company. Net occupancy and other expense increased less than 12%. The majority of the increases in the non-interest expense category are the result of costs associated with the growth of our business.

2004 compared to 2003:

Non-interest expenses increased $3.5 million in 2004. Approximately $1.7 million of the increase was related to salary and employee benefits. At December 31, 2004, the Bank had 309 full-time employees and 13 part-time employees, compared to 261 full-time employees and 15 part-time employees at December 31, 2003. The increased staffing was attributable to the opening of two branches in Southwest Florida in the second half of 2004, additions to the indirect lending department, additions to manage growth throughout the Company, and additions to assist in security and regulatory compliance. The majority of the increases in the non-interest expense category are the result of costs associated with the growth of our business.

Provision for income taxes

The provision for income taxes includes federal and state income taxes. The effective income tax rates for the years ended December 31, 2005, 2004, and 2003 were 36.9%, 34.0%, and 35.0%, respectively. The fluctuations in effective tax rates reflect the effect of the differences in deductibility of certain income and expenses. In general, as a larger proportion of our income is generated from fully taxable investments, we expect our effective income tax rate to gradually increase towards statutory levels. Additionally, due primarily to the gain recognized on the sale of our merchant bankcard processing segment, the Company’s taxable income exceeded the 34% Federal statutory tax bracket. This resulted in a portion of our taxable income being taxed at 35% and 38% Federal tax rates. Prior to 2005, the Company’s income tax expense had been based on a 34% statutory Federal tax rate. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, our overall level of taxable income. See Notes 1 and 11 of our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof.

Loan Portfolio

Prior to our entrance into the Southwest Florida market in 2001, our primary locations were in the Florida Keys (Monroe County) and south Miami-Dade County. As this region’s primary industry is tourism, commercial loan demand is primarily for resort, hotel, restaurant, marina, and related real estate secured property loans. We serve this market by offering long-term, adjustable rate financing to the owners of these types of properties for acquisition and improvements. These loans are often $1 million or larger and may be eligible for government-guarantee programs or traditional participation agreements. The government-funded programs such as the Small Business Administration are generally geared toward long-term, adjustable rate financing. As our business expands in Southwest Florida, we believe the loan portfolio will benefit from the resulting geographic diversification which is expected to provide more industry-based diversity to our loan portfolio. As of December 31, 2005, we had approximately $240.1 million of loans outstanding (excluding indirect auto loans) in Southwest Florida, where we had also generated approximately $269.3 million in total deposits.

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

Loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that credit losses are not excessive). The absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. Gross loans outstanding increased to $882.4 million at the end of 2005 as compared to $653.5 million at year end 2004, an increase of 35%. Of this amount, real estate mortgage loans increased 39% from $473.3 million to $657.8 million. Commercial real estate mortgage loans accounted for much of this increase, growing from $351.3 million to $452.0 million at the respective year ends. Another loan type that increased significantly in 2005 was indirect auto dealer loans. This portfolio increased from $91.9 million at December 31, 2004 to $118.0 million at December 31, 2005. Construction loans also increased significantly growing from $49.8 million at December 31, 2004 to $125.2 million at December 31, 2005. We originate commercial loans with rates that fluctuate with the prime lending rate and residential loans with rates that fluctuate with the one year treasury index. At December 31, 2005, 76% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition our loan portfolio at December 31:

(Dollars in thousands)	2005	2004	2003	2002	2001
Real estate mortgage loans:
Commercial	$451,969	$351,346	$297,221	$265,113	$232,759
Residential	76,003	67,204	60,104	68,389	68,373
Farmland	4,660	4,971	2,317	443	267
Construction	125,207	49,815	32,089	14,893	6,434
Commercial and agricultural loans	80,055	64,622	63,624	49,212	46,927
Indirect auto dealer loans	118,018	91,890	59,437	16,854	-
Home equity loans	17,232	13,856	12,574	17,475	14,707
Other consumer loans	9,228	9,817	11,232	9,364	9,637
Subtotal	882,372	653,521	538,598	441,743	379,104
Less: deferred loan costs (fees)	1,652	2,157	1,815	784	(157)
Less: allowance for loan losses	(7,546)	(6,243)	(5,216)	(4,272)	(3,675)
Net loans	$876,478	$649,435	$535,197	$438,255	$375,272

The contractual maturity distribution of our loan portfolio at December 31, 2005 is indicated in the table below. The vast majority of these are amortizing loans.

	Loans maturing
(Dollars in thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Real estate mortgage loans:
Commercial	$51,939	$90,681	$309,349	$451,969
Residential	12	3,393	72,598	76,003
Farmland	-	1,563	3,097	4,660
Construction (a)	39,500	51,004	34,703	125,207
Commercial and agricultural loans	38,067	31,438	10,550	80,055
Indirect auto dealer loans	609	94,021	23,388	118,018
Home equity loans	3,143	2,338	11,751	17,232
Other consumer loans	543	5,206	3,479	9,228
Total loans	$133,813	$279,644	$468,915	$882,372

__________
(a)
$17,480 of this amount relates to residential real estate construction loans that have been approved for permanent financing but are still under construction. The remaining amount relates to commercial real estate construction loans, some of which have been approved for permanent financing but are still under construction.

	Loans maturing
(Dollars in thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Loans with:
Predetermined interest rates	$14,388	$145,895	$52,178	$212,461
Floating or adjustable rates	119,425	133,749	416,737	669,911
Total loans	$133,813	$279,644	$468,915	$882,372

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

During 2005, as the indirect auto dealer loan portfolio began to mature, the loss history has approached expected levels and the management processes, controls and monitoring and risk management tools implemented throughout recent years indicate that higher multipliers were necessary for the indirect loan portfolio. Contemporaneously, as the Florida economy has grown at an accelerated pace compared to other markets, real estate prices have escalated and local economies have benefited resulting in diminishing historical and expected loss factors. Analysis of these events results in these same tools indicating that lower multipliers were necessary for commercial loans collateralized by real estate. Looking forward, the concentration of indirect auto dealer loan category began to decrease during 2005 and management expects this trend to continue as the growth rate of the indirect loan portfolio declines along with its proportion of the loan portfolio as a whole. As this occurs, if we make the assumption, however unlikely, that all other factors were to remain constant, we would expect that the allowance for loan losses would continue to decrease as a percentage of gross loans in the near term. There is no assurance that this will occur.

Further, since the net result of our calculation for the allowance results in this amount being 0.86% of outstanding loans, the risks associated with changes in the underlying factors of this calculation have an asymmetrical risk to the extent of possible negative as opposed to positive consequences. In other words, the current allowance reflects factors whose history has indicated and justified a relatively low allowance in percentage terms. These factors have limited capacity for improvement since associated risks cannot go to zero. However, for example, factors such as economic conditions and loan loss history could conceivably deteriorate dramatically. If that were to happen, the effect on the allowance calculation would be significant and, therefore, require a large provision to absorb higher potential losses.

Senior management and the Board of Directors review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses amounted to $7.5 million and $6.2 million at December 31, 2005 and December 31, 2004, respectively. Based on an analysis performed by management at December 31, 2005, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio. Our provision for loan losses was $2.4 million, $2.5 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Changes affecting the allowance for loan losses are summarized for the years ended December 31,

(Dollars in thousands)	2005	2004	2003	2002	2001
Balance at beginning of year	$6,243	$5,216	$4,272	$3,675	$3,268

Charge-offs:
Real estate mortgage loans:
Commercial	-	-	-	211	372
Residential	-	-	-		21
Farmland	-	-	-	-	-
Construction	-	-	-	-	-
Commercial and agricultural loans	107	92	183	14	200
Indirect auto dealer loans	1,045	1,313	370	16	-
Home equity loans	-	-	53	15	-
Other consumer loans	67	82	61	46	30
Total charge-offs	1,219	1,487	667	302	623

Recoveries:
Real estate mortgage loans:
Commercial	-	-	6	84	-
Residential	-	-	-	-	10
Farmland	-	-	-	-	-
Construction	-	-	-	-	-
Commercial and agricultural loans	6	38	1		4
Indirect auto dealer loans	65	3	8	-	-
Home equity loans	8	2	1	-	-
Other consumer loans	30	16	9	24	11
Total recoveries	109	59	25	108	25

Net charged off	1,110	1,428	642	194	598

Provision for loans losses	2,413	2,455	1,586	791	1,005

Allowance for loan losses at end of year	$7,546	$6,243	$5,216	$4,272	$3,675

Ratio of net charge-offs to average net loans outstanding	0.14%	0.24%	0.13%	0.05%	0.17%

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of December 31. Due to the ongoing evaluation and changes in the basis for the allowance for loan losses, actual future charge offs will not necessarily follow the allocations described below.

	2005		2004		2003		2002		2001
(Dollars in thousands)	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans
Real estate mortgage loans:
Commercial	$2,971	51.2	$2,513	53.7	$2,608	55.2	$2,656	60.0	$2,120	61.4
Residential	168	8.6	144	10.3	151	11.2	178	15.5	183	18.0
Farmland	30	0.5	34	0.8	20	0.4	4	0.1	-	0.1
Construction	743	14.2	312	7.6	217	6.0	87	3.4	26	1.7
Commercial and agricultural loans	912	9.1	737	9.9	901	11.8	740	11.1	917	12.4
Indirect auto dealer loans	2,523	13.4	2,312	14.1	1,095	11.0	169	3.8	-	-
Home equity loans	85	2.0	67	2.1	78	2.3	216	4.0	259	3.9
Other consumer loans	114	1.0	124	1.5	146	2.1	222	2.1	170	2.5
	$7,546	100%	$6,243	100%	$5,216	100%	$4,272	100%	$3,675	100%

Non-Performing Assets

Non-performing assets include non-accrual loans, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate. Loans are placed on non-accrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Non-performing assets were as follows for the periods ending December 31:

(Dollars in thousands)	2005	2004	2003	2002	2001
Total non-accrual loans	$956	$704	$390	$546	$1,590
Accruing loans delinquent 90 days or more (a)	-	-	-	-	-
Total non-performing loans	956	704	390	546	1,590

Repossessed personal property (indirect auto dealer loans)	962	688	598	70	-
Other real estate owned (b)	190	882	193	550	550
Other assets (b)	2,815	2,665	2,472	2,519	2,290
Total non-performing assets	$4,923	$4,939	$3,653	$3,685	$4,430

Allowance for loan losses	$7,546	$6,243	$5,216	$4,272	$3,675

Non-performing assets as a percent of total assets	0.46%	0.60%	0.55%	0.65%	0.90%
Non-performing loans as a percent of gross loans	0.11%	0.11%	0.07%	0.12%	0.42%
Allowance for loan losses as a percent of non-performing loans	789.33%	886.79%	1,336.33%	783.19%	231.07%

__________
(a)	Non-performing loans exclude the $1.6 million loan discussed below that is guaranteed for both principal and interest by the USDA.
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

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1.9 million) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at December 31, 2005 and December 31, 2004, and is accruing interest. Accrued interest on this loan totals approximately $794,000 and $677,000 at December 31, 2005 and December 31, 2004, respectively.

In pursuing a sale of the property and equipment, the Bank has incurred various expenditures. The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled approximately $190,000 at December 31, 2005 and December 31, 2004, respectively. The non-guaranteed principal and interest ($2.0 million at December 31, 2005 and December 31, 2004) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $854,000 and $704,000 at December 31, 2005 and December 31, 2004, respectively, are included as “other assets” in the financial statements.

The Bank sold certain pieces of equipment associated with the lumber mill property. Proceeds from the sales were used to reduce the other real estate amount and liquidation cost amounts recorded on the Bank’s books. In 2003, the Bank wrote down the carrying amount of the other real estate by $262,000 based upon anticipated proceeds from the sale of the property and remaining equipment. In January 2006, the Bank sold the remaining other real estate for $1.25 million and recognized a gain of $33,000 on the Bank’s interest therein, net of transaction costs.

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

Major sources of increases and decreases in cash and cash equivalents are as follows for the three years ending December 31:

(Dollars in thousands)	2005	2004	2003
Provided by operating activities	$19,998	$6,801	$9,574
Used by investing activities	(246,077)	(151,336)	(98,767)
Provided by financing activities	224,651	153,792	98,804
Net (decrease) increase in cash and cash equivalents	$(1,428)	$9,257	$9,611

As discussed in Note 16 of the Consolidated Financial Statements, the Company had unfunded loan commitments and unfunded letters of credit totaling $231.0 million at December 31, 2005. The Company believes the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Company has available borrowing capacity from various sources as discussed below.

The Bank has an unsecured overnight federal funds purchased accommodation up to a maximum of $12.0 million from its principal correspondent bank. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to up to 20% of the Bank’s total assets as reported on the December 31, 2005 financial information submitted to the Bank’s regulators. The credit availability from the FHLB approximated $176.3 million at December 31, 2005 under which $25 million was outstanding. Borrowings against this line of credit are collateralized by the Bank’s qualifying one-to-four family residential mortgage loans and commercial real estate loans.

Scheduled maturities and paydowns of loans and investment securities are a continued source of liquidity. Also, many adjustable rate residential real estate loans originated are salable in the secondary mortgage market at par or better and therefore provide a secondary source for liquidity.

At December 31, 2005, our gross loan to deposit ratio was 95.9% compared to a ratio of 95.0% at December 31, 2004. Management monitors and assesses the adequacy of our liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to us without prior regulatory approval at December 31, 2005 is approximately $21.2 million. These dividends represent the Company’s primary source of liquidity on a stand alone basis.

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at December 31, 2005 is presented in the table below.

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$406,710	$31,313	$49,652	$320,189	$74,508	$882,372
Investment securities-taxable	981	5,116	99	51,375	26,870	84,441
Investment securities-tax exempt	-	-	310	2,778	6,496	9,584
Marketable equity securities	3,439	-	-	-	-	3,439
FHLB stock	2,781	-	-	-	-	2,781
Federal funds sold	17,163	-	-	-	-	17,163
Interest-bearing deposit in other banks	292	-	-	-	-	292
Total interest-bearing assets	431,366	36,429	50,061	374,342	107,874	1,000,072

Interest-bearing liabilities:
NOW accounts	104,641	-	-	-	-	104,641
Money market	167,072	-	-	-	-	167,072
Savings deposits	47,091	-	-	-	-	47,091
Time deposits	159,760	71,412	78,732	121,894	6	431,804
Notes payable	-	-	-	-	4,000	4,000
Subordinated debentures	5,000	-	-	-	8,000	13,000
Other borrowings	42,284	-	-	-	-	42,284
Total interest-bearing liabilities	525,848	71,412	78,732	121,894	12,006	809,892

Interest sensitivity gap	$(94,482)	$(34,983)	$(28,671)	$252,448	$95,868	$190,180

Cumulative interest sensitivity gap	$(94,482)	$(129,465)	$(158,136)	$94,312	$190,180	$190,180

Cumulative sensitivity ratio	(9.4%)	(12.9%)	(15.8%)	9.4%	19.0%	19.0%

We are cumulatively liability sensitive through the one-year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as non-indexed NOW and passbook savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly or to the extent as other interest-sensitive accounts. Nevertheless, if market interest rates should decrease, it is anticipated that our net interest margin would decrease. Because of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. In the next three months, we anticipate interest rates increasing slowly and we expect that our net interest margin should remain fairly stable due to the effects of competitive pressure on loan production at higher interest rates. Thereafter, if interest rates continue to increase, it is anticipated that the net interest margin would expand slightly over longer time horizons since the Company has more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, we believe the $158.1 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to repricing are predominately not indexed to any specific market rate and therefore offer us the opportunity to delay or diminish any rate repricings. Further, in this current rate environment, the Bank has been originating loans with interest rate floors. The effect of this has been to decrease the volatility of net interest margin and decrease asset sensitivity due to the fact that these loans behave similar to fixed rate loans in periods over a significant range of interest rate changes.

Interest-earning assets and time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the -20% to +10% range. At December 31, 2005, the Company was within this range with a one year cumulative sensitivity ratio of -15.8%.

Investment Portfolio

Contractual maturities of investment securities at December 31, 2005 are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities, marketable equity securities and collateralized mortgage obligations which are not due at a single maturity date.

(Dollars in thousands)	Within 1 Year		After 1 Year Within 5 Years		After 5 Years Within 10 Years		After 10 Years		Other Securities
Amount		Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Securities Available for Sale:
U.S. Treasury Securities	$100	2.27%	$4,938	3.32%	$-	-	$-	-	$-
U.S. Gov’t agencies and corporations	5,115	4.55%	39,485	3.45%	17,812	4.45%	-	-	-
States and political subdivisions - tax exempt (a)	-	-	3,088	6.15%	4,348	6.04%	2,148	5.53%	-
States and political subdivisions - taxable	-	-	333	7.29%	-	-	2,330	6.10%	-
Marketable equity securities (a)	-	-	-	-	-	-	-	-	3,439
Mortgage-backed securities	-	-	-	-	-	-	-	-	10,252
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	4,076

Total	$5,215	4.50%	$47,844	3.63%	$22,160	4.76%	$4,478	5.82%	$17,767

Yield by classification of investment securities at December 31, 2005 was as follows:

(Dollars in thousands)	Yield	Totals
Securities Available for Sale:
U.S. Treasury Securities	3.30%	$5,038
U.S. Government agencies and corporations	3.83%	62,412
States and political subdivisions - tax exempt (a)	5.96%	9,584
States and political subdivisions - taxable	6.25%	2,663
Marketable equity securities (a)	11.50%	3,439
Mortgage-backed securities	5.34%	10,252
Collateralized mortgage obligations	5.82%	4,076
Total	4.53%	$97,464

__________
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

The following table presents the amortized cost, market value, unrealized gains, and unrealized losses for the major categories of our investment portfolio for each reported period:

Available for Sale—December 31, 2005

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury Securities	$5,182	$1	$145	$5,038
U.S. Government agencies and corporations	64,145	5	1,738	62,412
States and political subdivisions-tax exempt	9,594	91	101	9,584
States and political subdivisions-taxable	2,655	8	-	2,663
Marketable equity securities	3,000	439	-	3,439
Mortgage-backed securities	10,083	193	24	10,252
Collateralized mortgage obligations	3,996	80	-	4,076
	$98,655	$817	$2,008	$97,464

Available for Sale—December 31, 2004

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury Securities	$5,178	$5	$29	$5,154
U.S. Government agencies and corporations	54,228	104	869	53,463
States and political subdivisions-tax exempt	9,596	246	26	9,816
States and political subdivisions-taxable	2,862	17	23	2,856
Marketable equity securities	3,000	987	-	3,987
Mortgage-backed securities	2,473	58	-	2,531
	$77,337	$1,417	$947	$77,807

Available for Sale—December 31, 2003

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury Securities	$209	$9	$-	$218
U.S. Government agencies and corporations	31,357	425	663	31,119
States and political subdivisions-tax exempt	8,838	378	59	9,157
States and political subdivisions-taxable	3,559	42	101	3,500
Marketable equity securities	3,000	395	-	3,395
Mortgage-backed securities	5,041	128	1	5,168
	$52,004	$1,377	$824	$52,557

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by us for the years ended December 31, 2005, 2004, and 2003.

	2005		2004		2003
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$169,426		$139,939		$114,344

Interest-bearing deposits
NOW Accounts	92,754	0.99%	76,068	0.43%	59,389	0.37%
Money market	165,266	2.23%	130,172	0.91%	125,410	0.88%
Savings deposit	47,774	0.51%	44,380	0.39%	35,475	0.48%
Time deposits	357,824	3.52%	227,834	3.02%	198,162	3.25%

Total	$833,044	2.09%	$618,393	1.39%	$532,780	1.49%

The following table presents the maturity of our time deposits at December 31, 2005:

(Dollars in thousands)	Deposits $100,000 and Greater	Deposits Less than $100,000	Total
Months to maturity:
3 or less	$83,015	$75,372	$158,387
4 to 6	36,608	35,005	71,613
7 through 12	36,268	42,837	79,105
Over 12	66,167	56,532	122,699
Total	$222,058	$209,746	$431,804

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations at December 31, 2005 are summarized in the table that follows. The amounts shown for commitments to extend credit and letters of credit are contingent obligations, some of which are expected to expire without being drawn upon. As a result, the amounts shown for these items do not necessarily represent future cash requirements. We believe that our current sources of liquidity are more than sufficient to fulfill the obligations we have as of December 31, 2005 pursuant to off-balance sheet arrangements and contractual obligations.

	Amount of Commitment Expiration Per Period
(Dollars in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements
Commitments to extend credit	$230,993	$115,163	$64,300	$15,763	$35,767
Standby letters of credit	2,374	2,059	315	-	-
Total	$233,367	$117,222	$64,615	$15,763	$35,767

Contractual Obligations
Time deposits	$431,804	$309,105	$107,125	$15,569	$5
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,594	587	1,031	632	344
Purchase obligations	11,685	2,001	4,477	5,207	-
Long-term debt	17,000	-	-	-	17,000
Other long-term liabilities reflected on the balance sheet under GAAP	4,319	15	46	116	4,142
Total	$467,402	$311,708	$112,679	$21,524	$21,491

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Unused commercial lines of credit, which comprise a substantial portion of these commitments, generally expire within a year from their date of origination. Other loan commitments generally expire in 30 days. The amount of collateral obtained, if any, by the Bank upon extension of credit is based on management’s credit evaluation of the borrower. Collateral held varies but may include security interests in business assets, mortgages on commercial and residential real estate, deposit accounts with the Bank or other financial institutions, and securities.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.

The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to twelve years. Future minimum lease payments, before considering renewal options that generally are present, total $2.6 million at December 31, 2005.

Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by the Company under long term contractual relationships.

Long term debt, at December 31, 2005, consists of subordinated debentures totaling $12 million and notes payable totaling $5 million. These are further described in Note 10 of the Consolidated Financial Statements.

Other long-term liabilities represent obligations under the non-qualified retirement plan for Bank directors and the non-qualified deferred compensation arrangement with certain of the Company’s executive officers. Under the director retirement plan, the Company pays each participant, or their beneficiary, the amount of board compensation fees that the director has elected to defer and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date. The amount presented above reflects the future obligation to be paid, assuming no future fee deferrals. Under the executive deferred compensation plan, the Company pays each participant, or their beneficiary, 43% of the executive’s highest compensation level in the three years immediately preceding the date of termination of employment in 180 equal monthly installments, beginning the month following the executive’s normal retirement date. The amount presented reflects the amount vested in this plan as of December 31, 2005.

Capital Adequacy

There are various primary measures of capital adequacy for banks and financial holding companies such as risk based capital guidelines and the leverage capital ratio. See Note 14 to the Consolidated Financial Statements.

As of December 31, 2005, the Bank exceeded its required levels of capital for a bank categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. The Bank’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 9.9%, its risk-based ratio of total capital to risk-weighted assets was 10.8%, and its leverage ratio was 8.7%.

As of December 31, 2005, the Company exceeded its required levels of capital under capital adequacy guidelines. The Company’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 9.6%, its risk-based ratio of total capital to risk-weighted assets was 10.9%, and its leverage ratio was 8.4%.

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

Recent Accounting Policies

During 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123R") which established accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective for fiscal years beginning after June 15, 2005 for all equity awards granted or modified after the effective date and for the subsequent vesting of previously granted awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the fair value and number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company accounts for stock options granted to employees according to the provisions of APB Opinion No. 25, whereby compensation expense is recorded based upon the intrinsic value method. The stock-based compensation table included in Note 1 of the accompanying financial statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Subsequent to adoption, any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow from financing activities and a cash outflow from operating activities in the statement of cash flows. The Company adopted SFAS 123R on January 1, 2006, as required.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle of APB No. 29 that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard on January 1, 2006, as required, did not have a material impact on the financial condition, the results of operations, or liquidity of the Company.

    In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or cumulative effect of the change. The correction of an error will continue to require financial statement restatement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning January 1, 2006). The adoption of this standard on January 1, 2006, as required, did not have a material impact on the Company’s financial statements.

     In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 simplifies and conforms the accounting for certain financial instruments permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not embedded derivatives. The amendments to SFAS No. 140 allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments and acquired or issued after the beginning of the first fiscal year after September 15, 2006. Management has not yet determined the impact, if any, of the adoption of SFAS 155.

    In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue 03-1, “Meaning of Other Than Temporary Impairment and Its Application to Certain Investments,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-1, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus was reached. Issuance of the final consensus did not have a material impact on the financial condition, the results of operations, or liquidity of the Company.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk.

The interest rate sensitivity as of December 31, 2005 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from a gradual and parallel shift in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset Liability reporting. As of December 31, 2005, this analysis indicates that the Bank would be expected to benefit in an increasing rate environment slightly more than it would be expected to be harmed by a decreasing rate environment. The results of the analysis indicate that net interest income could be expected to increase by approximately $2.5 million in a gradual 12-month, 200 basis point interest rate increase. The analysis also indicates that a decrease in net interest income of approximately $2.4 million could be expected from a gradual 12-month, 200 basis point interest rate decrease.

We attempt to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities, wholesale funding, and Fed Funds positions to offset the re-pricing characteristics of the deposit liabilities.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and report of independent registered public accounting firm thereon included on the following pages are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TIB Financial Corp.
Naples, Florida

We have audited the accompanying consolidated balance sheets of TIB Financial Corp. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that TIB Financial Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TIB Financial Corp.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIB Financial Corp. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that TIB Financial Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, TIB Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Crowe Chizek and Company LLC

Fort Lauderdale, Florida
February 23, 2006

TIB Financial Corp. and Subsidiaries

Consolidated Balance Sheets
As of December 31,

(Dollars in thousands, except per share amounts)	2005	2004
Assets
Cash and due from banks	$24,347	$27,410
Federal funds sold	17,163	15,528
Cash and cash equivalents	41,510	42,938

Investment securities available for sale	97,464	77,807

Loans, net of deferred loan costs and fees	884,024	655,678
Less: Allowance for loan losses	7,546	6,243
Loans, net	876,478	649,435

Premises and equipment, net	27,800	27,559
Intangible assets, net	1,100	1,392
Accrued interest receivable and other assets	31,718	30,194
Total Assets	$1,076,070	$829,325

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$169,816	$152,035
Interest-bearing	750,608	535,824
Total deposits	920,424	687,859

Federal Home Loan Bank (FHLB) advances	25,000	35,000
Short-term borrowings	17,284	12,157
Long-term borrowings	17,000	18,250
Accrued interest payable and other liabilities	18,838	7,945
Total liabilities	998,546	761,211

Shareholders’ equity
Preferred stock - no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 20,000,000 shares authorized, 5,792,598 and 5,679,239 shares issued	579	568
Additional paid in capital	40,736	38,284
Deferred compensation - restricted stock grants	(1,184)	-
Retained earnings	38,136	28,968
Accumulated other comprehensive income (loss)	(743)	294
Total shareholders’ equity	77,524	68,114

Total Liabilities and Shareholders’ Equity	$1,076,070	$829,325

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share amounts)	2005	2004	2003
Interest and dividend income
Loans, including fees	$54,488	$37,720	$31,664
Investment securities:
U.S. Treasury securities	171	124	7
U.S. Government agencies and corporations	2,607	2,023	2,003
States and political subdivisions, tax-exempt	377	406	329
States and political subdivisions, taxable	169	197	240
Other investments	297	251	59
Interest-bearing deposits in other banks	10	11	3
Federal Home Loan Bank stock	113	57	59
Federal funds sold	1,202	127	242
Total interest and dividend income	59,434	40,916	34,606

Interest expense
Interest-bearing demand and money market	4,605	1,519	1,321
Savings	243	174	170
Time deposits of $100,000 or more	6,505	3,507	3,165
Other time deposits	6,090	3,371	3,279
Long-term debt-subordinated debentures	1,212	1,119	1,109
Federal Home Loan Bank advances	857	475	276
Short-term borrowings	425	83	38
Notes payable	367	482	481
Total interest expense	20,304	10,730	9,839

Net interest income	39,130	30,186	24,767
Provision for loan losses	2,413	2,455	1,586
Net interest income after provision for loan losses	36,717	27,731	23,181

Non-interest income
Service charges on deposit accounts	2,360	2,547	2,452
Investment securities gains, net	1	106	289
Gain on sale of investment in ERAS Joint Venture	-	-	202
Gain on sale of government-guaranteed loans	-	-	117
Fees on mortgage loans sold	1,880	1,852	2,201
Retail investment services	-	333	420
Other income	2,017	1,468	1,403
Total non-interest income	6,258	6,306	7,084

Non-interest expense
Salaries and employee benefits	17,724	14,385	12,644
Net occupancy and equipment expense	5,502	4,911	4,268
Other expense	8,630	7,761	6,629
Total non-interest expense	31,856	27,057	23,541

Income before income tax expense	11,119	6,980	6,724

Income tax expense	3,927	2,337	2,324

Income from continuing operations	7,192	4,643	4,400

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31,
(Continued)

(Dollars in thousands, except per share amounts)	2005	2004	2003
Discontinued operations
Income from Keys Insurance Agency, Inc. operations	-	-	200
Income from merchant bankcard operations	7,630	890	925

Income from discontinued operations before income tax expense	7,630	890	1,125

Income tax expense	2,998	335	423

Income from discontinued operations	4,632	555	702

Net income	$11,824	$5,198	$5,102

Basic earnings per common share
Continuing operations	$1.26	$0.87	$1.03
Discontinued operations	0.81	0.11	0.17
Basic earnings per share	$2.07	$0.98	$1.20

Diluted earnings per common share
Continuing operations	$1.22	$0.85	$0.99
Discontinued operations	0.78	0.10	0.16
Diluted earnings per share	$2.00	$0.95	$1.15

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Deferred Compensation Restricted Stock Grants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2003	4,035,625	$403	$8,966	$-	$23,022	$1,115	$33,506
Comprehensive income:
Net income					5,102		5,102
Other comprehensive income, net of tax benefit of $464:
Net market valuation adjustment on securities available for sale						(590)
Less: reclassification adjustment for gains included in net income						(180)
Other comprehensive income, net of tax							(770)
Comprehensive income							$4,332
Exercise of stock options	115,050	12	723				735
Income tax benefit from stock options exercised			251				251
Private placement of common shares	280,653	28	4,315				4,343
Cash dividends declared, $.4425 per share					(1,921)		(1,921)
Balance, December 31, 2003	4,431,328	$443	$14,255	$-	$26,203	$345	$41,246
Comprehensive income:
Net income					5,198		5,198
Other comprehensive income, net of tax benefit of $32:
Net market valuation adjustment on securities available for sale						15
Less: reclassification adjustment for gains included in net income						(66)
Other comprehensive income, net of tax							(51)
Comprehensive income							$5,147
Public offering of common shares	1,150,000	115	23,115				23,230
Exercise of stock options	97,911	10	668				678
Income tax benefit from stock options exercised			246				246
Cash dividends declared, $.4525 per share					(2,433)		(2,433)
Balance, December 31, 2004	5,679,239	$568	$38,284	$-	$28,968	$294	$68,114

Continued

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)
(Continued)

	Shares	Common Stock	Additional Paid in Capital	Deferred Compensation Restricted Stock Grants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2004	5,679,239	$568	$38,284	$-	$28,968	$294	$68,114
Comprehensive income:
Net income					11,824		11,824
Other comprehensive income, net of tax benefit of $624:
Net market valuation adjustment on securities available for sale						(1,037)
Other comprehensive income, net of tax							(1,037)
Comprehensive income							$10,787
Restricted stock grants	41,000	4	1,278	(1,282)			-
Amortization of deferred compensation - restricted stock grants				98			98
Exercise of stock options	72,359	7	831				838
Income tax benefit from stock options exercised			343				343
Cash dividends declared, $.4625 per share					(2,656)		(2,656)
Balance, December 31, 2005	5,792,598	$579	$40,736	$(1,184)	$38,136	$(743)	$77,524

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$11,824	$5,198	$5,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,511	2,245	2,048
Provision for loan losses	2,413	2,455	1,586
Deferred income tax benefit	(944)	(90)	(852)
Investment securities net gains	(1)	(106)	(289)
Gain on sale of merchant bankcard processing segment	(6,697)	-	-
Other	(398)	(52)	(306)
Mortgage loans originated for sale	(114,257)	(108,543)	(111,011)
Proceeds from sales of mortgage loans	119,321	108,543	119,345
Fees on mortgage loans sold	(1,880)	(1,852)	(2,201)
Increase in accrued interest receivable and other assets	(2,672)	(2,036)	(2,662)
Increase (decrease) in accrued interest payable and other liabilities	10,778	1,039	(1,186)
Net cash provided by operating activities	19,998	6,801	9,574

Cash flows from investing activities:
Purchases of investment securities available for sale	(13,995)	(38,368)	(27,846)
Sales of investment securities available for sale	-	9,281	4,000
Repayments of principal and maturities of investment securities available for sale	1,103	3,797	24,553
Net (purchase) sale of FHLB stock	129	(660)	(890)
Proceeds from sales of loans	-	569	2,241
Proceeds from sale of merchant bankcard processing segment	7,250	-	-
Loans originated or acquired, net of principal repayments	(237,371)	(115,910)	(97,599)
Purchase of life insurance policies	-	(700)	(250)
Purchases of premises and equipment	(3,928)	(9,495)	(3,492)
Proceeds from sale of premises, equipment and intangible assets	735	150	516
Net cash used by investing activities	(246,077)	(151,336)	(98,767)

Cash flows from financing activities:
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	5,127	8,116	(538)
Net increase (decrease) in FHLB short-term advances	(10,000)	(5,000)	15,000
Repayment of notes payable	(1,250)	-	-
Proceeds from FHLB long-term advances	-	25,000	30,000
Repayments of FHLB long-term advances	-	(30,000)	(20,000)
Net increase in demand, money market and savings accounts	51,943	87,894	25,716
Net increase in time deposits	180,622	46,152	45,414
Proceeds from exercise of stock options	838	678	735
Proceeds from public offering of common stock	-	23,230	-
Proceeds from private placement of common stock	-	-	4,343
Cash dividends paid	(2,629)	(2,278)	(1,866)
Net cash provided by financing activities	224,651	153,792	98,804

Net (decrease) increase in cash and cash equivalents	(1,428)	9,257	9,611
Cash and cash equivalents at beginning of year	42,938	33,681	24,070
Cash and cash equivalents at end of year	$41,510	$42,938	$33,681

Supplemental disclosures of cash paid:
Interest	$17,387	$10,542	$9,211
Income taxes	3,530	1,945	3,775

TIB Financial Corp. and Subsidiaries

Supplemental disclosures of non-cash transactions:
Mortgage backed securities issued and retained subsequent to securitization of residential mortgages	$8,509	$-	$-
Financing of sale of premises and equipment to third parties	1,100	1,010	-

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

TIB Financial Corp. is a financial holding company headquartered in Naples, Florida. The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiaries, TIB Bank (Bank), Keys Insurance Agency, Inc. (assets sold in August 2003 - see Note 19), and TIB Software and Services, Inc. (assets sold in 2003 - see Note 2), collectively known as the “Company.” All significant inter-company accounts and transactions have been eliminated in consolidation. TIBFL Statutory Trust I and TIBFL Statutory Trust II were formed in conjunction with the issuance of trust preferred securities as further discussed in Note 10.

TIB Bank is the Company’s primary operating subsidiary. The Bank provides banking services from its sixteen branch locations in Monroe, Miami-Dade, Collier and Lee counties, Florida. TIB Bank offers a wide range of commercial and retail banking and financial services to businesses and individuals. Account services include checking, interest-bearing checking, money market, savings, certificates of deposit and individual retirement accounts. The Bank offers all types of commercial loans, including: owner-operated commercial real estate; acquisition, development and construction; income-producing properties; working capital; inventory and receivable facilities; and equipment loans. Consumer loan products include residential real estate, installment loans, home equity, home equity lines, and indirect auto dealer loans.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits at the Federal Home Loan Bank of Atlanta. Net cash flows are reported for customer loan and deposit transactions and short term borrowings.

Investment Securities

Investment securities which management has the ability and intent to hold to maturity are reported at amortized cost. Debt securities which may be sold prior to maturity are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost and are included in other assets on the balance sheets.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method based on the amortized cost of the security sold.

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

Occasionally, the Bank securitizes residential real estate secured mortgages through the Federal Home Loan Mortgage Corporation (Freddie Mac). The Bank has, from time to time, retained the resulting securities. Prior to a securitization transaction, these loans are recorded as residential real estate loans and interest income is reported as interest income from loans. Subsequent to the transaction, if the securities are retained by the Bank, they are reported as mortgage-backed securities and interest income is reported as interest income from securities issued by US government agencies and corporations.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

Gains on sales of government-guaranteed loans are recognized as income when the sales occur.

Loans Held for Sale

The majority of residential fixed rate mortgage loans are originated by the Bank and sold servicing released to third parties immediately with temporary recourse provisions. The recourse provisions may require the repurchase of the outstanding balance of loans which default within a limited period of time subsequent to the sale of the loan. The recourse periods vary by investor and extend up to one year subsequent to the sale of the loan. All fees are recognized as income at the time of the sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. The Bank has not historically experienced losses resulting from the recourse provisions described above. Accordingly, management believes that no such provision or allowance is necessary as of December 31, 2005.

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
(Dollars in thousands except share and per share amounts)

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Intangible Assets

Intangible assets include core deposit base premiums arising from branch aquisitions and are initially measured at fair value.  The deposit base premiums are being amortized using the straight-line method over an estimated life of 10 years.

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

Earnings per share have been computed based on the following for the years ended December 31:

	2005	2004	2003
Weighted average number of common shares outstanding:
Basic	5,711,974	5,309,860	4,257,224
Dilutive effect of options outstanding	188,472	169,836	178,637
Diluted	5,900,446	5,479,696	4,435,861

Stock options for 10,000, 29,720 and 5,027 shares of common stock were not considered in computing diluted earnings per common share for 2005, 2004, and 2003 because they were anti-dilutive. For 2005, 41,000 unvested restricted shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive. The dilutive effect of stock options and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

	2005	2004	2003
Net income, as reported	$11,824	$5,198	$5,102
Stock-based compensation expense determined under fair value based method, net of tax	268	215	173
Pro forma net income	$11,556	$4,983	$4,929

Basic earnings per share as reported	$2.07	$0.98	$1.20
Pro forma basic earnings per share	2.04	0.95	1.17
Diluted earnings per share as reported	2.00	0.95	1.15
Pro forma diluted earnings per share	1.97	0.92	1.12

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model and the following weighted average assumptions for options granted in the years ended December 31,:

	2005	2004	2003
Dividend yield	1.93%	2.3%	2.7%
Risk-free interest rate	4.0% to 4.4%	4.0 % to 4.1%	4.0% to 4.2%
Expected option life	9 years	9 years	9 years
Volatility	.23	.33	.31
Weighted average fair value of options granted during year	$7.51	$8.16	$5.83

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

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, subsequent to the sale of the merchant bankcard processing segment (see Note 19), operations are managed and financial performance is evaluated on a Company wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

Recent Accounting Pronouncements

During 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123R") which established accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective for fiscal years beginning after June 15, 2005 for all equity awards granted or modified after the effective date and for the subsequent vesting of previously granted awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the fair value and number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company accounts for stock options granted to employees according to the provisions of APB Opinion No. 25, whereby compensation expense is recorded based upon the intrinsic value method. The stock-based compensation table on the previous page illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Subsequent to adoption, any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow from financing activities and a cash outflow from operating activities in the statement of cash flows. The Company adopted SFAS 123R on January 1, 2006, as required.

Options outstanding as of December 31, 2005 that are anticipated to vest subsequent to the adoption of SFAS 123R are expected to result in additional compensation expense as follows:

2006	$256
2007	215
2008	201
2009	189
2010	96
Thereafter	117
$1,074

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends the principle of APB No. 29 that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard on January 1, 2006, as required, did not have a material impact on the financial condition, the results of operations, or liquidity of the Company.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or cumulative effect of the change. The correction of an error will continue to require financial statement restatement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company’s fiscal year beginning January 1, 2006). The adoption of this standard on January 1, 2006, as required, did not have a material impact on the Company’s financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 simplifies and conforms the accounting for certain financial instruments permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not embedded derivatives. The amendments to SFAS No. 140 allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

than another derivative financial instrument. This statement is effective for all financial instruments and acquired or issued after the beginning of the first fiscal year after September 15, 2006. Management has not yet determined the impact, if any, of the adoption of SFAS 155.

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

Note 2—Acquisitions and Divestitures

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

ERAS Joint Venture is the Bank’s item processor. Payments of approximately $642, $577 and $579 were made by the Bank to the Venture in 2005, 2004, and 2003, respectively. Of the amount paid in 2003, approximately $249 was paid to the Venture through the sale date of May 29, 2003.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

On August 15, 2003, the Company closed the sale of Keys Insurance Agency, Inc., a wholly-owned subsidiary of the Company, to Derek Martin-Vegue and his partner. Mr. Martin-Vegue is a former director of the Company and TIB Bank. The transaction was structured as a sale of the agency assets. The buyer paid $2,205 in cash at the closing. Of the cash payment at closing, proceeds of $2,021 were pursuant to a loan from TIB Bank (a subsidiary of the Company) to the buyer. The Company recognized a loss of $15 on the transaction. Therefore, the results of operations of Keys Insurance Agency, Inc. are included in the Consolidated Statements of Income as “discontinued operations” (Note 19). In March 2004, the Company filed Articles of Dissolution dissolving Keys Insurance Agency, Inc.

On December 15, 2004, the Company closed the sale of certain intangible assets which primarily comprised a book of business which served as the foundation of the Company’s investment center operations. The buyer paid $50 in cash at the closing at which time the Company recognized a gain of $50. Additional cash payments totaling $37 were paid to the Company during 2005 related to the achievement of certain customer and asset retention thresholds and production referrals made through December 31, 2005.

On December 30, 2005, the Company closed the sale of its merchant bankcard processing business segment to NOVA Information Systems, Inc. (“NOVA”). NOVA paid $7,250 in cash at the closing resulting in the Company recognizing a gain of $6,697 on the transaction. Accordingly, the results of operations of the Company’s merchant bankcard processing business segment are included in the Consolidated Statements of Income as “discontinued operations” (Note 19). In connection with the sale, the Company entered into a Marketing and Sales Alliance Agreement and a Non-Competition Agreement. The Marketing and Sales Alliance Agreement provides for the exclusive referral by the Bank to NOVA of Bank customers seeking merchant card processing services, and on-going, active promotion of NOVA’s services to Bank customers. The Marketing and Sales Alliance Agreement has an initial term of ten years, and may be extended by the parties. The Non-Competition Agreement prohibits the Company from competing with NOVA to provide merchant card processing services, and prohibits the Bank from soliciting for such services (other than to be provided by NOVA) any merchants that had a merchant services relationship with the Bank at the time of the sale, and any merchants subsequently referred to NOVA. The Non-Competition Agreement is effective for so long as the Marketing and Sales Alliance Agreement is in effect. The non-solicitation covenant extends for two years following termination of the Marketing and Sales Alliance Agreement.

Note 3—Cash and Due From Banks

Cash on hand or on deposit with the Federal Reserve Bank of $4,925 and $3,979 was required to meet regulatory reserve and clearing requirements at December 31, 2005, and December 31, 2004, respectively. These balances do not earn interest.

The Bank maintains an interest bearing account at the Federal Home Loan Bank of Atlanta. The total on deposit was approximately $292 and $203 at December 31, 2005 and December 31, 2004, respectively.

Note 4 - Investment Securities
The amortized cost, estimated fair value, and the related gross unrealized gains and losses recognized in accumulated other comprehensive income, are as follows for investment securities available for sale:

December 31, 2005	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,182	$1	$145	$5,038
U.S. Government agencies and corporations	64,145	5	1,738	62,412
States and political subdivisions—tax exempt	9,594	91	101	9,584
States and political subdivision—taxable	2,655	8	-	2,663
Marketable equity securities	3,000	439	-	3,439
Mortgage-backed securities	10,083	193	24	10,252
Collateralized mortgage obligations	3,996	80	-	4,076
	$98,655	$817	$2,008	$97,464

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

December 31, 2004	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,178	$5	$29	$5,154
U.S. Government agencies and corporations	54,228	104	869	53,463
States and political subdivisions—tax exempt	9,596	246	26	9,816
States and political subdivision—taxable	2,862	17	23	2,856
Marketable equity securities	3,000	987	-	3,987
Mortgage-backed securities	2,473	58	-	2,531
	$77,337	$1,417	$947	$77,807

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2005	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$4,935	$145	$4,935	$145
U.S. Government agencies and corporations	20,074	353	37,215	1,385	57,289	1,738
States and political subdivisions—tax exempt	5,470	95	228	6	5,698	101
Mortgage-backed securities	1,537	24	-	-	1,537	24
Total temporarily impaired	$27,081	$472	$42,378	$1,536	$69,459	$2,008

	Less than 12 Months		12 Months or Longer		Total
December 31, 2004	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$5,046	$29	$-	$-	$5,046	$29
U.S. Government agencies and corporations	24,858	201	20,379	668	45,237	869
States and political subdivisions—tax exempt	2,421	22	230	4	2,651	26
States and political subdivision—taxable	2,312	19	131	4	2,443	23
Total temporarily impaired	$34,637	$271	$20,740	$676	$55,377	$947

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

The estimated fair value of investment securities available for sale at December 31, 2005, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

December 31, 2005
Due in one year or less	$5,215
Due after one year through five years	47,843
Due after five years through ten years	22,161
Due after ten years	4,478
Marketable equity securities	3,439
Mortgage-backed securities	10,252
Collateralized mortgage obligations	4,076
$97,464

At December 31, 2005, securities with a fair value of approximately $28,913 are subject to call during 2006.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Sales of available for sale securities were as follows:

	2005	2004	2003
Proceeds	$-	$9,281	$4,000
Gross gains	-	146	280
Gross losses	-	(43)	-

The tax provision related to net realized gains was $0, $39, and $105 during 2005, 2004, and 2003, respectively.

Maturities, principal repayments, and calls of investment securities available for sale during 2005, 2004 and 2003 were $1,103, $3,797 and $24,553, respectively. Net gains (losses) realized from calls and mandatory redemptions of securities during 2005, 2004 and 2003 were $1, $3 and $9, respectively.

Investment securities having carrying values of approximately $23,539 and $11,924 at December 31, 2005 and 2004, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law.

Note 5—Loans

Major classifications of loans are as follows:

December 31,	2005	2004
Real estate mortgage loans:
Commercial	$451,969	$351,346
Residential	76,003	67,204
Farmland	4,660	4,971
Construction and vacant land	125,207	49,815
Commercial and agricultural loans	80,055	64,622
Indirect auto dealer loans	118,018	91,890
Home equity loans	17,232	13,856
Other consumer loans	9,228	9,817
Total loans	882,372	653,521

Net deferred loan costs	1,652	2,157
Loans, net of deferred loan costs	$884,024	$655,678

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

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550) and other assets (approximately $1,886) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1,600 at December 31, 2005 and December 31, 2004, and is accruing interest. Accrued interest on this loan totals approximately $794 and $677 at December 31, 2005 and December 31, 2004, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

In pursuing a sale of the property and equipment, the Bank has incurred various expenditures. The Bank capitalized the liquidation costs and the portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled $190 at December 31, 2005 and December 31, 2004. The non-guaranteed principal and interest ($1,961 at December 31, 2005 and December 31, 2004) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $854 and $704 at December 31, 2005 and December 31, 2004, respectively are included as “other assets” in the financial statements.

The Bank sold certain pieces of equipment associated with the lumber mill property. Proceeds from the sales were used to reduce the other real estate amount and liquidation cost amounts recorded on the Bank’s books. In 2003, the Bank wrote down the carrying amount of the other real estate by $262 based upon anticipated proceeds from the sale of the property and remaining equipment. In January 2006, the Bank sold the remaining other real estate for $1,250 and recognized of a gain of $33 on the Bank’s interest therein, net of transaction costs.

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

Activity in the allowance for loan losses is as follows:

Years ended December 31,	2005	2004	2003
Balance, beginning of year	$6,243	$5,216	$4,272
Provision for loan losses charged to expense	2,413	2,455	1,586
Loans charged off	(1,219)	(1,487)	(667)
Recoveries of loans previously charged off	109	59	25
Balance, end of year	$7,546	$6,243	$5,216

Impaired loans are as follows:

Years ended December 31,	2005	2004
Year end loans with no allocated allowance for loan losses	$324	$2,018
Year end loans with allocated allowance for loan losses	-	-
Total	$324	$2,018
Amount of the allowance for loan losses allocated	$-	$-

	2005	2004	2003
Average of impaired loans during the year	$599	$1,005	$1,088
Interest income recognized during impairment	41	64	72
Cash basis interest income recognized	-	-	-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

Years ended December 31,	2005	2004
Nonaccrual loans	$956	$704
Loans past due over 90 days still on accrual (a)	-	-

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

(a) Non-performing loans at December 31, 2005 and 2004 excludes the $1,600 loan discussed previously that is guaranteed for both principal and interest by the USDA.

Note 6—Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31,	2005	2004	Estimated Useful Life
Land	$9,038	$9,668
Buildings and leasehold improvements	17,372	17,227	5 to 40 years
Furniture, fixtures and equipment	13,833	13,354	1 to 40 years
Construction in progress	1,868	151
	42,111	40,400
Less accumulated depreciation	(14,311)	(12,841)
Premises and equipment, net	$27,800	$27,559

Depreciation expense for the years ended December 31, 2005, 2004 and 2003, was approximately $2,219, $1,950 and $1,756, respectively.

The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to twelve years. Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2005:

Years Ending December 31,
2006	$587
2007	546
2008	485
2009	312
2010	320
Thereafter	344
$2,594

Rental expense for the years ended December 31, 2005, 2004 and 2003, was approximately $674, $561, and $443, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 7—Intangible Assets

Intangible assets at December 31, consist of the following:

	2005			2004
December 31,	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Core deposit intangible	$2,941	$1,852	$1,089	$2,941	$1,569	$1,372
Other	51	40	11	89	69	20
Total	$2,992	$1,892	1,100	$3,030	$1,638	$1,392

Aggregate intangible asset amortization expense was $291, $295 and $292 for 2005, 2004, and 2003, respectively.

Estimated amortization expense for each of the next five years is as follows:

Years Ending December 31,
2006	$288
2007	286
2008	249
2009	141
2010	134

Note 8—Time Deposits

Time deposits of $100 or more were $222,058 and $126,207 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of time deposits are as follows:

Years Ending December 31,
2006	$309,105
2007	79,968
2008	27,157
2009	12,721
2010	2,848
Thereafter	5
$431,804

Note 9—Short-Term Borrowings and Federal Home Loan Bank Advances

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

    The Bank accepts Treasury, tax and loan deposits from certain commercial depositors and remits these deposits to the appropriate government authorities. The Bank can hold up to $1,700 of these deposits more than a day under a note option agreement with its regional Federal Reserve bank and pays interest on those funds held. The Bank pledges certain investment securities against this account.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

The Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At December 31, 2005, in addition to a $15,000 letter of credit used in lieu of pledging securities to the State of Florida, there was $25,000 in advances outstanding. At December 31, 2004, the amount of outstanding advances was $35,000. The outstanding amount at December 31, 2005 consists of one $25,000 advance maturing in March 2006. On December 31, 2005 the rate on the long term advance was 4.37%, repricing monthly. In July 2004, new agreements were executed with the FHLB and a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans was executed to bring collateral availability up to approximately $176,262.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the four categories of short-term borrowings:

Year Ended December 31,	2005	2004
Federal funds purchased:
Balance:
Average daily outstanding	$38	$460
Year-end outstanding	-	-
Maximum month-end outstanding	-	4,519
Rate:
Weighted average for year	2.9%	2.2%
Weighted average interest rate at December 31	n/a	n/a

Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$13,186	$5,142
Year-end outstanding	15,300	9,947
Maximum month-end outstanding	19,473	9,947
Rate:
Weighted average for year	3.0%	1.3%
Weighted average interest rate at December 31	4.1%	2.1%

Treasury, tax and loan note option:
Balance:
Average daily outstanding	$776	$647
Year-end outstanding	1,984	2,210
Maximum month-end outstanding	1,984	2,210
Rate:
Weighted average for year	2.8%	1.1%
Weighted average interest rate at December 31	4.0%	1.9%

Advances from the Federal Home Loan Bank-Short Term:
Balance:
Average daily outstanding	$466	$9,090
Year-end outstanding	-	10,000
Maximum month-end outstanding	-	25,000
Rate:
Weighted average for year	2.6%	1.8%
Weighted average interest rate at December 31	n/a	2.4%

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Advances from the Federal Home Loan Bank-Long Term:
Balance:
Average daily outstanding	$25,000	$20,246
Year-end outstanding	25,000	25,000
Maximum month-end outstanding	25,000	25,000
Rate:
Weighted average for year	3.4%	1.6%
Weighted average interest rate at December 31	4.4%	2.4%

Note 10—Other Borrowings

Line of Credit

Until its maturity on April 30, 2005, the Company had a $3,000 revolving line of credit with Independent Bankers’ Bank of Florida. Amounts outstanding under the line bore interest equal to the prime rate published in The Wall Street Journal minus one half percent, which was subject to change daily, and was subject to a 4.25% floor. Interest was payable monthly, and principal was due on demand, or if no demand was made, at maturity. This credit facility was secured by 100 percent of the outstanding shares of the Bank and required, among other things, that the Bank maintain a minimum Tier 1 capital ratio of 6 percent. There were no amounts outstanding under this line at December 31, 2004 and the Company elected not to renew the line upon maturity.

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

On July 31, 2001, the Company participated in a pooled offering of trust preferred securities. The Company formed TIBFL Statutory Trust II (the “Trust II”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust II used the proceeds from the issuance of $5,000 in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points). The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly. The rate in effect at December 31, 2005 was 7.82%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.

The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 14).

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Contractual Maturities

At December 31, 2005, the contractual maturities of long-term borrowings were as follows:

	Fixed Rate	Floating Rate	Total
Due in 2006	$-	$-	$-
Due in 2007	-	-	-
Due in 2008	-	-	-
Due in 2009	-	-	-
Due in 2010	-	-	-
Thereafter	12,000	5,000	17,000
Total long-term debt	$12,000	$5,000	$17,000

Note 11—Income Taxes

Income tax expense (benefit) was as follows:

Years ended December 31,	2005	2004	2003
Current income tax provision:
Federal	$6,711	$2,331	$3,049
State	1,158	431	550
	7,869	2,762	3,599
Deferred tax benefit:
Federal	(805)	(76)	(722)
State	(139)	(14)	(130)
	(944)	(90)	(852)

Total	$6,925	$2,672	$2,747

A reconciliation of income tax computed at the Federal statutory income tax rate (35% for 2005 and 34% for 2004 and 2003) to total income taxes reported is as follows:

Years ended December 31,	2005	2004	2003
Pretax income	$18,749	$7,870	$7,849
Income taxes computed at Federal statutory tax rate	$6,562	$2,676	$2,669
Effect of:
Tax-exempt income, net	(324)	(340)	(275)
State income taxes, net	662	275	277
Other, net	25	61	76
Total	$6,925	$2,672	$2,747

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Year end deferred tax assets and liabilities were due to the following:

Years ended December 31,	2005	2004
Allowance for loan losses	$3,045	$2,475
Core deposit intangible	245	212
Deferred compensation	788	555
Net unrealized losses on securities available for sale	448	-
Other	182	116
Total gross deferred tax assets	4,708	3,358

Accumulated depreciation	(765)	(871)
Deferred loan costs	(555)	(401)
Net unrealized gains on securities available for sale	-	(177)
Other	(70)	(85)
Total gross deferred tax liabilities	(1,390)	(1,534)

Net deferred tax asset	$3,318	$1,824

Note 12—Employee Benefit Plans

The Bank maintains an Employee Stock Ownership Plan with 401(k) provisions that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Bank and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Bank will match 50 percent of salary reduction contributions up to 4 percent of compensation, not to exceed a maximum contribution of $1 per employee; and an additional discretionary contribution which may be made by the Bank and allocated to the accounts of participants on the basis of total relative compensation. The Bank contributed $132, $94 and $69 to the plan in 2005, 2004 and 2003, respectively. As of December 31, 2005, the Plan contained approximately 152,000 shares of the Company’s common stock.

In 2001, the Bank entered into salary continuation agreements with three of its executive officers. Two additional executive officers entered into salary continuation agreements in 2003 and another in 2004. The plan is a nonqualified deferred compensation arrangement that is designed to provide supplemental retirement income benefits to participants. The Bank expensed $386, $309 and $254 for the accrual of future salary continuation benefits in 2005, 2004 and 2003, respectively. The Bank has purchased single premium life insurance policies on these individuals. Cash value income (net of related insurance premium expense) totaled $208, $202 and $225 in 2005, 2004 and 2003, respectively. Other assets included $5,937 and $5,729 in surrender value and other liabilities included salary continuation benefits payable of $1,246 and $860 at December 31, 2005 and 2004, respectively.

In 2001, the Bank established a non qualified retirement benefit plan for eligible Bank directors. Under the plan, the Company pays each participant, or their beneficiary, the amount of fees deferred and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date. The Bank expensed $233, $273 and $165 for the accrual of current and future retirement benefits in 2005, 2004 and 2003, respectively, which included $184, $236 and $146 in 2005, 2004 and 2003 related to the annual director retainer fees and monthly meeting fees that certain directors elected to defer. The Bank has purchased single premium split dollar life insurance policies on these individuals. Cash value income (net of related insurance premium expense) totaled $138, $138 and $152 in 2005, 2004 and 2003. Other assets included $3,992 and $3,854 in surrender value in other assets and other liabilities included retirement benefits payable of $855 and $623 at December 31, 2005 and 2004, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 13—Related Party Transactions

The Bank had loans outstanding to certain of its executive officers, directors, and their related business interests as follows:

Beginning balance, January 1, 2005	$1,905
New loans	606
Effect of changes in related parties	(188)
Repayments	(1,461)
Ending balance, December 31, 2005	$862

Unfunded loan commitments to these individuals and their related business interests totaled $31 at December 31, 2005. Deposits from these individuals and their related interests were $4,237 and $3,008 at December 31, 2005 and 2004, respectively.

Note 14—Shareholders’ Equity and Minimum Regulatory Capital Requirements

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. These minimum amounts and ratios along with the actual amounts and ratios for the Company and the Bank as of December 31, 2005 and 2004 are presented in the following tables.

December 31, 2005	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated	N/A	N/A	³ $42,255	³ 4.0%	$88,839	8.4%
Bank	³ $ 52,775	³ 5.0%	42,220	³ 4.0%	92,297	8.7%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated	N/A	N/A	³ $37,173	³ 4.0%	$88,839	9.6%
Bank	³ $ 55,744	³ 6.0%	37,162	³ 4.0%	92,297	9.9%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	N/A	³ $74,346	³ 8.0%	$100,931	10.9%
Bank	³ $ 92,906	³ 10.0%	74,325	³ 8.0%	100,389	10.8%

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

December 31, 2004	Well Capitalized Requirement		Adequately Capitalized Requirement		Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated	N/A	N/A	³ $31,270	³ 4.0%	$78,048	10.0%
Bank	³ $ 39,069	³ 5.0%	31,255	³ 4.0%	81,780	10.5%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated	N/A	N/A	³ $28,583	³ 4.0%	$78,048	10.9%
Bank	³ $ 42,857	³ 6.0%	28,571	³ 4.0%	81,780	11.4%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	N/A	³ $57,166	³ 8.0%	$89,772	12.6%
Bank	³ $71,428	³ 10.0%	57,143	³ 8.0%	88,254	12.4%

At year end 2005 and 2004, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Management believes, as of December 31, 2005, that the Company and the Bank meet all capital requirements to which it is subject. Tier 1 Capital includes the trust preferred securities that were issued in September 2000 and July 2001.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to the Company without prior regulatory approval at December 31, 2005, is approximately $21,176.

Note 15—Stock Options and Restricted Stock

As of December 31, 2005, the Company has one compensation plan under which shares of its common stock are issuable in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units. This is its 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders at the May 25, 2004 annual meeting. Previously, the Company had granted stock options under the 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (the “1994 Plan”) as amended and restated as of August 31, 1996. Under the 2004 Plan, the Board of Directors of the Company may grant nonqualified stock options to any director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the 2004 Plan, the maximum number of shares of common stock of the Company that may be optioned or sold through the 2014 expiration of the plan is 400,000 shares, no more than 133,000 of which may be issued pursuant to awards granted in the form of restricted shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company. If options granted under the Plan expire or terminate for any reason without having been exercised in full, the shares not purchased shall again be available for option for the purposes of the Plan.

The exercise price for common stock must equal at least 100 percent of the fair market value of the stock at the time the option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. Stock options vest over varying service periods which range from vesting immediately in the case of members of the Board of Directors to up to nine years for certain officers and employees.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

A summary of the stock option activity in the plans is as follows:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Balance, January 1, 2003	567,205	$ 5.49 - $14.50	$ 10.09
Granted	44,500	16.35 - 19.40	17.93
Exercised	(115,050)	5.49 - 14.12	6.39
Expired or forfeited	(19,150)	5.49 - 16.35	11.46
Balance, December 31, 2003	477,505	5.49 - 19.40	11.66
Granted	37,500	22.74 - 22.79	22.76
Exercised	(97,911)	5.49 - 14.12	6.92
Expired or forfeited	(7,900)	11.25 - 22.74	19.47
Balance, December 31, 2004	409,194	8.33 - 22.79	13.66
Granted	79,500	25.24 - 32.40	25.94
Exercised	(72,359)	8.33 - 22.74	11.58
Expired or forfeited	(27,350)	9.00 - 25.24	19.73
Balance, December 31, 2005	388,985	$8.33 - $32.40	$16.13

	Shares	Weighted Average Exercise Price
Options exercisable at December 31, 2005	152,535	$13.52
Options exercisable at December 31, 2004	181,944	12.96
Options exercisable at December 31, 2003	236,405	10.35

Options outstanding at December 31, 2005 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$8.33 - $11.00	40,900	3.54	$10.04	22,050	$9.67
11.21 - 11.75	14,250	3.26	11.35	2,300	11.26
12.40 - 12.40	98,700	5.43	12.40	29,100	12.40
12.65 - 13.45	12,300	3.50	13.15	9,800	13.21
13.50 - 13.50	68,300	1.69	13.50	53,100	13.50
13.55 - 19.40	58,135	6.33	16.76	28,935	15.60
22.74 - 22.79	28,400	8.11	22.76	7,250	22.78
25.24 - 25.24	58,000	9.07	25.24	-	-
29.20 - 29.20	5,000	9.81	29.20	-	-
32.40 - 32.40	5,000	9.67	32.40	-	-
$8.33 - $32.40	388,985	5.42	$16.13	152,535	$13.52

In 2005, the Company granted a total of 41,000 shares of restricted stock with a value of $1,283 to members of the board of directors and certain executive officers. The restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, however is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is generally on a straight-line basis and ranges from three to five years. The value of the restricted stock, estimated to be equal to the closing market price on the date of grant, is being amortized on a straight-line basis over the respective service periods and during 2005, $98 of related amortization is included in non-interest expense. Future amortization of the expense associated with restricted shares outstanding as of December 31, 2005 is as follows:

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

2006	$273
2007	273
2008	270
2009	231
2010	137
$1,184

Note 16—Loan Commitments and Other Related Activities

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at December 31:

	2005		2004
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$6,320	$78,194	$7,866	$26,567
Unfunded commitments under lines of credit	742	145,737	700	71,800

Commitments to make loans are generally made for periods of 30 days. The fixed rate loan commitments have interest rates ranging from 4.25% to 18.00% and maturities ranging from 6 months to 15 years.

Note 17—Supplemental Financial Data

Components of other expense in excess of 1 percent of total interest and non-interest income are as follows:

Years Ended December 31,	2005	2004	2003
Operating supplies	$589	$542	$484
Computer services	1,650	1,773	1,533
Legal and professional fees	1,444	1,223	842
Marketing and community relations	731	866	851
Postage, courier, and armored car	719	617	697

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 18—Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows at December 31:

	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$41,510	$41,510	$42,938	$42,938
Investment securities available for sale	97,464	97,464	77,807	77,807
Loans, net	876,478	872,983	649,435	650,119
Federal Home Loan Bank and Independent Bankers’ Bank stock	2,906	2,906	3,035	3,035
Accrued interest receivable	6,404	6,404	4,086	4,086

Financial liabilities:
Non-contractual deposits	488,620	488,620	436,677	436,677
Contractual deposits	431,804	429,059	251,182	251,159
Federal Home Loan Bank Advances	25,000	25,000	35,000	35,000
Short-term borrowings	17,284	17,284	12,157	12,157
Notes payable	4,000	4,004	5,250	5,388
Subordinated debentures	13,000	13,630	13,000	13,489
Accrued interest payable	6,609	6,609	3,692	3,692

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

Note 19—Discontinued Operations

On December 30, 2005, the Company closed the sale of the merchant bankcard processing segment, a business line of the Company, to NOVA Information Systems. The transaction was structured as a sale of the agency assets. The buyer paid $7,250 in cash at the closing. The Company recognized a gain of $6,697 on the transaction.

The operating results of the merchant bankcard processing segment, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

Years ended December 31,	2005	2004	2003
Other income	$12,865	$5,758	$4,953
Depreciation and amortization	(8)	(40)	(46)
Other expense	(5,227)	(4,828)	(3,982)
Pretax income from discontinued operations	$7,630	$890	$925

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

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

The results of Keys Insurance Agency, Inc. operations, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

Year ended December 31, 2003
Other income	$1,255
Depreciation and amortization	(35)
Other expense	(1,020)
Pretax income from discontinued operations	$200

Note 20—Condensed Financial Information of TIB Financial Corp.

Condensed Balance Sheets
(Parent Only)

December 31,	2005	2004
Assets:
Cash on deposit with subsidiary	$922	$2,341
Dividends and other receivables from subsidiaries	10	10
Investment in bank subsidiary	93,982	84,845
Investment in TIBFL Statutory Trust I	248	248
Investment in TIBFL Statutory Trust II	155	155
Income tax receivable	300	-
Other assets	442	407
Total Assets	$96,059	$88,006

Liabilities and Shareholders’ Equity:
Liabilities:
Dividends payable	$681	$653
Interest payable	438	449
Notes payable	17,403	18,653
Other liabilities	13	137
Total liabilities	18,535	19,892

Shareholders’ equity:
Common stock	579	568
Surplus	40,736	38,284
Deferred compensation - restricted stock grants	(1,184)	-
Retained earnings	38,136	28,968
Accumulated other comprehensive income (loss)	(743)	294
Total shareholders’ equity	77,524	68,114

Total Liabilities and Shareholders’ Equity	$96,059	$88,006

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 20—Condensed Financial Information of TIB Financial Corp. (Continued)

Condensed Statements of Income
(Parent Only)

Year Ended December 31,	2005	2004	2003
Operating income:
Dividend from bank subsidiary	$2,946	$3,708	$832
Dividend from TIBFL Statutory Trust I	26	26	26
Dividend from TIBFL Statutory Trust II	11	8	8
Dividend from TIB Software & Services, Inc.	-	-	126
Other income	-	6	-
Total operating income	2,983	3,748	992

Operating expense:
Interest expense	1,616	1,636	1,624
Other expense	600	553	345
Total operating expense	2,216	2,189	1,969

Income (loss) before income tax benefit and equity in undistributed earnings of subsidiary	767	1,559	(977)
Income tax benefit	884	808	728
Income (loss) before equity in undistributed earnings of subsidiary	1,651	2,367	(249)
Equity in undistributed earnings of bank subsidiary	10,173	2,831	5,226
Income from continuing operations	11,824	5,198	4,977

Discontinued operations:
Dividend from Keys Insurance Agency, Inc.	-	-	125
Income from discontinued operations	-	-	125

Net income	$11,824	$5,198	$5,102

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 20—Condensed Financial Information of TIB Financial Corp. (Continued)

Condensed Statements of Cash Flows
(Parent Only)

Year Ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net income	$11,824	$5,198	$5,102
Equity in undistributed earnings of bank subsidiary	(10,173)	(2,831)	(5,226)
Amortization of intangibles and other assets	19	17	17
Amortization of deferred compensation - restricted stock grants	98	-	-
Increase in other assets	(12)	-	(4)
Decrease in due to subsidiaries	(6)	-	(3)
Increase (decrease) in interest payable	(10)	9	(5)
Increase in other liabilities	-	6	3
Deferred income taxes	(37)	-	-
Increase (decrease) in net income tax obligation	(81)	709	(3)
Net cash provided (used) by operating activities	1,622	3,108	(119)

Cash flows from investing activities:
Investment in bank subsidiary	-	(23,155)	(5,500)
Return of capital from Keys Insurance Agency, Inc.	-	-	2,301
Return of capital from TIB Software & Services, Inc.	-	-	129
Net cash provided (used) in investing activities	-	(23,155)	(3,070)

Cash flows from financing activities:
Repayment of note payable	(1,250)	-	-
Proceeds from exercise of stock options	838	678	735
Proceeds from stock issuance	-	23,230	4,343
Cash dividends paid	(2,629)	(2,278)	(1,866)
Net cash provided (used) by financing activities	(3,041)	21,630	3,212

Net increase (decrease) in cash	(1,419)	1,583	23
Cash, beginning of year	2,341	758	735
Cash, end of year	$922	$2,341	$758

Note 21—Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for 2005 and 2004:

	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:
Interest income	$17,360	$15,503	$14,225	$12,346	$11,351	$10,528	$9,819	$9,218
Net interest income	10,786	10,094	9,636	8,614	8,216	7,781	7,361	6,828
Income from continuing operations	1,898	1,949	1,997	1,348	1,223	1,219	1,125	1,076
Net income	6,039	2,054	2,184	1,547	1,331	1,337	1,257	1,273

Earnings per share:
Income from continuing operations - Basic	$0.33	$0.34	$0.35	$0.24	$0.21	$0.22	$0.21	$0.24
Income from continuing operations - Diluted	0.32	0.33	0.34	0.23	0.21	0.21	0.20	0.23

Due to the disposal of the merchant bankcard operations in the fourth quarter of 2005, all previous reported quarterly financial data has been adjusted above to reflect the results of merchant bankcard operations as discontinued operations.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

During the fourth quarter of 2005 and subsequent thereto, the Company has made no significant changes in its internal controls or in other factors which may significantly affect these controls subsequent to the evaluation of these controls by the Chief Executive Officer and Chief Financial Officer.

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

TIB Financial Corp.’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that, as of December 31, 2005, the company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report appearing in Item 8, page 39 of this Form 10-K.

Date: February 23, 2006

/s/ Edward V. Lett
Edward V. Lett
President and Chief Executive Officer

/s/ David P. Johnson
David P. Johnson
Executive Vice President and Chief Financial Officer

(c) Audit Report of the Registered Public Accounting Firm
    The audit report related to the audit of internal controls and management’s report on internal controls over financial reporting is included in Item 8, page 39 of this Form 10-K.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Information About the Board of Directors and Their Committees” and “Executive Officers” under the caption "Election of Directors", “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company's 2006 Annual Shareholders Meeting is incorporated herein by reference.

In 2005, we adopted amendments to the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. We have posted the text of our code of ethics on our website at www.tibbank.com in the section titled “Investor Relations.” In addition, we intend to promptly disclose (i) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver, and the date of the waiver on our website in the future.

ITEM 11: COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

The information contained under the captions "Compensation of Executive Officers and Directors" and “Performance Graph” in the Proxy Statement to be utilized in connection with the Company's 2006 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the caption "Management and Principal Shareholders" in the Proxy Statement to be utilized in connection with the Company's 2006 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 2006 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption "Independent Public Accountants" in the Proxy Statement to be utilized in connection with the Company's 2006 Annual Shareholders Meeting is incorporated herein by reference.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits

Exhibit Numbers
3.1	Restated Articles of Incorporation*****
3.2	Bylaws **
4.1	Specimen Stock Certificate *
10.1	Employment Agreement between Edward V. Lett, TIB Financial Corp. and TIB Bank effective March 1, 2004 ***/******
10.2	401(K) Savings and Employee Stock Ownership Plan */***
10.3	Employee Incentive Stock Option Plan */***
10.4	Employment Agreement between Millard J. Younkers, Jr., TIB Financial Corp. and TIB Bank effective March 1, 2004 ***/******
10.5	Employment Agreement between David P. Johnson, TIB Financial Corp. and TIB Bank effective March 1, 2004 ***/******
10.6	Form of Director Deferred Fee Agreement***/****
10.7	Form of Salary Continuation Agreement***/****
10.8	Form of Executive Officer Split Dollar Agreement***/****
10.9	Form of Director Deferred Fee Agreement - First Amendment***
10.10	Form of Executive Officer Split Dollar Agreement - First Amendment***
10.11	Employment Agreement between Michael D. Carrigan, TIB Financial Corp. and TIB Bank effective March 1, 2004 ***/******
10.12	Form of Salary Continuation Agreement - First Amendment***
10.13	Form of Restricted Stock Agreement
10.14	Form of Restricted Stock Agreement Addendum
10.15	Merchant Asset Purchase Agreement
10.16	Marketing and Sales Alliance Agreement
10.17	Non-Competition Agreement
10.18	Assignment and Assumption Agreement
14.1	Board of Directors Ethics Code
14.2	Senior Financial Officer Ethics Code
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

*
Previously filed by the Company as an Exhibit (with the same respective Exhibit Number as indicated herein) to the Company's Registration Statement (Registration No. 333-03499) and such document is incorporated herein by reference.

**
Previously filed by the Company as Exhibit (with the same respective Exhibit Number as indicated herein) to the Company's Registration Statement (Registration No. 333-113484) and such document is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2006.

TIB FINANCIAL CORP.

By:	/s/ Edward V. Lett
Edward V. Lett President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2006.

Signature	Title
/s/ Edward V. Lett	President (Principle Executive Officer), Chief Executive Officer and Director
Edward V. Lett

/s/ Richard C. Bricker, Jr.	Director
Richard C. Bricker, Jr.

/s/ Gretchen K. Holland	Director
Gretchen K. Holland

/s/ Paul O. Jones, Jr., M.D.	Director
Paul O. Jones, Jr., M.D.

/s/ Thomas J. Longe	Director
Thomas J. Longe

/s/ John G. Parks, Jr.	Director
John G. Parks, Jr.

/s/ Marvin F. Schindler	Director
Marvin F. Schindler

/s/ Otis T. Wallace	Director
Otis T. Wallace

/s/ David P. Johnson	Chief Financial and Accounting Officer
David P. Johnson