Form 10-Q
period 2006-03-31
TIB FINANCIAL CORP.
filed 2006-05-09
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
MARCH 31, 2006	000-21329

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA		65-0655973
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

599 9th STREET NORTH, SUITE 101, NAPLES, FLORIDA 34102-5624
(Address of principal executive offices) (Zip Code)

(239) 263-3344
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		5,829,738
Class		Outstanding as of April 30, 2006

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$29,048	$24,347
Federal funds sold	29,441	17,163
Cash and cash equivalents	58,489	41,510

Investment securities available for sale	133,768	97,464

Loans, net of deferred loan costs and fees	937,092	884,024
Less: Allowance for loan losses	7,843	7,546
Loans, net	929,249	876,478

Premises and equipment, net	30,828	27,800
Intangible assets, net	1,028	1,100
Accrued interest receivable and other assets	33,476	31,718
Total Assets	$1,186,838	$1,076,070

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$209,040	$169,816
Interest-bearing	823,986	750,608
Total deposits	1,033,026	920,424

Federal Home Loan Bank (FHLB) advances	25,000	25,000
Short-term borrowings	19,569	17,284
Long-term borrowings	17,000	17,000
Accrued interest payable and other liabilities	12,566	18,838
Total liabilities	1,107,161	998,546

Shareholders’ equity
Preferred stock - no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 20,000,000 shares authorized, 5,834,038 and 5,792,598 shares issued	583	579
Additional paid in capital	40,157	39,552
Retained earnings	39,813	38,136
Accumulated other comprehensive loss	(876)	(743)
Total shareholders’ equity	79,677	77,524

Total Liabilities and Shareholders’ Equity	$1,186,838	$1,076,070

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share amounts)	Three months ended March 31,
	2006	2005
Interest and dividend income
Loans, including fees	$17,328	$11,310
Investment securities:
Taxable	1,050	636
Tax-exempt	165	160
Interest-bearing deposits in other banks	4	4
Federal Home Loan Bank stock	36	27
Federal funds sold	296	209
Total interest and dividend income	18,879	12,346

Interest expense
Deposits	6,624	3,101
Federal Home Loan Bank advances	241	175
Short-term borrowings	125	73
Long-term borrowings	407	383
Total interest expense	7,397	3,732

Net interest income	11,482	8,614

Provision for loan losses	554	586
Net interest income after provision for loan losses	10,928	8,028

Non-interest income
Service charges on deposit accounts	556	608
Fees on mortgage loans sold	425	492
Other income	469	398
Total non-interest income	1,450	1,498

Non-interest expense
Salaries and employee benefits	4,948	4,135
Net occupancy and equipment expense	1,482	1,271
Other expense	2,143	2,070
Total non-interest expense	8,573	7,476

Income before income tax expense	3,805	2,050

Income tax expense	1,442	702

Income from continuing operations	2,363	1,348

Discontinued operations
Income from merchant bankcard operations	-	319
Income tax expense	-	120
Income from discontinued operations	-	199

Net income	$2,363	$1,547

Basic earnings per common share
Continuing operations	$0.41	$0.24
Discontinued operations	-	0.03
Basic earnings per share	$0.41	$0.27

Diluted earnings per common share
Continuing operations	$0.40	$0.23
Discontinued operations	-	0.03
Diluted earnings per share	$0.40	$0.26

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2006	5,792,598	$579	$39,552	$38,136	$(743)	$77,524
Comprehensive income:
Net income				2,363		2,363
Other comprehensive income, net of tax benefit of $80:
Net market valuation adjustment on securities available for sale					(133)
Other comprehensive income, net of tax						(133)
Comprehensive income						$2,230
Restricted stock grants	4,340	-				-
Stock-based compensation			116			116
Exercise of stock options	37,100	4	457			461
Income tax benefit from stock options exercised			32			32
Cash dividends declared, $.1175 per share				(686)		(686)
Balance, March 31, 2006	5,834,038	$583	$40,157	$39,813	$(876)	$79,677

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2005	5,679,239	$568	$38,284	$28,968	$294	$68,114
Comprehensive income:
Net income				1,547		1,547
Other comprehensive income, net of tax benefit of $645:
Net market valuation adjustment on securities available for sale					(1,074)
Other comprehensive income, net of tax						(1,074)
Comprehensive income						$473
Exercise of stock options	27,700	3	280			283
Income tax benefit from stock options exercised			65			65
Cash dividends declared, $.115 per share				(656)		(656)
Balance, March 31, 2005	5,706,939	$571	$38,629	$29,859	$(780)	$68,279

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE IN CASH AND CASH EQUIVALENTS (Unaudited)
(Dollars in thousands)	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,363	$1,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	659	617
Provision for loan losses	554	586
Deferred income tax benefit	(21)	(120)
Other	117	(32)
Mortgage loans originated for sale	(25,851)	(29,706)
Proceeds from sales of mortgage loans	24,843	27,180
Fees on mortgage loans sold	(425)	(492)
(Increase) decrease in accrued interest receivable and other assets	288	(818)
Increase (decrease) in accrued interest payable and other liabilities	(6,255)	1,960
Net cash provided by (used by) operating activities	(3,728)	722

Cash flows from investing activities:
Purchases of investment securities available for sale	(37,459)	(5,000)
Repayments of principal and maturities of investment securities available for sale	933	332
Net (purchase) sale of FHLB stock	(493)	129
Loans originated or acquired, net of principal repayments	(53,326)	(63,988)
Purchases of premises and equipment	(3,747)	(186)
Proceeds from sale of premises, equipment and intangible assets	130	93
Net cash used by investing activities	(93,962)	(68,620)

Cash flows from financing activities:
Net increase in federal funds purchased and securities sold under agreements to repurchase	2,286	7,765
Net decrease in FHLB short-term advances	-	(10,000)
Repayment of notes payable	-	(1,250)
Net increase in demand, money market and savings accounts	92,689	55,564
Net increase in time deposits	19,914	55,858
Proceeds from exercise of stock options	461	283
Cash dividends paid	(681)	(653)
Net cash provided by financing activities	114,669	107,567

Net increase in cash and cash equivalents	16,979	39,669
Cash and cash equivalents at beginning of period	41,510	42,938
Cash and cash equivalents at end of period	$58,489	$82,607

Supplemental disclosures of cash paid:
Interest	$8,401	$3,655
Income taxes	$3,925	$-

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2006
(Dollars in thousands except for share and per share amounts)

Note 1 - Basis of Presentation & Accounting Policies

TIB Financial Corp. is a financial holding company headquartered in Naples, Florida. TIB Financial Corp. owns and operates TIB Bank, which has a total of sixteen banking offices in Florida that are located in Monroe, Miami-Dade, Collier and Lee counties.

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. For further information and an additional description of the Company’s accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiary, TIB Bank, and the Bank’s subsidiary, TIB Investment Center Inc. (this corporation was dissolved in January 2005), collectively known as the Company. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported on have been reclassified to conform to the current period presentation.

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

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2006
(Dollars in thousands except for share and per share amounts)

Earnings Per Common Share

Basic earnings per share is net income divided by the weighted average number of common shares and vested restricted shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and the dilutive effect of unvested restricted shares computed using the treasury stock method.

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses and earnings per common share is included in the 2005 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 simplifies and conforms the accounting for certain financial instruments permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not embedded derivatives. The amendments to SFAS No. 140 allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. Management has not yet determined the impact, if any, of the adoption of SFAS 155.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (“SFAS 156”). SFAS 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of SFAS 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. Management has not yet determined the impact, if any, of the adoption of SFAS 156.

Note 2 -Acquisitions, Divestitures and Discontinued Operations

On December 30, 2005, the Company closed the sale of its merchant bankcard processing business segment to NOVA Information Systems, Inc. (“NOVA”). NOVA paid $7,250 in cash at the closing resulting in the Company recognizing a gain of $6,697 on the transaction. Accordingly, the results of operations of the Company’s merchant bankcard processing business segment are included in the Consolidated Statements of Income as “discontinued operations”. In connection with the sale, the Company entered into a Marketing and Sales Alliance Agreement and a Non-Competition Agreement. The Marketing and Sales Alliance Agreement provides for the exclusive referral by the Bank to NOVA of Bank customers seeking merchant card processing services, and on-going, active promotion of NOVA’s services to Bank customers. The Marketing and Sales Alliance Agreement has an initial term of ten years, and may be extended by the parties. The Non-Competition Agreement prohibits the Company from competing with NOVA to provide merchant card processing services, and prohibits the Bank from soliciting for such services (other than to be provided by NOVA) any merchants that had a merchant services relationship with the Bank at the time of the sale, and any merchants subsequently referred to NOVA. The Non-Competition Agreement is effective for so long as the Marketing and Sales Alliance Agreement is in effect. The non-solicitation covenant extends for two years following termination of the Marketing and Sales Alliance Agreement.

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2006
(Dollars in thousands except for share and per share amounts)

The operating results of the merchant bankcard processing segment, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

Three Months Ended March 31, 2005
Other income	$1,896
Depreciation and amortization	(2)
Other expense	(1,575)
Pretax income from discontinued operations	$319

Note 3 - Investment Securities

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2006 and December 31, 2005 are presented below:

March 31, 2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,183	$-	$168	$5,015
U.S. Government agencies and corporations	84,007	127	1,916	82,218
States and political subdivisions—tax exempt	11,124	71	95	11,100
States and political subdivisions—taxable	2,619	3	20	2,602
Marketable equity securities	3,000	222	-	3,222
Mortgage-backed securities	19,243	137	96	19,284
Collateralized mortgage obligations	9,996	331	-	10,327
	$135,172	$891	$2,295	$133,768

December 31, 2005	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,182	$1	$145	$5,038
U.S. Government agencies and corporations	64,145	5	1,738	62,412
States and political subdivisions—tax exempt	9,594	91	101	9,584
States and political subdivisions—taxable	2,655	8	-	2,663
Marketable equity securities	3,000	439	-	3,439
Mortgage-backed securities	10,083	193	24	10,252
Collateralized mortgage obligations	3,996	80	-	4,076
	$98,655	$817	$2,008	$97,464

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2006
(Dollars in thousands except for share and per share amounts)

Note 4 - Loans

Major classifications of loans are as follows:

	March 31, 2006	December 31, 2005
Real estate mortgage loans:
Commercial	$467,011	$451,969
Residential	76,809	76,003
Farmland	7,005	4,660
Construction and vacant land	155,939	125,207
Commercial and agricultural loans	81,871	80,055
Indirect auto dealer loans	120,648	118,018
Home equity loans	17,034	17,232
Other consumer loans	9,124	9,228
Total loans	935,441	882,372

Net deferred loan costs	1,651	1,652
Loans, net of deferred loan costs	$937,092	$884,024

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005 follows:

	2006	2005
Balance, January 1	$7,546	$6,243
Provision for loan losses charged to expense	554	586
Loans charged off	(297)	(307)
Recoveries of loans previously charged off	40	19
Balance, March 31	$7,843	$6,541

Note 6 - Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months ended March 31:

	2006	2005
For the three moths ended March 31:
Basic	5,779,697	5,686,233
Dilutive effect of options outstanding	135,866	179,866
Dilutive effect of restricted stock awards	3,954	-
Diluted	5,919,517	5,866,099

Stock options for 23,323 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2006 because they were anti-dilutive. There were no anti-dilutive stock options outstanding for the three months ended March 31, 2005. For the three months ended March 31, 2006, 2,000 unvested restricted shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive. The dilutive effect of stock options and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2006
(Dollars in thousands except for share and per share amounts)

Note 7 - Stock-Based Compensation

During 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123R") which established accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective for fiscal years beginning after June 15, 2005 for all equity awards granted or modified after the effective date and for the subsequent vesting of previously granted awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the fair value and number of awards expected to actually vest, exclusive of awards expected to be forfeited. On January 1, 2006, the Company adopted SFAS 123R and began recognizing compensation expense for stock options. The Company elected to use the modified prospective transition method, therefore prior period results were not restated. Previously, the Company had accounted for stock options granted to employees according to the provisions of APB Opinion No. 25, whereby compensation expense was recorded based upon the intrinsic value method. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock awards.

As of March 31, 2006, the Company has one compensation plan under which shares of its common stock are issuable in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units. This is its 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders at the May 25, 2004 annual meeting. Previously, the Company had granted stock options under the 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (the “1994 Plan”) as amended and restated as of August 31, 1996. Under the 2004 Plan, the Board of Directors of the Company may grant nonqualified stock options to any director, and incentive stock options or nonqualified stock options to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the 2004 Plan, the maximum number of shares of common stock of the Company that may be optioned or awarded through the 2014 expiration of the plan is 400,000 shares, no more than 133,000 of which may be issued pursuant to awards granted in the form of restricted shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company. If options or awards granted under the Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan.

No stock-based compensation expense was recorded for the three months ended March 31, 2005. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of accounting for stock compensation.

Three Months Ended March 31, 2005
Net income, as reported	$1,547
Stock-based compensation expense determined under fair value based method, net of tax	63
Pro forma net income	$1,484

Basic earnings per share as reported	$0.27
Pro forma basic earnings per share	0.26
Diluted earnings per share as reported	0.26
Pro forma diluted earnings per share	0.25

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2006
(Dollars in thousands except for share and per share amounts)

The following table summarizes the components and classification of stock-based compensation expense for the three months ended March 31, 2006.

Three Months Ended March 31, 2006
Stock Options	$45
Restricted Stock	71
Total stock-based compensation expense	$116

Salaries and employee benefits	$61
Other expense	55
Total stock-based compensation expense	$116

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the assumptions used to compute the grant-date fair value of options granted:

	Three Months Ended March 31,
	2006	2005
Dividend yield	1.56%	1.98%
Risk-free interest rate	4.69%	4.1%
Expected option life	6.5 years	9 years
Volatility	31.4%	23.5%
Weighted average grant-date fair value of options granted	$10.67	$7.30

•	The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock. An increase in dividend yield will decrease stock compensation expense.

•
The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

•
The expected option life for the current period grants was estimated using the average vesting period and the term of the option based on guidance contained in SAB 107. Prior to 2006, this assumption was based on the typical vesting schedule and estimates of future exercise behavior patterns. An increase in the option life will increase stock compensation expense.

•	The volatility was estimated using historical volatility for periods approximating the expected option life.

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2006
(Dollars in thousands except for share and per share amounts)

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting based on historical forfeiture rates. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

As of March 31, 2006, unrecognized compensation expense associated with stock options and restricted stock was $1,109 and $1,248 which is expected to be recognized over weighted average periods of 3.0 and 4.2 years, respectively.

Stock Options

The exercise price for common stock must equal at least 100 percent of the fair market value of the stock at the time an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. Stock options vest over varying service periods which range from vesting immediately in the case of members of the Board of Directors to up to nine years for certain officers and employees.

A summary of the stock option activity in the plans is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, January 1,	388,985	$16.13	409,194	$13.66
Granted	10,312	31.00	69,500	25.24
Exercised	(37,100)	12.43	(27,700)	10.18
Expired or forfeited	(3,300)	12.08	(8,000)	15.54
Balance, March 31,	358,897	16.97	442,994	15.66

Options exercisable at March 31,	145,385	$14.72	180,044	$13.37

The weighted average remaining term for outstanding stock options was 5.7 years at March 31, 2006. The aggregate intrinsic value at March 31, 2006 was $4,772 for stock options outstanding and $2,261 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2006
(Dollars in thousands except for share and per share amounts)

Options outstanding at March 31, 2006 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$9.00 - $12.40	140,350	4.73	$11.84	55,800	$11.75
12.65 - 22.76	135,235	4.69	16.45	73,985	14.90
22.79 - 32.40	83,312	8.98	26.47	15,600	24.45
$9.00 - $32.40	358,897	5.70	$16.97	145,385	$14.72

Proceeds received from the exercise of stock options were $461 and $283 during the first quarter of 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was $713 and $471, during the first quarter of 2006 and 2005, respectively. The intrinsic value related to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in the realization of tax benefits of $32 and $65, during the first quarter of 2006 and 2005, respectively.

Restricted Stock

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is generally on a straight-line basis and ranges from two to five years. The value of the restricted stock, estimated to be equal to the closing market price on the date of grant, is being amortized on a straight-line basis over the respective service periods. No restricted stock was outstanding during the first three months of 2005.

A summary of the restricted stock activity in the plan is as follows:

	2006
	Shares	Weighted Average Grant-Date Market Value
Balance, January 1,	41,000	$31.28
Granted	4,340	31.00
Vested	-	-
Expired or forfeited	-	-
Balance, March 31,	45,340	$31.26

Note 8 - Capital Adequacy

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

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2006
(Dollars in thousands except for share and per share amounts)

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. These minimum ratios along with the actual ratios for the Company and the Bank as of March 31, 2006 and December 31, 2005, are presented in the following tables.

	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2006 Actual	December 31, 2005 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥ 4.0%	8.1%	8.4%
Bank	≥ 5.0%	≥ 4.0%	8.4%	8.7%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	9.1%	9.6%
Bank	≥ 6.0%	≥ 4.0%	9.4%	9.9%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	10.3%	10.9%
Bank	≥ 10.0%	≥ 8.0%	10.3%	10.8%

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

The following discussion addresses the factors that have affected the financial condition and results of continuing operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2006, and statement of income for the three months ended March 31, 2006. Operating results for the three months ended March 31, 2006 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2006. As discussed further in Note 2, the operating results of the Company’s merchant bankcard processing segment have been reclassified and presented as discontinued operations in the accompanying unaudited consolidated financial statements.

Quarterly Summary

Our first quarter 2006 net income from continuing operations of $2.36 million represents an increase of 75% over $1.35 million reported for the quarter ended March 31, 2005. On a per diluted share basis, earnings from continuing operations were $0.40 for the first quarter of 2006 as compared to $0.23 for the first quarter of 2005. Credit quality remains excellent and we continue to see growth opportunities in our newer southwest Florida markets as well as our traditional base in the Florida Keys and south Miami-Dade.

We believe the high-growth Naples-Fort Myers area continues to reaffirm the exportability of our service oriented banking culture as our new customers are rapidly discovering what our customers in the Florida Keys have known for years. We believe our continued focus on providing superior customer service is filling a much needed void in our local markets, which are realizing the effects of big bank mergers and acquisitions.

The increase in net income for the first quarter of 2006 over the respective prior-year period resulted primarily from a 33% increase in net interest income from $8.61 million a year ago to $11.48 million in the current quarter. The net interest margin on a tax equivalent basis for the three months ended March 31, 2006 was 4.45%, compared with 4.40% for the three months ended March 31, 2005.

Non-interest expense for the first quarter of 2006 was $8.57 million, an increase of 15% compared to $7.48 million for the first quarter of 2005. The increase in non-interest expense is primarily attributable to expenses associated with the Company’s ongoing expansion activities in the southwest Florida market. The realization of improving economies of scale is apparent as our operating costs increase at a slower rate than the overall growth rate of the Company.

Total assets increased more than 26% to $1.19 billion as of March 31, 2006, compared with $939.3 million a year ago. On a quarter over quarter basis, total assets increased more than 10%, which is reflective of the Company’s solid organic growth since December 31, 2005. Total loans grew more than 30% to $935.4 million as of March 31, 2006, versus $717.2 million a year ago. Total deposits increased more than 29% to $1.03 billion as of March 31, 2006, compared with $799.3 million a year ago. Additionally, total loans and deposits increased $53.1 million and $112.6 million, or 6% and 12%, respectively from December 31, 2005.

Credit quality remained solid during the first quarter of 2006 which ended with non-performing loans representing only 0.15% of gross loans. As of March 31, 2006, the allowance for loan losses totaled $7.84 million, or 0.84% of total loans and 571% of non-performing loans. These figures compare with 0.91% and 1,673% as of March 31, 2005 and 0.86%and 789% as of December 31, 2005, respectively.

Three Months Ended March 31, 2006 and 2005:

Results of Operations
Our net income from continuing operations of $2.36 million for the first quarter of 2006 increased 75%, compared to $1.35 million for the same period last year. Basic and diluted earnings per share from continuing operations for the first quarter of 2006 were $0.41 and $0.40, respectively, as compared to $0.24 and $0.23 per share in the previous year’s quarter.

Annualized return on average assets was 0.85% and 0.62% for the first quarter of 2006 and 2005, respectively, while the annualized return on average shareholders’ equity was 12.18% and 8.02% for the same periods.

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

Net interest income increased 33%, to $11.48 million in the three months ended March 31, 2006 compared to $8.61 million in the same period last year primarily due to an increase in average loans, investments and deposits. During a period of continuously increasing short-term interest rates, federal funds increased from 2.25% at the beginning of the first quarter of 2005 to 4.75% by the end of the first quarter of 2006, we are able to maintain a relatively stable net interest margin. Our net interest margin increased to 4.45% for the first quarter of this year in comparison to 4.37% and 4.40% in the fourth and first quarters of 2005, respectively. It is one of the objectives of our asset-liability management to minimize the impact on net interest margin of a changing interest rate environment.

Changes in monetary policy by the Federal Reserve also affect the prime rate. The prime rate as published in the Wall Street Journal was 5.25% at the beginning of the first quarter of 2005 and increased steadily to reach 5.75% at the end of the first quarter of 2005 and 7.75% at the end of the first quarter 2006. Many of the Bank’s loans are indexed to this floating rate, although they may also include floors. The higher level of prime rate in the first quarter of 2006 compared to the comparative period in 2005 is apparent in the positive impact on yields in the loan portfolio as the effects of the higher rates are reflected in variable loan re-pricings and new loan production.

The average yield on interest-earning assets for the first three months of 2006 was 7.30% which was an increase of 101 basis points compared to the 6.29% yield earned during the first three months of 2005. The average cost of interest-bearing deposits increased 122 basis points from 2.16% during the first three months of 2005 to 3.38% for the comparable period in 2006, and the rate of all interest-bearing liabilities increased 116 basis points, from 2.37% in 2005 to 3.53% in 2006. We anticipate that short-term interest rates will continue slowly trending up over the next three months. If this occurs, or if rates remain stable, our net interest margin should be relatively stable as our mix of assets and liabilities should grow in roughly the same proportions that exist currently on our balance sheet.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2006 and March 31, 2005.

(Dollars in thousands)	2006			2005
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$913,725	$17,329	7.69%	$686,418	$11,312	6.68%
Investment securities (2)	109,310	1,299	4.82%	77,702	875	4.57%
Interest-bearing deposits in other banks	396	4	4.10%	633	4	2.56%
Federal Home Loan Bank stock	2,640	36	5.53%	2,555	27	4.29%
Federal funds sold	27,128	296	4.43%	34,348	209	2.47%
Total interest-earning assets	1,053,199	18,964	7.30%	801,656	12,427	6.29%

Non-interest-earning assets:
Cash and due from banks	25,215			22,560
Premises and equipment, net	29,279			27,414
Allowance for loan losses	(7,895)			(6,358)
Other assets	30,165			30,159
Total non-interest-earning assets	76,764			73,775
Total assets	$1,129,963			$875,431

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$134,403	735	2.22%	$91,727	178	0.79%
Money market	167,499	1,262	3.06%	158,655	633	1.62%
Savings deposits	49,282	75	0.62%	46,537	52	0.45%
Time deposits	443,195	4,552	4.17%	284,232	2,238	3.19%
Total interest-bearing deposits	794,379	6,624	3.38%	581,151	3,101	2.16%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	38,421	366	3.86%	39,814	248	2.53%
Long-term borrowings	17,000	407	9.71%	17,208	383	9.03%
Total interest-bearing liabilities	849,800	7,397	3.53%	638,173	3,732	2.37%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	182,877			158,525
Other liabilities	18,591			10,555
Shareholders’ equity	78,695			68,178
Total non-interest-bearing liabilities and shareholders’ equity	280,163			237,258
Total liabilities and shareholders’ equity	$1,129,963			$875,431

Interest rate spread (tax equivalent basis)			3.77%			3.92%
Net interest income (tax equivalent basis)		$11,567			$8,695
Net interest margin (3) (tax equivalent basis)			4.45%			4.40%

_______
(1)  Average loans include non-performing loans.
(2)  Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3)  Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the three months ended March 31, 2006 and March 31, 2005. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

(Dollars in thousands)	2006 Compared to 2005 (1) Due to Changes in
	Average Volume	Average Rate	Net Increase
Interest income
Loans (2)	$4,134	$1,883	$6,017
Investment securities (2)	373	51	424
Interest-bearing deposits in other banks	(2)	2	-
Federal Home Loan Bank stock	1	8	9
Federal funds sold	(51)	138	87
Total interest income	4,455	2,082	6,537

Interest expense
NOW accounts	113	444	557
Money market	37	592	629
Savings deposits	3	20	23
Time deposits	1,498	816	2,314
Short-term borrowings and FHLB advances	(9)	127	118
Long-term borrowings	(5)	29	24
Total interest expense	1,637	2,028	3,665

Change in net interest income	$2,818	$54	$2,872

________
(1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.
(2) Interest income includes the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses decreased 5%, to $554,000 in the first quarter of 2006 compared to $586,000 in the comparable prior year quarter. The lower provision for loan losses in 2006 was primarily attributable to a lower level of net charge offs during the current period. Additionally, total loans outstanding grew $53.1 million, or 6%, during the first quarter of 2006, as compared to $63.7 million, or 10%, during the first quarter of 2005. The lower total loan growth combined with improved loan loss history further reduced the required provision for loan losses during the current period.

Total loans outstanding were $935.4 million at March 31, 2006, compared to $717.2 million at March 31, 2005. Net charge-offs were $257,000 during the three months ended March 31, 2006 compared to $288,000 for the same period in 2005.

Management will continue to monitor the credit quality of the lending portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level.

Non-interest Income

Non-interest income for the first quarter of 2006 was $1.45 million. This represents a 3% decrease over the prior year quarter which totaled $1.50 million. The decrease is partially attributable to a lower volume of residential real estate closings in the Monroe and Collier county markets resulting in lower fees on mortgage loans sold. Additionally, continued increases in the usage of electronic and online banking products are resulting in lower overdraft and other fees per deposit account which are offset partially by increased transaction volumes.

Non-interest Expense

Non-interest expense for the first quarter of 2006 was $8.57 million. This represents a 15%, increase over the prior year quarter which totaled $7.48 million. The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $813,000. At March 31, 2006 the Bank had 327 full-time employees and 13 part-time employees, compared to 306 full-time employees and 16 part-time employees at March 31, 2005. The increased staffing, as well as the majority of the other increases in the non-interest expense category supports our investment in the people, systems and facilities enabling the continuing growth of our business.

Stock-Based Compensation Expense

SFAS 123R was adopted on January 1, 2006, which now requires among other items, the recognition of stock option expense in the results of operations. The modified prospective transition method was elected; therefore, prior period results were not restated. Stock-based compensation expense was $116,000 during the three months ended March 31, 2006. No stock-based compensation was recorded during the three months ended March 31, 2005.

Stock-based compensation expense recognized in the results of operations during the first quarter of 2006 was $53,000 higher than the proforma amount determined under the fair value-based method and disclosed in accordance with SFAS 123 for the comparable prior year period. This increase was primarily due to restricted stock grants occurring subsequent to the first quarter of 2005. Additionally, stock option grants made subsequent to the first quarter of 2005 have higher fair values due to higher volatility assumptions driven by and coupled with the increasing market value of the Company’s common stock and the related option exercise prices. The effect of these higher fair values was further magnified by shorter expected lives associated with the shorter vesting periods of such awards. No modifications were made to existing awards prior to, upon, or subsequent to adoption of SFAS 123R.

Refer to Note 7 to our unaudited consolidated financial statements for more information on stock-based compensation.

Provision for Income Taxes

The provision for income taxes includes federal and state income taxes. The effective income tax rate for the three months ended March 31, 2006 was 38% as compared to 34% for the same period in 2005. The increased effective income tax rate is due to several significant factors including but not limited to the following:
•	The higher overall level of pre-tax income from continuing operations resulting in a higher statutory rate;
•	The lower proportion of tax free interest income to pre-tax income results in the provision for income taxes approaching statutory rates; and
•
The effect of stock-based compensation expense, recognized beginning January 1, 2006 subsequent to the adoption of SFAS 123R, resulting from incentive stock options granted to employees which is not deductible for federal and state income tax purposes.

Balance Sheets

Total assets at March 31, 2006 were $1.19 billion, up 10% from total assets of $1.08 billion at December 31, 2005. Asset growth was primarily funded by an increase in deposits of $112.6 million, or 12%. Loans net of deferred loan costs and fees increased $53.1 million, or 6%, to $937.1 million for the first three months of 2006 from year end 2005. The largest dollar increase came in the construction and vacant land loan category which increased $30.7 million, or 25%. Although we have continued to expand our indirect dealer auto loan program, it has begun to stabilize in percentage in proportion to the loan portfolio as a whole. At March 31, 2006, indirect auto loans accounted for $120.6 million, or 13%, of our loan portfolio as compared to $118.0 million, or 13%, at December 31, 2005. Also, in the same period, investment securities increased $36.3 million. As the overall company continues to experience significant growth, securities need to be purchased to keep minimum levels in this category relative to the size of the balance sheet. Specifically this quarter, securities were purchased; to cover pledging requirements related to the growth in cash management products, to slightly extend asset duration, and to provide increased liquidity.

At March 31, 2006 advances from the Federal Home Loan Bank were $25.0 million and were unchanged from the prior year end.

Shareholders’ equity totaled $79.7 million at March 31, 2006, increasing $2.2 million from December 31, 2005. Book value per share increased to $13.66 at March 31, 2006 from $13.38 at December 31, 2005. The Company declared a quarterly dividend of $0.1175 per share in the first quarter of 2006 and $0.115 per share in the first quarter of 2005.

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

Non-performing assets were as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Total nonaccrual loans	$1,374	$956
Accruing loans delinquent 90 days or more (a)	-	-
Total non-performing loans	1,374	956

Repossessed personal property (indirect auto dealer loans)	1,437	962
Other real estate owned (b)	-	190
Other assets (b)	2,795	2,815
Total non-performing assets	$5,606	$4,923

Allowance for loan losses	$7,843	$7,546

Non-performing assets as a percent of total assets	0.47%	0.46%
Non-performing loans as a percent of gross loans	0.15%	0.11%
Allowance for loan losses as a percent of non-performing loans	570.82%	789.33%

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

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1.9 million) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at March 31, 2006 and December 31, 2005, and is accruing interest. Accrued interest on this loan totals approximately $828,000 and $794,000 at March 31, 2006 and December 31, 2005, respectively.

In pursuing a sale of the property and equipment, the Bank has incurred various expenditures. The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled approximately $190,000 at December 31, 2005. The non-guaranteed principal and interest ($2.0 million at March 31, 2006 and December 31, 2005) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $834,000 and $854,000 at March 31, 2006 and December 31, 2005, respectively, are included as “other assets” in the financial statements.

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

The allowance for loan losses amounted to $7.8 million and $7.5 million at March 31, 2006 and December 31, 2005, respectively.

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

Based on an analysis performed by management at March 31, 2006, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Further, since the net result of our estimate for the allowance results in this amount being 0.84% of outstanding loans, the risks associated with changes in the underlying factors of this estimate have an asymmetrical risk to the extent of possible negative as opposed to positive consequences. In other words, the current allowance is a result of factors whose history has indicated and justified a relatively low allowance in percentage terms. These factors have limited capacity for improvement since associated risks cannot go to zero. However, for example, factors such as economic conditions and loan loss history could conceivably deteriorate dramatically. If that were to happen, the effect on the allowance calculation would be significant and, therefore, require a large provision to absorb higher potential losses.

Capital and Liquidity

Due to the Company's continued growth, Total Capital to Risk Weighted Assets has declined to 10.3% at March 31, 2006. It is the Company's policy to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes. The Company is currently evaluating its capital position and expects to issue capital instruments that will qualify as Tier II capital for regulatory purposes during the second quarter of 2006.

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2006, there were $25.0 million in advances outstanding in addition to $25 million in letters of credit used in lieu of pledging securities to the State of Florida. In July 2004, new agreements were executed with the FHLB and a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans was done to bring the collateral availability up to approximately $184.6 million.

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

Our interest rate sensitivity position at March 31, 2006 is presented in the table below:

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$416,244	$41,684	$45,516	$344,184	$87,813	$935,441
Investment securities-taxable	15,542	100	829	59,320	43,655	119,446
Investment securities-tax exempt	-	309	339	3,541	6,911	11,100
Marketable equity securities	3,222	-	-	-	-	3,222
FHLB stock	3,273	-	-	-	-	3,273
Federal funds sold	29,441	-	-	-	-	29,441
Interest-bearing deposit in other banks	351	-	-	-	-	351
Total interest-earning assets	468,073	42,093	46,684	407,045	138,379	1,102,274

Interest-bearing liabilities:
NOW accounts	140,669	-	-	-	-	140,669
Money market	182,951	-	-	-	-	182,951
Savings deposits	48,649	-	-	-	-	48,649
Time deposits	83,668	99,741	149,906	118,342	60	451,717
Notes payable	-	-	-	-	4,000	4,000
Subordinated debentures	5,000	-	-	-	8,000	13,000
Other borrowings	44,569	-	-	-	-	44,569
Total interest-bearing liabilities	505,506	99,741	149,906	118,342	12,060	885,555

Interest sensitivity gap	$(37,433)	$(57,648)	$(103,222)	$288,703	$126,319	$216,719

Cumulative interest sensitivity gap	$(37,433)	$(95,081)	$(198,303)	$90,400	$216,719	$216,719

Cumulative sensitivity ratio	(3.4%)	(8.6%)	(18.0%)	8.2%	19.7%	19.7%

We are cumulatively liability sensitive through the one-year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as non-indexed NOW and passbook savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts. Nevertheless, if market interest rates should decrease, it is anticipated that our net interest margin would decrease. Because of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that over time the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. In the next three months, we anticipate interest rates increasing slowly and we expect that our net interest margin should remain fairly stable due to the effects of competitive pressure on loan production at higher interest rates. Thereafter, if interest rates continue to increase, it is anticipated that the net interest margin would expand slightly over longer time horizons since the Company has more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, we believe the $198.3 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two primary reasons. First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore offer us the opportunity to delay or diminish any rate re-pricings. Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate.

Interest-earning assets and time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the -20% to +10% range. At March 31, 2006, the Company was within this range with a one year cumulative sensitivity ratio of -18.0%.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2006, total unfunded loan commitments were approximately $194.4 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At March 31, 2006, commitments under standby letters of credit aggregated approximately $2.5 million.

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

The interest rate sensitivity as of March 31, 2006 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from a gradual and parallel shift in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset Liability reporting. As of March 31, 2006, this analysis indicates that the Bank would be expected to benefit in an increasing rate environment slightly more than it would be expected to be harmed by a decreasing rate environment. The results of the analysis indicate that projected annualized net interest income could be expected to increase by approximately $2.6 million in a gradual 12-month, 200 basis point interest rate increase. The analysis also indicates that a projected annualized decrease in net interest income of approximately $2.4 million could be expected from a gradual 12-month, 200 basis point interest rate decrease.

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

TIB FINANCIAL CORP.
Date: May 9, 2006	/s/ Edward V. Lett
Edward V. Lett President and Chief Executive Officer

Date: May 9, 2006	/s/ David P. Johnson
David P. Johnson Executive Vice President and Chief Financial Officer