Form 10-Q
period 2006-06-30
TIB FINANCIAL CORP.
filed 2006-08-08
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
JUNE 30, 2006	000-21329

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA		65-0655973
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		5,841,820
Class		Outstanding as of July 31, 2006

TIB FINANCIAL CORP.

FORM 10-Q

For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$21,704	$24,347
Federal funds sold	17,669	17,163
Cash and cash equivalents	39,373	41,510

Investment securities available for sale	125,627	97,464

Loans, net of deferred loan costs and fees	1,004,307	884,024
Less: Allowance for loan losses	8,426	7,546
Loans, net	995,881	876,478

Premises and equipment, net	33,557	27,800
Intangible assets, net	956	1,100
Accrued interest receivable and other assets	36,628	31,718
Total Assets	$1,232,022	$1,076,070

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$176,271	$169,816
Interest-bearing	843,017	750,608
Total deposits	1,019,288	920,424

Federal Home Loan Bank (FHLB) advances	60,000	25,000
Short-term borrowings	20,179	17,284
Long-term borrowings	37,000	17,000
Accrued interest payable and other liabilities	15,029	18,838
Total liabilities	1,151,496	998,546

Shareholders’ equity
Preferred stock - no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 20,000,000 shares authorized, 5,841,420 and 5,792,598 shares issued	584	579
Additional paid in capital	40,457	39,552
Retained earnings	41,623	38,136
Accumulated other comprehensive loss	(2,138)	(743)
Total shareholders’ equity	80,526	77,524

Total Liabilities and Shareholders’ Equity	$1,232,022	$1,076,070

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$19,013	$12,934	$36,341	$24,244
Investment securities:
Taxable	1,360	708	2,410	1,344
Tax-exempt	178	161	343	321
Interest-bearing deposits in other banks	7	2	11	6
Federal Home Loan Bank stock	54	31	90	58
Federal funds sold	210	389	506	598
Total interest and dividend income	20,822	14,225	39,701	26,571

Interest expense
Deposits	7,764	3,895	14,388	6,996
Federal Home Loan Bank advances	504	193	745	368
Short-term borrowings	158	110	283	183
Long-term borrowings	447	391	854	774
Total interest expense	8,873	4,589	16,270	8,321

Net interest income	11,949	9,636	23,431	18,250

Provision for loan losses	982	730	1,536	1,316
Net interest income after provision for loan losses	10,967	8,906	21,895	16,934

Non-interest income
Service charges on deposit accounts	576	567	1,132	1,175
Fees on mortgage loans sold	357	582	782	1,074
Other income	611	668	1,080	1,066
Total non-interest income	1,544	1,817	2,994	3,315

Non-interest expense
Salaries and employee benefits	4,909	4,335	9,857	8,470
Net occupancy and equipment expense	1,503	1,344	2,985	2,615
Other expense	2,342	1,929	4,485	3,999
Total non-interest expense	8,754	7,608	17,327	15,084

Income before income tax expense	3,757	3,115	7,562	5,165

Income tax expense	1,428	1,118	2,870	1,820

Income from continuing operations	2,329	1,997	4,692	3,345

Discontinued operations
Income from merchant bankcard operations	272	300	272	619
Income tax expense	105	113	105	233
Income from discontinued operations	167	187	167	386

Net income	$2,496	$2,184	$4,859	$3,731

Basic earnings per common share
Continuing operations	$0.40	$0.35	$0.81	$0.59
Discontinued operations	0.03	0.03	0.03	0.07
Basic earnings per share	$0.43	$0.38	$0.84	$0.66

Diluted earnings per common share
Continuing operations	$0.39	$0.34	$0.79	$0.57
Discontinued operations	0.03	0.03	0.03	0.07
Diluted earnings per share	$0.42	$0.37	$0.82	$0.64

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, April 1, 2006	5,834,038	$583	$40,157	$39,813	$(876)	$79,677
Comprehensive income:
Net income				2,496		2,496
Other comprehensive income, net of tax benefit of $816:
Net market valuation adjustment on securities available for sale					(1,262)
Other comprehensive income, net of tax						(1,262)
Comprehensive income						$1,234
Restricted stock cancellations	(5,000)
Stock-based compensation			154			154
Exercise of stock options	12,382	1	142			143
Income tax benefit from stock options exercised			4			4
Cash dividends declared, $.1175 per share				(686)		(686)
Balance, June 30, 2006	5,841,420	$584	$40,457	$41,623	$(2,138)	$80,526

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, April 1, 2005	5,706,939	$571	$38,629	$29,859	$(780)	$68,279
Comprehensive income:
Net income				2,184		2,184
Other comprehensive income, net of tax expense of $509:
Net market valuation adjustment on securities available for sale					848
Other comprehensive income, net of tax						848
Comprehensive income						$3,032
Exercise of stock options	5,325		58			58
Income tax benefit from stock options exercised			28			28
Cash dividends declared, $.115 per share				(657)		(657)
Balance, June 30, 2005	5,712,264	$571	$38,715	$31,386	$68	$70,740

Continued

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2006	5,792,598	$579	$39,552	$38,136	$(743)	$77,524
Comprehensive income:
Net income				4,859		4,859
Other comprehensive income, net of tax benefit of $896:
Net market valuation adjustment on securities available for sale					(1,395)
Other comprehensive income, net of tax						(1,395)
Comprehensive income						$3,464
Restricted stock cancellations, net of 4,340 restricted stock issuances	(660)
Stock-based compensation			270			270
Exercise of stock options	49,482	5	599			604
Income tax benefit from stock options exercised			36			36
Cash dividends declared, $.235 per share				(1,372)		(1,372)
Balance, June 30, 2006	5,841,420	$584	$40,457	$41,623	$(2,138)	$80,526

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2005	5,679,239	$568	$38,284	$28,968	$294	$68,114
Comprehensive income:
Net income				3,731		3,731
Other comprehensive income, net of tax benefit of $136:
Net market valuation adjustment on securities available for sale					(226)
Other comprehensive income, net of tax						(226)
Comprehensive income						$3,505
Exercise of stock options	33,025	3	338			341
Income tax benefit from stock options exercised			93			93
Cash dividends declared, $.23 per share				(1,313)		(1,313)
Balance, June 30, 2005	5,712,264	$571	$38,715	$31,386	$68	$70,740

	See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,859	$3,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,328	1,235
Provision for loan losses	1,536	1,316
Deferred income tax benefit	(192)	(402)
Gain on sale of merchant bankcard processing segment	(272)	-
Other	183	(312)
Mortgage loans originated for sale	(53,024)	(66,210)
Proceeds from sales of mortgage loans	51,539	66,645
Fees on mortgage loans sold	(782)	(1,074)
(Increase) decrease in accrued interest receivable and other assets	650	(522)
Increase (decrease) in accrued interest payable and other liabilities	(3,605)	4,395
Net cash provided by operating activities	2,220	8,802

Cash flows from investing activities:
Purchases of investment securities available for sale	(37,459)	(10,000)
Repayments of principal and maturities of investment securities available for sale	7,007	411
Net (purchase) sale of FHLB stock	(2,068)	129
Loans originated or acquired, net of principal repayments	(121,064)	(119,774)
Purchases of premises and equipment	(6,969)	(738)
Proceeds from sale of premises, equipment and intangible assets	168	609
Net cash used by investing activities	(160,385)	(129,363)

Cash flows from financing activities:
Net increase in federal funds purchased and securities sold under agreements to repurchase	2,895	5,436
Net increase (decrease) in FHLB short-term advances	35,000	(10,000)
Net proceeds from issuance of trust preferred securities	19,995	-
Repayment of notes payable	-	(1,250)
Net increase in demand, money market and savings accounts	52,747	91,829
Net increase in time deposits	46,117	90,521
Proceeds from exercise of stock options	604	341
Income tax benefit from exercise of stock options	36	93
Cash dividends paid	(1,366)	(1,309)
Net cash provided by financing activities	156,028	175,661

Net increase (decrease) in cash and cash equivalents	(2,137)	55,100
Cash and cash equivalents at beginning of period	41,510	42,938
Cash and cash equivalents at end of period	$39,373	$98,038

Supplemental disclosures of cash paid:
Interest	$16,103	$7,259
Income taxes	$6,760	$1,737

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2006
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

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands except for share and per share amounts)
Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement 140” (“SFAS 156”). SFAS 156 amends Statement 140 with respect to separately recognized servicing assets and liabilities. Statement 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of SFAS 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. Management does not expect the adoption of SFAS 156 to have a material impact on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the financial position or results of operations of the Company.

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

During the six months ended June 30, 2006, the Company recorded additional gains totaling $272 relating primarily to the settlement of certain contractual early termination provisions on a basis that was more favorable than originally estimated.

The operating results of the merchant bankcard processing segment, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

	Six Months Ended June 30,
	2006	2005
Other income	$272	$3,658
Depreciation and amortization	-	4
Other expense	-	3,035
Pretax income from discontinued operations	$272	$619

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands except for share and per share amounts)

Note 3 - Investment Securities

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2006 and December 31, 2005 are presented below:

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,084	$-	$205	$4,879
U.S. Government agencies and corporations	79,016	1	2,788	76,229
States and political subdivisions—tax exempt	11,126	38	248	10,916
States and political subdivisions—taxable	2,619	3	44	2,578
Mortgage-backed securities	18,268	16	179	18,105
Marketable equity securities	3,000	-	82	2,918
Collateralized mortgage obligations	9,996	6	-	10,002
	$129,109	$64	$3,546	$125,627

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,182	$1	$145	$5,038
U.S. Government agencies and corporations	64,145	5	1,738	62,412
States and political subdivisions—tax exempt	9,594	91	101	9,584
States and political subdivisions—taxable	2,655	8	-	2,663
Mortgage-backed securities	10,083	193	24	10,252
Marketable equity securities	3,000	439	-	3,439
Collateralized mortgage obligations	3,996	80	-	4,076
	$98,655	$817	$2,008	$97,464

Note 4 - Loans

Major classifications of loans are as follows:

	June 30, 2006	December 31, 2005
Real estate mortgage loans:
Commercial	$508,392	$451,969
Residential	82,591	76,003
Farmland	25,680	4,660
Construction and vacant land	150,604	125,207
Commercial and agricultural loans	82,127	80,055
Indirect auto dealer loans	126,469	118,018
Home equity loans	17,771	17,232
Other consumer loans	9,147	9,228
Total loans	1,002,781	882,372

Net deferred loan costs	1,526	1,652
Loans, net of deferred loan costs	$1,004,307	$884,024

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands except for share and per share amounts)

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2006 and 2005 follows:

	Six Months Ended June 30,
	2006	2005
Balance, January 1	$7,546	$6,243
Provision for loan losses charged to expense	1,536	1,316
Loans charged off	(718)	(604)
Recoveries of loans previously charged off	62	58
Balance, June 30	$8,426	$7,013

Note 6 - Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
Basic	5,796,022	5,708,745
Dilutive effect of options outstanding	128,047	176,850
Dilutive effect of restricted stock awards	5,965	-
Diluted	5,930,034	5,885,595

	Six Months Ended June 30,
	2006	2005
Basic	5,787,905	5,693,090
Dilutive effect of options outstanding	132,202	178,405
Dilutive effect of restricted stock awards	4,981	-
Diluted	5,925,088	5,871,495

Stock options for 53,213 and 38,350 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2006 because they were anti-dilutive. There were no anti-dilutive stock options outstanding for the three and six months ended June 30, 2005. There were no anti-dilutive unvested restricted shares of common stock for the three and six month periods ended June 30, 2005 or 2006. The dilutive effect of stock options and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

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

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands except for share and per share amounts)

As of June 30, 2006, the Company has one compensation plan under which shares of its common stock are issuable in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units. This is its 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders at the May 25, 2004 annual meeting. Previously, the Company had granted stock options under the 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (the “1994 Plan”) as amended and restated as of August 31, 1996. Under the 2004 Plan, the Board of Directors of the Company may grant nonqualified stock-based awards to any director, and incentive or nonqualified stock-based compensation to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the 2004 Plan, the maximum number of shares of common stock of the Company that may be optioned or awarded through the 2014 expiration of the plan is 400,000 shares, no more than 133,000 of which may be issued pursuant to awards granted in the form of restricted shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company. If options or awards granted under the Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan.

No stock-based compensation expense was recorded for the three and six months ended June 30, 2005. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of accounting for stock compensation.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$2,184	$3,731
Stock-based compensation expense determined under fair value based method, net of tax	64	126
Pro forma net income	$2,120	$3,605

Basic earnings per share as reported	$0.38	$0.66
Pro forma basic earnings per share	0.37	0.63
Diluted earnings per share as reported	0.37	0.64
Pro forma diluted earnings per share	0.36	0.61

The following table summarizes the components and classification of stock-based compensation expense for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock Options	$106	$151
Restricted Stock	48	119
Total stock-based compensation expense	$154	$270

Salaries and employee benefits	$129	$190
Other expense	25	80
Total stock-based compensation expense	$154	$270

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $18 and $46 for the three and six months ended June 30, 2006.

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted:

	Six Months Ended June 30,
	2006	2005
Dividend yield	1.55%	1.98%
Risk-free interest rate	4.90%	4.12%
Expected option life	6.5 years	9 years
Volatility	31.0%	23.5%
Weighted average grant-date fair value of options granted	$10.42	$7.30

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands except for share and per share amounts)

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

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, an estimate of the expected forfeiture rate based on historical forfeiture rates is considered when estimating the amount of current period stock based-compensation expense. Our estimate of forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Any changes in our estimates will be accounted for prospectively in the period of change. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

As of June 30, 2006, unrecognized compensation expense associated with stock options and restricted stock was $1,329 and $1,044 which is expected to be recognized over weighted average periods of approximately 3 and 4 years, respectively.

Stock Options

The exercise price for common stock must equal at least 100 percent of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. Stock options vest over varying service periods which range from vesting immediately to up to nine years.

A summary of the stock option activity in the plans is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, January 1,	388,985	$16.13	409,194	$13.66
Granted	39,812	30.13	69,500	25.24
Exercised	(49,482)	12.21	(33,025)	10.35
Expired or forfeited	(3,700)	12.39	(13,800)	17.79
Balance, June 30,	375,615	$18.16	431,869	$15.64

Options exercisable at June 30,	133,703	$14.99	175,819	$13.43

The weighted average remaining term for outstanding stock options was 5.8 years at June 30, 2006. The aggregate intrinsic value at June 30, 2006 was $5,199 for stock options outstanding and $1,850 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands except for share and per share amounts)

Options outstanding at June 30, 2006 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$9.00 - $12.40	128,350	4.52	$11.88	44,300	$11.84
12.65 - 22.76	134,453	4.44	16.45	73,803	14.88
22.79 - 32.40	112,812	9.01	27.35	15,600	24.45
$9.00 - $32.40	375,615	5.84	$18.16	133,703	$14.99

Proceeds received from the exercise of stock options were $604 and $341 during the first six months of 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was $958 and $555, during the first six months of 2006 and 2005, respectively. The intrinsic value related to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in the realization of tax benefits of $36 and $93, during the first six months of 2006 and 2005, respectively.

Restricted Stock

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is generally on a straight-line basis and ranges from two to five years. The value of the restricted stock, estimated to be equal to the closing market price on the date of grant, is being amortized on a straight-line basis over the respective service periods. No restricted stock was outstanding during the first six months of 2005.

A summary of the restricted stock activity in the plan is as follows:

	2006
	Shares	Weighted Average Grant-Date Market Value
Balance, January 1,	41,000	$31.28
Granted	4,340	31.00
Vested	-	-
Expired or forfeited	(5,000)	31.15
Balance, June 30,	40,340	$31.27

Note 8 - Other Borrowings

On June 23, 2006, the Company issued $20,000 of additional trust preferred securities through a private placement. The Company formed TIBFL Statutory Trust III (the “Trust III”), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust III used the proceeds from the issuance of $20,000 in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 155 basis points). The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option at par after five years, and sooner, at a 5% premium, if specific events occur, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed and the remainder as Tier 2 capital for federal regulatory purposes.

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2006
(Dollars in thousands except for share and per share amounts)

Note 9 - Capital Adequacy

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. These minimum ratios along with the actual ratios for the Company and the Bank as of June 30, 2006 and December 31, 2005, are presented in the following tables.

	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2006 Actual	December 31, 2005 Actual
Tier 1 Capital (to Average Assets)
Holding company	N/A	≥4.0%	8.9%	8.4%
Bank	≥5.0%	≥4.0%	9.7%	8.7%

Tier 1 Capital (to Risk Weighted Assets)
Holding company	N/A	≥4.0%	10.2%	9.6%
Bank	≥6.0%	≥4.0%	11.1%	9.9%

Total Capital (to Risk Weighted Assets)
Holding company	N/A	≥8.0%	12.0%	10.9%
Bank	≥10.0%	≥8.0%	12.0%	10.8%

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2006, and statement of income for the three months and six months ended June 30, 2006. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2006. As discussed further in Note 2, the operating results of the Company’s merchant bankcard processing segment have been reclassified and presented as discontinued operations in the accompanying unaudited consolidated financial statements.

Quarterly Summary

For the second quarter of 2006, net income was $2.50 million and diluted earnings per share were $0.42 compared to $2.18 million and $0.37 in the prior year reflecting increases of 14%. Our second quarter 2006 net income from continuing operations of $2.33 million represents an increase of 17% over $2.00 million reported for the quarter ended June 30, 2005. On a per diluted share basis, earnings from continuing operations were $0.39 for the second quarter of 2006 as compared to $0.34 for the second quarter of 2005.

We continue to see growth opportunities in our market areas arising out of our unique primary strategic focus as a middle-market commercial lender and our growth rates may moderate in step with the local economy. Our principal focus continues to be the generation of quality assets, above-average profitability and sustainable growth, while at the same time investing to support future core market opportunities and improvements in service delivery and operating efficiency.

The increase in net income from continuing operations for the second quarter of 2006 over the respective prior-year period resulted primarily from a 24% increase in net interest income from $9.64 million a year ago to $11.9 million in the current quarter. The net interest margin on a tax equivalent basis for the three months ended June 30, 2006 contracted to 4.30%, compared with 4.40% for the three months ended June 30, 2005. The decline in net interest margin reflects challenging competitive and interest rate environments consistent with industry-wide trends.

Non-interest expense for the second quarter of 2006 was $8.8 million, an increase of 15% compared to $7.6 million for the second quarter of 2005. The increase reflects the continued investment in the people, systems and facilities which contribute to the momentum of the Company’s asset and revenue growth.

Total assets increased to $1.23 billion as of June 30, 2006, representing 22% growth from $1.01 billion a year ago and 14% asset growth since December 31, 2005. Total loans grew 30% to $1.00 billion as of June 30, 2006, versus $773.8 million a year ago. Total deposits increased 17% to $1.02 billion as of June 30, 2006, compared with $870.2 million a year ago. Additionally, total loans and deposits increased $120.3 million and $98.9 million, or 14% and 11%, respectively from December 31, 2005.

Credit quality remained solid during the second quarter of 2006 which ended with non-performing loans representing only 0.09% of gross loans. As of June 30, 2006, the allowance for loan losses totaled $8.4 million, or 0.84% of total loans and 884% of non-performing loans. These figures compare with 0.91% and 1,455% as of June 30, 2005 and 0.86% and 789% as of December 31, 2005, respectively.

Three Months Ended June 30, 2006 and 2005:

Results of Operations

For the second quarter of 2006, net income was $2.50 million and diluted earnings per share were $0.42 compared to $2.18 million and $0.37 in the prior year reflecting increases of 14%. Our net income from continuing operations of $2.33 million for the second quarter of 2006 increased 17%, compared to $2.00 million for the same period last year. Basic and diluted earnings per share from continuing operations for the second quarter of 2006 were $0.40 and $0.39, respectively, as compared to $0.35 and $0.34 per share in the previous year’s quarter.

Annualized return on average assets from continuing operations was 0.78% and 0.83% for the second quarter of 2006 and 2005, respectively, while the annualized return on average shareholders’ equity was 11.69% and 11.54% for the same periods.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, federal funds sold, interest-bearing deposits in other banks and investment securities. Our interest-bearing liabilities include deposits, federal funds purchased, notes payable related to Company shares repurchased, subordinated debentures, advances from the Federal Home Loan Bank and other short term borrowings.

Net interest income increased 24%, to $11.9 million in the three months ended June 30, 2006 compared to $9.64 million in the same period last year primarily due to an increase in average loans, investments and deposits. During a period of continuously increasing short-term interest rates, the federal funds interest rate increased from 2.75% at the beginning of the second quarter of 2005 to 5.25% by the end of the second quarter of 2006, we are able to maintain a relatively stable net interest margin. Our net interest margin contracted to 4.30% for the second quarter of this year in comparison to 4.40% in the second quarter of 2005. It is one of the objectives of our asset-liability management to minimize the impact on net interest margin of a changing interest rate environment.

Changes in monetary policy by the Federal Reserve also affect the prime rate. The prime rate as published in the Wall Street Journal was 5.75% at the beginning of the second quarter of 2005 and increased twice to reach 6.25% by the end of the second quarter of 2005 and increased two times by 0.25% to 8.25% during the second quarter of 2006. Many of the Bank’s loans are indexed to this floating rate, although they may also include floors. The higher level of the prime rate in the second quarter of 2006 compared to the comparative period in 2005 is reflected in the higher average yield of the loan portfolio due to higher rates earned on variable rate loans and new loan production.

The average yield on interest-earning assets for the second quarter of 2006 was 7.48% which was an increase of 100 basis points compared to the 6.48% yield earned during the second quarter of 2005. The average cost of interest-bearing deposits increased 127 basis points from 2.44% during the second quarter of 2005 to 3.71% for the comparable period in 2006, and the rate of all interest-bearing liabilities increased 124 basis points, from 2.63% in 2005 to 3.87% in 2006. In the next three months, we anticipate that short-term interest rates may stabilize and we expect that our net interest margin may decline further due to the effects of the interest rate environment, competitive pressure on new loan production and a change in our deposit mix reflecting increased depositor rate sensitivity driven largely by the higher interest rate environment.

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased 35%, to $982,000 in the second quarter of 2006 compared to $730,000 in the comparable prior year quarter. The higher provision for loan losses in 2006 was attributable to three major factors. First and most significantly, a higher level of net charge offs, arising almost exclusively from the indirect loan portfolio, occurred during the current period, approximately $399,000, compared to $258,000 during the comparable 2005 period. Losses from the indirect loan portfolio remain within our expected range of losses. Secondarily, total loans outstanding grew $67.3 million during the second quarter of 2006, as compared to $56.6 million, during the second quarter of 2005. Finally, increases to quantitative economic risk factors employed in estimating the allowance along with changes in the composition of the loan portfolio comprised the remainder of the increase in the required provision for loan losses during the current period.

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level.

Non-interest Income

Non-interest income for the second quarter of 2006 was $1.54 million. This represents a 15% decrease over the prior year quarter which totaled $1.82 million. The decrease is partially attributable to a lower volume of residential real estate closings in the Monroe and Collier counties markets resulting in lower residential mortgage originations and lower fees from the sale of mortgage loans. Other income declined due primarily to higher gains from the sale of real property and other assets in comparison to gains from the sale of assets recognized in the current period.

Non-interest Expense

Non-interest expense for the second quarter of 2006 was $8.75 million. This represents a 15% increase over the prior year quarter which totaled $7.61 million. The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $574,000. At June 30, 2006 the Bank had 326 full-time employees and 15 part-time employees, compared to 311 full-time employees and 14 part-time employees at June 30, 2005. The increased staffing reflects our investment in the people, systems and facilities enabling the continuing growth of our business. The higher personnel costs include approximately $128,000 of stock-based compensation expense. The Company began recording compensation expense related to stock options on January 1, 2006 pursuant to the adoption of SFAS 123R. In addition, other expense includes higher costs in collection and recovery efforts associated with maintaining the low loss ratios we have experienced in our indirect loan portfolio. There is no assurance that this low loss ratio can be maintained in the future.

Provision for Income Taxes

The provision for income taxes includes federal and state income taxes. The effective income tax rate for the three months ended June 30, 2006 was 38% as compared to 36% for the same period in 2005. The primary factor is the higher overall level of pre-tax income from continuing operations resulting in a higher statutory tax rate. In addition, the lower proportion of tax free interest income to pre-tax income results in the provision for income taxes approaching statutory rates.

Six Months Ended June 30, 2006 and 2005:

Results of Operations

For the first six months of 2006, net income increased more than 30% to $4.86 million and more than 28% to $0.82 per diluted share from the $3.73 million and $0.64 reported for the first half of 2005. Our net income from continuing operations of $4.69 million for the first six months of 2006 increased 40%, compared to $3.35 million for the same period last year. Basic and diluted earnings per share from continuing operations for the first six months of 2006 were $0.81 and $0.79, respectively, as compared to $0.59 and $0.57 per share in the previous year’s comparable period.

Annualized return on average assets from continuing operations increased to 0.81% from 0.73% for the first six months of 2006 and 2005, respectively, while the annualized return on average shareholders’ equity increased to 11.93% and 9.80% for the same periods. The increases in our return ratios are primarily due to the full utilization through asset generation and re-investment of funding generated by the growth of our deposits. This combined with improved efficiency of operations as indicated by the ratio of non-interest expense to tax equivalent net interest income and non-interest income which decreased to 65.14% for the first six months of 2006 compared to 69.43% for the comparable prior year period.

Net Interest Income

Net interest income increased 28%, to $23.4 million in the six months ended June 30, 2006 compared to $18.3 million in the same period last year primarily due to increases in average loans, investments and deposits. During a period of continuously increasing short-term interest rates, the federal funds interest rate increased from 2.25% at the beginning of 2005 to 5.25% by June 30, 2006, we were able to maintain a relatively stable net interest margin. Our net interest margin contracted slightly to 4.38% for the first six months of this year in comparison to 4.40% in the first six months of 2005. It is one of the objectives of our asset-liability management to minimize the impact on net interest margin of a changing interest rate environment.

Changes in monetary policy by the Federal Reserve also affect the prime rate. The prime rate as published in the Wall Street Journal was 5.25% at the beginning of 2005 and increased four times to reach 6.25% at June 30, 2005 and increased to 8.25% at June 30, 2006. Many of the Bank’s loans are indexed to this floating rate, although they may also include floors. The higher level of the prime rate in the first six months of 2006 compared to the comparative period in 2005 is reflected in the higher average yield of the loan portfolio due to higher rates earned on variable rate loans and new loan production.

The average yield on interest-earning assets for the first six months of 2006 was 7.39% which was an increase of 100 basis points compared to the 6.39% yield earned during the corresponding period of 2005. The average cost of interest-bearing deposits increased 124 basis points from 2.31% during the first six months of 2005 to 3.55% for the comparable period in 2006, and the rate of all interest-bearing liabilities increased 120 basis points, from 2.51% in 2005 to 3.71% in 2006. In the next three months, we anticipate interest rates stabilizing and we expect that our net interest margin should decline slightly due to the effects of competitive pressure on loan production at higher interest rates combined with a change in deposit mix reflecting increased depositor rate sensitivity driven largely by the higher interest rate environment.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the six months ended June 30, 2006 and June 30, 2005.

	2006			2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$942,339	$36,342	7.78%	$716,103	$24,246	6.83%
Investment securities (2)	119,540	2,928	4.94%	80,943	1,823	4.54%
Interest-bearing deposits in other banks	470	11	4.72%	463	6	2.53%
Federal Home Loan Bank stock	3,277	90	5.54%	2,669	58	4.38%
Federal funds sold	22,204	506	4.60%	43,732	598	2.76%
Total interest-earning assets	1,087,830	39,877	7.39%	843,910	26,731	6.39%

Non-interest-earning assets:
Cash and due from banks	24,416			22,263
Premises and equipment, net	30,841			27,272
Allowance for loan losses	(7,936)			(6,531)
Other assets	30,833			30,879
Total non-interest-earning assets	78,154			73,883
Total assets	$1,165,984			$917,793

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$139,833	$1,687	2.43%	$92,846	$385	0.84%
Money market	170,410	2,760	3.27%	167,087	1,560	1.88%
Savings deposits	50,270	166	0.67%	48,079	115	0.48%
Time deposits	456,887	9,775	4.31%	303,483	4,937	3.28%
Total interest-bearing deposits	817,400	14,388	3.55%	611,495	6,997	2.31%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	49,195	1,028	4.21%	40,431	551	2.75%
Long-term borrowings	17,883	854	9.63%	17,104	774	9.13%
Total interest-bearing liabilities	884,478	16,270	3.71%	669,030	8,322	2.51%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	185,213			168,787
Other liabilities	16,965			11,166
Shareholders’ equity	79,328			68,810
Total non-interest-bearing liabilities and shareholders’ equity	281,506			248,763
Total liabilities and shareholders’ equity	$1,165,984			$917,793

Interest rate spread (tax equivalent basis)			3.68%			3.88%
Net interest income (tax equivalent basis)		$23,607			$18,409
Net interest margin (3) (tax equivalent basis)			4.38%			4.40%

_______
(1)	Average loans include non-performing loans.
(2)
Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the six months ended June 30, 2006 and June 30, 2005. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2006 Compared to 2005 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase
Interest income
Loans (2)	$8,399	$3,697	$12,096
Investment securities (2)	934	171	1,105
Interest-bearing deposits in other banks	-	5	5
Federal Home Loan Bank stock	15	17	32
Federal funds sold	(378)	286	(92)
Total interest income	8,970	4,176	13,146

Interest expense
NOW accounts	273	1,029	1,302
Money market	32	1,168	1,200
Savings deposits	5	46	51
Time deposits	2,980	1,858	4,838
Short-term borrowings and FHLB advances	138	339	477
Long-term borrowings	36	44	80
Total interest expense	3,464	4,484	7,948

Change in net interest income	$5,506	$(308)	$5,198

_________
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

Provision for Loan Losses

The provision for loan losses increased 17% to $1.5 million in the first six months of 2006 compared to $1.3 million in the comparable prior year period. The higher provision for loan losses in 2006 was primarily attributable to the increase of quantitative economic factors employed in estimating the allowance and changes in the overall composition of the loan portfolio combined with an increase in indirect loan charge-offs. Total loans outstanding grew $120.4 million, or 14%, during the first six months of 2006, as compared to $120.3 million, or 18%, during the first six months of 2005. The largest dollar increase during the first six months of 2006 occurred in loans secured by commercial real estate which increased $56.4 million, or 12% compared to an increase of $60.2 million, or 17% during the first six months of the prior year. As of June 30, 2006, construction and vacant land loans increased 77% to $150.6 million, comprising 15% of the loan portfolio, compared to $85.1 million, or 11% of the loan portfolio at June 30, 2005. These loans increased 20% during first six months of 2006 from $125.2 million, or 14% of the loan portfolio, at December 31, 2005. Net charge-offs, which are almost exclusively related to indirect loans, were $656,000, or 0.14% annualized net charge-offs to average loans, during the six months ended June 30, 2006 compared to $546,000, or 0.15% annualized net charge-offs to average loans, for the same period in 2005.

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level.

Non-interest Income

Non-interest income for the first six months of 2006 was $2.99 million. This represents a 10% decrease over the comparable prior year period which totaled $3.32 million. The decrease is primarily attributable to a lower volume of residential real estate closings in the Monroe and Collier counties markets resulting in lower residential mortgage originations and lower fees from the sale of mortgage loans.

Non-interest Expense

Non-interest expense for the first six months of 2006 was $17.3 million. This represents a 15%, increase over the prior year period which totaled $15.1 million. The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $1.39 million. At June 30, 2006 the Bank had 326 full-time employees and 15 part-time employees, compared to 311 full-time employees and 14 part-time employees at June 30, 2005. The increased staffing supports our investment in the people, systems and facilities enabling the continuing growth of our business. The higher personnel costs include approximately $190,000 of stock-based compensation expense. In addition other expense includes costs in collection and recovery efforts associated with maintaining the low loss ratios we have experienced in our indirect loan portfolio. There is no assurance that this low loss ratio can be maintained in the future.

Stock-Based Compensation Expense

SFAS 123R was adopted on January 1, 2006, which now requires among other items, the recognition of stock option expense in the results of operations. The modified prospective transition method was elected; therefore, prior period results were not restated. Stock-based compensation expense was $270,000 during the six months ended June 30, 2006. No stock-based compensation was recorded during the six months ended June 30, 2005.

Stock-based compensation expense recognized in the results of operations during the first six months of 2006 was $144,000 higher than the proforma amount determined under the fair value-based method and disclosed in accordance with SFAS 123 for the comparable prior year period. This increase was primarily due to compensation expense related to restricted stock grants occurring subsequent to the first six months of 2005. Additionally, stock option grants made subsequent to the first half of 2005 have higher fair values due to higher volatility assumptions driven by and coupled with the increasing market value of the Company’s common stock and the related option exercise prices. The effect on stock-based compensation expense of these higher fair values was further magnified by shorter expected lives associated with the shorter vesting periods of such awards. No modifications were made to existing awards prior to, upon, or subsequent to adoption of SFAS 123R.

Refer to Note 7 to our unaudited consolidated financial statements for more information on stock-based compensation.

Provision for Income Taxes

The provision for income taxes includes federal and state income taxes. The effective income tax rate for the six months ended June 30, 2006 was 38% as compared to 35% for the same period in 2005. The increased effective income tax rate is due to several significant factors including but not limited to the following:
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

Balance Sheet

Total assets at June 30, 2006 were $1.23 billion, up 14% from total assets of $1.08 billion at December 31, 2005. Asset growth was primarily funded by an increase in deposits of $98.9 million, or 11%. Loans net of deferred loan costs and fees increased $120.3 million, or 14%, to $1.00 billion for the first six months of 2006 from year end 2005. The largest dollar increase came in the commercial real estate loan category which increased $56.4 million, or 12%. Also, in the same period, investment securities increased $28.2 million. As the overall company continues to experience significant growth, securities need to be purchased to maintain appropriate levels of liquid assets on the balance sheet. Specifically this year, securities were purchased; to cover pledging requirements related to the growth in cash management products, to slightly extend asset duration, and to provide increased liquidity.

At June 30, 2006, advances from the Federal Home Loan Bank were $60.0 million an increase of $35.0 million from the prior year end. The increase in advances were used to fund growth in loans and investment securities in excess of the growth in deposits during the period.

Shareholders’ equity totaled $80.5 million at June 30, 2006, increasing $3.00 million from December 31, 2005. Book value per share increased to $13.79 at June 30, 2006 from $13.38 at December 31, 2005. The Company declared a quarterly dividend of $0.1175 per share in the first and second quarters of 2006 and $0.115 per share in the first and second quarters of 2005.

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

Non-performing assets were as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Total nonaccrual loans	$953	$956
Accruing loans delinquent 90 days or more (a)	-	-
Total non-performing loans	953	956

Repossessed personal property (indirect auto dealer loans)	1,222	962
Other real estate owned (b)	-	190
Other assets (b)	2,800	2,815
Total non-performing assets	$4,975	$4,923

Allowance for loan losses	$8,426	$7,546

Non-performing assets as a percent of total assets	0.40%	0.46%
Non-performing loans as a percent of gross loans	0.09%	0.11%
Allowance for loan losses as a percent of non-performing loans	884.16%	789.33%
Net charge-offs as a percent of average loans (c)	0.14%	0.14%

    ________
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

During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1.9 million) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at June 30, 2006 and December 31, 2005, and is accruing interest. Accrued interest on this loan totals approximately $864,000 and $794,000 at June 30, 2006 and December 31, 2005, respectively.

In pursuing a sale of the property and equipment, the Bank has incurred various expenditures. The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled approximately $190,000 at December 31, 2005. The non-guaranteed principal and interest ($2.0 million at June 30, 2006 and December 31, 2005) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $839,000 and $854,000 at June 30, 2006 and December 31, 2005, respectively, are included as “other assets” in the financial statements.

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

 (c)   This ratio is computed by dividing annualized net charge offs for the six months ended June 30, 2006 and net charge offs for the twelve months ended December 31, 2005, by the average balance of loans outstanding for the six months ended June 30, 2006 and by the average balance of loans outstanding for the year ended December 31, 2005, respectively.

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to $8.4 million and $7.5 million at June 30, 2006 and December 31, 2005, respectively. Our process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, and Substandard or worse. When appropriate, a specific reserve will be established for individual loans. Otherwise, we estimate an allowance for each risk category. The estimates are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

Home equity loans, indirect auto dealer loans, residential loans and consumer loans generally are not analyzed individually. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. As above, when appropriate, a specific reserve will be established for individual loans. Otherwise, we estimate an allowance for each loan classification. The allocations are based on the same factors mentioned above.

Based on an analysis performed by management at June 30, 2006, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Capital and Liquidity

The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes. Due to the Company's continued growth, Total Capital to Risk Weighted Assets had declined to 10.3% at March 31, 2006. On June 23, 2006, the Company formed TIBFL Statutory Trust III (the “Trust III”) for the purpose of issuing trust preferred securities. The Trust III used the proceeds from the issuance of $20 million in trust preferred securities to acquire junior subordinated debentures of the Company. The Company has treated trust preferred securities as Tier 1 capital up to the maximum amount allowable and the remainder as Tier 2 capital for federal regulatory purposes. As a result, the ratio of Total Capital to Risk Weighted Assets increased to 12.0% at June 30, 2006.

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At June 30, 2006, there were $60.0 million in advances outstanding in addition to $25.0 million in letters of credit used in lieu of pledging securities to the State of Florida to collateralize deposits. In July 2004, new agreements were executed with the FHLB and a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans was completed to raise the collateral availability up to approximately $184.2 million.

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

Our interest rate sensitivity position at June 30, 2006 is presented in the table below:

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$404,835	$23,189	$68,516	$395,835	$110,406	$1,002,781
Investment securities-taxable	10,509	817	11,537	46,014	42,916	111,793
Investment securities-tax exempt	307	-	978	2,423	7,208	10,916
Marketable equity securities	2,918	-	-	-	-	2,918
FHLB stock	4,848	-	-	-	-	4,848
Federal funds sold	17,669	-	-	-	-	17,669
Interest-bearing deposit in other banks	638	-	-	-	-	638
Total interest-earning assets	441,724	24,006	81,031	444,272	160,530	1,151,563

Interest-bearing liabilities:
NOW accounts	140,131	-	-	-	-	140,131
Money market	172,328	-	-	-	-	172,328
Savings deposits	52,637	-	-	-	-	52,637
Time deposits	98,348	61,722	226,341	91,276	234	477,921
Notes payable	-	-	-	-	4,000	4,000
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	80,179	-	-	-	-	80,179
Total interest-bearing liabilities	568,623	61,722	226,341	91,276	12,234	960,196

Interest sensitivity gap	$(126,899)	$(37,716)	$(145,310)	$352,996	$148,296	$191,367

Cumulative interest sensitivity gap	$(126,899)	$(164,615)	$(309,925)	$43,071	$191,367	$191,367

Cumulative sensitivity ratio	(11.0%)	(14.3%)	(26.9%)	3.7%	16.6%	16.6%

We are cumulatively liability sensitive through the one-year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as non-indexed NOW and passbook savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts. Because of this, if market interest rates should decrease, it is anticipated that our net interest margin would decrease. Also, as approximately 17% of our deposit funding is comprised of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. In the next three months, we anticipate short-term interest rates will stabilize and we expect that our net interest margin should decline slightly. This expectation is due to the effects of competitive pressure on loan production at higher interest rates combined with increased depositor rate sensitivity driven largely by the higher interest rate environment. Thereafter, if federal monetary policy should result in a reversal of course, where short-term interest rates begin to decrease as has historically occurred in the six to twelve months following a pause in increases, we anticipate that our net interest margin contraction would be slower because we have positioned the Company by increasing our liability sensitivity through variable borrowings which we expect will be largely offset by the affect of having more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, we believe the $309.9 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two primary reasons. First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore offer us the opportunity to delay or diminish any rate re-pricings. Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate.

Interest-earning assets and time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced steady growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the -20% to +10% range. At June 30, 2006, the Company is outside this range with a one year cumulative sensitivity ratio of -26.9%. As we anticipate nearing of the end of the cycle of Federal Reserve interest rate hikes, we have intentionally increased the liability sensitivity of the balance sheet through variable rate funding decisions when possible. The effectiveness of this tactic will depend on the timing and extent of any future interest rate increases and the timing and extent of the interest rate decreases we believe are likely to occur in the more distant future.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2006, total unfunded loan commitments were approximately $195.5 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At June 30, 2006, commitments under standby letters of credit aggregated approximately $2.8 million.

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

The interest rate sensitivity as of June 30, 2006 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from a gradual and parallel shift in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset Liability reporting. As of June 30, 2006, this analysis indicates that the Bank would be expected to benefit in an increasing rate environment slightly more than it would be expected to be harmed by a decreasing rate environment. The results of the analysis indicate that projected annualized net interest income could be expected to increase by approximately $2.1 million in a gradual 12-month, 200 basis point interest rate increase. The analysis also indicates that a projected annualized decrease in net interest income of approximately $1.6 million could be expected from a gradual 12-month, 200 basis point interest rate decrease.

We attempt to retain interest rate neutrality by generating mostly adjustable rate loans and managing the securities, wholesale funding, and Fed Funds positions to offset the re-pricing characteristics of the deposit liabilities.

The estimates above indicate a moderate degree of long-term asset sensitivity and does not necessarily correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current fiscal year). Further, these estimates do not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate any adverse impact of changes in interest rates. Additionally, the net interest income simulation does not necessarily include certain actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the three or six month periods ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1a. Risk Factors

    There has not been any material change in the risk factor disclosure from that contained in the Company's 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of TIB Financial Corp. held April 25, 2006, ballot totals for the reelection of Directors standing for reelection were as follows:

Directors	For	Against	Abstain
John G. Parks	4,044,379	9,619	-
Marvin F. Schindler	4,030,965	23,033	-
Otis T. Wallace	4,026,565	27,433	-

Total shares voted were 4,053,998 which represented 69.6% of the outstanding shares.

The directors continuing in office following the meeting were: Richard C. Bricker, Jr., Paul O. Jones, Jr. M.D., Edward V. Lett, Thomas J. Longe, John G. Parks, Jr., Marvin F. Schindler, and Otis T. Wallace.

Item 5. Other Information

    Not applicable.

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

TIB FINANCIAL CORP.
Date: August 8, 2006	/s/ Edward V. Lett
Edward V. Lett President and Chief Executive Officer

Date: August 8, 2006	/s/ David P. Johnson
David P. Johnson Executive Vice President and Chief Financial Officer