Form 10-Q
period 2006-09-30
TIB FINANCIAL CORP.
filed 2006-11-08
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
SEPTEMBER 30, 2006	000-21329

TIB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

FLORIDA		65-0655973
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		11,715,744
Class		Outstanding as of October 31, 2006

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$21,493	$24,347
Federal funds sold	-	17,163
Cash and cash equivalents	21,493	41,510

Investment securities available for sale	126,577	97,464

Loans, net of deferred loan costs and fees	1,039,390	884,024
Less: Allowance for loan losses	8,790	7,546
Loans, net	1,030,600	876,478

Premises and equipment, net	33,065	27,800
Intangible assets, net	884	1,100
Accrued interest receivable and other assets	44,861	31,718
Total Assets	$1,257,480	$1,076,070

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$155,902	$169,816
Interest-bearing	816,164	750,608
Total deposits	972,066	920,424

Federal Home Loan Bank (FHLB) advances	120,000	25,000
Short-term borrowings	25,249	17,284
Long-term borrowings	37,000	17,000
Accrued interest payable and other liabilities	19,204	18,838
Total liabilities	1,173,519	998,546

Shareholders’ equity
Preferred stock - no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 40,000,000 shares authorized, 11,712,812 and 11,585,196 shares issued	1,171	1,158
Additional paid in capital	40,325	38,973
Retained earnings	43,386	38,136
Accumulated other comprehensive loss	(921)	(743)
Total shareholders’ equity	83,961	77,524

Total Liabilities and Shareholders’ Equity	$1,257,480	$1,076,070

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$20,612	$14,221	$56,953	$38,465
Investment securities:
Taxable	1,336	767	3,746	2,111
Tax-exempt	174	160	517	481
Interest-bearing deposits in other banks	6	2	17	8
Federal Home Loan Bank stock	87	23	177	81
Federal funds sold	78	330	584	928
Total interest and dividend income	22,293	15,503	61,994	42,074

Interest expense
Deposits	8,269	4,674	22,657	11,670
Federal Home Loan Bank advances	1,152	227	1,897	595
Short-term borrowings	232	109	515	292
Long-term borrowings	780	399	1,634	1,173
Total interest expense	10,433	5,409	26,703	13,730

Net interest income	11,860	10,094	35,291	28,344

Provision for loan losses	670	448	2,206	1,764
Net interest income after provision for loan losses	11,190	9,646	33,085	26,580

Non-interest income
Service charges on deposit accounts	650	601	1,782	1,776
Investment securities gains, net	-	1	-	1
Fees on mortgage loans sold	499	461	1,281	1,535
Other income	479	491	1,559	1,557
Total non-interest income	1,628	1,554	4,622	4,869

Non-interest expense
Salaries and employee benefits	4,982	4,529	14,839	12,999
Net occupancy and equipment expense	1,545	1,380	4,530	3,995
Other expense	2,471	2,282	6,956	6,281
Total non-interest expense	8,998	8,191	26,325	23,275

Income before income tax expense	3,820	3,009	11,382	8,174

Income tax expense	1,383	1,060	4,253	2,880

Income from continuing operations	2,437	1,949	7,129	5,294

Discontinued operations
Income from merchant bankcard operations	25	169	297	788
Income tax expense	10	64	115	297
Income from discontinued operations	15	105	182	491

Net income	$2,452	$2,054	$7,311	$5,785

Basic earnings per common share
Continuing operations	$0. 21	$0. 17	$0. 61	$0. 47
Discontinued operations	0. 00	0. 01	0. 02	0. 04
Basic earnings per share	$0. 21	$0. 18	$0. 63	$0. 51

Diluted earnings per common share
Continuing operations	$0. 21	$0. 16	$0. 60	$0. 45
Discontinued operations	0. 00	0. 01	0. 02	0. 04
Diluted earnings per share	$0. 21	$0. 17	$0. 62	$0. 49

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2006	11,682,840	$1,168	$39,873	$41,623	$	(2,138)	$80,526
Comprehensive income:
Net income				2,452			2,452
Other comprehensive income, net of tax expense of $766:
Net market valuation adjustment on securities available for sale						1,217
Other comprehensive income, net of tax							1,217
Comprehensive income							$3,669
Stock-based compensation			151				151
Exercise of stock options	29,972	3	205				208
Income tax benefit related to stock based compensation			96				96
Cash dividends declared, $.05875 per share				(689)			(689)
Balance, September 30, 2006	11,712,812	$1,171	$40,325	$43,386	$	(921)	$83,961

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2005	11,424,528	$1,142	$38,144	$31,386	$68	$70,740
Comprehensive income:
Net income				2,054		2,054
Other comprehensive income, net of tax benefit of $273:
Net market valuation adjustment on securities available for sale					(456)
Other comprehensive income, net of tax						(456)
Comprehensive income						$1,598
Restricted stock grants	70,000	7	(7)			-
Stock-based compensation			39			39
Exercise of stock options	28,964	3	196			199
Income tax benefit from stock options exercised			97			97
Cash dividends declared, $.0575 per share				(662)		(662)
Balance, September 30, 2005	11,523,492	$1,152	$38,469	$32,778	$(388)	$72,011

continued

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2006	11,585,196	$1,158	$38,973	$38,136	$(743)	$77,524
Comprehensive income:
Net income				7,311		7,311
Other comprehensive income, net of tax benefit of $130:
Net market valuation adjustment on securities available for sale					(178)
Other comprehensive income, net of tax						(178)
Comprehensive income						$7,133
Restricted stock cancellations, net of 8,680 restricted stock issuances	(1,320)	-	-			-
Stock-based compensation			421			421
Exercise of stock options	128,936	13	799			812
Income tax benefit related to stock based compensation			132			132
Cash dividends declared, $.17625 per share				(2,061)		(2,061)
Balance, September 30, 2006	11,712,812	$1,171	$40,325	$43,386	$(921)	$83,961

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2005	11,358,478	$1,136	$37,716	$28,968	$294	$68,114
Comprehensive income:
Net income				5,785		5,785
Other comprehensive income, net of tax benefit of $409:
Net market valuation adjustment on securities available for sale					(682)
Other comprehensive income, net of tax						(682)
Comprehensive income						$5,103
Restricted stock grants	70,000	7	(7)			-
Stock-based compensation			39			39
Exercise of stock options	95,014	9	531			540
Income tax benefit from stock options exercised			190			190
Cash dividends declared, $.1725 per share				(1,975)		(1,975)
Balance, September 30, 2005	11,523,492	$1,152	$38,469	$32,778	$(388)	$72,011

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,311	$5,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,897	1,864
Provision for loan losses	2,206	1,764
Deferred income tax benefit	(718)	(561)
Gain on sale of merchant bankcard processing segment	(297)	-
Investment securities net gains	-	(1)
Other	288	84
Mortgage loans originated for sale	(83,781)	(93,875)
Proceeds from sales of mortgage loans	78,794	96,495
Fees on mortgage loans sold	(1,281)	(1,535)
Increase in accrued interest receivable and other assets	(1,149)	(1,442)
Increase in accrued interest payable and other liabilities	493	4,757
Net cash provided by operating activities	3,763	13,335

Cash flows from investing activities:
Purchases of investment securities available for sale	(37,459)	(10,000)
Repayments of principal and maturities of investment securities available for sale	8,056	614
Net (purchase) sale of FHLB stock	(4,768)	129
Proceeds from sales of loans	7,439	60
Loans originated or acquired, net of principal repayments	(161,623)	(181,024)
Purchases of premises and equipment	(9,136)	(2,208)
Proceeds from sale of premises, equipment and intangible assets	218	630
Net cash used by investing activities	(197,273)	(191,799)

Cash flows from financing activities:
Net increase in federal funds purchased and securities sold under agreements to repurchase	7,965	1,670
Net increase (decrease) in FHLB advances	95,000	(10,000)
Net proceeds from issuance of trust preferred securities	19,995	-
Repayment of notes payable	-	(1,250)
Net increase (decrease) in demand, money market and savings accounts	(2,797)	30,359
Net increase in time deposits	54,439	195,127
Proceeds from exercise of stock options	812	540
Income tax benefit related to stock-based compensation	132	190
Cash dividends paid	(2,053)	(1,965)
Net cash provided by financing activities	173,493	214,671

Net increase (decrease) in cash and cash equivalents	(20,017)	36,207
Cash and cash equivalents at beginning of period	41,510	42,938
Cash and cash equivalents at end of period	$21,493	$79,145

Supplemental disclosures of cash paid:
Interest	$24,282	$12,466
Income taxes	8,980	3,530

Supplemental disclosures of non-cash transactions:
Financing of sale of premises and equipment to third parties	$2,136	$1,100
Mortgage backed securities issued and retained subsequent to securitization of residential mortgages	-	8,509

See accompanying notes to consolidated financial statements

TIB FINANCIALCORP.
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2006
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

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiary, TIB Bank, and the Bank’s subsidiary, TIB Investment Center Inc. (this corporation was dissolved in January 2005), collectively known as the Company. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported on have been reclassified to conform to the current period presentation. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of the two-for-one stock split distributed October 23, 2006 to shareholders of record on October 9, 2006.

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

TIB FINANCIALCORP.
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2006
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

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. FAS 157 provides guidance about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair value measurements have on earnings. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not completed its evaluation of the impact of FAS 157 but management does not expect the adoption of FAS 157 to have a material impact on the financial position or results of operations of the Company.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. This SAB is required to be applied to financial statements issued after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The Company has not completed its evaluation of the impact of SAB 108 but does not expect the adoption of FAS 158 to have a material impact on the financial position or results of operations of the Company.

TIB FINANCIALCORP.
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2006
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

During the nine months ended September 30, 2006, the Company recorded additional gains totaling $297 relating primarily to the settlement of certain contractual early termination provisions on a basis that was more favorable than originally estimated.

The operating results of the merchant bankcard processing segment, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

	Nine Months Ended September 30,
	2006	2005
Other income	$297	$4,919
Depreciation and amortization	-	6
Other expense	-	4,125
Pretax income from discontinued operations	$297	$788

Note 3 - Investment Securities

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2006 and December 31, 2005 are presented below:

	September 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,086	$-	$147	$4,939
U.S. Government agencies and corporations	78,930	141	1,674	77,397
States and political subdivisions—tax exempt	10,818	28	152	10,694
States and political subdivisions—taxable	2,578	9	-	2,587
Mortgage-backed securities	17,668	11	89	17,590
Marketable equity securities	3,000	371	-	3,371
Collateralized mortgage obligations	9,996	13	10	9,999
	$128,076	$573	$2,072	$126,577

TIB FINANCIALCORP.
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except for share and per share amounts)

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,182	$1	$145	$5,038
U.S. Government agencies and corporations	64,145	5	1,738	62,412
States and political subdivisions—tax exempt	9,594	91	101	9,584
States and political subdivisions—taxable	2,655	8	-	2,663
Mortgage-backed securities	10,083	193	24	10,252
Marketable equity securities	3,000	439	-	3,439
Collateralized mortgage obligations	3,996	80	-	4,076
	$98,655	$817	$2,008	$97,464

Note 4 - Loans

Major classifications of loans are as follows:

	September 30, 2006	December 31, 2005
Real estate mortgage loans:
Commercial	$535,077	$451,969
Residential	81,262	76,003
Farmland	24,201	4,660
Construction and vacant land	148,115	125,207
Commercial and agricultural loans	85,666	80,055
Indirect auto dealer loans	136,409	118,018
Home equity loans	17,264	17,232
Other consumer loans	9,738	9,228
Total loans	1,037,732	882,372

Net deferred loan costs	1,658	1,652
Loans, net of deferred loan costs	$1,039,390	$884,024

Note 5 - Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2006 and 2005 follows:

	Nine Months Ended September 30,
	2006	2005
Balance, January 1	$7,546	$6,243
Provision for loan losses charged to expense	2,206	1,764
Loans charged off	(1,072)	(923)
Recoveries of loans previously charged off	110	69
Balance, September 30	$8,790	$7,153

TIB FINANCIALCORP.
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except for share and per share amounts)

Note 6 - Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005
Basic	11,618,362	11,429,434
Dilutive effect of options outstanding	256,292	399,646
Dilutive effect of restricted stock awards	14,858	-
Diluted	11,889,512	11,829,080

	Nine Months Ended September 30,
	2006	2005
Basic	11,590,149	11,407,814
Dilutive effect of options outstanding	262,162	373,430
Dilutive effect of restricted stock awards	11,818	-
Diluted	11,864,129	11,781,244

Stock options for 100,928 and 91,348 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2006 because they were anti-dilutive. There were no anti-dilutive stock options outstanding for the three and nine months ended September 30, 2005. There were no anti-dilutive unvested restricted shares of common stock for the three and nine month periods ended September 30, 2006. For the three and nine months ended September 30, 2005, 70,000 unvested restricted shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive. The dilutive effect of stock options and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

TIB FINANCIALCORP.
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2006
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

As of September 30, 2006, the Company has one compensation plan under which shares of its common stock are issuable in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units. This is its 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders at the May 25, 2004 annual meeting. Previously, the Company had granted stock options under the 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (the “1994 Plan”) as amended and restated as of August 31, 1996. Under the 2004 Plan, the Board of Directors of the Company may grant nonqualified stock-based awards to any director, and incentive or nonqualified stock-based compensation to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the 2004 Plan, the maximum number of shares of common stock of the Company that may be optioned or awarded through the 2014 expiration of the plan is 800,000 shares, no more than 266,000 of which may be issued pursuant to awards granted in the form of restricted shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company. If options or awards granted under the Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan.

No stock-based compensation expense was recorded for stock options for the three and nine months ended September 30, 2005. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value method of accounting for stock option compensation.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$2,054	$5,785
Stock-based compensation expense determined under fair value based method, net of tax	57	184
Pro forma net income	$1,997	$5,601

Basic earnings per share as reported	$0.18	$0.51
Pro forma basic earnings per share	0.17	0.49
Diluted earnings per share as reported	0.17	0.49
Pro forma diluted earnings per share	0.17	0.48

TIB FINANCIALCORP.
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except for share and per share amounts)

The following table summarizes the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock Options	$82	$-	$233	$-
Restricted Stock	69	39	188	39
Total stock-based compensation expense	$151	$39	$421	$39

Salaries and employee benefits	$104	$-	$294	$-
Other expense	47	39	127	39
Total stock-based compensation expense	$151	$39	$421	$39

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $27 and $74 for the three and nine months ended September 30, 2006, respectively, and $15 for the three and nine months ended September 30, 2005.

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

	Nine Months Ended September 30,
	2006	2005
Dividend yield	1.55%	1.95%
Risk-free interest rate	4.89%	4.11%
Expected option life	6.5 years	9 years
Volatility	31%	23%
Weighted average grant-date fair value of options granted	$5.23	$3.72

•	The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock. An increase in dividend yield will decrease stock compensation expense.

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

TIB FINANCIALCORP.
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2006
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

As of September 30, 2006, unrecognized compensation expense associated with stock options and restricted stock was $1,277 and $975 which is expected to be recognized over weighted average periods of approximately 3 and 4 years, respectively.

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

A summary of the stock option activity in the plans is as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, January 1,	777,970	$8.06	818,388	$6.83
Granted	85,624	15.13	149,000	12.86
Exercised	(128,936)	6.29	(95,014)	5.68
Expired or forfeited	(8,600)	6.19	(52,000)	10.04
Balance, September 30,	726,058	$9.23	820,374	$7.85

Options exercisable at September 30,	263,534	$7.55	344,174	$6.64

    The weighted average remaining term for outstanding stock options was 5.8 years at September 30, 2006. The aggregate intrinsic value at September 30, 2006 was $4,888 for stock options outstanding and $2,218 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

TIB FINANCIALCORP.
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2006
(Dollars in thousands except for share and per share amounts)

Options outstanding at September 30, 2006 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$4.50 - $6.20	251,900	4.39	$5.94	87,100	$5.93
6.33 - 11.38	243,334	4.31	8.36	144,034	7.42
11.40 - 16.20	230,824	8.79	13.74	32,400	12.46
$4.50 - $16.20	726,058	5.76	$9.23	263,534	$7.55

Proceeds received from the exercise of stock options were $812 and $540 during the first nine months of 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was $1,228 and $814, during the first nine months of 2006 and 2005, respectively. The intrinsic value related to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in the realization of tax benefits of $132 and $190, during the first nine months of 2006 and 2005, respectively.

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

A summary of the restricted stock activity in the plan is as follows:

	2006		2005
	Shares	Weighted Average Grant-Date Market Value	Shares	Weighted Average Grant-Date Market Value
Balance, January 1,	82,000	$15.64	-	$-
Granted	8,680	15.50	70,000	15.58
Vested	(12,000)	15.58	-	-
Expired or forfeited	(10,000)	15.58	-	-
Balance, September 30,	68,680	$15.63	70,000	$15.58

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

TIB FINANCIALCORP.
Unaudited Condensed Notes to Consolidated Financial Statements
September 30, 2006
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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. These minimum ratios along with the actual ratios for the Company and the Bank as of September 30, 2006 and December 31, 2005, are presented in the following tables.

	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2006 Actual	December 31, 2005 Actual
Tier 1 Capital (to Average Assets)
Holding company	N/A	≥ 4.0%	9.0%	8.4%
Bank	≥ 5.0%	≥ 4.0%	9.7%	8.7%

Tier 1 Capital (to Risk Weighted Assets)
Holding company	N/A	≥ 4.0%	10.2%	9.6%
Bank	≥ 6.0%	≥ 4.0%	11.0%	9.9%

Total Capital (to Risk Weighted Assets)
Holding company	N/A	≥ 8.0%	11.9%	10.9%
Bank	≥ 10.0%	≥ 8.0%	11.9%	10.8%

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2006, and statement of income for the three months and nine months ended September 30, 2006. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2006. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of the two-for-one stock split distributed October 23, 2006 to shareholders of record on October 9, 2006.  As discussed further in Note 2, the operating results of the Company’s merchant bankcard processing segment have been reclassified and presented as discontinued operations in the accompanying unaudited consolidated financial statements.

Quarterly Summary

For the third quarter of 2006, net income was $2.45 million and diluted earnings per share were $0.21 compared to $2.05 million and $0.17 in the prior year reflecting increases of 19% and 24%, respectively. Our third quarter 2006 net income from continuing operations of $2.44 million represents an increase of 25% over $1.95 million reported for the quarter ended September 30, 2005. On a per diluted share basis, earnings from continuing operations were $0.21 for the third quarter of 2006 as compared to $0.16 for the third quarter of 2005.

We continue to see growth opportunities in our market areas arising out of our primary strategic focus as a middle-market commercial lender and our percentage growth rates will naturally moderate as our balance sheet continues to grow. Our principal focus continues to be the generation of quality assets, above-average profitability and sustainable growth, while at the same time investing to support future core market opportunities and improvements in service delivery and operating efficiency.

The increase in net income from continuing operations for the third quarter of 2006 over the respective prior-year period resulted primarily from a 17% increase in net interest income from $10.09 million a year ago to $11.86 million in the current quarter. The growth in net interest income was due to the growth of earning assets as our net interest margin on a tax equivalent basis for the three months ended September 30, 2006 contracted to 4.11%, compared with 4.37% for the three months ended September 30, 2005.

During the course of the third quarter of 2006, we experienced net outflows of approximately $20.37 million of non-interest-bearing demand deposits and $35.18 million of lower interest cost transaction accounts (savings, NOW and money market accounts). The magnitude of this net outflow was unanticipated and contrary to our past experience. We historically have experienced weaker deposit activity during the third quarter of the year due to the resort and tourism nature of some of our market areas. The outflow reflects the combination of the seasonal draw down of individual and other business account balances, the effects of the slowdown in residential real estate sales on the transaction and escrow accounts of our title company and closing attorney customers and the draw down of governmental deposits at the end of their fiscal year. The outflow of these deposits was funded through a $60.00 million increase in borrowings, from the Federal Home Loan Bank (FHLB). Due to the higher cost of these borrowings, our interest margin was reduced by approximately 14 basis points.

Non-interest expense for the third quarter of 2006 was $9.00 million, an increase of 10% compared to $8.19 million for the third quarter of 2005. The increase reflects the continued investment in the people, systems and facilities which contribute to the Company’s asset and revenue growth.

Total assets increased to $1.26 billion as of September 30, 2006, representing 19% growth from $1.05 billion a year ago and 17% asset growth since December 31, 2005. Total loans grew 26% to $1.04 billion as of September 30, 2006, versus $826.28 million a year ago. Total deposits increased 6% to $972.07 million as of September 30, 2006, compared with $913.35 million a year ago. Additionally, total loans and deposits increased $155.4 million and $51.6 million, or 18% and 6%, respectively from December 31, 2005.

Credit quality remained solid during the third quarter of 2006 which ended with non-performing loans representing 0.16% of gross loans. As of September 30, 2006, the allowance for loan losses totaled $8.8 million, or 0.85% of total loans and 517% of non-performing loans. These figures compare with 0.87% and 1,345% as of September 30, 2005 and 0.86% and 789% as of December 31, 2005, respectively.

Three Months Ended September 30, 2006 and 2005:

Results of Operations

For the third quarter of 2006, net income was $2.45 million and diluted earnings per share were $0.21 compared to $2.05 million and $0.17 in the prior year reflecting increases of 19% and 24%, respectively. Our net income from continuing operations of $2.44 million for the third quarter of 2006 increased 25%, compared to $1.95 million for the same period last year. Basic and diluted earnings per share from continuing operations for the third quarter of 2006 were $0.21 and $0.21 as compared to $0.17 and $0.16, respectively per share in the previous year’s quarter.

Annualized return on average assets from continuing operations was 0.79% and 0.78% for the third quarter of 2006 and 2005, respectively, while the annualized return on average shareholders’ equity was 11.77% and 10.87% for the same periods.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, federal funds sold, interest-bearing deposits in other banks and investment securities. Our interest-bearing liabilities include deposits, federal funds purchased, notes payable related to Company shares repurchased, subordinated debentures, advances from the FHLB and other short term borrowings.

Net interest income increased 17%, to $11.86 million in the three months ended September 30, 2006 compared to $10.09 million in the same period last year primarily due to an increase in average loans, investments and deposits. Our net interest margin contracted to 4.11% for the third quarter of this year in comparison to 4.37% in the third quarter of 2005.

Changes in monetary policy by the Federal Reserve affect the prime rate, our deposit and borrowing costs and our net interest margin. During a period of continuously increasing short-term interest rates, the federal funds interest rate increased from 3.25% at the beginning of the third quarter of 2005 to 5.25% by the beginning of the third quarter of 2006.The prime rate as published in the Wall Street Journal was 6.25% at the beginning of the third quarter of 2005 and increased twice to reach 6.75% by the end of the third quarter of 2005 and increased thereafter to 8.25% by the beginning of the third quarter of 2006.

Many of the Bank’s loans are indexed to the prime rate. The higher level of the prime rate in the third quarter of 2006 compared to the comparative period in 2005 is reflected in the higher average yield of the loan portfolio due to higher rates earned on variable rate loans and new loan production. As the prime rate remained at 8.25% throughout the third quarter due to the Federal Reserve’s stable monetary policy, the yields on these prime rate loans have also stabilized. The average yield on interest-earning assets for the third quarter of 2006 was 7.70% which was an increase of 101 basis points compared to the 6.69% yield earned during the third quarter of 2005.

The average cost of interest-bearing deposits increased 128 basis points from 2.73% during the third quarter of 2005 to 4.01% for the comparable period in 2006, and the rate of all interest-bearing liabilities increased 138 basis points, from 2.92% in 2005 to 4.30% in 2006. The average cost of interest bearing deposits and all interest bearing liabilities reflect in part the increase in short-term interest rates and the change in the funding mix for the third quarter of 2006 as compared to the third quarter of 2005. As previously discussed, the net outflow of non-interest-bearing and lower interest cost transaction account balances during the third quarter was funded by higher interest cost borrowings. Borrowed funds increased 262% to an average of $144.84 million during the third quarter of 2006 as compared to $55.23 million during the third quarter of 2005, representing 13% and 6%, respectively, of our funding mix. We chose to increase borrowings because the cost of borrowed funds was significantly lower than local competitive rates for time and other deposits. As a result, we incurred higher interest expense and our net interest margin declined by approximately 14 basis points. Additionally, at the end of the second quarter of 2006, we issued $20.00 million of trust preferred securities. These interest bearing securities were outstanding for all of the third quarter resulting in a further reduction of our net interest margin by approximately 3 basis points.

In the next three months, we anticipate that short-term interest rates will remain stable and we expect that our net interest margin may decline further due to the effects of the challenging competitive and interest rate environment.

Provision for Loan Losses

The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in our loan portfolio which have been incurred at each balance sheet date.

The provision for loan losses increased 50%, to $670,000 in the third quarter of 2006 compared to $448,000 in the comparable prior year quarter. The higher provision for loan losses in 2006 was primarily attributable to the growth and change in the composition of the loan portfolio coupled with increased quantitative economic risk factors employed in estimating the allowance beginning in the second quarter of this year.

Total loans outstanding were $1.04 billion as of September 30, 2006 compared to $826.3 million at September 30, 2005. Net charge-offs were approximately $306,000 during the three months ended September 30, 2006 compared to $308,000 for the same period in 2005.

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level.

Non-interest Income

Non-interest income for the third quarter of 2006 was $1.63 million. This represents a 5% increase over the prior year quarter which totaled $1.55 million. The increase is primarily attributable to an increase in service charges on deposit accounts and a higher volume of residential mortgage loans originated and sold.

Non-interest Expense

Non-interest expense for the third quarter of 2006 was $9.00 million. This represents a 10% increase over the prior year quarter which totaled $8.19 million. The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $453,000.  The increase in salaries and benefits, occupancy and other expenses reflects the growth of our business and the investment in the people, systems and facilities enabling future growth.  The higher personnel costs include approximately $104,000 of stock-based compensation expense. The Company began recording compensation expense related to stock options on January 1, 2006 pursuant to the adoption of SFAS 123R. Other expense includes a charitable contribution of approximately $135,000 expressing our commitment to and reinvestment in the community by funding the construction of affordable local housing.

Provision for Income Taxes

The provision for income taxes includes federal and state income taxes. The effective income tax rate on continuing operations for the three months ended September 30, 2006 was 36% as compared to 35% for the same period in 2005. The primary factor is the higher overall level of pre-tax income from continuing operations resulting in a higher statutory tax rate. In addition, the lower proportion of tax free interest income to pre-tax income results in the provision for income taxes approaching statutory rates. Offsetting these factors was the recognition of a state income tax credit related to the Company’s funding of affordable housing construction costs for a local charitable organization.

Nine Months Ended September 30, 2006 and 2005:

Results of Operations

For the first nine months of 2006, net income increased more than 26% to $7.31 million and approximately 27% to $0.62 per diluted share from the $5.79 million and $0.49 reported for the first nine months of 2005. Our net income from continuing operations of $7.13 million for the first nine months of 2006 increased 35%, compared to $5.29 million for the same period last year. Basic and diluted earnings per share from continuing operations for the first nine months of 2006 were $0.61 and $0.60, respectively, as compared to $0.47 and $0.45 per share in the previous year’s comparable period.

Annualized return on average assets from continuing operations increased to 0.80% compared to 0.75% for the first nine months of 2006 and 2005, respectively, while the annualized return on average shareholders’ equity increased to 11.87% from 10.17% for the same periods. Growth of net income due to higher net interest income and positive operating leverage during the current period improved our profitability ratios. This is reflected in our improved efficiency of operations as indicated by the ratio of non-interest expense to the sum of tax equivalent net interest income and non-interest income which decreased to 65.52% for the first nine months of 2006 compared to 69.58% for the comparable prior year period.

Net Interest Income

Net interest income increased approximately 25%, to $35.3 million in the nine months ended September 30, 2006 compared to $28.3 million in the same period last year primarily due to increases in average loans, investments and deposits. During a period of continuously increasing short-term interest rates, the federal funds interest rate increased from 2.25% at the beginning of 2005 to 5.25% by the beginning of the third quarter of 2006 and the prime rate, as published by the Wall Street Journal, increased six times from 5.25% at the beginning of 2005 to reach 6.75% at September 30, 2005 and increased further to 8.25% in June 2006 where it remained through September 30, 2006.

The average yield on interest-earning assets for the first nine months of 2006 was 7.50% which was an increase of 101 basis points compared to the 6.49% yield earned during the corresponding period of 2005. The average cost of interest-bearing deposits increased 124 basis points from 2.46% during the first nine months of 2005 to 3.70% for the comparable period in 2006, and the rate of all interest-bearing liabilities increased 126 basis points, from 2.66% in 2005 to 3.92% in 2006. Many of the Bank’s loans are indexed to the prime rate. The higher level of the prime rate in the first nine months of 2006 compared to the comparative period in 2005 is reflected in the higher average yield of the loan portfolio due to higher rates earned on variable rate loans and new loan production. The average cost of interest bearing deposits and all interest bearing liabilities reflect in part the increase in short-term interest rates and the challenging competitive and interest rate environments consistent with industry-wide trends.

Our net interest margin contracted to 4.28% for the first nine months of the year in comparison to 4.39% for the first nine months of 2005. It is one of the objectives of our asset-liability management to minimize the impact on net interest margin of a changing interest rate environment. As previously discussed, the outflow of non-interest-bearing and lower interest cost transaction account balances during the third quarter was funded by higher interest cost borrowings. Additionally, at the end of the second quarter of 2006, we issued $20.00 million of trust preferred securities. The combination of these factors contributed significantly to the compression of our net interest margin. In the next three months, we anticipate that short-term interest rates will remain stable and we expect that our net interest margin may decline further due to the effects of competitive pressure on loan production at higher interest rates combined with a change in deposit mix reflecting increased depositor rate sensitivity driven largely by the higher interest rate environment.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the nine months ended September 30, 2006 and September 30, 2005.

	2006			2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$966,898	$56,955	7.88%	$743,018	$38,468	6.92%
Investment securities (2)	121,587	4,526	4.98%	83,021	2,829	4.56%
Interest-bearing deposits in other banks	455	17	5.00%	390	8	2.68%
Federal Home Loan Bank stock	4,157	177	5.72%	2,706	81	4.00%
Federal funds sold	16,724	584	4.67%	41,906	928	2.96%
Total interest-earning assets	1,109,821	62,259	7.50%	871,041	42,314	6.49%

Non-interest-earning assets:
Cash and due from banks	22,918			21,863
Premises and equipment, net	31,677			26,925
Allowance for loan losses	(8,139)			(6,744)
Other assets	31,694			30,782
Total non-interest-earning assets	78,150			72,826
Total assets	$1,187,971			$943,867

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$135,670	$2,616	2.58%	$90,598	$561	0.83%
Money market	167,918	4,330	3.45%	167,428	2,597	2.07%
Savings deposits	50,019	260	0.69%	48,175	178	0.49%
Time deposits	464,049	15,451	4.45%	328,179	8,334	3.39%
Total interest-bearing deposits	817,656	22,657	3.70%	634,380	11,670	2.46%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	69,029	2,412	4.67%	39,688	887	2.98%
Long-term borrowings	24,256	1,634	9.01%	17,069	1,173	9.19%
Total interest-bearing liabilities	910,941	26,703	3.92%	691,137	13,730	2.66%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	179,569			171,108
Other liabilities	17,189			12,019
Shareholders’ equity	80,272			69,603
Total non-interest-bearing liabilities and shareholders’ equity	277,030			252,730
Total liabilities and shareholders’ equity	$1,187,971			$943,867

Interest rate spread (tax equivalent basis)			3.58%			3.83%
Net interest income (tax equivalent basis)		$35,556			$28,584
Net interest margin (3) (tax equivalent basis)			4.28%			4.39%

_______
(1)	Average loans include non-performing loans.
(2)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3)	Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the nine months ended September 30, 2006 and September 30, 2005. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2006 Compared to 2005 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase
Interest income
Loans (2)	$12,687	$5,800	$18,487
Investment securities (2)	1,415	282	1,697
Interest-bearing deposits in other banks	2	7	9
Federal Home Loan Bank stock	54	42	96
Federal funds sold	(722)	378	(344)
Total interest income	13,436	6,509	19,945

Interest expense
NOW accounts	391	1,664	2,055
Money market	8	1,725	1,733
Savings deposits	7	75	82
Time deposits	4,063	3,054	7,117
Short-term borrowings and FHLB advances	865	660	1,525
Long-term borrowings	485	(24)	461
Total interest expense	5,819	7,154	12,973

Change in net interest income	$7,617	$(645)	$6,972

________
(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.
(2)	Interest income includes the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Provision for Loan Losses

The provision for loan losses increased 25% to $2.21 million in the first nine months of 2006 compared to $1.76 million in the comparable prior year period. The higher provision for loan losses in 2006 was primarily attributable to the increase of quantitative economic factors employed in estimating the allowance beginning in the second quarter of this year and changes in the overall composition of the loan portfolio combined with an increase in indirect loan charge-offs. Total loans outstanding grew $155.4 million, or 18%, during the first nine months of 2006, as compared to $172.8 million, or 26%, during the first nine months of 2005. The largest dollar increase during the first nine months of 2006 occurred in loans secured by commercial real estate which increased $83.1 million, or 18% compared to an increase of $77.0 million, or 22% during the first nine months of the prior year. As of September 30, 2006, construction and vacant land loans increased 40% to $148.1 million, comprising 14% of the loan portfolio, compared to $106.0 million, or 13% of the loan portfolio at September 30, 2005. These loans increased 18% during the first nine months of 2006 from $125.2 million, or 14% of the loan portfolio, at December 31, 2005. Net charge-offs, which are almost exclusively related to indirect loans, were $962,000, or 0.13% annualized net charge-offs to average loans, during the nine months ended September 30, 2006 compared to $854,000, or 0.15% annualized net charge-offs to average loans, for the same period in 2005.

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level.

Non-interest Income

Non-interest income for the first nine months of 2006 was $4.62 million. This represents a 5% decrease over the comparable prior year period which totaled $4.87 million. The decrease is primarily attributable to a lower volume of residential real estate closings in the Monroe and Collier counties markets resulting in lower residential mortgage originations and lower fees from the sale of mortgage loans.

Non-interest Expense

Non-interest expense for the first nine months of 2006 was $26.3 million. This represents a 13%, increase over the prior year period which totaled $23.3 million. The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $1.84 million. The increase in salaries and benefits, occupancy and other expenses reflects the growth of our business and the investment in the people, systems and facilities enabling future growth. The higher personnel costs include approximately $294,000 of stock-based compensation expense.

Stock-Based Compensation Expense

SFAS 123R was adopted on January 1, 2006, which now requires among other items, the recognition of stock option expense in the results of operations. The modified prospective transition method was elected; therefore, prior period results were not restated. Stock-based compensation expense was $421,000, including $188,000 related to restricted stock awards, during the nine months ended September 30, 2006. Stock-based compensation of $39,000 related to restricted stock awards was recorded during the nine months ended September 30, 2005.

Stock-based compensation expense related to stock options recognized in the results of operations during the first nine months of 2006 was $49,000 higher than the proforma amount determined under the fair value-based method and disclosed in accordance with SFAS 123 for the comparable prior year period. In addition, stock-based compensation related to restricted stock grants was $149,000 higher than the amount reported for the first nine months of 2005. This increase was primarily due to compensation expense related to a series of restricted stock grants occurring in and after the third quarter of 2005. Additionally, stock option grants made subsequent to the first nine months of 2005 have higher fair values due to higher volatility assumptions driven by and coupled with the increasing market value of the Company’s common stock and the related option exercise prices. The effect on stock-based compensation expense of these higher fair values was further magnified by shorter expected lives associated with the shorter vesting periods of such awards. No modifications were made to existing awards prior to, upon, or subsequent to adoption of SFAS 123R.

Refer to Note 7 to our unaudited consolidated financial statements for more information on stock-based compensation.

Provision for Income Taxes

The provision for income taxes includes federal and state income taxes. The effective income tax rate for the nine months ended September 30, 2006 was 37% as compared to 35% for the same period in 2005. The increased effective income tax rate is due to several significant factors including but not limited to the following:

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

Offsetting these factors during the third quarter of 2006 was the recognition of a state income tax credit related to the Company’s funding of affordable housing construction costs for a local charitable organization.

Balance Sheet

Total assets at September 30, 2006 were $1.26 billion, up 17% from total assets of $1.08 billion at December 31, 2005. Asset growth was funded in part by an increase in deposits of $51.6 million, or 6%. Loans net of deferred loan costs and fees increased $155.4 million, or 18%, to $1.04 billion for the first nine months of 2006 from year end 2005. The largest dollar increase came in the commercial real estate loan category which increased $83.1 million, or 18%. Also, in the same period, investment securities increased $29.1 million. As the overall company continues to experience significant growth, securities need to be purchased to maintain appropriate levels of liquid assets on the balance sheet. Specifically this year, securities were purchased to cover pledging requirements related to the growth in cash management products, to slightly extend asset duration, and to provide increased liquidity.

At September 30, 2006, advances from the Federal Home Loan Bank were $120.0 million, an increase of $95.0 million from the prior year end. The increase in advances was used to fund growth in loans and investment securities in excess of the growth in deposits during the period.

Shareholders’ equity totaled $84.0 million at September 30, 2006, increasing $6.44 million from December 31, 2005. Book value per share increased to $7.17 at September 30, 2006 from $6.69 at December 31, 2005. The Company declared a quarterly dividend of $0.05875 per share in the first, second and third quarters of 2006 and $0.0575 per share in the first, second and third quarters of 2005.

Loan Portfolio Composition

The two most significant components of our loan portfolio are classified in the condensed notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following chart illustrates the composition of these portfolios as of September 30, 2006.

	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$89,545	17%
1-4 Family and Multi Family	78,241	15%
Hotels/Motels	77,842	14%
Guesthouses	76,033	14%
Office Buildings	69,059	13%
Retail Buildings	53,497	10%
Restaurants	31,221	6%
Marinas/Docks	26,383	5%
Warehouse and Industrial	19,872	4%
Other	13,384	2%
Total	$535,077	100%

	Construction and Vacant Land	Percentage Composition
Construction:
Residential - owner occupied	$24,097	16%
Residential - commercial developer	33,514	23%
Commercial structure	17,606	12%
Total construction	75,217	51%
Land:
Raw land	6,440	4%
Residential lots	20,189	14%
Land development	14,750	10%
Commercial lots	31,519	21%
Total land	72,898	49%

Total	$148,115	100%

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

Non-performing assets were as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Total nonaccrual loans	$1,701	$956
Accruing loans delinquent 90 days or more (a)	-	-
Total non-performing loans	1,701	956

Repossessed personal property (indirect auto dealer loans)	1,502	962
Other real estate owned (b)	-	190
Other assets (b)	2,821	2,815
Total non-performing assets	$6,024	$4,923

Allowance for loan losses	$8,790	$7,546

Non-performing assets as a percent of total assets	0.48%	0.46%
Non-performing loans as a percent of gross loans	0.16%	0.11%
Allowance for loan losses as a percent of non-performing loans	517%	789%
Net charge-offs as a percent of average loans (c)	0.13%	0.14%
________

(a)	Non-performing loans exclude the $1.6 million loan discussed below that is guaranteed for both principal and interest by the USDA.
(b)
 In 1998, The Bank made a $10.0 million loan to construct a lumber mill in northern Florida. Of this amount, $6.4 million had been sold by the Bank to other lenders. The loan was partially guaranteed as to principal and interest by the USDA. In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

      During 2001, upon completion of foreclosure on the underlying collateral, the non-guaranteed portion of this loan and interest accrued through the foreclosure date was reclassified into other real estate ($550,000) and other assets (approximately $1.9 million) based on the fair value of the underlying-collateral. The portion of this loan guaranteed by the USDA was approximately $1.6 million at September 30, 2006 and December 31, 2005, and is accruing interest. Accrued interest on this loan totaled approximately $903,000 and $794,000 at September 30, 2006 and December 31, 2005, respectively.

In pursuing a sale of the property and equipment, the Bank has incurred various expenditures. The Bank capitalized the liquidation costs and the portion of the protective advances which it expects will be fully reimbursed by the USDA. Other real estate recorded on the Bank’s books totaled approximately $190,000 at December 31, 2005. The non-guaranteed principal and interest ($2.0 million at September 30, 2006 and December 31, 2005) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $860,000 and $854,000 at September 30, 2006 and December 31, 2005, respectively, are included as “other assets” in the financial statements.

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

(c)
 This ratio is computed by dividing annualized net charge offs for the nine months ended September 30, 2006 and net charge offs for the twelve months ended December 31, 2005, by the average balance of loans outstanding for the nine months ended September 30, 2006 and by the average balance of loans outstanding for the year ended December 31, 2005, respectively.

 The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to $8.8 million and $7.5 million at September 30, 2006 and December 31, 2005, respectively. Our process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, and Substandard or worse. When appropriate, a specific reserve will be established for individual loans. Otherwise, we estimate an allowance for each risk category. The estimates are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

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

 Based on an analysis performed by management at September 30, 2006, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Further, since the net result of our estimate for the allowance results in this amount being 0.85% of outstanding loans, the risks associated with changes in the underlying factors of this estimate have an asymmetrical risk to the extent of possible negative as opposed to positive consequences. In other words, the current allowance is a result of factors whose history has indicated and justified a relatively low allowance in percentage terms. These factors have limited capacity for improvement since associated risks cannot go to zero. However, for example, factors such as economic conditions and loan loss history could conceivably deteriorate. If that were to happen, the effect on the allowance calculation would be significant and, therefore, require a large provision to absorb higher potential losses.

Capital and Liquidity

The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes. Due to the Company's continued growth, Total Capital to Risk Weighted Assets had declined to 10.3% at March 31, 2006. On June 23, 2006, the Company formed TIBFL Statutory Trust III (the “Trust III”) for the purpose of issuing trust preferred securities. The Trust III used the proceeds from the issuance of $20 million in trust preferred securities to acquire junior subordinated debentures of the Company. The Company has treated trust preferred securities as Tier 1 capital up to the maximum amount allowable and the remainder as Tier 2 capital for federal regulatory purposes. As a result, the ratio of Total Capital to Risk Weighted Assets increased to 11.9% at September 30, 2006.

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At September 30, 2006, there were $120.0 million in advances outstanding in addition to $25.0 million in letters of credit used in lieu of pledging securities to the State of Florida to collateralize deposits. In July 2004, new agreements were executed with the FHLB and a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans was completed to raise the collateral availability up to approximately $187.8 million.

As previously discussed, we experienced $55.5 million of unanticipated net outflows of non interest bearing demand and lower interest cost transaction account balances during the third quarter of 2006. This outflow was offset by a corresponding increase in borrowings through FHLB advances.

We continue to monitor our liquidity position as part of our asset-liability management. We believe that we have adequate funding sources through brokered deposits, unused borrowing capacity from the FHLB and potential asset sales to meet our foreseeable liquidity requirements.

The Bank has an unsecured overnight federal funds purchased accommodation up to a maximum of $25.0 million from its principal correspondent bank.

Asset and Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at September 30, 2006 is presented in the table below:

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$381,524	$34,320	$69,888	$435,503	$116,497	$1,037,732
Investment securities-taxable	10,331	711	16,321	41,498	43,651	112,512
Investment securities-tax exempt	-	335	966	2,873	6,520	10,694
Marketable equity securities	3,371	-	-	-	-	3,371
FHLB stock	7,548	-	-	-	-	7,548
Interest-bearing deposit in other banks	253	-	-	-	-	253
Total interest-earning assets	403,027	35,366	87,175	479,874	166,668	1,172,110

Interest-bearing liabilities:
NOW accounts	119,899	-	-	-	-	119,899
Money market	162,713	-	-	-	-	162,713
Savings deposits	47,309	-	-	-	-	47,309
Time deposits	64,278	148,537	184,467	88,954	7	486,243
Notes payable	-	-	-	-	4,000	4,000
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	145,249	-	-	-	-	145,249
Total interest-bearing liabilities	564,448	148,537	184,467	88,954	12,007	998,413

Interest sensitivity gap	$(161,421)	$(113,171)	$(97,292)	$390,920	$154,661	$173,697

Cumulative interest sensitivity gap	$(161,421)	$(274,592)	$(371,884)	$19,036	$173,697	$173,697

Cumulative sensitivity ratio	(13.8%)	(23.4%)	(31.7%)	1.6%	14.8%	14.8%

We are cumulatively liability sensitive through the one-year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as non-indexed NOW and passbook savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts. Because of this, if market interest rates should decrease, it is anticipated that our net interest margin would decrease. Also, as approximately 16% of our deposit funding is comprised of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. In the next three months, we anticipate short-term interest rates will remain stable and we expect that our net interest margin should decline. This expectation is due to the effects of competitive pressure on loan production at higher interest rates combined with increased depositor rate sensitivity driven largely by the higher interest rate environment. Thereafter, if federal monetary policy should result in a reversal of course, where short-term interest rates begin to decrease as has historically occurred in the six to twelve months following a pause in increases, we anticipate that our net interest margin contraction would be slower because we have positioned the Company by increasing our liability sensitivity through variable borrowings which we expect will be largely offset by the affect of having more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, we believe the $371.9 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two primary reasons. First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore offer us the opportunity to delay or diminish any rate re-pricings. Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate.

Interest-earning assets and time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced continued growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the -30% to 0% range. At September 30, 2006, the Company is outside this range with a one year cumulative sensitivity ratio of -31.7%. As we believe we are near the end of the cycle of Federal Reserve interest rate hikes, we have intentionally increased the liability sensitivity of the balance sheet through variable rate funding decisions when possible. The effectiveness of this tactic will depend on the timing and extent of the interest rate decreases we believe are likely to occur in the more distant future.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2006, total unfunded loan commitments were approximately $181.6 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At September 30, 2006, commitments under standby letters of credit aggregated approximately $2.5 million.

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

The interest rate sensitivity as of September 30, 2006 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from a gradual and parallel shift in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset Liability reporting. As of September 30, 2006, this analysis indicates that the Bank would be expected to benefit in an increasing rate environment slightly less than it would be expected to be harmed by a decreasing rate environment. The results of the analysis indicate that projected annualized net interest income could be expected to increase by approximately $1.4 million in a gradual 12-month, 200 basis point interest rate increase. The analysis also indicates that a projected annualized decrease in net interest income of approximately $2.3 million could be expected from a gradual 12-month, 200 basis point interest rate decrease.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the three or nine month periods ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1a. Risk Factors

There has not been any material change in the risk factor disclosure from that contained in the Company's 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1	-	Employment Agreement between Stephen J. Gilhooly, TIB Financial Corp., and TIB Bank effective September 27, 2006 *
Exhibit 10.2	-	Employment Agreement between Michael D. Carrigan, TIB Financial Corp., and TIB Bank effective March 1, 2004.
Exhibit 10.3	-	Employment Agreement between Alma Shuckhart, TIB Financial Corp., and TIB Bank effective March 1, 2004.
Exhibit 31.1	-	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 31.2	-	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 32.1	-	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
Exhibit 32.2		Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

*
Previously filed by the Company as an Exhibit (with the same respective Exhibit Number as indicated herein) to the Company’s September 25, 2006 8-K and such document is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.
Date: November 8, 2006	/s/ Edward V. Lett
Edward V. Lett President and Chief Executive Officer

Date: November 8, 2006	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President and Chief Financial Officer