Form 10-K
period 2006-12-31
TIB FINANCIAL CORP.
filed 2007-03-12
CIK 1013796

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006	Commission file number 000-21329

TIB FINANCIAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State of Incorporation)	65-0655973 (I.R.S. Employer Identification No.)
599 9th Street North Suite 101 Naples, Florida (Address of Principal Executive Offices)	34102 (Zip Code)

(239) 263-3344 (Registrant’s telephone number)

Securities Registered pursuant to Section 12(b) of the Act: Common stock, par value $0.10
Securities Registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes or ☑ No
Check if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes or ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $186,925,000 based on the $16.00 per share closing price on June 30, 2006.
The number of shares outstanding of issuer’s class of common stock at February 28, 2007 was 11,796,627 shares of common stock.
Documents Incorporated By Reference: Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2006 fiscal year end are incorporated by reference into Parts II and III of this report.

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of TIB Financial Corp. (the “Company”) to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company’s market area and elsewhere. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning), and the terms “Bank” and “TIB Bank” mean TIB Bank and its subsidiaries (unless the context indicates another meaning).

ITEM 1: BUSINESS

General

We are a financial holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiary, TIB Bank. TIB Bank, which was formed in 1974, serves the Southern Florida market, principally Monroe, Collier, Lee, Highlands, and South Miami-Dade Counties, Florida. TIB Bank is headquartered in Key Largo, Florida. We operate 17 banking offices and 23 ATMs throughout Southern Florida. At December 31, 2006, we had approximately $1.32 billion in total assets, $1.03 billion in total deposits, $1.06 billion in total loans and shareholders' equity of $85.9 million. TIB Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC), up to applicable limits.

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

In 2004, we eliminated TIB Government Loan Specialists, Inc. as a subsidiary, but continue to conduct its government-guaranteed loan program through TIB Bank. In December 2004, we sold internally developed intangible assets, primarily comprised of the book of business of our investment center. In December 2005, we sold our merchant bankcard processing segment. In November 2006, we announced a planned strategic merger with The Bank of Venice, a community bank located and chartered in Venice, Florida.

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
  Continue originating indirect auto dealer loans to diversify our sources of loans and revenue and enhance our net interest margin and generate attractive risk adjusted returns;
  Cross-sell our products and services to our existing customers to leverage our relationships and enhance profitability; and
  Adhere to safe and sound credit standards to maintain the continued quality of assets as we implement our growth strategy.
Banking services

Commercial Banking. TIB Bank focuses its commercial loan originations on established small and mid-sized businesses, professionals and professional organizations in its market areas. These loans are usually accompanied by cash management services and deposit relationships. TIB Bank provides commercial real estate loans to finance the acquisition and development of owner operated properties; acquisition, development and construction of investment properties; builder construction lines of credit; and the purchase of income-producing properties, including office buildings, industrial buildings, self-storage, hotel/motel, medical centers, marinas, retail and shopping centers. TIB Bank offers a complete range of commercial loan products, including revolving lines of credit for working capital and term loans for the acquisition of equipment, funding property improvements or other business related expenses. Commercial underwriting is driven by cash flow repayment analysis along with the additional support provided by collateral and the principals involved with the loan.

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

Mortgage Banking. TIB Bank's mortgage banking business is structured to provide a source of fee income largely from the process of originating mortgages for sale in the secondary market (primarily fixed rate loans), as well as the origination of primarily adjustable rate loans to be held in TIB Bank's loan portfolio. Mortgage banking capabilities include conventional and nonconforming mortgage underwriting; and construction and permanent financing.

Lending activities

Loan Portfolio Composition. At December 31, 2006, TIB Bank's loan portfolio totaled $1.06 billion, representing approximately 80.7% of our total assets of $1.32 billion. For a discussion of our loan portfolio, see “Management's Discussion of Financial Condition and Results of Operation - Loan Portfolio.”

The composition of TIB Bank's loan portfolio at December 31, 2006 and 2005 is indicated below, along with the growth from the prior year

(Dollars in thousands)	Total Loans December 31, 2006	% of Total Loans	Total Loans December 31, 2005	% of Total Loans	% Increase (Decrease) from December 31, 2005 to 2006
Real estate mortgage loans:
Commercial	$546,276	51.4	$451,969	51.2	20.9
Residential	82,243	7.7	76,003	8.6	8.2
Farmland	24,210	2.3	4,660	0.5	419.5
Construction and vacant land	157,672	14.8	125,207	14.2	25.9
Commercial and agricultural loans	84,905	8.0	80,055	9.1	6.1
Indirect auto dealer loans	141,552	13.3	118,018	13.4	19.9
Home equity loans	17,199	1.6	17,232	2.0	(0.2)
Other consumer loans	9,795	0.9	9,228	1.0	6.1
Total	$1,063,852	100.0	$882,372	100.0	20.6

Commercial Real Estate Mortgage Loans. At December 31, 2006, TIB Bank's commercial real estate loan portfolio totaled $546.3 million. The Bank also has $24.2 million in loans outstanding that are secured by farmland. TIB Bank originates commercial mortgages secured by office and retail buildings, hotels, bed and breakfast inns, and multi-purpose warehouse buildings. Although terms may vary, TIB Bank's commercial mortgages generally are long term in nature, owner-occupied, and variable-rate loans. TIB Bank seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area and obtaining periodic financial statements and tax returns from borrowers. Commercial real estate loans are underwritten with future cash flows as the primary source of repayment. It is also TIB Bank's general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

Commercial Loans. At December 31, 2006, TIB Bank's commercial loan portfolio totaled $84.9 million. TIB Bank originates secured and unsecured loans for business purposes. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns.

Construction Loans. At December 31, 2006, TIB Bank's construction loan portfolio totaled $157.7 million. TIB Bank provides interim real estate acquisition development and construction loans to builders, developers, and owner-occupants of the building. Real estate development and construction loans to provide interim financing on the property are based on acceptable percentages of the appraised value of the property securing the loan in each case. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. TIB Bank carefully monitors these loans with on-site inspections and control of disbursements.

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

Loans to individuals for the construction of their primary or secondary residences are secured by the property under construction. The loan to value ratio of construction loans is based on the lesser of the cost to construct or the appraised value of the completed home. Construction loans generally have a maturity of 12 months. These construction loans to individuals may be converted to permanent loans upon completion of construction.

Residential Real Estate Mortgage Loans. At December 31, 2006, TIB Bank's residential loan portfolio totaled $82.2 million. TIB Bank originates adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. TIB Bank will place some of these, primarily adjustable rate, loans into its portfolio, although the majority of loans originated are sold to investors.

Indirect Auto Dealer Loans. At December 31, 2006, TIB Bank's indirect auto dealer loans portfolio totaled $141.6 million. The Bank buys loans that have been originated by automobile dealerships—this is commonly referred to as indirect lending. We predominately buy loans from auto dealers in Southwest Florida and they are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles.

The balance of outstanding indirect loans continued to grow in 2006 as we increased production by leveraging the infrastructure we have established. We expect continued increases in production which we plan to fund through securitization of production in excess of runoff causing the total amount of indirect loans held in the portfolio to remain stable.

We deliver attractive risk adjusted returns while maintaining credit quality in our indirect lending operations due to a combination of factors including:

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
  Sale of repossessed automobiles at retail prices - We sell the repossessed automobiles we acquire on a retail less commission basis and wholesale through auctions. We are able to control our loss per vehicle because we have an established relationship with a dealer who sells a significant portion of the automobiles for us.

Other Consumer Loans and Home Equity Loans. At December 31, 2006, TIB Bank's consumer loan portfolio totaled $9.8 million, and its home equity portfolio totaled $17.2 million. TIB Bank offers a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 85% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 10 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.

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

Investment activities

Through December 15, 2004, TIB Bank engaged through a wholly-owned subsidiary, TIB Investment Center, Inc., in the retail sale of non-deposit investment products such as variable and fixed rate annuities, mutual funds and other products. On December 15, 2004, the Company sold certain intangible assets which primarily comprised the book of business which served as the foundation of the investment center operations.

Employees

As of December 31, 2006, the Bank employed 337 full-time employees and 11 part-time employees. Except for certain officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. The Company and its subsidiaries are not a party to any collective bargaining agreement, and management believes the Company and its subsidiaries enjoy satisfactory relations with their employees.

Related Party Transactions

At December 31, 2006, we had $1.06 billion in total loans outstanding, of which $760,000 was outstanding to certain of our executive officers and directors and their related business interests. In the ordinary course of business, TIB Bank makes loans to our directors and their affiliates and to policy-making officers, all of which are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collectibility.

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

Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the Federal Reserve, we may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. In recent years, changes in law have significantly increased the right of an eligible bank holding company, called a “financial holding company,” to engage in a full range of financial activities, including insurance and securities activities, as well as merchant banking and other financial services. We are a financial holding company and thus have expanded financial affiliation opportunities as long as TIB Bank remains a well-capitalized bank under the standards discussed below, and also meets certain other requirements. As of December 31, 2006, TIB Bank met these requirements for our continued qualification as a financial holding company.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may subject the institution to regulatory sanctions if required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. We believe that we substantially meet all standards that have been adopted. This law also imposes capital standards on insured depository institutions. See “Capital Requirements” below.

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

Deposit Insurance

As an FDIC member institution, deposits of TIB Bank are currently insured to the current maximum allowed by law through the Bank Insurance Fund, which is administered by the FDIC.

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

Capital Requirements

The Federal Reserve and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

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

The federal banking agencies are required to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. As a result, the federal bank regulatory authorities have adopted regulations setting forth a five tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. As of December 31, 2006, TIB Bank met the definition of a “well-capitalized” institution.

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

Interstate Banking Legislation

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states authorize such transactions. Florida has a law which permits interstate branching through merger transactions under the federal interstate laws. Under the Florida law, with the prior approval of the Florida Office of Financial Regulation, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, Florida law provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate branches of a Florida bank that participated in such merger.

Financial Services Modernization

Enacted in 1999, the Graham-Leach-Bliley Act reformed and modernized certain areas of financial services regulations and repealed the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured financial institution. The Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, with expedited notice procedures. The Act also permits certain qualified national banks to form “financial subsidiaries,” which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential financial activities of subsidiaries of state banks, subject to applicable state law. The range of activities in which bank holding companies and their subsidiaries may engage is not as broad. The law also includes substantive requirements for maintenance of customer financial privacy.

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
  Mandatory disclosure by analysts of potential conflicts of interest; and
  Enhanced penalties for fraud and other violations.

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

FDIC Insurance Assessments

The FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. As a result of the Federal Deposit Insurance Reform Act of 2005, the Bank is expecting to be assessed deposit insurance on a quarterly basis beginning January 1, 2007. We believe the assessment rate will be approximately 0.05% of total deposits. As of December 31, 2006, the Bank had a credit of approximately $280,000, resulting from its share of the total assessment credit pool as an eligible insured depository institution, which can be applied to offset deposit insurance assessments. Accordingly, we believe the credit will be fully utilized by or around the end of the second quarter of 2007 and subsequent assessments will be recorded as expense when incurred.

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

Our business is subject to the success of the local economies where it operates

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Any adverse market or economic conditions in the State of Florida may disproportionately increase the risk that our borrowers will be unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2006, approximately 78% of our loans held for investment were secured by real estate. Of this amount, approximately 69% were commercial real estate loans, 10% were residential real estate loans and 19% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Florida could adversely affect the value of our assets, revenues, results of operations and financial condition.

Our business may face risks with respect to future expansion

In addition to our pending merger transaction with The Bank of Venice, we may acquire other financial institutions or parts of financial institutions in the future and we may engage in additional de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirors. Acquisitions and mergers involve a number of risks, including:

  the time and costs associated with identifying and evaluating potential acquisitions and merger partners;
  the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;
  the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
  our ability to finance an acquisition and possible dilution to our existing shareholders;
  the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
  entry into new markets where we lack experience;
  the introduction of new products and services into our business;
  the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
  the risk of loss of key employees and customers.

We may incur substantial costs to expand, and can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for The Bank of Venice or any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or, after giving effect to the acquisition, that we will achieve profits comparable to, or better than, our historical experience.

If the value of real estate in our core Florida market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us

With most of our loans concentrated in Southern Florida, a decline in local economic conditions could adversely affect the values of our real estate collateral. Additionally, the availability of property insurance, including windstorm and flood insurance, and the significant increases in the cost thereof in the Florida market may negatively affect borrowers’ abilities to repay existing loans and the abilities of potential borrowers to qualify for new loans. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to the financial strength and cash flow characteristics of the borrower in each case, TIB Bank often secures its loans with real estate collateral. At December 31, 2006, approximately 78% of TIB Bank’s loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Our indirect lending program has a limited operating history and, as a result, the financial performance to date of this program may not be a reliable indicator of whether this business will continue to be successful

A significant portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers primarily located in Southwest Florida. We began this program in 2002 and as of December 31, 2006, we had approximately $142 million of indirect loans outstanding. These loans are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, they involve significant risks in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, changes in the local economy and difficulty in monitoring collateral. While indirect automobile loans are secured, they are secured by depreciating assets and characterized by loan to value ratios that could result in the Bank not recovering the full value of an outstanding loan upon default by the borrower. In addition, given the relatively unseasoned nature of this portfolio, credit problems may not have surfaced or become apparent yet, but may arise in the future.

Our de novo branching strategy could cause our expenses to increase faster than revenues

Our primary strategy for building market share in Southwest Florida is based on establishing new branches. We currently plan to open one to two additional branches each year in 2007 and 2008. There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance that our new branches will be successful even after they have been established.

Our recent results may not be indicative of our future results

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we cannot give any assurance that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Increases in interest rates may negatively affect our earnings and the value of our assets

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates while the interest that we earn on our assets may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease our net interest income.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our borrowing agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

Competition from financial institutions and other financial service providers may adversely affect our profitability

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

We are subject to extensive regulation that could limit or restrict our activities

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The various federal and state regulatory agencies have advised that they may require enhanced credit monitoring and at times set limits or restrictions on certain lending activities based upon concentrations of risk identified (for example, concentrations of commercial real estate loans exceeding 300% of capital). We cannot assure compliance with any possible future requirements will not adversely affect our ability to operate profitably or grow at the rates we desire.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

Our directors and executive officers own a portion of our common stock

Our directors and executive officers, as a group, beneficially owned approximately 5% of our outstanding common stock as of December 31, 2006. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

Although publicly traded, the trading market in our common stock has substantially less liquidity than the average trading market for stock quoted on The NASDAQ National Market, and the price of our common stock due to this limited trading market may be more volatile in the future

Our common stock is thinly traded. The average daily trading volume of our shares on The NASDAQ National Market during 2006 was approximately 9,583 shares. Thinly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Our ability to pay dividends is limited and we may be unable to pay future dividends

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of TIB Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to state banks that are regulated by the FDIC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2006, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $33 million. Payments of the principal and interest on the trust preferred securities of these special purpose trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS

We did not receive any written comments during 2006 from the Commission staff regarding our periodic and current reports under the Act. There are no comments that remain unresolved from any prior period.

ITEM 2: PROPERTIES

The Company’s executive offices are located at 599 9th Street North, Naples, Florida. The Bank’s executive offices are located at 99451 Overseas Highway, Key Largo, Florida. This is a two-story building owned by the Bank that contains approximately 13,275 square feet of finished space. The building is used for office space and the operation of a branch facility. Other Company operated properties are as follows:

Address	Location	Purpose	Owned/ Leased
30400 Overseas Highway	Big Pine Key	Branch	Owned
8100 Health Center Boulevard	Bonita Springs	Branch and office	Leased
12205 Metro Parkway	Fort Myers	Branch	Owned
12195 Metro Parkway	Fort Myers	Indirect lending	Leased
600 North Homestead Boulevard	Homestead	Branch	Owned
777 North Krome Avenue	Homestead	Branch	Owned
632 Washington Avenue	Homestead	Office space	Leased
28 N.E. 18 Street	Homestead	Office space	Owned
80900 Overseas Highway	Islamorada	Branch and office	Owned
103330 Overseas Highway	Key Largo	Branch	Owned
228 Atlantic Boulevard	Key Largo	Loans and HR	Owned
330 Whitehead Street	Key West	Branch	Owned
3618 North Roosevelt Boulevard	Key West	Branch	Owned
2348 Overseas Highway	Marathon	Branch	Owned
11401 Overseas Highway	Marathon Shores	Branch	Owned
6435 Naples Boulevard	Naples	Branch and Office	Owned
3940 Prospect Avenue - Suite 104 & 105	Naples	Branch and Office	Leased
1720 J & C Boulevard - Suite 1	Naples	Office	Leased
9915 Tamiami Trail North - Suite 1 & 2	Naples	Loan center	Leased
599 9th Street North - Suite 100 & 101	Naples	Corporate HQ & Branch	Owned
599 9th Street North - Suite 201	Naples	Office space	Owned
1125 US Highway 27 South	Sebring	Branch	Leased
91980 Overseas Highway	Tavernier	Branch	Owned

In 2004, the Bank purchased a parcel of land located at the Pine Air Lakes Subdivision in Naples, Florida, where it constructed a new branch which opened in January 2007.

In 2005, the Bank sold land that it bought in 2004 located at the Miami Land & Development Subdivision in Homestead, Florida. The Bank also purchased a property at 17000 Cam Circle in Ft. Myers, Florida which was later sold in 2006.

In 2006, the Bank purchased parcels of land located at the Lehigh Acres Subdivision in Lehigh, FL and at the City Gate Subdivision in Naples, Florida, where it plans to construct new branches. In addition, the Bank entered into a sale-leaseback transaction on a building and related land located at 12195 Metro Parkway in Fort Myers, Florida.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the Company's fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ National Market under the symbol “TIBB.” As of December 31, 2006, there were 459 registered shareholders of record and 11,720,527 shares of our common stock outstanding. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ National Market:

	2006		2005
(Quarter Ended)	High	Low	High	Low
March 31	$16.18	$14.75	$14.51	$12.33
June 30	16.25	14.44	14.65	13.05
September 30	16.20	15.64	16.25	12.93
December 31	18.44	15.84	16.86	14.50

For the year ended December 31, 2006, we paid cash dividends to our shareholders in the amount of $.05875 per share for the first three quarters and $.06 per share for the last quarter ($.23625 in the aggregate). For the year ended December 31, 2005, we paid cash dividends to our shareholders in the amount of $.0575 per share for the first three quarters and $.05875 per share for the last quarter ($.23125 in the aggregate). Our ability to continue to pay cash dividends to our shareholders is primarily dependent on the earnings of the Bank. Payment of dividends by the Bank to us is limited by dividend restrictions in capital requirements imposed by Bank regulators. Information regarding restrictions on the ability of the Bank to pay dividends to us is contained in Note 14 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof. In general, future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and our financial condition as well as that of the Bank.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Executive Compensation - Equity Compensation Plan Information” of our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

We did not repurchase any shares of our common stock in 2006.

STOCK PRICE PERFORMANCE GRAPH

The stock price performance graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent TIB Financial Corp. specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The graph below compares the cumulative total return of TIB Financial Corp., the Nasdaq Composite Index and a peer group index.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
TIB Financial Corp.	100.00	136.70	209.47	229.93	294.51	326.83
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Southeast Bank Index	100.00	110.46	138.72	164.50	168.39	197.45

Source : SNL Financial LC, Charlottesville, VA

ITEM 6: SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 is unaudited and has been derived from our Consolidated Financial Statements and from our records. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Balance Sheet Data
As of December 31,

(Dollars in thousands)	2006	2005	2004	2003	2002
Total assets	$1,319,093	$1,076,070	$829,325	$669,298	$567,149
Investment securities	131,199	97,464	77,807	52,557	54,268
Total loans	1,063,852	882,372	653,521	538,598	441,743
Allowance for loan losses	9,581	7,546	6,243	5,216	4,272
Deposits	1,029,457	920,424	687,859	553,813	482,683
Shareholders’ equity	85,862	77,524	68,114	41,246	33,506

Income Statement Data
Year ended December 31,

(Dollars in thousands)	2006	2005	2004	2003	2002
Interest and dividend income	$85,234	$59,434	$40,916	$34,606	$31,316
Interest expense	38,171	20,304	10,730	9,839	10,329
Net interest income	47,063	39,130	30,186	24,767	20,987
Provision for loan losses	3,491	2,413	2,455	1,586	791
Net interest income after provision for loan losses	43,572	36,717	27,731	23,181	20,196
Non-interest income	6,275	6,258	6,306	7,084	6,041
Non-interest expense	(35,833)	(31,856)	(27,057)	(23,541)	(20,011)
Income tax expense	(5,021)	(3,927)	(2,337)	(2,324)	(2,098)
Income from continuing operations	8,993	7,192	4,643	4,400	4,128
Income from discontinued operations, net of taxes	254	4,632	555	702	607
Net income	$9,247	$11,824	$5,198	$5,102	$4,735

Per Share Data
Year ended December 31,

	2006	2005	2004	2003	2002
Book value per share at year end *	$7.33	$6.69	$6.00	$4.65	$4.15

Basic earnings per share from continuing operations	$0.78	$0.63	$0.44	$0.52	$0.52
Basic earnings per share from discontinued operations	0.02	0.41	0.05	0.08	0.07
Basic earnings per share	$0.80	$1.04	$0.49	$0.60	$0.59

Diluted earnings per share from continuing operations	$0.76	$0.61	$0.42	$0.50	$0.50
Diluted earnings per share from discontinued operations	0.02	0.39	0.05	0.08	0.07
Diluted earnings per share	$0.78	$1.00	$0.47	$0.58	$0.57

Basic weighted average common equivalent shares outstanding	11,609,394	11,423,948	10,619,720	8,514,448	7,985,550
Diluted weighted average common equivalent shares outstanding	11,889,606	11,800,892	10,959,392	8,871,722	8,289,710
Dividends declared per share	$0.2363	$0.2313	$0.2263	$0.2213	$0.2163
__________
* Calculation includes unvested shares of restricted stock.

Performance Ratios

	2006	2005	2004	2003	2002
Return on average assets**	0.74%	0.74%	0.63%	0.71%	0.77%
Return on average equity**	11.05%	10.19%	7.83%	11.69%	13.26%
Average equity/average assets	6.72%	7.26%	8.01%	6.05%	5.82%
Net interest margin	4.18%	4.38%	4.51%	4.43%	4.39%
Dividend payout ratio ***	30.50%	36.74%	51.76%	42.82%	41.84%
Allowance for loan losses/total loans	0.90%	0.86%	0.96%	0.97%	0.97%
Non-performing assets/total assets	0.69%	0.46%	0.60%	0.55%	0.65%
Non-performing loans/gross loans	0.40%	0.11%	0.11%	0.07%	0.12%
Allowance for loan losses/non-performing loans	226.88%	789.33%	886.79%	1,336.33%	783.19%
Non-interest expense/tax equivalent net interest income and non-interest income from continuing operations	66.75%	69.69%	73.48%	73.44%	73.62%
__________
** The computation of return on average assets and return on average equity is based on net income from continuing operations.
*** The computation of the dividend payout ratio is based on net income from continuing operations.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TIB Bank operates primarily as a real estate secured commercial lender, focusing on middle-market businesses in our Southern Florida markets. TIB Bank was formed in and has a substantial market presence in the Florida Keys. In recent years, the Bank has expanded into the adjacent Florida counties of Miami-Dade, Collier and Lee. In 2006 a new branch was opened in Highlands County located in south-central Florida. The Bank funds its lending activity primarily by gathering retail and commercial deposits from our service area. Significant economic growth in the southern portion of Miami-Dade County and along the southwest coast of Florida (Naples, Bonita Springs, and Ft. Myers area) offers opportunities for us to continue to grow our core banking franchise in these contiguous markets.

To date we have been utilizing a de novo branching strategy of evaluating and selecting sites and building new bank branch locations to enter and grow in these new markets. While de novo expansion has a dilutive effect on short-term earnings, the resulting growth will continue to add significant value to our franchise. By timing our expansion, we plan to balance earnings, growth and expense.

On November 13, 2006 we entered into a Plan of Merger and Merger Agreement with The Bank of Venice located in Sarasota County Florida. We believe this strategic merger will provide new growth opportunities through our operation of a local community bank in an attractive new market. The pricing, market and culture fit indicate the acquisition will be advantageous to our growth and expansion plans.

Performance Overview

TIB Financial Corp. is a financial services holding company focused on growth and expansion in the Florida marketplace and the parent company of TIB Bank. For the year ended December 31, 2006, net income from continuing operations was $8.99 million, or $0.78 per basic share and $0.76 per diluted share. These results compared with $7.19 million, or $0.63 per basic share and $0.61 per diluted share, for the prior year, and represent increases of approximately 25%, 24% and 25%, respectively.

Overall, 2006 marks the most profitable year of community banking in our 33 year franchise history. With a 25% increase in net income from continuing operations, our strategy of building relationships with small businesses and middle-market customers continues to drive our growth and expansion. Executing this strategy continued our steady course of strong loan growth and led to an increase of 21% from last year.

We believe the announcement of our strategic merger with The Bank of Venice and our de novo entrance into Highlands County are exemplary accomplishments which will further enhance our franchise value and current position in the marketplace.

The interest rate environment continues to be the dominant force affecting our industry and our main challenge is efficiently funding the growth of our loan portfolios. We are leveraging our current product and delivery advantages along with our sustainable customer service quality advantages in our efforts to increase market share and plan to continue to capitalize on the opportunities in our region.

Net interest income on a tax-equivalent basis was $47.4 million for 2006, an increase of 20% over $39.5 million a year ago. Non-interest income, which includes service charges on deposit accounts, real estate fees, and other operating income, totaled $6.28 million, increasing slightly from $6.26 million reported in the prior year.

Changes in monetary policy by the Federal Reserve affect the prime rate, our loan yields, our deposit and borrowing costs and our net interest margin. During a period of continuously increasing short-term interest rates through mid-year 2006, our interest margin contracted 20 basis points from 4.38% in 2005 to 4.18% in 2006.

Non-interest income includes a slight increase in service charges on deposit accounts, from $2.36 million in 2005 to $2.46 million in 2006 primarily due to an increase in volume of ATM usage. Fees on mortgage loans sold decreased. The decrease is primarily attributable to a lower volume of residential real estate closings in the Monroe and Collier counties markets resulting in lower residential mortgage originations and lower fees from the sale of mortgage loans.

Non-interest expense for 2006 was $35.8 million, compared with $31.9 million a year ago. The increase in non-interest expense for 2006 is primarily attributable to a 14% increase in salaries and employee benefits expenses associated with the Company’s ongoing expansion activities in the Southwest Florida market. Net occupancy and other expenses increased 11% compared to 2005.

Total assets increased 23% during 2006 to $1.32 billion as of December 31, 2006, compared with $1.08 billion a year ago. Total loans grew 21% to $1.06 billion as of December 31, 2006, compared with $882.3 million a year ago. Commercial real estate mortgage loans accounted for the largest categorical dollar increase during 2006, representing $94.3 million of the total increase. Asset growth was funded by a $125.0 million increase in FHLB advances and borrowings and an increase in total deposits to $1.03 billion as of December 31, 2006, representing deposit growth of 12% from $920.4 million in the prior year.

Credit quality remained strong as of December 31, 2006 with the allowance for loan losses totaling $9.58 million, or 0.90% of total loans and 227% of non-performing loans. Non performing loans at December 31, 2006 include a $1.6 million loan which is guaranteed for both principal and interest by a U.S. government agency. We discontinued accruing interest on this loan during December 2006 pursuant to a ruling made by the agency. These figures compare with 0.86% and 789%, respectively, as of December 31, 2005. Annual net charge-offs represented 0.15% of average loans as of December 31, 2006, compared with 0.14% as of December 31, 2005.

The considerable growth in our balance sheet and operations reflects the continued success of our strategic expansion into more dynamic growth markets in South Florida. By the end of 2006, approximately 43% of the Company’s customer deposit base was located outside our historical core business market of the Florida Keys. We have been able to continue to generate significant internal organic growth of new deposits and loans in our markets outside of the Keys, while maintaining high quality assets.

Economic and Operating Environment Overview

During 2006, business activity in our primary markets reflected the national trends of increased economic expansion with continued increases in overall employment due to productivity gains. In an effort to maintain restrictive monetary policy, the Federal Reserve elected to raise short-term interest rates 25 basis points four times during the year. Specifically, the target Federal Funds Rate began 2006 at 4.25% and ended the year at 5.25%. The Prime lending rate increased to 8.25% from 7.25% during the year.

The effect of the interest rate environment during 2006 was a contraction of our net interest margin. The increasing Prime rate directly affects yields on loans tied to that index and even loans not indexed to Prime are priced reflective of overall higher asset yields. In contrast, our growth rate and the related funding needs resulted in our decision to be more competitive on deposit pricing and seek additional wholesale funding. We believe that the net effect of the current interest rate environment will translate into margin contraction as we continue to manage these opposing factors with our increased funding needs and our desire to obtain such funding through our branch distribution system.

During 2006, the Bank continued to expand its indirect automobile lending program, in an effort to generate higher relative yielding assets. As of December 31, 2006, we had approximately $141.6 million of indirect auto loans outstanding. During the year, we increased production by leveraging the infrastructure we have established. Looking ahead, we expect continued increases in production which we plan to fund through securitization of production in excess of runoff causing the amount of indirect loans held in the portfolio to remain relatively stable. We believe this product continues to offer the Bank an attractive risk adjusted return.

Construction began in 2005 on our 16,000-square-foot banking office in Naples, Florida with the ribbon cutting ceremony celebrated on January 23, 2007. In December 2006 we opened our new Sebring branch in Highlands County. We expect to open one to two additional branches in Southwest Florida during 2007 and 2008. Additional branch sites will continue to be explored in other high-growth markets throughout Florida.

Additionally, on November 13, 2006, we entered into a Plan of Merger and Merger Agreement (the “Agreement”) with The Bank of Venice. Under the terms of the Agreement, The Bank of Venice, a Florida state chartered bank will become a wholly-owned subsidiary of the Company. Shareholders of The Bank of Venice will be entitled to receive $18.00 per share in TIB Financial common stock, and may elect to receive 10% of the consideration in cash. The closing of the merger is subject to the satisfaction of certain conditions, including regulatory approval and the approval by The Bank of Venice shareholders. We anticipate closing during the second quarter of 2007. As of December 31, 2006, The Bank of Venice had two locations in Venice, Florida, total assets of $66.4 million, total loans of $58.5 million, total deposits of $52.6 million and 885,414 shares outstanding.

Analysis of Financial Condition

Our assets totaled $1.32 billion at December 31, 2006 compared to $1.08 billion at the end of 2005, an increase of $243.0 million, or 23%. The growth in assets was primarily a result of increased lending activity as the Bank invested funds provided by deposit growth and borrowings.

Total loans increased $181.5 million or 21%, to $1.06 billion at December 31, 2006. The growth in the loan portfolio was primarily attributed to increases in commercial real estate loans of $94.3 million, indirect auto dealer loans of $23.5 million, construction loans of $32.5 million and farmland loans of $19.6 million.

Total deposits increased $109.0 million or 12%, from $920.4 million at the end of 2005 to $1.03 billion on December 31, 2006. Non-interest-bearing deposits decreased $10.4 million or 6%, while interest-bearing deposits increased $119.5 million or 16%.

Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable, and subordinated debentures, totaled $184.3 million at year end 2006 compared to $59.3 million at the end of 2005. During 2006, we increased our FHLB advances by $100.0 million and our subordinated debentures by $20.0 million. On January 3, 2005 we repaid $1.25 million of the notes payable at a 3% premium and on January 1, 2007 we repaid the remaining $4.0 million at par.

Shareholders’ equity increased $8.3 million or 11%, from $77.5 million on December 31, 2005 to $85.9 million at the end of 2006.

Book value per share increased to $7.33 at December 31, 2006, from $6.69 at December 31, 2005.

Results of Operations

Net income

2006 compared with 2005:

Net income from continuing operations was $8.99 million for 2006, compared to $7.19 million for 2005, an increase of 25%. Basic and diluted earnings per share from continuing operations for 2006 were $0.78 and $0.76, respectively, as compared to $0.63 and $0.61 per share in 2005.

Return on average assets based on net income from continuing operations was 0.74% for 2006 and 2005, while return on average shareholders’ equity based on net income from continuing operations was 11.05% and 10.19%, respectively.

As discussed in Note 2 of the accompanying "Notes to Consolidated Financial Statements", the Company closed the sale of the merchant bankcard processing segment in the fourth quarter of 2005. Accordingly, the Company’s 2006 net income of $9.25 million decreased 22% compared to $11.8 million in 2005 due to $4.6 million of net income from discontinued operations in 2005. Basic and diluted earnings per share for 2006 were $0.80 and $0.78, respectively, as compared to $1.04 and $1.00 per share in 2005.

2005 compared with 2004:

Net income from continuing operations was $7.19 million for 2005, compared to $4.64 million for 2004, an increase of 55%. As discussed in Note 2 of the accompanying "Notes to Consolidated Financial Statements", the Company closed the sale of the merchant bankcard processing segment in the fourth quarter of 2005.

The Company’s 2005 net income of $11.8 million increased 127% compared to $5.20 million in 2004. Basic and diluted earnings per share for 2005 were $1.04 and $1.00, respectively, as compared to $0.49 and $0.47 per share in 2004.

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

2006 compared with 2005:

Net interest income was $47.1 million for the year ended December 31, 2006, compared to $39.1 million for the same period in 2005. The 20% increase was mainly attributable to increased lending volume. Partially offsetting this increase were increases in interest expense on transaction accounts and more significantly time deposits, our highest cost deposit category as a percentage share of total deposits. Additional funding from short-term borrowings and FHLB advances also increased interest expense.

Many of the Bank’s loans are indexed to the prime rate. The higher level of the prime rate in 2006 compared to 2005 is reflected in the higher average yield of the loan portfolio due to higher rates earned on variable rate loans and new loan production. The average yield on interest-earning assets for the 2006 was 7.55% which was an increase of 91 basis points compared to the 6.64% yield earned during 2005. The average cost of interest-bearing liabilities increased 125 basis points from 2.82% during 2005 to 4.07% in 2006. The average cost of interest bearing deposits and all interest bearing liabilities reflect in part the increase in short-term interest rates and the change in the funding mix for 2006 as compared to 2005. As a result of these changes, our tax equivalent net interest margin contracted 20 basis points to 4.18% from 4.38% in 2005. Going forward, we expect market interest rates to remain stable resulting in relatively consistent loan yields while we expect deposit costs will continue to be subject to the forces of competitive pressure which may result in deposit rates increasing. In the current interest rate environment, we believe that our interest margin will contract further. The predominant driver in the increase in net interest income is and will continue to be the growth of our balance sheet. Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be considerably less in extent than the relative impact of asset growth.

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

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of interest-earning assets; the average balances, interest expense and average rate by major categories of interest-bearing liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 2006, 2005 and 2004.

Average Balance Sheets

	2006			2005			2004
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
ASSETS
Interest-earning assets:
Loans (a)(b)	$989,617	$78,382	7.92%	$772,363	$54,492	7.06%	$590,167	$37,724	6.39%
Investment securities—taxable	109,723	5,117	4.66%	73,213	2,978	4.07%	58,308	2,344	4.02%
Investment securities—tax exempt (b)	10,677	642	6.01%	9,595	572	5.96%	9,990	615	6.16%
Investment securities—tax exempt (b)(d)	3,251	390	12.00%	3,517	388	11.03%	3,497	368	10.52%
Interest bearing deposits in other banks	448	22	4.94%	359	10	2.90%	852	11	1.29%
FHLB stock	4,935	285	5.78%	2,725	113	4.15%	1,635	57	3.49%
Federal funds sold	15,465	739	4.78%	38,374	1,202	3.13%	11,438	127	1.11%
Total interest-earning assets	1,134,116	85,577	7.55%	900,146	59,755	6.64%	675,887	41,246	6.10%

Non-interest earning assets:
Cash and due from banks	22,402			21,680			18,866
Premises and equipment, net	32,205			27,007			24,295
Allowances for loan losses	(8,325)			(6,887)			(5,735)
Other assets	32,037			30,626			26,452
Total non-interest earning assets	78,319			72,426			63,878
Total Assets	$1,212,435			$972,572			$739,765

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing deposits:
NOW accounts	$131,386	3,500	2.66%	$92,754	919	0.99%	$76,068	330	0.43%
Money market	166,501	5,959	3.58%	165,266	3,686	2.23%	130,172	1,189	0.91%
Savings deposits	48,897	346	0.71%	47,774	243	0.51%	44,380	174	0.39%
Time deposits	477,204	21,852	4.58%	357,824	12,595	3.52%	227,834	6,878	3.02%
Total interest-bearing deposits	823,988	31,657	3.84%	663,618	17,443	2.63%	478,454	8,571	1.79%

Notes payable	4,000	367	9.18%	4,052	367	9.06%	5,250	482	9.18%
Short-term borrowings and FHLB advances	86,883	4,102	4.72%	39,465	1,282	3.25%	35,585	558	1.57%
Subordinated debentures	23,442	2,045	8.72%	13,000	1,212	9.32%	13,000	1,119	8.61%
Total interest bearing liabilities	938,313	38,171	4.07%	720,135	20,304	2.82%	532,289	10,730	2.02%

Non-interest bearing liabilities and shareholders’ equity:
Demand deposits	174,798			169,426			139,939
Other liabilities	17,903			12,443			8,266
Shareholders’ equity	81,421			70,568			59,271
Total non-interest bearing liabilities and shareholders’ equity	274,122			252,437			207,476
Total liabilities and shareholders’ equity	$1,212,435			$972,572			$739,765
Interest rate spread			3.48%			3.82%			4.08%
Net interest income		$47,406			$39,451			$30,516
Net interest margin (c)			4.18%			4.38%			4.51%

__________
(a)	Average loans include non-performing loans. Interest on loans includes loan fees of $632 in 2006, $468 in 2005 and $394 in 2004.
(b)
Interest income and rates include the effects of a tax equivalent adjustment using applicable Federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(c)	Net interest margin is net interest income divided by average total interest-earning assets.
(d)	Income from investment securities indicated hereon was 85% excluded from taxable income during 2006 and 90% excluded from taxable income during 2005 and 2004.

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

	2006 compared to 2005 Due to changes in			2005 compared to 2004 Due to changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (a)	$16,637	$7,253	$23,890	$12,550	$4,218	$16,768
Investment securities (a)	1,830	381	2,211	664	(53)	611
Interest-bearing deposits in other banks	3	9	12	(9)	8	(1)
FHLB stock	116	56	172	44	12	56
Federal funds sold	(918)	455	(463)	606	469	1,075
Total interest income	17,668	8,154	25,822	13,855	4,654	18,509

Interest expense
NOW accounts	511	2,070	2,581	86	503	589
Money market	28	2,245	2,273	393	2,104	2,497
Savings deposits	6	97	103	14	55	69
Time deposits	4,867	4,390	9,257	4,429	1,288	5,717
Notes payable	(5)	5	-	(109)	(6)	(115)
Short-term borrowings and FHLB advances	2,047	773	2,820	67	657	724
Subordinated debentures	916	(83)	833	-	93	93
Total interest expense	8,370	9,497	17,867	4,880	4,694	9,574

Change in net interest income	$9,298	$(1,343)	$7,955	$8,975	$(40)	$8,935
_______
(a)   Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Non-interest income

The following table presents the principal components of non-interest income for the years ended December 31:

(Dollars in thousands)	2006	2005	2004
Fees on mortgage loans sold	$1,599	$1,880	$1,852
Service charges on deposit accounts	2,457	2,360	2,547
Investment securities gains, net	-	1	106
Debit card income	711	572	422
Earnings on bank owned life insurance policies	400	416	404
Gain on sale of land	138	267	-
Retail investment services	-	-	333
Other	970	762	642
Total non-interest income	$6,275	$6,258	$6,306

    Over the past three years, non-interest income has remained relatively stable at approximately $6.3 million resulting from increases in service charges on deposit accounts and debit card income offset by declines in fees on residential loans sold at origination. The decrease in origination fees is primarily attributable to a lower volume of residential real estate closings in the Monroe and Collier counties markets during 2006 resulting in lower residential mortgage originations and lower fees from the sale of mortgage loans.

2006 compared to 2005:

Service charges on deposit accounts increased slightly in 2006. This increase is primarily due to growth in the number of deposit accounts and to increases in the volume of ATM usage. Debit card income also increased 24.3% over 2005 which resulted from the increase in customer usage of debit cards.

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

Non-interest expenses

The following table represents the principal components of non-interest expenses for the years ended December 31:

(Dollars in thousands)	2006	2005	2004
Salary and employee benefits	$20,205	$17,724	$14,385
Net occupancy expense	6,120	5,502	4,911
Accounting, legal, and other professional	1,710	1,444	1,223
Computer services	1,955	1,650	1,773
Postage, courier and armored car	845	719	617
Marketing and community relations	983	731	866
Operating supplies	581	589	542
Directors’ fees	518	468	438
Indirect loan production expense	276	379	231
Provision for unfunded commitments	(101)	316	47
Travel expenses	387	299	387
FDIC and state assessments	298	253	213
Amortization of intangibles	288	291	295
Repossessed asset expenses	312	128	64
Operational charge-offs	124	69	69
Other operating expenses	1,332	1,294	996
Total non-interest expenses	$35,833	$31,856	$27,057

Over the past three years, non-interest expenses have increased from $27.0 million to $35.8 million. The increases in this category are due primarily to the increases in employees, facilities and infrastructure necessary to manage and facilitate the expected future growth of the organization.

2006 compared to 2005:

Non-interest expense for 2006 was $35.8 million, an increase of approximately $4.0 million or 12.5% over $31.9 million for 2005. The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $2.5 million. At December 31, 2006 the Bank had 337 full-time employees and 11 part-time employees, compared to 332 full-time employees and 12 part-time employees at December 31, 2005. The higher personnel costs include approximately $305,000 of stock-based compensation expense. The Company began recording compensation expense related to stock options on January 1, 2006 pursuant to the adoption of SFAS 123R. Other expense includes a charitable contribution of approximately $135,000 expressing our commitment to and reinvestment in the community by funding the construction of affordable local housing.

2005 compared to 2004:

Non-interest expenses increased $4.8 million in 2005. Approximately $3.3 million of the increase was related to salary and employee benefits. At December 31, 2005, the Bank had 332 full-time employees and 12 part-time employees, compared to 309 full-time employees and 13 part-time employees at December 31, 2004. The increased staffing was attributable to the ongoing expansion activity in Southwest Florida and additions to manage growth throughout the Company. Net occupancy and other expense increased 12%. The majority of the increases in the non-interest expense category are the result of costs associated with the growth of our business.

Provision for income taxes

The provision for income taxes includes federal and state income taxes. The effective income tax rates for the years ended December 31, 2006, 2005, and 2004 were 36%, 37%, and 34%, respectively. The fluctuations in effective tax rates reflect the effect of the differences in deductibility of certain income and expenses. The primary factor is the higher overall level of pre-tax income from continuing operations resulting in a higher statutory tax rate. In addition, the lower proportion of tax free interest income to pre-tax income results in the provision for income taxes approaching statutory rates. Offsetting these factors, in 2006, was the recognition of a state income tax credit related to the Company’s funding of affordable housing construction costs for a local charitable organization. During 2006, the Company’s taxable income exceeded the 34% federal statutory income tax bracket and a portion of our taxable income was taxable at a rate of 35%. Additionally, during 2005, due primarily to the gain recognized on the sale of our merchant bankcard processing segment during that year, the Company’s taxable income exceeded the 34% Federal statutory tax bracket resulting in a portion of our taxable income being taxed at 35% and 38% statutory Federal income tax rates. Prior to 2005, the Company’s income tax expense had been based on a 34% statutory Federal income tax rate. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, our overall level of taxable income. See Notes 1 and 11 of our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof.

Loan Portfolio

Prior to our entrance into the Southwest Florida market in 2001, our primary locations were in the Florida Keys (Monroe County) and south Miami-Dade County. As this region’s primary industry is tourism, commercial loan demand is primarily for resort, hotel, restaurant, marina, and related real estate secured property loans. We serve this market by offering long-term, adjustable rate financing to the owners of these types of properties for acquisition and improvements. As our business has expanded in Southwest Florida, our loan portfolio has benefited from the resulting geographic diversification which is expected to provide more industry-based diversity to our loan portfolio. As of December 31, 2006, we had approximately $501.8 million of loans outstanding (including indirect auto dealer loans) in Southwest Florida, where we had also generated approximately $302.0 million in total deposits.

The cost of living in Monroe County is higher in comparison to other counties in Florida due in large part to the limited and expensive real estate with various construction restrictions and environmental considerations. Accordingly, collateral values on loans secured by property in this market are greater. Collier and Lee counties in Southwest Florida are significantly higher growth communities and the majority of the growth of our commercial loan portfolio has been generated by serving this market. The quality of our credit administration along with historically stable real estate values has kept loan losses for recent years at low levels.

Loans are expected to produce higher yields than investment securities and other interest-earning assets. The absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin. Total loans outstanding increased to $1.06 billion at the end of 2006 as compared to $882.4 million at year end 2005, an increase of 21%. Of this amount, real estate mortgage loans increased 23% from $657.8 million to $810.4 million. Commercial real estate mortgage loans accounted for much of this increase, growing from $452.0 million to $546.3 million at the respective year ends. Construction loans also increased significantly growing from $125.2 million at December 31, 2005 to $157.7 million at December 31, 2006. Another loan type that increased significantly in 2006 was indirect auto dealer loans. This portfolio increased from $118.0 million at December 31, 2005 to $141.6 million at December 31, 2006. We generally originate commercial loans with rates that fluctuate with the prime lending rate or may be fixed for initial periods of 3 to 5 years and residential loans held in the portfolio with rates that adjust periodically and are tied to the one year treasury index. At December 31, 2006, 74% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition our loan portfolio at December 31:

(Dollars in thousands)	2006	2005	2004	2003	2002
Real estate mortgage loans:
Commercial	$546,276	$451,969	$351,346	$297,221	$265,113
Residential	82,243	76,003	67,204	60,104	68,389
Farmland	24,210	4,660	4,971	2,317	443
Construction and vacant land	157,672	125,207	49,815	32,089	14,893
Commercial and agricultural loans	84,905	80,055	64,622	63,624	49,212
Indirect auto dealer loans	141,552	118,018	91,890	59,437	16,854
Home equity loans	17,199	17,232	13,856	12,574	17,475
Other consumer loans	9,795	9,228	9,817	11,232	9,364
Subtotal	1,063,852	882,372	653,521	538,598	441,743
Less: deferred loan costs (fees)	1,616	1,652	2,157	1,815	784
Less: allowance for loan losses	(9,581)	(7,546)	(6,243)	(5,216)	(4,272)
Net loans	$1,055,887	$876,478	$649,435	$535,197	$438,255

The two most significant components of our loan portfolio are commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of December 31, 2006.

(Dollars in thousands)	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$92,220	17%
1-4 Family and Multi Family	75,154	14%
Hotels/Motels	77,055	14%
Guesthouses	76,990	14%
Office Buildings	74,380	14%
Retail Buildings	57,930	10%
Restaurants	31,802	6%
Marinas/Docks	26,312	5%
Warehouse and Industrial	21,206	4%
Other	13,227	2%

Total	$546,276	100%

(Dollars in thousands)	Construction and Vacant Land	Percentage Composition
Construction:
Residential - owner occupied	$23,892	15%
Residential - commercial developer	42,664	27%
Commercial structure	24,035	15%
Total construction	90,591	57%

Land:
Raw land	6,580	4%
Residential lots	19,759	13%
Land development	9,578	6%
Commercial lots	31,164	20%
Total land	67,081	43%

Total construction and vacant land	$157,672	100%

The contractual maturity distribution of our loan portfolio at December 31, 2006 is indicated in the table below. The majority of these are amortizing loans.

	Loans maturing
(Dollars in thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Real estate mortgage loans:
Commercial	$67,436	$92,572	$386,268	$546,276
Residential	47	2,782	79,414	82,243
Farmland	15,000	1,720	7,490	24,210
Construction and vacant land (a)	72,507	50,484	34,681	157,672
Commercial and agricultural loans	30,895	43,390	10,620	84,905
Indirect auto dealer loans	1,848	106,740	32,964	141,552
Home equity loans	1,747	6,281	9,171	17,199
Other consumer loans	735	6,048	3,012	9,795
Total loans	$190,215	$310,017	$563,620	$1,063,852
__________
(a)   $23,892 of this amount relates to residential real estate construction loans that have been approved for permanent financing but are still under construction. The remaining amount relates to commercial real estate construction loans, some of which have been approved for permanent financing but are still under construction.

	Loans maturing
(Dollars in thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Loans with:
Predetermined interest rates	$25,983	$176,707	$73,433	$276,123
Floating or adjustable rates	164,232	133,310	490,187	787,729
Total loans	$190,215	$310,017	$563,620	$1,063,852

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio. Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Loss. When appropriate, a specific reserve will be established for individual loans. Otherwise, we allocate an allowance for each risk category. The allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

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

Since most of the factors that we use in constructing our estimate for the allowance have been relatively stable in recent years, the provisions we have used to estimate this allowance have been necessitated primarily by the overall level of loan growth and to replenish the allowance for specific charge-offs. Because we are principally a commercial bank and have a loan to deposit ratio greater than 90%, any estimate that is used as a multiplier on loan balances reflecting our best perception of a particular type of risk has the potential to have significant income effects if these multipliers change.

Further, since the net result of our calculation for the allowance results in this amount being 0.90% of outstanding loans, the risks associated with changes in the underlying factors of this calculation have an asymmetrical risk to the extent of possible negative as opposed to positive consequences. In other words, the current allowance reflects factors whose history has indicated and justified a relatively low allowance in percentage terms. These factors have limited capacity for improvement since associated risks cannot go to zero. However, for example, factors such as economic conditions and loan loss history could conceivably deteriorate dramatically. If that were to happen, the effect on the allowance calculation would be significant and, therefore, require a large provision to absorb higher potential losses.

Senior management and the Board of Directors review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses amounted to $9.6 million and $7.5 million at December 31, 2006 and December 31, 2005, respectively. Based on an analysis performed by management at December 31, 2006, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio. Our provision for loan losses was $3.5 million, $2.4 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Changes affecting the allowance for loan losses are summarized for the years ended December 31,

(Dollars in thousands)	2006	2005	2004	2003	2002
Balance at beginning of year	$7,546	$6,243	$5,216	$4,272	$3,675

Charge-offs:
Real estate mortgage loans:
Commercial	-	-	-	-	211
Residential	-	-	-	-
Farmland	-	-	-	-	-
Construction	-	-	-	-	-
Commercial and agricultural loans	12	107	92	183	14
Indirect auto dealer loans	1,557	1,045	1,313	370	16
Home equity loans	-	-	-	53	15
Other consumer loans	4	67	82	61	46
Total charge-offs	1,573	1,219	1,487	667	302

Recoveries:
Real estate mortgage loans:
Commercial	-	-	-	6	84
Residential	-	-	-	-	-
Farmland	-	-	-	-	-
Construction	-	-	-	-	-
Commercial and agricultural loans	20	6	38	1	-
Indirect auto dealer loans	55	65	3	8	-
Home equity loans	2	8	2	1	-
Other consumer loans	40	30	16	9	24
Total recoveries	117	109	59	25	108

Net charged off	1,456	1,110	1,428	642	194

Provision for loan losses	3,491	2,413	2,455	1,586	791

Allowance for loan losses at end of year	$9,581	$7,546	$6,243	$5,216	$4,272

Ratio of net charge-offs to average net loans outstanding	0.15%	0.14%	0.24%	0.13%	0.05%

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

	2006		2005		2004		2003		2002
(Dollars in thousands)	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans
Real estate mortgage loans:
Commercial	$3,764	51.4	$2,971	51.2	$2,513	53.7	$2,608	55.2	$2,656	60.0
Residential	191	7.7	168	8.6	144	10.3	151	11.2	178	15.5
Farmland	161	2.3	30	0.5	34	0.8	20	0.4	4	0.1
Construction	922	14.8	743	14.2	312	7.6	217	6.0	87	3.4
Commercial and agricultural loans	1,002	8.0	912	9.1	737	9.9	901	11.8	740	11.1
Indirect auto dealer loans	3,352	13.3	2,523	13.4	2,312	14.1	1,095	11.0	169	3.8
Home equity loans	87	1.6	85	2.0	67	2.1	78	2.3	216	4.0
Other consumer loans	102	0.9	114	1.0	124	1.5	146	2.1	222	2.1
	$9,581	100%	$7,546	100%	$6,243	100%	$5,216	100%	$4,272	100%

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

(Dollars in thousands)	2006	2005	2004	2003	2002
Total non-accrual loans (a)	$4,223	$956	$704	$390	$546
Accruing loans delinquent 90 days or more (a)	-	-	-	-	-
Total non-performing loans	4,223	956	704	390	546

Repossessed personal property (indirect auto dealer loans)	1,958	962	688	598	70
Other real estate owned (b)	-	190	882	193	550
Other assets (b)	2,861	2,815	2,665	2,472	2,519
Total non-performing assets	$9,042	$4,923	$4,939	$3,653	$3,685

Allowance for loan losses	$9,581	$7,546	$6,243	$5,216	$4,272

Non-performing assets as a percent of total assets	0.69%	0.46%	0.60%	0.55%	0.65%
Non-performing loans as a percent of gross loans	0.40%	0.11%	0.11%	0.07%	0.12%
Allowance for loan losses as a percent of non-performing loans (a)	226.88%	789.33%	886.79%	1,336.33%	783.19%

________
(a)
Non-performing loans from 2002 through 2005 exclude the $1.6 million loan discussed below that is guaranteed for both principal and interest by the USDA. In December 2006, the Bank stopped accruing interest on this loan pursuant to a ruling made by the USDA. Accordingly, the loan is included in total non-accrual loans as of December 31, 2006. Other non-accrual loans at December 31, 2003 through December 31, 2006 are primarily indirect auto dealer loans. At December 31, 2002, non-accrual loans were primarily residential real estate loans.

(b)
In 1998, the Bank made a $10.0 million loan to construct a lumber mill in northern Florida. Of this amount, $6.4 million had been sold by the Bank to other lenders. The loan was 80% guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million at December 31, 2006 and December 31, 2005. The loan was accruing interest until December 2006 when the Bank ceased the accrual of interest pursuant to a ruling made by the USDA. Accrued interest on this loan totals approximately $941,000 and $794,000 at December 31, 2006 and December 31, 2005, respectively.

In pursuing a sale of the property and equipment, the Bank has incurred various expenditures. The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. The non-guaranteed principal and interest ($2.0 million at December 31, 2006 and December 31, 2005) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $899,000 and $854,000 at December 31, 2006 and December 31, 2005, respectively, are included as “other assets” in the financial statements.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. Since the property had not been liquidated during this period, the Bank charged-off the non guaranteed principal and interest totaling $2.0 million at June 30, 2003, for regulatory purposes. Since we believe this amount is ultimately realizable, we did not write off this amount for financial statement purposes under generally accepted accounting principles.

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

Major sources of increases and decreases in cash and cash equivalents are as follows for the three years ending December 31:

(Dollars in thousands)	2006	2005	2004
Provided by operating activities	$11,607	$19,998	$6,801
Used by investing activities	(229,815)	(246,077)	(151,336)
Provided by financing activities	232,250	224,651	153,792
Net increase (decrease) in cash and cash equivalents	$14,042	$(1,428)	$9,257

As discussed in Note 16 of the Consolidated Financial Statements, the Company had unfunded loan commitments and unfunded letters of credit totaling $178.4 million at December 31, 2006. The Company believes the likelihood of these commitments either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, the Company has available borrowing capacity from various sources as discussed below.

The Bank has an unsecured overnight federal funds purchased accommodation up to a maximum of $25.0 million from its principal correspondent bank. Further, the Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is equal to up to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At December 31, 2006, in addition to $25.0 million in letters of credit used in lieu of pledging securities to the State of Florida there was $125.0 million in advances outstanding. Borrowings are collateralized by the Bank’s qualifying one-to-four family residential mortgage loans and commercial real estate loans. The amount eligible for collateral approximated $192.1 million at December 31, 2006.

Scheduled maturities and paydowns of loans and investment securities are a continued source of liquidity. Also, many adjustable rate residential real estate loans originated are salable in the secondary mortgage market at par or better and therefore provide a secondary source for liquidity.

At December 31, 2006, our gross loan to deposit ratio was 103.3% compared to a ratio of 95.9% at December 31, 2005. Management monitors and assesses the adequacy of our liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to us without prior regulatory approval at December 31, 2006 is approximately $24.4 million. These dividends represent the Company’s primary source of liquidity on a stand alone basis.

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at December 31, 2006 is presented in the table below.

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$389,395	$44,108	$59,696	$449,207	$121,446	$1,063,852
Investment securities-taxable	11,110	6,722	21,612	29,015	48,514	116,973
Investment securities-tax exempt	334	638	1,038	2,157	6,575	10,742
Marketable equity securities	3,484	-	-	-	-	3,484
FHLB stock	7,773	-	-	-	-	7,773
Federal funds sold	30,329	-	-	-	-	30,329
Interest-bearing deposit in other banks	386	-	-	-	-	386
Total interest-bearing assets	442,811	51,468	82,346	480,379	176,535	1,233,539

Interest-bearing liabilities:
NOW accounts	132,395	-	-	-	-	132,395
Money market	164,607	-	-	-	-	164,607
Savings deposits	45,076	-	-	-	-	45,076
Time deposits	165,880	152,061	131,980	78,072	6	527,999
Notes payable	-	-	-	-	4,000	4,000
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	97,250	-	50,000	-	-	147,250
Total interest-bearing liabilities	630,208	152,061	181,980	78,072	12,006	1,054,327

Interest sensitivity gap	$(187,397)	$(100,593)	$(99,634)	$402,307	$164,529	$179,212

Cumulative interest sensitivity gap	$(187,397)	$(287,990)	$(387,624)	$14,683	$179,212	$179,212

Cumulative sensitivity ratio	(15.2%)	(23.3%)	(31.4%)	1.2%	14.5%	14.5%

We are cumulatively liability sensitive through the one-year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as non-indexed NOW and passbook savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts. If market interest rates should decrease it is anticipated that our net interest margin would decrease. Also, as approximately 15% of our deposit funding is comprised of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. In the next three months, we anticipate short-term interest rates will remain stable and we expect that our net interest margin should decline. This expectation is due to the effects of competitive pressure on loan production at higher interest rates combined with increased depositor rate sensitivity driven largely by the higher interest rate environment. Thereafter, if the Federal Reserve’s monetary policy should result in a reversal of course where short-term interest rates begin to decrease as has historically occurred in the six to twelve months following a pause in increases, we anticipate that our net interest margin contraction would be slower because we have positioned the Company by increasing our liability sensitivity through variable borrowings and shorter term certificates of deposit. We expect this will be largely offset by the effect of having more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, we believe the $387.6 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two reasons. First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore offer us the opportunity to delay or diminish any rate re-pricings. Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate.

Interest-earning assets and time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced continued growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the -30% to 0% range. At December 31, 2006, the Company was outside this range with a one year cumulative sensitivity ratio of -31.4%. As we believe we are near the end of the cycle of Federal Reserve interest rate hikes, we have intentionally increased the liability sensitivity of the balance sheet through variable rate funding decisions when possible. The effectiveness of this tactic will depend on the timing and extent of the interest rate decreases we believe are likely to occur in the more distant future.

Investment Portfolio

Contractual maturities of investment securities at December 31, 2006 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date.

	Within 1 Year		After 1 Year Within 5 Years		After 5 Years Within 10 Years		After 10 Years		Other Securities
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Securities Available for Sale:
U.S. Treasury Securities	$101	5.23%	$4,861	3.47%	$-	-	$-	-	$-
U.S. Gov’t agencies and corporations	24,431	3.58%	23,080	4.09%	20,470	4.80%	15,017	5.77%	-
States and political subdivisions - tax exempt (a)	855	6.60%	2,159	5.86%	5,859	5.59%	1,869	5.74%	-
States and political subdivisions - taxable	-	-	259	7.73%	-	-	2,331	6.45%	-
Marketable equity securities (a)	-	-	-	-	-	-	-	-	3,484
Mortgage-backed securities	-	-	-	-	-	-	-	-	16,514
Collateralized debt obligations	-	-	-	-	-	-	9,909	6.85%	-
Total	$25,387	3.69%	$30,359	4.14%	$26,329	4.98%	$29,126	6.19%	$19,998

Yield by classification of investment securities at December 31, 2006 was as follows:

(Dollars in thousands)	Yield	Totals
Securities Available for Sale:
U.S. Treasury Securities	3.50%	$4,962
U.S. Government agencies and corporations	4.41%	82,998
States and political subdivisions - tax exempt (a)	5.75%	10,741
States and political subdivisions - taxable	6.58%	2,590
Marketable equity securities (a)	11.99%	3,484
Mortgage-backed securities	5.60%	16,515
Collateralized debt obligations	6.85%	9,909
Total	5.03%	$131,199
__________
(a)   Weighted average yields on tax exempt obligations and marketable equity securities have been computed by grossing up actual tax exempt income (85% for marketable equity securities) to a fully taxable equivalent basis using applicable statutory federal tax rates.

The following table presents the amortized cost, market value, unrealized gains, and unrealized losses for the major categories of our investment portfolio for each reported period:

Available for Sale—December 31, 2006

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury Securities	$5,087	$-	$125	$4,962
U.S. Government agencies and corporations	84,014	278	1,294	82,998
States and political subdivisions-tax exempt	10,818	22	98	10,742
States and political subdivisions-taxable	2,578	12	-	2,590
Marketable equity securities	3,000	484	-	3,484
Mortgage-backed securities	16,428	94	8	16,514
Collateralized debt obligations	9,996	-	87	9,909
	$131,921	$890	$1,612	$131,199

Available for Sale—December 31, 2005

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury Securities	$5,182	$1	$145	$5,038
U.S. Government agencies and corporations	64,145	5	1,738	62,412
States and political subdivisions-tax exempt	9,594	91	101	9,584
States and political subdivisions-taxable	2,655	8	-	2,663
Marketable equity securities	3,000	439	-	3,439
Mortgage-backed securities	10,083	193	24	10,252
Collateralized debt obligations	3,996	80	-	4,076
	$98,655	$817	$2,008	$97,464

Available for Sale—December 31, 2004

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury Securities	$5,178	$5	$29	$5,154
U.S. Government agencies and corporations	54,228	104	869	53,463
States and political subdivisions-tax exempt	9,596	246	26	9,816
States and political subdivisions-taxable	2,862	17	23	2,856
Marketable equity securities	3,000	987	-	3,987
Mortgage-backed securities	2,473	58	-	2,531
	$77,337	$1,417	$947	$77,807

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by us for the years ended December 31, 2006, 2005, and 2004.

	2006		2005		2004
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$174,798		$169,426		$139,939

Interest-bearing deposits
NOW Accounts	131,386	2.66%	92,754	0.99%	76,068	0.43%
Money market	166,501	3.58%	165,266	2.23%	130,172	0.91%
Savings deposit	48,897	0.71%	47,774	0.51%	44,380	0.39%
Time deposits	477,204	4.58%	357,824	3.52%	227,834	3.02%

Total	$998,786	3.17%	$833,044	2.09%	$618,393	1.39%

The following table presents the maturity of our time deposits at December 31, 2006:

(Dollars in thousands)	Deposits $100 and Greater	Deposits Less than $100	Total
Months to maturity:
3 or less	$103,016	$62,278	$165,294
4 to 6	72,872	79,448	152,320
7 through 12	70,704	61,307	132,011
Over 12	39,999	38,375	78,374
Total	$286,591	$241,408	$527,999

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations at December 31, 2006 are summarized in the table that follows. The amounts shown for commitments to extend credit and letters of credit are contingent obligations, some of which are expected to expire without being drawn upon. As a result, the amounts shown for these items do not necessarily represent future cash requirements. We believe that our current sources of liquidity are more than sufficient to fulfill the obligations we have as of December 31, 2006 pursuant to off-balance sheet arrangements and contractual obligations.

	Amount of Commitment Expiration Per Period
(Dollars in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements
Commitments to extend credit	$175,232	$91,189	$30,317	$8,699	$45,027
Standby letters of credit	3,190	2,874	316	-	-
Total	$178,422	$94,063	$30,633	$8,699	$45,027

Contractual obligations
Time deposits	$527,999	$449,625	$67,762	$10,606	$6
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,504	777	1,045	607	75
Purchase obligations	13,426	2,290	5,139	5,997	-
Long-term debt	37,000	-	-	-	37,000
Other long-term liabilities reflected on the balance sheet under GAAP	5,756	15	105	201	5,435
Total	$586,685	$452,707	$74,051	$17,411	$42,516

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

The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to eleven years. Future minimum lease payments, before considering renewal options that generally are present, total $2.5 million at December 31, 2006.

Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by the Company under long term contractual relationships.

Long term debt, at December 31, 2006, consists of subordinated debentures totaling $33 million and notes payable totaling $4 million. On January 1, 2007 we repaid the $4.0 million of notes at par. These borrowings are further described in Note 10 of the Consolidated Financial Statements.

Other long-term liabilities represent obligations under the non-qualified retirement plan for Bank directors and the non-qualified deferred compensation arrangement with certain of the Company’s executive officers. Under the director retirement plan, the Company pays each participant, or their beneficiary, the amount of board compensation fees that the director has elected to defer and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date. The amount presented above reflects the future obligation to be paid, assuming no future fee deferrals. Under the executive deferred compensation plan, the Company pays each participant, or their beneficiary, 43% of the executive’s highest compensation level in the three years immediately preceding the date of termination of employment in 180 equal monthly installments, beginning the month following the executive’s normal retirement date. The amount presented reflects the amount vested in this plan as of December 31, 2006.

Capital Adequacy

There are various primary measures of capital adequacy for banks and financial holding companies such as risk based capital guidelines and the leverage capital ratio. See Note 14 to the Consolidated Financial Statements.

As of December 31, 2006, the Bank exceeded its required levels of capital for a bank categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. The Bank’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 10.4%, its risk-based ratio of total capital to risk-weighted assets was 11.3%, and its leverage ratio was 9.0%.

As of December 31, 2006, the Company exceeded its required levels of capital under capital adequacy guidelines. The Company’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 10.1%, its risk-based ratio of total capital to risk-weighted assets was 11.8%, and its leverage ratio was 8.8%.

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

Recent Accounting Policies

During 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123R") which established accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective for fiscal years beginning after June 15, 2005 for all equity awards granted or modified after the effective date and for the subsequent vesting of previously granted awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the fair value and number of awards expected to actually vest, exclusive of awards expected to be forfeited. Previously, the Company accounted for stock options granted to employees according to the provisions of APB Opinion No. 25, whereby compensation expense was recorded based upon the intrinsic value method. The stock-based compensation table included in Note 1 of the accompanying financial statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Subsequent to adoption, the income tax benefits for the exercise of stock options in excess of income tax expense for financial reporting purposes are classified as cash inflows from financing activities and cash outflows from operating activities in the statement of cash flows. The Company adopted SFAS 123R on January 1, 2006, as required, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost for stock options using the fair value method starting in 2006.

During 2006, employee compensation expense includes $305,000 for stock options pursuant to the provisions of SFAS 123R. Prior to January 1, 2006, stock options were accounted for using the intrinsic value method; therefore, no stock based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 simplifies and conforms the accounting for certain financial instruments permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not embedded derivatives. The amendments to SFAS No. 140 allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. Management believes that adoption will have no effect on the Company’s financial condition, results of operations or liquidity.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This Standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this Statement will have a material impact on its consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Upon adoption, management believes that no cumulative effect adjustment will be charged to retained earnings to increase reserves for uncertain tax positions.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Company will be required to apply the new guidance beginning January 1, 2008, and management does not expect it to have a material impact on financial condition, results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. Adoption had no effect on the Company’s financial condition, results of operations or liquidity as the Company does not have any defined benefit plans falling within the scope of SFAS No. 158.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management has not yet completed its evaluation of the impact of adoption of EITF 06-4 but does not expect it to have a material impact on the financial condition, results of operations, or liquidity of the Company.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)”. This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Management does not believe the adoption of this issue will have a material impact on the financial condition, results of operations, or liquidity of the Company.

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

The interest rate sensitivity as of December 31, 2006 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from a gradual and parallel shift in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset Liability reporting. The results of the analysis indicate that net interest income could be expected to increase by approximately $704,000 in a gradual 12-month, 200 basis point interest rate increase. The analysis also indicates that a decrease in net interest income of approximately $1.4 million could be expected from a gradual 12-month, 200 basis point interest rate decrease.

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
Naples, Florida

We have audited the accompanying consolidated balance sheets of TIB Financial Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management's assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9A of the accompanying Form 10-K, that TIB Financial Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TIB Financial Corp.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIB Financial Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that TIB Financial Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, TIB Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Date:	By:	/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC
Fort Lauderdale, Florida March 8, 2007

TIB Financial Corp. and Subsidiaries

Consolidated Balance Sheets
As of December 31,

(Dollars in thousands, except per share amounts)	2006	2005
Assets
Cash and due from banks	$25,223	$24,347
Federal funds sold	30,329	17,163
Cash and cash equivalents	55,552	41,510

Investment securities available for sale	131,199	97,464

Loans, net of deferred loan costs and fees	1,065,468	884,024
Less: Allowance for loan losses	9,581	7,546
Loans, net	1,055,887	876,478

Premises and equipment, net	34,102	27,800
Intangible assets, net	813	1,100
Accrued interest receivable and other assets	41,540	31,718
Total Assets	$1,319,093	$1,076,070

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$159,380	$169,816
Interest-bearing	870,077	750,608
Total deposits	1,029,457	920,424

Federal Home Loan Bank (FHLB) advances	125,000	25,000
Short-term borrowings	22,250	17,284
Long-term borrowings	37,000	17,000
Accrued interest payable and other liabilities	19,524	18,838
Total liabilities	1,233,231	998,546

Shareholders’ equity
Preferred stock - no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 40,000,000 shares authorized, 11,720,527 and 11,585,196 shares issued	1,172	1,158
Additional paid in capital	40,514	38,973
Retained earnings	44,620	38,136
Accumulated other comprehensive loss	(444)	(743)
Total shareholders’ equity	85,862	77,524

Total Liabilities and Shareholders’ Equity	$1,319,093	$1,076,070

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share amounts)	2006	2005	2004
Interest and dividend income
Loans, including fees	$78,379	$54,488	$37,720
Investment securities:
U.S. Treasury securities	170	171	124
U.S. Government agencies and corporations	4,207	2,607	2,023
States and political subdivisions, tax-exempt	422	377	406
States and political subdivisions, taxable	163	169	197
Other investments	847	297	251
Interest-bearing deposits in other banks	22	10	11
Federal Home Loan Bank stock	285	113	57
Federal funds sold	739	1,202	127
Total interest and dividend income	85,234	59,434	40,916

Interest expense
Interest-bearing demand and money market	9,459	4,605	1,519
Savings	346	243	174
Time deposits of $100 or more	11,713	6,505	3,507
Other time deposits	10,139	6,090	3,371
Long-term debt-subordinated debentures	2,045	1,212	1,119
Federal Home Loan Bank advances	3,415	857	475
Short-term borrowings	687	425	83
Notes payable	367	367	482
Total interest expense	38,171	20,304	10,730

Net interest income	47,063	39,130	30,186
Provision for loan losses	3,491	2,413	2,455
Net interest income after provision for loan losses	43,572	36,717	27,731

Non-interest income
Service charges on deposit accounts	2,457	2,360	2,547
Investment securities gains, net	-	1	106
Fees on mortgage loans sold	1,599	1,880	1,852
Retail investment services	-	-	333
Other income	2,219	2,017	1,468
Total non-interest income	6,275	6,258	6,306

Non-interest expense
Salaries and employee benefits	20,205	17,724	14,385
Net occupancy and equipment expense	6,120	5,502	4,911
Other expense	9,508	8,630	7,761
Total non-interest expense	35,833	31,856	27,057

Income from continuing operations before income tax expense	14,014	11,119	6,980

Income tax expense	5,021	3,927	2,337

Income from continuing operations	8,993	7,192	4,643

Continued

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,
(Continued)

(Dollars in thousands, except per share amounts)	2006	2005	2004
Discontinued operations
Income from merchant bankcard operations	414	7,630	890
Income tax expense	160	2,998	335

Income from discontinued operations	254	4,632	555

Net income	$9,247	$11,824	$5,198

Basic earnings per common share
Continuing operations	$0.78	$0.63	$0.44
Discontinued operations	0.02	0.41	0.05
Basic earnings per share	$0.80	$1.04	$0.49

Diluted earnings per common share
Continuing operations	$0.76	$0.61	$0.42
Discontinued operations	0.02	0.39	0.05
Diluted earnings per share	$0.78	$1.00	$0.47

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2004	8,862,656	$886	$13,812	$26,203	$345	$41,246
Comprehensive income:
Net income				5,198		5,198
Other comprehensive income, net of tax benefit of $32:
Net market valuation adjustment on securities available for sale					15
Less: reclassification adjustment for gains included in net income					(66)
Other comprehensive loss, net of tax						(51)
Comprehensive income						$5,147
Public offering of common shares	2,300,000	230	23,000			23,230
Exercise of stock options	195,822	20	658			678
Income tax benefit from stock options exercised			246			246
Cash dividends declared, $.22625 per share				(2,433)		(2,433)
Balance, December 31, 2004	11,358,478	$1,136	$37,716	$28,968	$294	$68,114
Comprehensive income:
Net income				11,824		11,824
Other comprehensive income, net of tax benefit of $624:
Net market valuation adjustment on securities available for sale					(1,037)
Other comprehensive loss, net of tax						(1,037)
Comprehensive income						$10,787
Restricted stock grants	82,000	8	(8)			-
Stock-based compensation			98			98
Exercise of stock options	144,718	14	824			838
Income tax benefit from stock options exercised			343			343
Cash dividends declared, $.23125 per share				(2,656)		(2,656)
Balance, December 31, 2005	11,585,196	$1,158	$38,973	$38,136	$(743)	$77,524

Continued

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)
(Continued)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2005	11,585,196	$1,158	$38,973	$38,136	$(743)	$77,524
Comprehensive income:
Net income				9,247		9,247
Other comprehensive income, net of tax expense of $170:
Net market valuation adjustment on securities available for sale					299
Other comprehensive income, net of tax						299
Comprehensive income						$9,546
Restricted stock grants, net of 10,000 restricted stock cancellations	345
Stock-based compensation			564			564
Registration statement costs			(5)			(5)
Exercise of stock options	134,986	14	832			846
Income tax benefit related to stock-based compensation			150			150
Cash dividends declared, $.23625 per share				(2,763)		(2,763)
Balance, December 31, 2006	11,720,527	$1,172	$40,514	$44,620	$(444)	$85,862

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$9,247	$11,824	$5,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,642	2,511	2,245
Provision for loan losses	3,491	2,413	2,455
Deferred income tax benefit	(1,168)	(944)	(90)
Investment securities net gains	-	(1)	(106)
Gain on sale of merchant bankcard processing segment	(414)	(6,697)	-
Stock based compensation	564	98	-
Other	162	(496)	(52)
Mortgage loans originated for sale	(105,248)	(114,257)	(108,543)
Proceeds from sales of mortgage loans	105,412	119,321	108,543
Fees on mortgage loans sold	(1,599)	(1,880)	(1,852)
Increase in accrued interest receivable and other assets	(2,491)	(2,672)	(2,036)
Increase in accrued interest payable and other liabilities	1,009	10,778	1,039
Net cash provided by operating activities	11,607	19,998	6,801

Cash flows from investing activities:
Purchases of investment securities available for sale	(42,532)	(13,995)	(38,368)
Sales of investment securities available for sale	-	-	9,281
Repayments of principal and maturities of investment securities available for sale	9,296	1,103	3,797
Net (purchase) sale of FHLB stock	(4,993)	129	(660)
Proceeds from sales of loans	7,439	-	569
Proceeds from sale of merchant bankcard processing segment	-	7,250	-
Loans originated or acquired, net of principal repayments	(188,238)	(237,371)	(115,910)
Purchase of life insurance policies	-	-	(700)
Purchases of premises and equipment	(12,425)	(3,928)	(9,495)
Proceeds from disposal of premises, equipment and intangible assets	1,638	735	150
Net cash used by investing activities	(229,815)	(246,077)	(151,336)

Cash flows from financing activities:
Net increase in federal funds purchased and securities sold under agreements to repurchase	4,966	5,127	8,116
Net increase (decrease) in FHLB advances	100,000	(10,000)	(10,000)
Repayment of notes payable	-	(1,250)	-
Net increase in demand, money market and savings accounts	12,838	51,943	87,894
Net increase in time deposits	96,195	180,622	46,152
Proceeds from exercise of stock options	846	838	678
Proceeds from public offering of common stock	-	-	23,230
Proceeds from issuance of trust preferred securities	19,995	-	-
Income tax benefits related to stock based compensation in 2006	150	-	-
Cash dividends paid	(2,740)	(2,629)	(2,278)
Net cash provided by financing activities	232,250	224,651	153,792

Net (decrease) increase in cash and cash equivalents	14,042	(1,428)	9,257
Cash and cash equivalents at beginning of year	41,510	42,938	33,681
Cash and cash equivalents at end of year	$55,552	$41,510	$42,938

 (Continued)

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Continued)

	Years Ended December 31,
	2006	2005	2004
Supplemental disclosures of cash paid:
Interest	$33,983	$17,387	$10,542
Income taxes	10,330	3,530	1,945

Supplemental disclosures of non-cash transactions:
Mortgage backed securities issued and retained subsequent to securitization of residential mortgages	$-	$8,509	$-
Financing of sale of premises and equipment to third parties	2,136	1,100	1,010

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

TIB Financial Corp. is a financial holding company headquartered in Naples, Florida. The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiary, TIB Bank (Bank), collectively known as the “Company.” All significant inter-company accounts and transactions have been eliminated in consolidation. TIBFL Statutory Trust I, TIBFL Statutory Trust II and TIBFL Statutory Trust III were formed in conjunction with the issuance of trust preferred securities as further discussed in Note 10.

TIB Bank is the Company’s primary operating subsidiary. The Bank provides banking services from its seventeen branch locations in Monroe, Miami-Dade, Collier, Lee and Highlands counties, Florida. TIB Bank offers a wide range of commercial and retail banking and financial services to businesses and individuals. Account services include checking, interest-bearing checking, money market, savings, certificates of deposit and individual retirement accounts. The Bank offers all types of commercial loans, including: owner-operated commercial real estate; acquisition, development and construction; income-producing properties; working capital; inventory and receivable facilities; and equipment loans. Consumer loan products include residential real estate, installment loans, home equity, home equity lines, and indirect auto dealer loans.

The share and per share amounts discussed throughout this document have been adjusted to account for the effects of the two-for-one stock split distributed October 23, 2006.

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

Occasionally, the Bank securitizes residential real estate secured mortgages through the Federal Home Loan Mortgage Corporation (Freddie Mac). The Bank has, from time to time, retained the resulting securities. Prior to a securitization transaction, these loans are recorded as residential real estate loans and interest income is reported as interest income from loans. Subsequent to the transaction, if the securities are retained by the Bank, they are reported as mortgage-backed securities and interest income is reported as interest income from securities issued by U.S. Government agencies and corporations.

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

Loans Held for Sale

The majority of residential fixed rate mortgage loans are originated by the Bank and sold servicing released to third parties immediately with temporary recourse provisions. The recourse provisions may require the repurchase of the outstanding balance of loans which default within a limited period of time subsequent to the sale of the loan. The recourse periods vary by investor and extend up to one year subsequent to the sale of the loan. All fees are recognized as income at the time of the sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. The Bank has not historically experienced losses resulting from the recourse provisions described above. Accordingly, management believes that no such provision or allowance is necessary as of December 31, 2006 or 2005.

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

Intangible Assets

Intangible assets include core deposit base premiums arising from branch acquisitions and are initially measured at fair value. The deposit base premiums are being amortized using the straight-line method over an estimated life of 10 years.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Earnings Per Common Share

Basic earnings per share is net income divided by the weighted average number of common shares and vested restricted shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted shares computed using the treasury stock method.

Earnings per share have been computed based on the following for the years ended December 31:

	2006	2005	2004
Weighted average number of common shares outstanding:
Basic	11,609,394	11,423,948	10,619,720
Dilutive effect of options outstanding	266,010	376,944	339,672
Dilutive effect of restricted shares	14,202	-	-
Diluted	11,889,606	11,800,892	10,959,392

Stock options for 78,273, 20,000 and 59,440 shares of common stock were not considered in computing diluted earnings per common share for 2006, 2005, and 2004 because they were anti-dilutive. For 2006 and 2005, the anti-dilutive unvested restricted shares of common stock excluded in computing diluted earnings per common share were 305 and 82,000, respectively. The dilutive effect of stock options and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in stock based compensation expense from stock options of $305.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock based compensation cost from stock options is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, for the years ending December 31.

	2005	2004
Net income, as reported	$11,824	$5,198
Stock-based compensation expense determined under fair value based method, net of tax	268	215
Pro forma net income	$11,556	$4,983

Basic earnings per share as reported	$1.04	$0.49
Pro forma basic earnings per share	1.02	0.47
Diluted earnings per share as reported	1.00	0.47
Pro forma diluted earnings per share	0.99	0.46

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

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, subsequent to the sale of the merchant bankcard processing segment (see Note 2), operations are managed and financial performance is evaluated on a Company wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 simplifies and conforms the accounting for certain financial instruments permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not embedded derivatives. The amendments to SFAS No. 140 allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. Management believes that adoption will have no effect on the Company’s financial condition, results of operations or liquidity.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This Standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this Statement will have a material impact on its consolidated financial position or results of operations.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Upon adoption, management believes that no cumulative effect adjustment will be charged to retained earnings to increase reserves for uncertain tax positions.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Company will be required to apply the new guidance beginning January 1, 2008, and does not expect it to have a material impact on financial condition, results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. Adoption had no effect on the Company’s financial condition, results of operations or liquidity as the Company does not have any defined benefit plans falling within the scope of SFAS No. 158.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. The adoption of SAB 108 had no effect on the Company’s financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management has not yet completed its evaluation of the impact of adoption of EITF 06-4 but does not expect it to have a material impact on the financial condition, results of operations, or liquidity of the Company.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)”. This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Management does not believe the adoption of this issue will have a material impact on the financial condition, results of operations, or liquidity of the Company.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

Note 2—Acquisitions, Divestitures and Discontinued Operations

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

On December 30, 2005, the Company closed the sale of its merchant bankcard processing business segment to NOVA Information Systems, Inc. (“NOVA”). NOVA paid $7,250 in cash at the closing resulting in the Company recognizing a gain of $6,697 on the transaction. The transaction was structured as a sale of the segment assets. Accordingly, the results of operations of the Company’s merchant bankcard processing business segment are included in the Consolidated Statements of Income as “discontinued operations”. In connection with the sale, the Company entered into a Marketing and Sales Alliance Agreement and a Non-Competition Agreement. The Marketing and Sales Alliance Agreement provides for the exclusive referral by the Bank to NOVA of Bank customers seeking merchant card processing services, and on-going, active promotion of NOVA’s services to Bank customers. The Marketing and Sales Alliance Agreement has an initial term of ten years, and may be extended by the parties. The Non-Competition Agreement prohibits the Company from competing with NOVA to provide merchant card processing services, and prohibits the Bank from soliciting for such services (other than to be provided by NOVA) any merchants that had a merchant services relationship with the Bank at the time of the sale, and any merchants subsequently referred to NOVA. The Non-Competition Agreement is effective for so long as the Marketing and Sales Alliance Agreement is in effect. The non-solicitation covenant extends for two years following termination of the Marketing and Sales Alliance Agreement.

During 2006, the Company recorded additional gains totaling $414 relating primarily to the settlement of certain contractual early termination provisions on a basis that was more favorable than originally estimated.

The operating results of the merchant bankcard processing segment, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

Years ended December 31,	2006	2005	2004
Other income	$414	$12,865	$5,758
Depreciation and amortization	-	(8)	(40)
Other expense	-	(5,227)	(4,828)
Pretax income from discontinued operations	$414	$7,630	$890

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Pending Acquisition

On November 13, 2006, the Company entered into a Plan of Merger and Merger Agreement (the “Agreement”) with The Bank of Venice. Under the terms of the Agreement, The Bank of Venice, a Florida state chartered bank will become a wholly-owned subsidiary of the Company. Shareholders of The Bank of Venice will be entitled to receive $18.00 per share in TIB Financial common stock, and may elect to receive 10% of the consideration in cash. The closing of the merger is subject to the satisfaction of certain conditions, including regulatory approval and the approval by The Bank of Venice shareholders. The parties contemplate closing during the second quarter of 2007. As of December 31, 2006, The Bank of Venice had two locations in Venice, Florida, total assets of $66.4 million, total loans of $58.5 million, total deposits of $52.6 million and 885,414 shares outstanding.

Note 3—Cash and Due From Banks

Cash on hand or on deposit with the Federal Reserve Bank of $4,885 and $4,925 was required to meet regulatory reserve and clearing requirements at December 31, 2006, and December 31, 2005, respectively. These balances do not earn interest.

The Bank maintains an interest bearing account at the Federal Home Loan Bank of Atlanta. The total on deposit was approximately $386 and $292 at December 31, 2006 and December 31, 2005, respectively.

Note 4 - Investment Securities
The amortized cost, estimated fair value, and the related gross unrealized gains and losses recognized in accumulated other comprehensive income, are as follows for investment securities available for sale:

December 31, 2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,087	$-	$125	$4,962
U.S. Government agencies and corporations	84,014	278	1,294	82,998
States and political subdivisions—tax exempt	10,818	22	98	10,742
States and political subdivision—taxable	2,578	12	-	2,590
Marketable equity securities	3,000	484	-	3,484
Mortgage-backed securities	16,428	94	8	16,514
Collateralized debt obligations	9,996	-	87	9,909
	$131,921	$890	$1,612	$131,199

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

December 31, 2005	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,182	$1	$145	$5,038
U.S. Government agencies and corporations	64,145	5	1,738	62,412
States and political subdivisions—tax exempt	9,594	91	101	9,584
States and political subdivision—taxable	2,655	8	-	2,663
Marketable equity securities	3,000	439	-	3,439
Mortgage-backed securities	10,083	193	24	10,252
Collateralized debt obligations	3,996	80	-	4,076
	$98,655	$817	$2,008	$97,464

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2006	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$101	$-	$4,861	$125	$4,962	$125
U.S. Government agencies and corporations	-	-	60,539	1,294	60,539	1,294
States and political subdivisions—tax exempt	3,996	25	3,823	73	7,819	98
Mortgage-backed securities	-	-	1,084	8	1,084	8
Collateralized debt obligations	9,909	87	-	-	9,909	87
Total temporarily impaired	$14,006	$112	$70,307	$1,500	$84,313	$1,612

	Less than 12 Months		12 Months or Longer		Total
December 31, 2005	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$4,935	$145	$4,935	$145
U.S. Government agencies and corporations	20,074	353	37,215	1,385	57,289	1,738
States and political subdivisions—tax exempt	5,470	95	228	6	5,698	101
Mortgage-backed securities	1,537	24	-	-	1,537	24
Total temporarily impaired	$27,081	$472	$42,378	$1,536	$69,459	$2,008

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

The Company views the unrealized losses in the above table to be temporary in nature for the following reasons. First, the decline in market values are mostly due to an increase in market interest rates and are not credit related. These securities are mostly AAA rated securities and have experienced no significant deterioration in value due to credit quality concerns. Second, the magnitude of the unrealized losses of less than 3% of the fair value of those securities with losses is consistent with normal fluctuations of value due to the volatility of market interest rates. Finally, the nature of what makes up the security portfolio is determined by the overall balance sheet of the Company and currently it is suitable for the Company’s security portfolio to be primarily comprised of fixed rate securities. Fixed rate securities will by their nature react in price inversely to changes in market rates and that is liable to occur in both directions.

The estimated fair value of investment securities available for sale at December 31, 2006, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

December 31, 2006
Due in one year or less	$25,387
Due after one year through five years	30,358
Due after five years through ten years	26,329
Due after ten years	29,127
Marketable equity securities	3,484
Mortgage-backed securities	16,514
$131,199

At December 31, 2006, securities with a fair value of approximately $40,273 are subject to call during 2007.

Sales of available for sale securities were as follows:

	2006	2005	2004
Proceeds	$-	$-	$9,281
Gross gains	-	-	146
Gross losses	-	-	(43)

The tax provision related to net realized gains was $0, $0, and $39 during 2006, 2005, and 2004, respectively.

Maturities, principal repayments, and calls of investment securities available for sale during 2006, 2005 and 2004 were $9,296, $1,103, and $3,797, respectively. Net gains (losses) realized from calls and mandatory redemptions of securities during 2006, 2005 and 2004 were $0, $1, and $3, respectively.

Investment securities having carrying values of approximately $47,473 and $23,539 at December 31, 2006 and 2005, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and other purposes as required by law.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 5—Loans

Major classifications of loans are as follows:

December 31,	2006	2005
Real estate mortgage loans:
Commercial	$546,276	$451,969
Residential	82,243	76,003
Farmland	24,210	4,660
Construction and vacant land	157,672	125,207
Commercial and agricultural loans	84,905	80,055
Indirect auto dealer loans	141,552	118,018
Home equity loans	17,199	17,232
Other consumer loans	9,795	9,228
Total loans	1,063,852	882,372

Net deferred loan costs	1,616	1,652
Loans, net of deferred loan costs	$1,065,468	$884,024

Substantially all loans are made to borrowers in the Bank’s primary market area of Monroe, South Miami-Dade, Collier, Lee and Highlands counties of Florida.

In 1998, the Bank made a $10,000 loan to construct a lumber mill in northern Florida. Of this amount, $6,400 had been sold by the Bank to other lenders. The loan was 80% guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

The portion of this loan guaranteed by the USDA and held by us was approximately $1,600 at December 31, 2006 and December 31, 2005. The loan was accruing interest until December 2006 when the Bank ceased the accrual of interest pursuant to a ruling made by the USDA. Accrued interest on this loan totals approximately $941 and $794 at December 31, 2006 and December 31, 2005, respectively.

In pursuing a sale of the property and equipment, the Bank has incurred various expenditures. The Bank capitalized the liquidation costs and the portion of the protective advances which it expects will be fully reimbursed by the USDA. The non-guaranteed principal and interest ($1,961 at December 31, 2006 and December 31, 2005) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $899 and $854 at December 31, 2006 and December 31, 2005, respectively are included as “other assets” in the financial statements.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months. Since the property had not been liquidated during this period, the Bank charged-off the non guaranteed principal and interest totaling $1,961 at June 30, 2003, for regulatory purposes. Since the Company believes this amount is ultimately realizable, it did not write off this amount for financial statement purposes under generally accepted accounting principles.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Activity in the allowance for loan losses is as follows:

Years ended December 31,	2006	2005	2004
Balance, beginning of year	$7,546	$6,243	$5,216
Provision for loan losses charged to expense	3,491	2,413	2,455
Loans charged off	(1,573)	(1,219)	(1,487)
Recoveries of loans previously charged off	117	109	59
Balance, end of year	$9,581	$7,546	$6,243

Impaired loans are as follows:

Years ended December 31,	2006	2005
Year end loans with no allocated allowance for loan losses	$519	$324
Year end loans with allocated allowance for loan losses	142	-
Total	$661	$324
Amount of the allowance for loan losses allocated	$45	$-

	2006	2005	2004
Average of impaired loans during the year	$363	$599	$1,005
Interest income recognized during impairment	15	41	64
Cash basis interest income recognized	6	-	-

Non-performing loans include nonaccrual loans and accruing loans contractually past due 90 days or more. Nonaccrual loans are comprised principally of loans 90 days past due as well as certain loans, which are current but where serious doubt exists as to the ability of the borrower to comply with the repayment terms. Generally, interest previously accrued and not yet paid on nonaccrual loans is reversed during the period in which the loan is placed in a nonaccrual status. Non-performing loans are as follows:

Years ended December 31,	2006	2005
Nonaccrual loans (a)	$4,223	$956
Loans past due over 90 days still on accrual (a)	-	-

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

(a) Non-performing loans at December 31, 2006 includes the $1,600 loan discussed previously which is guaranteed for both principal and interest by a U.S. government agency. We discontinued accruing interest on this loan during December 2006 pursuant to a ruling made by the agency. Previously, this loan was excluded from non-performing loans.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 6—Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31,	2006	2005	Estimated Useful Life
Land	$10,712	$9,038
Buildings and leasehold improvements	16,591	17,372	1 to 40 years
Furniture, fixtures and equipment	14,261	13,833	1 to 40 years
Construction in progress	7,723	1,868
	49,287	42,111
Less accumulated depreciation	(15,185)	(14,311)
Premises and equipment, net	$34,102	$27,800

Depreciation expense for the years ended December 31, 2006, 2005, and 2004, was approximately $2,354, $2,219, and $1,950, respectively.

The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to eleven years. Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2006:

Years Ending December 31,
2007	$777
2008	698
2009	347
2010	328
2011	279
Thereafter	75
$2,504

Rental expense for the years ended December 31, 2006, 2005, and 2004, was approximately $794, $674, and $561, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 7—Intangible Assets

Intangible assets at December 31, consist of the following:

December 31,	2006			2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Core deposit intangible	$2,941	$2,136	$805	$2,941	$1,852	$1,089
Other	36	28	8	51	40	11
Total	$2,977	$2,164	$813	$2,992	$1,892	$1,100

Aggregate intangible asset amortization expense was $288, $291, and $295 for 2006, 2005, and 2004, respectively.

Estimated amortization expense for each of the next five years is as follows:

Years Ending December 31,
2007	$286
2008	249
2009	141
2010	135
2011	1

Note 8—Time Deposits

Time deposits of $100 or more were $286,591 and $222,058 at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of time deposits are as follows:

Years Ending December 31,
2007	$449,625
2008	46,513
2009	21,249
2010	2,776
2011	7,830
Thereafter	6
$527,999

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 9—Short-Term Borrowings and Federal Home Loan Bank Advances

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and a Treasury, tax and loan note option.

The Bank has an unsecured overnight federal funds purchased accommodation up to a maximum of $25,000 from its principal correspondent bank. Additionally, the Bank has agreements with various financial institutions under which securities can be sold under agreements to repurchase. The Bank also has securities sold under agreements to repurchase with commercial account holders whereby the Bank sweeps the customer’s accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by the Bank.

The Bank accepts Treasury, tax and loan deposits from certain commercial depositors and remits these deposits to the appropriate government authorities. The Bank can hold up to $1,700 of these deposits more than a day under a note option agreement with its regional Federal Reserve bank and pays interest on those funds held. The Bank pledges certain investment securities against this account.

The Bank invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20% of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At December 31, 2006, in addition to a $25,000 letter of credit used in lieu of pledging securities to the State of Florida, there was $125,000 in advances outstanding. At December 31, 2005, the amount of outstanding advances was $25,000. The outstanding amount at December 31, 2006 consists of:

Amount	Maturity Date	Repricing Frequency	Rate at December 31, 2006
$25,000	February 2007	Monthly	5.39%
$25,000	March 2007	Monthly	5.34%
$25,000	February 2008	Quarterly	5.35%
$50,000	December 2011 (a)	Fixed	4.18%
__________
 (a) The $50,000 advance has quarterly conversion dates beginning December 2007. If the FHLB chooses to convert the advance, the Bank has the option of prepaying the entire balance without penalty. Otherwise, the advance will convert to an adjustable rate, repricing on a quarterly basis. If the FHLB does not convert the advance, it will remain at the contracted fixed rate until the maturity date of December 2011.

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans. The amount of eligible collateral at December 31, 2006 was $192,116.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and FHLB advances:

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Year Ended December 31,	2006	2005
Federal funds purchased:
Balance:
Average daily outstanding	$915	$38
Year-end outstanding	-	-
Maximum month-end outstanding	13,042	-
Rate:
Weighted average for year	5.9%	2.9%
Weighted average interest rate at December 31	n/a	n/a

Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$20,506	$13,186
Year-end outstanding	20,352	15,300
Maximum month-end outstanding	31,451	19,473
Rate:
Weighted average for year	4.7%	3.0%
Weighted average interest rate at December 31	4.4%	4.1%

Treasury, tax and loan note option:
Balance:
Average daily outstanding	$1,051	$776
Year-end outstanding	1,898	1,984
Maximum month-end outstanding	1,898	1,984
Rate:
Weighted average for year	4.4%	2.8%
Weighted average interest rate at December 31	5.0%	4.0%

Advances from the Federal Home Loan Bank-Short Term:
Balance:
Average daily outstanding	$19,274	$466
Year-end outstanding	-	-
Maximum month-end outstanding	50,000	-
Rate:
Weighted average for year	5.5%	2.6%
Weighted average interest rate at December 31	n/a	n/a

Advances from the Federal Home Loan Bank-Long Term:
Balance:
Average daily outstanding	$45,137	$25,000
Year-end outstanding	125,000	25,000
Maximum month-end outstanding	125,000	25,000
Rate:
Weighted average for year	5.2%	3.4%
Weighted average interest rate at December 31	4.9%	4.4%

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 10—Other Borrowings

Line of Credit

Until its maturity on April 30, 2005, the Company had a $3,000 revolving line of credit with Independent Bankers’ Bank of Florida. Amounts outstanding under the line bore interest equal to the prime rate published in The Wall Street Journal minus one half percent, which was subject to change daily, and was subject to a 4.25% floor. Interest was payable monthly, and principal was due on demand, or if no demand was made, at maturity. This credit facility was secured by 100 percent of the outstanding shares of the Bank and required, among other things, that the Bank maintain a minimum Tier 1 capital ratio of 6 percent. There were no amounts outstanding under this line at December 31, 2006 or 2005 as the Company elected not to renew the line upon maturity.

Notes Payable

The Company entered into an agreement with the Company’s largest shareholder effective July 1, 2000, to purchase 1,050,000 shares of the Company’s common stock in exchange for four subordinated notes payable of the Company totaling $5,250. The interest rate on these notes was 13% per annum, with interest payments required quarterly. The principal balance was payable in full on October 1, 2010, the maturity date of the notes, and the notes could be prepaid by the Company at par any time after July 1, 2003. Effective January 1, 2002, the interest rate was reduced to 9%, the option to prepay was extended to January 1, 2007, and the maturity date was extended to January 1, 2012. On January 3, 2005 the Company repaid $1,250 of these notes at a 3% premium. On January 1, 2007, the remaining $4,000 was repaid at par.

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

On July 31, 2001, the Company participated in a pooled offering of trust preferred securities. The Company formed TIBFL Statutory Trust II (the “Trust II”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust II used the proceeds from the issuance of $5,000 in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points). The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly. The rate in effect at December 31, 2006 was 8.96%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.

On June 23, 2006, the Company issued $20,000 of additional trust preferred securities through a private placement. The Company formed TIBFL Statutory Trust III (the “Trust III”), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust III used the proceeds from the issuance of $20,000 in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 155 basis points). The rate in effect at December 31, 2006 was 6.92%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option at par after five years, and sooner, at a 5% premium, if specific events occur, subject to prior approval by the Federal Reserve Board, if then required.

The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 14).

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Contractual Maturities

At December 31, 2006, the contractual maturities of long-term borrowings were as follows:

	Fixed Rate	Floating Rate	Total
Due in 2007	$-	$-	$-
Due in 2008	-	-	-
Due in 2009	-	-	-
Due in 2010	-	-	-
Due in 2011	-	-	-
Thereafter	12,000	25,000	37,000
Total long-term debt	$12,000	$25,000	$37,000

Note 11—Income Taxes

Income tax expense (benefit) from continuing operations was as follows:

Years ended December 31,	2006	2005	2004
Current income tax provision:
Federal	$5,386	$3,985	$2,028
State	803	886	399
	6,189	4,871	2,427
Deferred tax benefit:
Federal	(1,018)	(805)	(76)
State	(150)	(139)	(14)
	(1,168)	(944)	(90)

Total	$5,021	$3,927	$2,337

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income taxes reported is as follows:

Years ended December 31,	2006	2005	2004
Pretax income from continuing operations	$14,014	$11,119	$6,980
Income taxes computed at Federal statutory tax rate	$4,815	$3,780	$2,373
Effect of:
Tax-exempt income, net	(330)	(324)	(340)
State income taxes, net	423	390	243
Stock based compensation expense, net	80	-	-
Other, net	33	81	61
Total	$5,021	$3,927	$2,337

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Year end deferred tax assets and liabilities were due to the following:

Years ended December 31,	2006	2005
Allowance for loan losses	$3,848	$3,045
Core deposit intangible	285	245
Deferred compensation	1,126	788
Net unrealized losses on securities available for sale	278	448
Other	112	182
Total gross deferred tax assets	5,649	4,708

Accumulated depreciation	(637)	(765)
Deferred loan costs	(621)	(555)
Other	(75)	(70)
Total gross deferred tax liabilities	(1,333)	(1,390)

Net deferred tax asset	$4,316	$3,318

Note 12—Employee Benefit Plans

The Bank maintains an Employee Stock Ownership Plan with 401(k) provisions that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Bank and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Bank will match 50 percent of salary reduction contributions up to 4 percent of compensation, not to exceed a maximum contribution of $1 per employee; and an additional discretionary contribution which may be made by the Bank and allocated to the accounts of participants on the basis of total relative compensation. Effective January 1, 2007, the Bank will match 50 percent of employee contributions up to 5 percent of compensation, and the maximum contribution cap of $1 per employee has been removed. The Bank contributed $152, $132, and $94 to the plan in 2006, 2005 and 2004, respectively. As of December 31, 2006, the Plan contained approximately 295,000 shares of the Company’s common stock.

In 2001, the Bank entered into salary continuation agreements with three of its executive officers. Two additional executive officers entered into salary continuation agreements in 2003 and another in 2004. The plan is a nonqualified deferred compensation arrangement that is designed to provide supplemental retirement income benefits to participants. The Bank expensed $617, $386, and $309 for the accrual of future salary continuation benefits in 2006, 2005 and 2004, respectively. The Bank has purchased single premium life insurance policies on these individuals. Cash value income (net of related insurance premium expense) totaled $234, $208, and $202 in 2006, 2005 and 2004, respectively. Other assets included $6,171 and $5,937 in surrender value and other liabilities included salary continuation benefits payable of $1,863 and $1,246 at December 31, 2006 and 2005, respectively.

In 2001, the Bank established a non qualified retirement benefit plan for eligible Bank directors. Under the plan, the Company pays each participant, or their beneficiary, the amount of fees deferred and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date. The Bank expensed $231, $233, and $273 for the accrual of current and future retirement benefits in 2006, 2005 and 2004, respectively, which included $170, $184, and $236 in 2006, 2005 and 2004 related to the annual director retainer fees and monthly meeting fees that certain directors elected to defer. The Bank has purchased single premium split dollar life insurance policies on these individuals. Cash value income (net of related insurance premium expense) totaled $141, $138, and $138 in 2006, 2005 and 2004. Other assets included $4,134 and $3,992 in surrender value in other assets and other liabilities included retirement benefits payable of $1,071 and $855 at December 31, 2006 and 2005, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 13—Related Party Transactions

The Bank had loans outstanding to certain of its executive officers, directors, and their related business interests as follows:

Beginning balance, January 1, 2006	$862
New loans	668
Effect of changes in related parties	16
Repayments	(786)
Ending balance, December 31, 2006	$760

Unfunded loan commitments to these individuals and their related business interests totaled $138 at December 31, 2006. Deposits from these individuals and their related interests were $2,206 and $4,237 at December 31, 2006 and 2005, respectively.

Note 14—Shareholders’ Equity and Minimum Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements results in certain discretionary actions by regulators that could have an effect on the Company’s operations. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. These minimum amounts and ratios along with the actual amounts and ratios for the Company and the Bank as of December 31, 2006 and 2005 are presented in the following tables.

December 31, 2006	Well Capitalized Requirement			Adequately Capitalized Requirement			Actual
		Amount	Ratio		Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A	N/A	$	≥51,336	≥4.0%	$112,368	8.8%
Bank	$	≥64,078	≥5.0%		51,262	≥4.0%	115,689	9.0%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥44,366	≥4.0%	$112,368	10.1%
Bank	$	≥66,519	≥6.0%		44,346	≥4.0%	115,689	10.4%

Total Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥88,733	≥8.0%	$131,074	11.8%
Bank	$	≥110,864	≥10.0%		88,692	≥8.0%	125,715	11.3%

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

December 31, 2005	Well Capitalized Requirement			Adequately Capitalized Requirement			Actual
		Amount	Ratio		Amount	Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A	N/A	$	≥42,255	≥4.0%	$88,839	8.4%
Bank	$	≥52,775	≥5.0%		42,220	≥4.0%	92,297	8.7%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥37,173	≥4.0%	$88,839	9.6%
Bank	$	≥55,744	≥6.0%		37,162	≥4.0%	92,297	9.9%

Total Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥74,346	≥8.0%	$100,931	10.9%
Bank	$	≥92,906	≥10.0%		74,325	≥8.0%	100,389	10.8%

At year end 2006 and 2005, the most recent regulatory notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Management believes, as of December 31, 2006, that the Company and the Bank meet all capital requirements to which they are subject. Tier 1 Capital includes the trust preferred securities that were issued in September 2000, July 2001 and June 2006 to the extent allowable.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Retained earnings of the Bank available for payment of dividends to the Company without prior regulatory approval at December 31, 2006, is approximately $24,357.

Note 15 - Stock-Based Compensation

As of December 31, 2006, the Company has one compensation plan under which shares of its common stock are issuable in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units. This is its 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders at the May 25, 2004 annual meeting. Previously, the Company had granted stock options under the 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (the “1994 Plan”) as amended and restated as of August 31, 1996. Under the 2004 Plan, the Board of Directors of the Company may grant nonqualified stock-based awards to any director, and incentive or nonqualified stock-based awards to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the 2004 Plan, the maximum number of shares of common stock of the Company that may be optioned or awarded through the 2014 expiration of the plan is 800,000 shares, no more than 266,000 of which may be issued pursuant to awards granted in the form of restricted shares. Such shares may be treasury, or authorized but unissued, shares of common stock of the Company. If options or awards granted under the Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

The following table summarizes the components and classification of stock-based compensation expense for the years ended December 31.

	2006	2005	2004
Stock Options	$305	$-	$-
Restricted Stock	259	98	-
Total stock-based compensation expense	$564	$98	$-

Salaries and employee benefits	$390	$5	$-
Other expense	174	93	-
Total stock-based compensation expense	$564	$98	$-

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $101 and $38 for the years ended December 31, 2006 and 2005, respectively.

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted for the years ended December 31.

	2006	2005	2004
Dividend yield	1.55%	1.93%	2.30%
Risk-free interest rate	4.89%	4.13%	4.08%
Expected option life	6.5 years	9 years	9 years
Volatility	31%	23%	33%
Weighted average grant-date fair value of options granted	$5.23	$3.75	$4.08

•	The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock. An increase in dividend yield will decrease stock compensation expense.

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

•	The volatility was estimated using historical volatility for periods approximating the expected option life. An increase in the volatility will increase stock compensation expense.

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

As of December 31, 2006, unrecognized compensation expense associated with stock options and restricted stock was $1,154 and $933 which is expected to be recognized over weighted average periods of approximately 3 years.

Stock Options

Under the 2004 Plan, the exercise price for common stock must equal at least 100 percent of the fair market value of the stock on the day an option is granted. The exercise price under an incentive stock option granted to a person owning stock representing more than 10 percent of the common stock must equal at least 110 percent of the fair market value at the date of grant, and such option is not exercisable after five years from the date the incentive stock option was granted. The Board of Directors may, at its discretion, provide that an option not be exercised in whole or in part for any period or periods of time as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it is granted. Stock options vest over varying service periods which range from vesting immediately to up to nine years.

A summary of the stock option activity in the plans is as follows:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2004	955,010	$5.83
Granted	75,000	11.38
Exercised	(195,822)	3.46
Expired or forfeited	(31,000)	8.79
Balance, December 31, 2004	803,188	$6.81
Granted	159,000	12.97
Exercised	(144,718)	5.79
Expired or forfeited	(39,500)	10.66
Balance, December 31, 2005	777,970	$8.06
Granted	85,624	15.13
Exercised	(134,986)	6.27
Expired or forfeited	(21,100)	10.72
Balance, December 31, 2006	707,508	$9.18

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Options exercisable at December 31,
2006		2005
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
271,384	$7.62	305,070	$6.76

The weighted average remaining terms for outstanding stock options and for exercisable stock options were 5.5 years and 3.9 years at December 31, 2006, respectively. The aggregate intrinsic value at December 31, 2006 was $5,879 for stock options outstanding and $2,679 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Options outstanding at December 31, 2006 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$4.50 - $6.20	246,275	4.15	$5.95	87,375	$5.92
6.33 - 11.38	239,409	4.03	8.37	149,609	7.48
11.40 - 16.20	221,824	8.53	13.64	34,400	12.59
$4.50 - $16.20	707,508	5.48	$9.18	271,384	$7.62

Proceeds received from the exercise of stock options were $846, $838 and $678 during the years ended December 31, 2006, 2005 and 2004, respectively. The intrinsic value related to the exercise of stock options was $1,297, $1,281 and $1,466, during the years ended December 31, 2006, 2005 and 2004, respectively. The intrinsic value related to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in the realization of tax benefits of $147, $343 and $246, during the years ended December 31, 2006, 2005 and 2004, respectively.

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

A summary of the restricted stock activity in the plan is as follows:

	2006		2005
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Balance, January 1,	82,000	$15.64	-	$-
Granted	10,345	15.83	82,000	15.64
Vested	(15,468)	16.20	-	-
Expired or forfeited	(10,000)	15.58	-	-
Balance, December 31,	66,877	$15.55	82,000	$15.64

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at December 31:

	2006		2005
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$7,906	$15,032	$6,320	$78,194
Unfunded commitments under lines of credit	896	151,398	742	145,737

Commitments to make loans are generally made for periods of 30 days. As of December 31, 2006, the fixed rate loan commitments have interest rates ranging from 5.75% to 18.00% and maturities ranging from 45 days to 20 years.

As of December 31, 2006 and 2005, the Company was subject to letters of credit totaling $3,190 and $2,374, respectively.

Note 17—Supplemental Financial Data

Components of other expense in excess of 1 percent of total interest and non-interest income are as follows:

Years Ended December 31,	2006	2005	2004
Operating supplies	$581	$589	$542
Computer services	1,955	1,650	1,773
Legal and professional fees	1,710	1,444	1,223
Marketing and community relations	983	731	866
Postage, courier, and armored car	845	719	617

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 18—Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows at December 31:

	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$55,552	$55,552	$41,510	$41,510
Investment securities available for sale	131,199	131,199	97,464	97,464
Loans, net	1,055,887	1,060,474	876,478	872,983
Federal Home Loan Bank and Independent Bankers’ Bank stock	7,899	7,899	2,906	2,906
Accrued interest receivable	8,319	8,319	6,404	6,404

Financial liabilities:
Non-contractual deposits	501,458	501,458	488,620	488,620
Contractual deposits	527,999	525,905	431,804	429,059
Federal Home Loan Bank Advances	125,000	124,730	25,000	25,000
Short-term borrowings	22,250	22,250	17,284	17,284
Notes payable	4,000	4,000	4,000	4,004
Subordinated debentures	33,000	33,449	13,000	13,630
Accrued interest payable	10,798	10,798	6,609	6,609

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 19—Condensed Financial Information of TIB Financial Corp.

Condensed Balance Sheets
(Parent Only)

December 31,	2006	2005
Assets:
Cash on deposit with subsidiary	$6,323	$922
Dividends receivable from subsidiaries	21	10
Investment in bank subsidiary	117,504	93,982
Investment in other subsidiaries	1,022	403
Income tax receivable	-	300
Other assets	664	442
Total Assets	$125,534	$96,059

Liabilities and Shareholders’ Equity:
Dividends payable	$703	$681
Interest payable	778	438
Notes payable	38,022	17,403
Other liabilities	169	13
Shareholders’ equity	85,862	77,524
Total Liabilities and Shareholders’ Equity	$125,534	$96,059

Condensed Statements of Income
(Parent Only)

Year Ended December 31,	2006	2005	2004
Operating income:
Dividend from bank subsidiary	$7,630	$2,946	$3,708
Dividends from other subsidiaries	63	37	34
Other income	-	-	6
Total operating income	7,693	2,983	3,748

Operating expense:
Interest expense	2,475	1,616	1,636
Other expense	975	600	553
Total operating expense	3,450	2,216	2,189

Income before income tax benefit and equity in undistributed earnings of subsidiary	4,243	767	1,559
Income tax benefit	1,281	884	808
Income before equity in undistributed earnings of subsidiary	5,524	1,651	2,367
Equity in undistributed earnings of bank subsidiary	3,723	10,173	2,831

Net income	$9,247	$11,824	$5,198

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 19—Condensed Financial Information of TIB Financial Corp. (Continued)

Condensed Statements of Cash Flows
(Parent Only)

Year Ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net income	$9,247	$11,824	$5,198
Equity in undistributed earnings of bank subsidiary	(3,723)	(10,173)	(2,831)
Stock-based compensation expense	174	98	-
Increase (decrease) in net income tax obligation	377	(81)	709
(Increase) decrease in other assets	(238)	(36)	17
Increase (decrease) in other liabilities	419	(10)	15
Net cash provided by operating activities	6,256	1,622	3,108

Cash flows from investing activities:
Investment in bank subsidiary	(19,500)	-	(23,155)
Investment in other subsidiaries	(619)	-	-
Net cash used in investing activities	(20,119)	-	(23,155)

Cash flows from financing activities:
Repayment of note payable	-	(1,250)	-
Proceeds from exercise of stock options	846	838	678
Income tax benefits related to stock based compensation in 2006	150	-	-
Proceeds from bank subsidiary for equity awards	390	-	-
Proceeds from stock issuance	-	-	23,230
Proceeds from issuance of long-term debt	20,619	-	-
Cash dividends paid	(2,741)	(2,629)	(2,278)
Net cash provided (used) by financing activities	19,264	(3,041)	21,630

Net increase (decrease) in cash	5,401	(1,419)	1,583
Cash, beginning of year	922	2,341	758
Cash, end of year	$6,323	$922	$2,341

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 20—Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for 2006 and 2005:

	2006				2005
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:
Interest income	$23,240	$22,293	$20,822	$18,879	$17,360	$15,503	$14,225	$12,346
Net interest income	11,772	11,860	11,949	11,482	10,786	10,094	9,636	8,614
Income from continuing operations	1,864	2,437	2,329	2,363	1,898	1,949	1,997	1,348
Net income (a)	1,936	2,452	2,496	2,363	6,039	2,054	2,184	1,547

Earnings per share:
Income from continuing operations - Basic	$0.16	$0.21	$0.20	$0.20	$0.17	$0.17	$0.17	$0.12
Income from continuing operations - Diluted	0.16	0.21	0.20	0.20	0.16	0.16	0.17	0.11

(a) Net income for the fourth quarter of 2005 includes the gain recognized upon the sale of the Company’s merchant bankcard processing segment (see Note 2).

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

During the fourth quarter of 2006 and subsequent thereto, the Company has made no significant changes in its internal controls or in other factors which may significantly affect these controls subsequent to the evaluation of these controls by the Chief Executive Officer and Chief Financial Officer.

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

TIB Financial Corp.’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that, as of December 31, 2006, the company’s internal control over financial reporting is effective. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report appearing in Item 8, page 53 of this Form 10-K.

Date: March 8, 2007

/s/ Edward V. Lett
Edward V. Lett
President and Chief Executive Officer

/s/ Stephen J. Gilhooly
Stephen J. Gilhooly
Executive Vice President and Chief Financial Officer

(c) Audit Report of the Registered Public Accounting Firm

The audit report related to the audit of internal controls and management’s report on internal controls over financial reporting is included in Item 8, page 53 of this Form 10-K.

ITEM 9B: OTHER INFORMATION

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Information About the Board of Directors and Their Committees” and “Executive Officers” under the caption "Election of Directors", “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company's 2007 Annual Shareholders Meeting is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. We have posted the text of our code of ethics on our website at www.tibbank.com in the section titled “Investor Relations.” In addition, we intend to promptly disclose (i) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver, and the date of the waiver on our website in the future.

ITEM 11: EXECUTIVE COMPENSATION

The information contained under the captions "Compensation of Executive Officers” and “Compensation of Directors" in the Proxy Statement to be utilized in connection with the Company's 2007 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the captions "Management and Principal Shareholders" and “Equity Compensation Plan Information” under “Compensation of Executive Officers” in the Proxy Statement to be utilized in connection with the Company's 2007 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Director Independence” under “Election of Directors” and "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 2007 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption "Independent Public Accountants" in the Proxy Statement to be utilized in connection with the Company's 2007 Annual Shareholders Meeting is incorporated herein by reference.

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

3. Exhibits

Exhibit Numbers

3.1	Restated Articles of Incorporation (a)
3.2	Amendment to Articles of Incorporation (b)
3.3	Bylaws (c)
4.1	Specimen Stock Certificate (d)
10.1	Employment Agreement between Edward V. Lett, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.2	401(K) Savings and Employee Stock Ownership Plan (d), (e)
10.3	Employee Incentive Stock Option Plan (d), (e)
10.4	Employment Agreement between Millard J. Younkers, Jr., TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.5	Employment Agreement between David P. Johnson, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.6	Employment Agreement between Michael D. Carrigan, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (g)
10.7	Employment Agreement between Alma Shuckhart, TIB Financial Corp., and TIB Bank effective March 1, 2004. (e), (g)
10.8	Employment Agreement between Stephen J. Gilhooly, TIB Financial Corp., and TIB Bank effective September 27, 2006 (e), (h)
10.9	Form of Director Deferred Fee Agreement (e), (i)
10.10	Form of Salary Continuation Agreement (e), (i)
10.11	Form of Executive Officer Split Dollar Agreement (e), (i)
10.12	Form of Director Deferred Fee Agreement - First Amendment (e), (f)
10.13	Form of Executive Officer Split Dollar Agreement - First Amendment (e), (f)
10.14	Form of Salary Continuation Agreement - First Amendment (e), (j)
10.15	Form of Restricted Stock Agreement (k)
10.16	Form of Restricted Stock Agreement Addendum (k)
10.17	Form of Salary Continuation Agreement - Second Amendment (e)
10.18	Marketing and Sales Alliance Agreement (k)
10.19	Non-Competition Agreement (k)
10.20	Plan of Merger and Merger Agreement Between The Bank of Venice and TIB Financial Corp. dated November 13, 2006 (l)
14.1	Board of Directors Ethics Code (k)
14.2	Senior Financial Officer Ethics Code (k)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
99.1	Statement of Policy with respect to Related Person Transactions

(a)	Incorporated by reference to Appendix A in the Company’s Definitive Proxy Statement filed on April 8, 2004.
(b)	Item 3.2 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on September 28, 2006 and is incorporated herein by reference.
(c)	Previously filed by the Company as an Exhibit to the Company's Registration Statement (Registration No. 333-113489) and such document is incorporated herein by reference.
(d)
Previously filed by the Company as an Exhibit (with the same respective Exhibit Number as indicated herein) to the Company's Registration Statement (Registration No. 333-03499) and such document is incorporated herein by reference.

(e)	Represents a management contract or a compensation plan or arrangement required to be filed as an exhibit.
(f)	Items 10.1, 10.4, 10.5, 10.12 and 10.13 were previously filed by the Company as Exhibits to the Company’s December 31, 2003 10-K and such documents are incorporated herein by reference.
(g)	Items 10.6 and 10.7 were previously filed by the Company as an Exhibit to the Form 10-Q filed by the Company on November 8, 2006 and are incorporated herein by reference.
(h)	Item 10.8 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on September 27, 2006 and is incorporated herein by reference.
(i)	Items 10.9 through 10.11 were previously filed by the Company as Exhibits to the Company’s December 31, 2001 10-K and such documents are incorporated herein by reference.
(j)	Item 10.14 was previously filed by the Company as an Exhibit to the Company’s December 31, 2004 10-K and is incorporated herein by reference.
(k)	Items 10.15, 10.16, 10.18, 10.19, 14.1 and 14.2 were previously filed by the Company as Exhibits to the Company’s December 31, 2005 10-K and such documents are incorporated herein by reference.
(l)	Item 10.20 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on November 14, 2006 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2007.

TIB FINANCIAL CORP.

By:	/s/ Edward V. Lett
Edward V. Lett President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2007.

Signature	Title
/s/ Edward V. Lett	President (Principle Executive Officer), Chief Executive Officer and Director
Edward V. Lett

/s/ Richard C. Bricker, Jr.	Director
Richard C. Bricker, Jr.

/s/ Paul O. Jones	Director
Paul O. Jones, Jr., M.D.

/s/ Thomas J. Longe	Director
Thomas J. Longe

/s/ John G. Parks, Jr.	Director
John G. Parks, Jr.

/s/ Marvin F. Schindler	Director
Marvin F. Schindler

/s/ Otis T. Wallace	Director
Otis T. Wallace

/s/ Stephen J. Gilhooly	Chief Financial and Accounting Officer
Stephen J. Gilhooly