Form 10-Q
period 2007-03-31
TIB FINANCIAL CORP.
filed 2007-05-10
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
MARCH 31, 2007	000-21329

TIB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

FLORIDA		65-0655973
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		12,812,616
Class		Outstanding as of April 30, 2007

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended March 31, 2007

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1a.	Risk Factors	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$20,124	$25,223
Federal funds sold and securities purchased under agreements to resell	76,532	30,329
Cash and cash equivalents	96,656	55,552

Investment securities available for sale	142,227	131,199

Loans, net of deferred loan costs and fees	1,042,991	1,065,468
Less: Allowance for loan losses	9,044	9,581
Loans, net	1,033,947	1,055,887

Premises and equipment, net	34,268	34,102
Intangible assets, net	741	813
Accrued interest receivable and other assets	43,575	41,540
Total Assets	$1,351,414	$1,319,093

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$183,846	$159,380
Interest-bearing	873,717	870,077
Total deposits	1,057,563	1,029,457

Federal Home Loan Bank (FHLB) advances	125,000	125,000
Short-term borrowings	29,505	22,250
Long-term borrowings	33,000	37,000
Accrued interest payable and other liabilities	18,221	19,524
Total liabilities	1,263,289	1,233,231

Shareholders’ equity
Preferred stock - no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 40,000,000 shares authorized, 11,836,027 and 11,720,527 shares issued	1,184	1,172
Additional paid in capital	41,534	40,514
Retained earnings	45,781	44,620
Accumulated other comprehensive loss	(374)	(444)
Total shareholders’ equity	88,125	85,862

Total Liabilities and Shareholders’ Equity	$1,351,414	$1,319,093

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2007	2006
Interest and dividend income
Loans, including fees	$20,958	$17,328
Investment securities:
Taxable	1,434	1,050
Tax-exempt	171	165
Interest-bearing deposits in other banks	8	4
Federal Home Loan Bank stock	112	36
Federal funds sold and securities purchased under agreements to resell	696	296
Total interest and dividend income	23,379	18,879

Interest expense
Deposits	9,529	6,624
Federal Home Loan Bank advances	1,470	241
Short-term borrowings	198	125
Long-term borrowings	680	407
Total interest expense	11,877	7,397

Net interest income	11,502	11,482

Provision for loan losses	472	554
Net interest income after provision for loan losses	11,030	10,928

Non-interest income
Service charges on deposit accounts	643	556
Fees on mortgage loans sold	533	425
Other income	703	469
Total non-interest income	1,879	1,450

Non-interest expense
Salaries and employee benefits	5,504	4,948
Net occupancy and equipment expense	1,909	1,482
Other expense	2,563	2,143
Total non-interest expense	9,976	8,573

Income before income tax expense	2,933	3,805

Income tax expense	1,062	1,442

Net income	$1,871	$2,363

Basic earnings per common share	$0.16	$0.20

Diluted earnings per common share	$0.16	$0.20

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2007	11,720,527	$1,172	$40,514	$44,620	$	(444)	$85,862
Comprehensive income:
Net income				1,871			1,871
Other comprehensive income, net of tax expense of $43:
Net market valuation adjustment on securities available for sale						70
Other comprehensive income, net of tax							70
Comprehensive income							$1,941
Stock-based compensation			143				143
Exercise of stock options	115,500	12	872				884
Income tax benefit related to stock based compensation			5				5
Cash dividends declared, $.06 per share				(710)			(710)
Balance, March 31, 2007	11,836,027	$1,184	$41,534	$45,781	$	(374)	$88,125

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2006	11,585,196	$1,158	$38,973	$38,136	$(743)	$77,524
Comprehensive income:
Net income				2,363		2,363
Other comprehensive loss, net of tax benefit of $80:
Net market valuation adjustment on securities available for sale					(133)
Other comprehensive loss, net of tax						(133)
Comprehensive income						$2,230
Restricted stock grants	8,680					-
Stock-based compensation			116			116
Exercise of stock options	74,200	8	453			461
Income tax benefit related to stock based compensation			32			32
Cash dividends declared, $.05875 per share				(686)		(686)
Balance, March 31, 2006	11,668,076	$1,166	$39,574	$39,813	$(876)	$79,677

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,871	$2,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	751	659
Provision for loan losses	472	554
Deferred income tax expense (benefit)	33	(21)
Stock based compensation	143	116
Other	(221)	1
Mortgage loans originated for sale	(33,721)	(25,851)
Proceeds from sales of mortgage loans	33,641	24,843
Fees on mortgage loans sold	(533)	(425)
(Increase) decrease in accrued interest receivable and other assets	(1,201)	288
Increase (decrease) in accrued interest payable and other liabilities	58	(6,287)
Net cash provided by (used in) operating activities	1,293	(3,760)

Cash flows from investing activities:
Purchases of investment securities available for sale	(12,648)	(37,459)
Repayments of principal and maturities of investment securities available for sale	1,752	933
Net purchase of FHLB stock	(223)	(493)
Net (increase) decrease in loans	19,977	(53,326)
Purchases of premises and equipment	(1,085)	(3,747)
Proceeds from sale of premises, equipment and intangible assets	491	130
Net cash provided by (used in) investing activities	8,264	(93,962)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	72,216	92,689
Net (decrease) increase in time deposits	(44,110)	19,914
Net increase in federal funds purchased and securities sold under agreements to repurchase	7,255	2,286
Increase in long term FHLB advances	50,000	25,000
Repayment of long term FHLB advances	(50,000)	(25,000)
Repayment of notes payable	(4,000)	-
Proceeds from exercise of stock options	884	461
Income tax benefit related to stock-based compensation	5	32
Cash dividends paid	(703)	(681)
Net cash provided by financing activities	31,547	114,701

Net increase (decrease) in cash and cash equivalents	41,104	16,979
Cash and cash equivalents at beginning of period	55,552	41,510
Cash and cash equivalents at end of period	$96,656	$58,489

Supplemental disclosures of cash paid:
Interest	$13,173	$8,401
Income taxes	913	3,925

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2007
(Dollars in thousands except for share and per share amounts)

Note 1 - Basis of Presentation & Accounting Policies

TIB Financial Corp. is a financial holding company headquartered in Naples, Florida. TIB Financial Corp. owns and operates TIB Bank, which has a total of seventeen banking offices in Florida that are located in Monroe, Miami-Dade, Collier, Lee and Highlands counties.

The accompanying unaudited consolidated financial statements for TIB Financial Corp. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. For further information and an additional description of the Company’s accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2006.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiary, TIB Bank, collectively known as the Company. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts previously reported on have been reclassified to conform to the current period presentation. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of the two-for-one stock split distributed October 23, 2006 to shareholders of record on October 9, 2006.

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
March 31, 2007
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

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses and earnings per common share is included in the 2006 Annual Report on Form 10-K.

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the Company’s financial statements. The Company has no material unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a consolidated income tax return in the state of Florida. These returns are subject to examination by taxing authorities for all years after 2002.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. FAS 157 provides guidance about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair value measurements have on earnings. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management has not yet completed its evaluation of the impact of FAS 157.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)”. This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue on January 1, 2007, as required, did not have a material impact on the financial condition, results of operations, or liquidity of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for fiscal years beginning after November 15, 2007. Management has not yet completed its evaluation of the impact of the adoption of this Statement.

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2007
(Dollars in thousands except for share and per share amounts)

Note 2 - Investment Securities

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2007 and December 31, 2006 are presented below:

	March 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,089	$-	$106	$4,983
U.S. Government agencies and corporations	91,678	455	1,062	91,071
States and political subdivisions—tax exempt	10,484	17	81	10,420
States and political subdivisions—taxable	2,537	9	-	2,546
Mortgage-backed securities	15,052	87	6	15,133
Collateralized debt obligations	14,996	4	55	14,945
Marketable equity securities	3,000	129	-	3,129
	$142,836	$701	$1,310	$142,227

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,087	$-	$125	$4,962
U.S. Government agencies and corporations	84,014	278	1,294	82,998
States and political subdivisions—tax exempt	10,818	22	98	10,742
States and political subdivisions—taxable	2,578	12	-	2,590
Mortgage-backed securities	16,428	94	8	16,514
Collateralized debt obligations	9,996	-	87	9,909
Marketable equity securities	3,000	484	-	3,484
	$131,921	$890	$1,612	$131,199

Note 3 - Loans

Major classifications of loans are as follows:

	March 31, 2007	December 31, 2006
Real estate mortgage loans:
Commercial	$561,267	$546,276
Residential	80,188	82,243
Farmland	9,197	24,210
Construction and vacant land	155,421	157,672
Commercial and agricultural loans	71,382	84,905
Indirect auto dealer loans	136,892	141,552
Home equity loans	17,694	17,199
Other consumer loans	9,375	9,795
Total loans	1,041,416	1,063,852

Net deferred loan costs	1,575	1,616
Loans, net of deferred loan costs	$1,042,991	$1,065,468

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
March 31, 2007
(Dollars in thousands except for share and per share amounts)

Note 4 - Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006 follows:

	Three Months Ended March 31,
	2007	2006
Balance, January 1	$9,581	$7,546
Provision for loan losses charged to expense	472	554
Loans charged off	(1,058)	(297)
Recoveries of loans previously charged off	49	40
Balance, March 31	$9,044	$7,843

Note 5 - Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Basic	11,702,150	11,559,394
Dilutive effect of options outstanding	231,408	271,732
Dilutive effect of restricted stock awards	10,882	7,908
Diluted	11,944,440	11,839,034

Stock options for 94,441 and 46,646 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2007 and 2006, respectively, because they were anti-dilutive. There were no anti-dilutive unvested restricted shares of common stock for the three months ended March 31, 2007. For the three months ended March 31, 2006, 4,000 unvested restricted shares of common stock were not considered in computing diluted earnings per share because they were anti-dilutive. The dilutive effect of stock options and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Note 6 - Capital Adequacy

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
March 31, 2007
(Dollars in thousands except for share and per share amounts)

    To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. These minimum ratios along with the actual ratios for the Company and the Bank as of March 31, 2007 and December 31, 2006, are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2007 Actual	December 31, 2006 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥4.0%	8.6%	8.8%
Bank	≥5.0%	≥4.0%	8.8%	9.0%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥4.0%	10.5%	10.1%
Bank	≥6.0%	≥4.0%	10.7%	10.4%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥8.0%	11.7%	11.8%
Bank	≥10.0%	≥8.0%	11.6%	11.3%

Note 7 -Subsequent Event

On April 30, 2007, the Company completed the acquisition of The Bank of Venice, a Florida state chartered bank, which became a wholly-owned subsidiary of the Company. The Company issued 944,400 shares of common stock and paid approximately $355,000 of cash in exchange for all the outstanding shares of The Bank of Venice stock. As of March 31, 2007, The Bank of Venice had two locations in Venice, Florida, total assets of $71.9 million, total loans of $57.2 million and total deposits of $58.0 million.

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2007, and statement of income for the three months ended March 31, 2007. Operating results for the three months ended March 31, 2007 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2007.

Quarterly Summary

For the first quarter of 2007, net income was $1.87 million and diluted earnings per share were $0.16 compared to $2.36 million and $0.20 in the prior year, decreases of 21% and 20%, respectively.

The decrease in net income for the first quarter of 2007 over the respective prior-year period resulted primarily from level net interest income due to continued margin compression, increased operating expenses partially offset by higher non-interest income and a lower provision for loan losses. Highly competitive deposit pricing, the challenging interest rate environment and deposit mix changes negatively affected the first quarter net interest margin. Our net interest margin on a tax equivalent basis for the three months ended March 31, 2007 contracted to 3.74%, compared with 4.45% for the three months ended March 31, 2006.

The Company continued its investment in growth and expansion which resulted in a 16% increase in non-interest expense for the first quarter of 2007 to $9.98 million compared to $8.57 million for the first quarter of 2006. The increase reflected investments in people, systems and facilities to provide the platform for future asset, deposit and revenue growth.

Total assets increased to $1.35 billion as of March 31, 2007, representing 14% growth from $1.19 billion a year ago and 2% growth since December 31, 2006. Total loans increased 11% to $1.04 billion compared to $935 million a year ago, but declined 2% compared to $1.06 billion at December 31, 2006. Total deposits increased 3% to $1.06 billion as of March 31, 2007, compared with $1.03 billion at December 31, 2006 and March 31, 2006.

Credit quality was maintained across our commercial, commercial real estate and residential loan portfolios during the first quarter of 2007 and credit quality improvements in the indirect loan portfolio materialized as improved collections and increased recovery operations resulted in lower quarter-end delinquencies. During the first quarter, non-performing loans decreased to $3.05 million, or 0.3% of loans, due to lower delinquencies in the indirect loan portfolio as discussed above. As anticipated, we incurred higher first quarter charge-offs associated with the increased 2006 fourth quarter provision for loan losses. As of March 31, 2007, the allowance for loan losses totaled $9.04 million, or 0.87% of total loans and 297% of non-performing loans. These figures compare with 0.84% and 571% as of March 31, 2006 and 0.90% and 227% as of December 31, 2006, respectively.

Three Months Ended March 31, 2007 and 2006:

Results of Operations

For the first quarter of 2007, net income was $1.87 million and basic and diluted earnings per share were $0.16 compared to $2.36 million and $0.20 in the prior year, decreases of 21% and 20%, respectively.

Annualized return on average assets was 0.57% and 0.85% for the first quarter of 2007 and 2006, respectively, while the annualized return on average shareholders’ equity was 8.75% and 12.18% for the same periods.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits in other banks and investment securities. Our interest-bearing liabilities include deposits, federal funds purchased, notes payable related to Company shares repurchased, subordinated debentures, advances from the FHLB and other short term borrowings.

Net interest income was approximately $11.5 million in the three months ended March 31, 2007, level with the same period last year. The $4.5 million increase in interest and dividend income from the first quarter of 2007 over the first quarter of 2006 was mainly attributable to increased lending volume. Offsetting this increase were increases in the interest cost of transaction accounts of $1.1 million and, more significantly, time deposits ($1.8 million), our highest cost deposit category, as a percentage share of total deposits. Additional funding from short-term borrowings and FHLB advances also increased interest expense by $1.3 million.

Many of the Bank’s loans are indexed to the prime rate. The higher level of the prime rate in the first quarter of 2007 compared to the comparative period in 2006 is reflected in the higher average yield of the loan portfolio due to higher rates earned on variable rate loans and new loan production. The average yield on interest-earning assets for the first quarter of 2007 was 7.57% which was an increase of 27 basis points compared to the 7.30% yield earned during the first quarter of 2006. The average cost of interest-bearing liabilities increased 97 basis points from 3.53% in the first quarter of 2006 to 4.50% in the comparable period in 2007. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect in part the increase in short-term interest rates and the change in the funding mix for the first quarter of 2007 as compared to the same quarter in 2006. As a result of these changes our tax equivalent net interest margin contracted 71 basis points to 3.74% from 4.45% in the first quarter of 2006.

During the first quarter of 2007, our net interest margin was reduced in part by the higher level of short-term investment in federal funds sold. Federal funds sold increased, in general, due to net deposit growth of $28 million and a net reduction of loans of $22 million. During the period, we also closely managed the repricing of maturing certificates of deposit to contain the increase in cost of these deposits. The effect was a net reduction of certificates of deposit of $44.1 million. We generated growth of $72.2 million of lower cost demand, money market and savings accounts during the quarter, which more than offset the reduction of certificates of deposit and provide a more favorable mix of deposits. In addition, $50 million of floating rate (LIBOR based) FHLB advances that matured in the first quarter were refunded through $50 million of new, fixed rate FHLB advances with a term structure of three to five years. We were able to reduce the interest cost of these advances during the quarter from approximately 5.39% to 4.65% due to the inverted yield curve (longer-term interest rates are lower than shorter-term floating interest rates) and the callable feature of these borrowings.

In the current interest rate environment we believe that our interest margin may contract further. The predominant driver in the increase in net interest income is and will continue to be the growth of our balance sheet. Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be less in extent than the relative impact of growth of earning assets.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2007 and March 31, 2006.

	2007			2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,060,523	$20,959	8.01%	$913,725	$17,329	7.69%
Investment securities (2)	134,666	1,690	5.09%	109,310	1,299	4.82%
Interest-bearing deposits in other banks	591	8	5.49%	396	4	4.10%
Federal Home Loan Bank stock	7,711	112	5.89%	2,640	36	5.53%
Federal funds sold and securities purchased under agreements to resell	54,291	696	5.20%	27,128	296	4.43%
Total interest-earning assets	1,257,782	23,465	7.57%	1,053,199	18,964	7.30%

Non-interest-earning assets:
Cash and due from banks	23,027			25,215
Premises and equipment, net	34,398			29,279
Allowance for loan losses	(9,336)			(7,895)
Other assets	35,593			30,165
Total non-interest-earning assets	83,682			76,764
Total assets	$1,341,464			$1,129,963

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$149,865	$1,255	3.40%	$134,403	$735	2.22%
Money market	176,777	1,814	4.16%	167,499	1,262	3.06%
Savings deposits	48,860	139	1.15%	49,282	75	0.62%
Time deposits	513,335	6,321	4.99%	443,195	4,552	4.17%
Total interest-bearing deposits	888,837	9,529	4.35%	794,379	6,624	3.38%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	148,371	1,668	4.56%	38,421	366	3.86%
Long-term borrowings	33,043	680	8.35%	17,000	407	9.71%
Total interest-bearing liabilities	1,070,251	11,877	4.50%	849,800	7,397	3.53%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	165,187			182,878
Other liabilities	19,317			18,590
Shareholders’ equity	86,709			78,695
Total non-interest-bearing liabilities and shareholders’ equity	271,213			280,163
Total liabilities and shareholders’ equity	$1,341,464			$1,129,963

Interest rate spread (tax equivalent basis)			3.07%			3.77%
Net interest income (tax equivalent basis)		$11,588			$11,567
Net interest margin (3) (tax equivalent basis)			3.74%			4.45%

_______
(1)  Average loans include non-performing loans.
(2)  Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3)  Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the three months ended March 31, 2007 and March 31, 2006. For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2007 Compared to 2006 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase
Interest income
Loans (2)	$2,877	$753	$3,630
Investment securities (2)	315	76	391
Interest-bearing deposits in other banks	2	2	4
Federal Home Loan Bank stock	74	2	76
Federal funds sold and securities purchased under agreements to resell	341	59	400
Total interest income	3,609	892	4,501

Interest expense
NOW accounts	93	427	520
Money market	73	479	552
Savings deposits	(1)	65	64
Time deposits	784	985	1,769
Short-term borrowings and FHLB advances	1,225	77	1,302
Long-term borrowings	337	(64)	273
Total interest expense	2,511	1,969	4,480

Change in net interest income	$1,098	$(1,077)	$21

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

Provision for Loan Losses

The provision for loan losses decreased 15% to $472,000 in the first three months of 2007 compared to $554,000 in the comparable prior year period. The lower provision for loan losses in 2007 was primarily attributable to a net decline in loans outstanding during the quarter offset partially by an increase in indirect loan charge-offs resulting, as anticipated, from collections issues from the prior year. More effective collections operations reduced delinquencies in this portfolio to historical levels and resulted in a more normalized provision for loan losses during the first quarter of 2007. Total loans outstanding decreased $22.4 million, or 2%, during the first three months of 2007, as compared to an increase of $53.1 million, or 6%, during the first three months of 2006 which also affected the level of loan loss reserve and the provision for loan losses. Net charge-offs, which were almost entirely related to indirect loans except for one single home equity loan, were $1.01 million, or 0.39% of average loans on an annualized basis, during the three months ended March 31, 2007 compared to $257,000, or 0.11% of average loans on an annualized basis, for the same period in 2006.

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level.

Non-interest Income

Non-interest income for the first three months of 2007 was $1.88 million. This represents a 30% increase over the comparable prior year quarter which totaled $1.45 million. The increase was primarily attributable to gains recognized from the disposition of land coupled with increases in fees on mortgage loans originated and sold and service charges on deposit accounts. First quarter 2007 fees on mortgage loans originated and sold were $533,000, the highest level since the second quarter of 2005, representing a 25% increase from the first quarter of 2006.

Non-interest Expense

Non-interest expense for the first three months of 2007 was $9.98 million. This represented a 16% increase over the prior year period which totaled $8.57 million. The increase reflected investments in people, systems and facilities to provide the platform for future asset, deposit and revenue growth and additional repossession and collections operations costs related to the indirect auto dealer loan portfolio.

The increase in salary and employee benefits costs in the first quarter of 2007 relative to the first quarter of 2006 resulted primarily from $292,000 of additional salaries due to increases in staffing and annual salary increases to retain and provide incentives for employees, additional benefits and payroll related costs of approximately $129,000 and $106,000 of lower deferred loan origination costs.

The increase in occupancy expense resulted from several categories of expense. The most significant were: 1) increased property insurance costs of $138,000 due to higher insurance premiums and increased levels of coverage; 2) increased communication, equipment depreciation and software amortization costs of approximately $124,000; and 3) increased facility rent, repairs and maintenance costs of approximately $80,000.

The increase in other expense resulted primarily from two significant categories of expense. Increased activity in indirect loan collection and repossession operations resulted in approximately $227,000 of the increase. Additional marketing and community relations activities led to approximately $98,000 of the increase.

Balance Sheet

Total assets at March 31, 2007 were $1.35 billion, up 2% from total assets of $1.32 billion at December 31, 2006. Asset growth was funded in part by an increase in deposits of $28.1 million, or 3%. Total loans outstanding decreased $22.4 million, or 2%, to $1.04 billion for the first three months of 2007 from year end 2006 reflecting the impact of the pay-off of several large loans. The commercial real estate loan category was the only category to experience significant growth increasing $15.0 million, or 3%. Also, in the same period, investment securities increased $11.0 million. As the overall Company continues to experience growth, securities are purchased to maintain appropriate levels of liquid assets on the balance sheet.

At March 31, 2007 advances from the Federal Home Loan Bank were unchanged from the $125.0 million reported at December 31, 2006. Short-term borrowings increased due to higher balances of repurchase agreements with deposit customers, reflecting our business development efforts to attract new business customers.

Shareholders’ equity totaled $88.1 million at March 31, 2007, increasing $2.26 million from December 31, 2006. Book value per share increased to $7.45 at March 31, 2007 from $7.33 at December 31, 2006. The Company declared a quarterly dividend of $0.06 per share in the first quarter of 2007 and $0.05875 per share in the first quarter of 2006.

Loan Portfolio Composition

The two most significant components of our loan portfolio are classified in the condensed notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of March 31, 2007.

(Dollars in thousands)	Commercial Real Estate	Percentage Composition

Mixed Use Commercial/Residential	$94,307	17%
1-4 Family and Multi Family	78,789	14%
Hotels/Motels	78,443	14%
Guesthouses	77,931	14%
Office Buildings	72,329	13%
Retail Buildings	60,251	11%
Restaurants	32,961	6%
Marinas/Docks	26,271	4%
Warehouse and Industrial	21,465	4%
Other	18,520	3%

Total	$561,267	100%

	Construction and Vacant Land	Percentage Composition

Construction:
Residential - owner occupied	$22,114	14%
Residential - commercial developer	40,496	26%
Commercial structure	27,144	18%
	89,754	58%
Land:
Raw land	7,290	5%
Residential lots	17,803	11%
Land development	9,448	6%
Commercial lots	31,126	20%
Total land	65,667	42%

Total	$155,421	100%

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

Non-performing assets were as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Total nonaccrual loans (a)	$3,046	$4,223
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	3,046	4,223

Repossessed personal property (indirect auto dealer loans)	2,341	1,958
Other real estate owned	-	-
Other assets (b)	2,900	2,861
Total non-performing assets	$8,287	$9,042

Allowance for loan losses	$9,044	$9,581

Non-performing loans as a percent of gross loans	0.29%	0.40%
Non-performing assets as a percent of total assets	0.61%	0.69%
Allowance for loan losses as a percent of non-performing loans	297%	227%
Net charge-offs as a percent of average loans (c)	0.39%	0.15%

(a) Non-performing loans include the $1.6 million loan discussed below that is guaranteed for both principal and interest by the U.S. Department of Agriculture (USDA). In December 2006, the Bank stopped accruing interest on this loan pursuant to a ruling made by the USDA. Other non-accrual loans at March 31, 2007 and December 31, 2006 are primarily indirect auto dealer loans.

(b) In 1998, the Bank made a $10.0 million loan to construct a lumber mill in northern Florida. Of this amount, $6.4 million had been sold by the Bank to other lenders. The loan was 80% guaranteed as to principal and interest by the USDA. In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million at March 31, 2007 and December 31, 2006. The loan was accruing interest until December 2006 when the Bank ceased the accrual of interest pursuant to a ruling made by the USDA. Accrued interest on the guaranteed portion of this loan totals approximately $941,000 at March 31, 2007 and December 31, 2006.

In pursuing the collection of the loan, the Bank has incurred various expenditures. The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. The non-guaranteed principal and interest ($2.0 million at March 31, 2007 and December 31, 2006) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $939,000 and $899,000 at March 31, 2007 and December 31, 2006, respectively, are included as “other assets” in the financial statements.

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

(c) This ratio is computed by dividing annualized net charge offs for the three months ended March 31, 2007 and net charge offs for the twelve months ended December 31, 2006, by the average balance of loans outstanding for the three months ended March 31, 2007 and by the average balance of loans outstanding for the year ended December 31, 2006, respectively.

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $9.0 million and $9.6 million at March 31, 2007 and December 31, 2006, respectively. Our process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans. The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, and Substandard or Loss. When appropriate, a specific reserve will be established for individual loans. Otherwise, we allocate an allowance for each risk category. The allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

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

Based on an analysis performed by management at March 31, 2007, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon our recent historical loss experience, information known today and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Capital and Liquidity

The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes. As of March 31, 2007, the ratio of Total Capital to Risk Weighted Assets was 11.7%. The decrease from the 11.8% reported as of December 31, 2006 is related to the pay-off during the first quarter of 2007 of $4.0 million of subordinated debt which had been included in Tier 2 Capital.

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers. We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is equal to 20 percent of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral. At March 31, 2007, there were $125.0 million in advances outstanding in addition to $25.0 million in letters of credit used in lieu of pledging securities to the State of Florida to collateralize deposits. As of March 31, 2007 collateral availability under our agreements with the Federal Home Loan Bank provides for total borrowings of up to approximately $191.4 million.

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

Asset and Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to manage net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at March 31, 2007 is presented in the table below:

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$362,588	$39,520	$73,828	$447,005	$118,475	$1,041,416
Investment securities-taxable	21,706	8,186	13,509	34,498	50,779	128,678
Investment securities-tax exempt	636	325	1,979	1,153	6,327	10,420
Marketable equity securities	3,129	-	-	-	-	3,129
FHLB stock	7,996	-	-	-	-	7,996
Federal funds sold and securities purchased under agreements to resell	76,532	-	-	-	-	76,532
Interest-bearing deposit in other banks	352	-	-	-	-	352
Total interest-earning assets	472,939	48,031	89,316	482,656	175,581	1,268,523

Interest-bearing liabilities:
NOW accounts	145,216	-	-	-	-	145,216
Money market	188,220	-	-	-	-	188,220
Savings deposits	56,392	-	-	-	-	56,392
Time deposits	173,841	127,605	112,219	70,221	3	483,889
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	54,505	50,000	50,000	-	-	154,505
Total interest-bearing liabilities	643,174	177,605	162,219	70,221	8,003	1,061,222

Interest sensitivity gap	$(170,235)	$(129,574)	$(72,903)	$412,435	$167,578	$207,301

Cumulative interest sensitivity gap	$(170,235)	$(299,809)	$(372,712)	$39,723	$207,301	$207,301

Cumulative sensitivity ratio	(13.4%)	(23.6%)	(29.4%)	3.1%	16.3%	16.3%

We are cumulatively liability sensitive through the one-year time period, and asset sensitive in the over one year timeframes above. Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts. Because of this, if market interest rates should decrease, it is anticipated that our net interest margin would decrease. Also, as approximately 17% of our deposit funding is comprised of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. In the next three months, we anticipate short-term interest rates will remain stable and we expect that our net interest margin may decline. This expectation is due to the effects of competitive pressure on loan production at higher interest rates combined with increased depositor rate sensitivity driven largely by the higher interest rate environment. Thereafter, if federal monetary policy should result in a reversal of course, where short-term interest rates begin to decrease as has historically occurred in the months following a pause in increases, we anticipate that our net interest margin contraction would be slower because we have positioned the Company by increasing our liability sensitivity through variable rate borrowings and shorter term certificates of deposit. We expect this will be largely offset by the effect of having more total assets subject to rate changes than total liabilities that are rate sensitive in a short term period.

Even in the near term, we believe the $372.7 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two primary reasons. First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore offer us the opportunity to delay or diminish any rate re-pricings. Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate.

Interest-earning assets and time deposits are presented based on their contractual terms. It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. Since we have experienced continued growth in deposits, no net run off in any deposit category is assumed in the interest rate sensitivity table. It is our policy to maintain our cumulative one year gap ratio in the -30% to 0% range. At March 31, 2007, the Company is within this range with a one year cumulative sensitivity ratio of -29.4%. As we believe we are near the end of the cycle of Federal Reserve interest rate hikes, we have intentionally increased the liability sensitivity of the balance sheet through variable rate funding when possible. The effectiveness of this tactic will depend on the timing and extent of the interest rate decreases we believe are likely to occur in the more distant future.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2007, total unfunded loan commitments were approximately $184.0 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At March 31, 2007, commitments under standby letters of credit aggregated approximately $5.3 million.

The Company believes the likelihood of the unfunded loan commitments and unfunded letters of credit either needing to be totally funded or funded at the same time is low. However, should significant funding requirements occur, we have available borrowing capacity from various sources as discussed in the “Capital and Liquidity” section above.

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

The interest rate sensitivity as of March 31, 2007 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates. Specifically, the model derives expected interest income and interest expense resulting from a gradual and parallel shift in the yield curve. Rate changes are matched with known re-pricing intervals. The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset Liability reporting. As of March 31, 2007, this analysis indicates that the Bank would be expected to benefit in an increasing rate environment less than it would be expected to be harmed by a decreasing rate environment. The results of the analysis indicate that projected annualized net interest income could be expected to increase by approximately $1.3 million in a gradual 12-month, 200 basis point interest rate increase. The analysis also indicates that a projected annualized decrease in net interest income of approximately $1.8 million could be expected from a gradual 12-month, 200 basis point interest rate decrease.

We attempt to manage our interest rate risk by generating mostly adjustable rate loans and structuring the securities, wholesale funding, and Fed Funds positions to offset the re-pricing characteristics of our deposit liabilities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the three month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1a. Risk Factors

There has not been any material change in the risk factor disclosure from that contained in the Company's 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1	-	Employment Agreement between David F. Voigt, TIB Financial Corp., and The Bank of Venice effective May 1, 2007 *
Exhibit 31.1	-	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 31.2	-	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 32.1	-	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
Exhibit 32.2		Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
__________
*		Previously filed by the Company as an Exhibit (with the same respective Exhibit Number as indicated herein) to the Company’s May 2, 2007 8-K and such document is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.
Date: May 9, 2007	/s/ Edward V. Lett
Edward V. Lett President and Chief Executive Officer

Date: May 9, 2007	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President and Chief Financial Officer