Form 10-Q
period 2007-06-30
TIB FINANCIAL CORP.
filed 2007-08-09
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
JUNE 30, 2007	000-21329

TIB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

FLORIDA		65-0655973
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		12,821,216
Class		Outstanding as of July 31, 2007

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended June 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$21,147	$25,223
Federal funds sold and securities purchased under agreements to resell	24,343	30,329
Cash and cash equivalents	45,490	55,552

Investment securities available for sale	146,601	131,199

Loans, net of deferred loan costs and fees	1,087,264	1,065,468
Less: Allowance for loan losses	9,949	9,581
Loans, net	1,077,315	1,055,887

Premises and equipment, net	37,256	34,102
Goodwill	4,614	106
Intangible assets, net	2,795	813
Accrued interest receivable and other assets	44,702	41,434
Total Assets	$1,358,773	$1,319,093

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$173,196	$159,380
Interest-bearing	870,903	870,077
Total deposits	1,044,099	1,029,457

Federal Home Loan Bank (FHLB) advances	130,000	125,000
Short-term borrowings	32,062	22,250
Long-term borrowings	33,000	37,000
Accrued interest payable and other liabilities	17,342	19,524
Total liabilities	1,256,503	1,233,231

Shareholders’ equity
Preferred stock – no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 40,000,000 shares authorized, 12,821,216 and 11,720,527 shares issued	1,282	1,172
Additional paid in capital	55,661	40,514
Retained earnings	46,724	44,620
Accumulated other comprehensive loss	(1,397)	(444)
Total shareholders’ equity	102,270	85,862

Total Liabilities and Shareholders’ Equity	$1,358,773	$1,319,093

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$21,398	$19,013	$42,356	$36,341
Investment securities:
Taxable	1,547	1,360	2,981	2,410
Tax-exempt	168	178	339	343
Interest-bearing deposits in other banks	4	7	12	11
Federal Home Loan Bank stock	124	54	236	90
Federal funds sold and securities purchased under agreements to resell	709	210	1,405	506
Total interest and dividend income	23,950	20,822	47,329	39,701

Interest expense
Deposits	9,614	7,764	19,143	14,388
Federal Home Loan Bank advances	1,490	504	2,960	745
Short-term borrowings	286	158	484	283
Long-term borrowings	678	447	1,358	854
Total interest expense	12,068	8,873	23,945	16,270

Net interest income	11,882	11,949	23,384	23,431

Provision for loan losses	632	982	1,104	1,536
Net interest income after provision for loan losses	11,250	10,967	22,280	21,895

Non-interest income
Service charges on deposit accounts	657	576	1,300	1,132
Fees on mortgage loans sold	406	357	939	782
Other income	547	611	1,250	1,080
Total non-interest income	1,610	1,544	3,489	2,994

Non-interest expense
Salaries and employee benefits	5,698	4,909	11,202	9,857
Net occupancy and equipment expense	1,977	1,503	3,886	2,985
Other expense	2,513	2,342	5,076	4,485
Total non-interest expense	10,188	8,754	20,164	17,327

Income before income tax expense	2,672	3,757	5,605	7,562

Income tax expense	960	1,428	2,022	2,870

Income from continuing operations	1,712	2,329	3,583	4,692

Discontinued operations
Income from merchant bankcard operations	-	272	-	272
Income tax expense	-	105	-	105
Income from discontinued operations	-	167	-	167

Net Income	$1,712	$2,496	$3,583	$4,859

Basic earnings per common share
Continuing operations	$0.14	$0.20	$0.30	$0.41
Discontinued operations	-	0.02	-	0.01
Basic earnings per share	$0.14	$0.22	$0.30	$0.42

Diluted earnings per common share
Continuing operations	$0.14	$0.20	$0.29	$0.40
Discontinued operations	-	0.01	-	0.01
Diluted earnings per share	$0.14	$0.21	$0.29	$0.41

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, April 1, 2007	11,836,027	$1,184	$41,534	$45,781	$(374)	$88,125
Comprehensive income:
Net income				1,712		1,712
Other comprehensive income, net of tax benefit of $638:
Net market valuation adjustment on securities available for sale					(1,023)
Other comprehensive loss, net of tax						(1,023)
Comprehensive income						$689
Restricted stock grants	25,189	3	(3)			-
Stock-based compensation			170			170
The Bank of Venice acquisition	944,400	94	13,862			13,956
Exercise of stock options	15,600	1	98			99
Cash dividends declared, $.06 per share				(769)		(769)
Balance, June 30, 2007	12,821,216	$1,282	$55,661	$46,724	$(1,397)	$102,270

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, April 1, 2006	11,668,076	$1,166	$39,574	$39,813	$(876)	$79,677
Comprehensive income:
Net income				2,496		2,496
Other comprehensive loss, net of tax benefit of $816:
Net market valuation adjustment on securities available for sale					(1,262)
Other comprehensive loss, net of tax						(1,262)
Comprehensive income						$1,234
Restricted stock cancellations	(10,000)					-
Stock-based compensation			154			154
Exercise of stock options	24,764	2	141			143
Income tax benefit from stock options exercised			4			4
Cash dividends declared, $.05875 per share				(686)		(686)
Balance, June 30, 2006	11,682,840	$1,168	$39,873	$41,623	$(2,138)	$80,526

Continued

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2007	11,720,527	$1,172	$40,514	$44,620	$(444)	$85,862
Comprehensive income:
Net income				3,583		3,583
Other comprehensive income, net of tax benefit of $595:
Net market valuation adjustment on securities available for sale					(953)
Other comprehensive loss, net of tax						(953)
Comprehensive income						$2,630
Restricted stock grants	25,189	3	(3)			-
Stock-based compensation			313			313
The Bank of Venice acquisition	944,400	94	13,862			13,956
Exercise of stock options	131,100	13	970			983
Income tax benefit related to stock based compensation			5			5
Cash dividends declared, $.12 per share				(1,479)		(1,479)
Balance, June 30, 2007	12,821,216	$1,282	$55,661	$46,724	$(1,397)	$102,270

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2006	11,585,196	$1,158	$38,973	$38,136	$(743)	$77,524
Comprehensive income:
Net income				4,859		4,859
Other comprehensive loss, net of tax benefit of $896:
Net market valuation adjustment on securities available for sale					(1,395)
Other comprehensive loss, net of tax						(1,395)
Comprehensive income						$3,464
Restricted stock cancellations, net of 8,680 restricted stock issuances	(1,320)					-
Stock-based compensation			270			270
Exercise of stock options	98,964	10	594			604
Income tax benefit from stock options exercised			36			36
Cash dividends declared, $.1175 per share				(1,372)		(1,372)
Balance, June 30, 2006	11,682,840	$1,168	$39,873	$41,623	$(2,138)	$80,526

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,583	$4,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,577	1,328
Provision for loan losses	1,104	1,536
Deferred income tax benefit	(143)	(192)
Gain on sale of merchant bankcard processing segment	-	(272)
Stock based compensation	313	270
Other	(271)	(87)
Mortgage loans originated for sale	(61,274)	(53,024)
Proceeds from sales of mortgage loans	62,216	51,539
Fees on mortgage loans sold	(931)	(782)
(Increase) decrease in accrued interest receivable and other assets	(1,294)	650
Decrease in accrued interest payable and other liabilities	(2,046)	(3,605)
Net cash provided by (used in) operating activities	2,834	(2,220)

Cash flows from investing activities:
Purchases of investment securities available for sale	(24,013)	(37,459)
Repayments of principal and maturities of investment securities available for sale	9,391	7,007
Cash equivalent acquired from The Bank of Venice	10,176	-
Cash paid for The Bank of Venice	(568)	-
Net purchase of FHLB stock	(223)	(2,068)
Net decrease (increase) in loans	31,277	(121,064)
Purchases of premises and equipment	(2,136)	(6,969)
Proceeds from sale of loans	152	-
Proceeds from sale of premises, equipment and intangible assets	525	168
Net cash provided by (used in) investing activities	24,581	(160,385)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	56,048	52,747
Net (decrease) increase in time deposits	(98,912)	46,117
Net increase in federal funds purchased and securities sold under agreements to repurchase	9,812	2,895
Net proceeds from issuance of trust preferred securities	-	19,995
Increase in long term FHLB advances	-	35,000
Repayment of notes payable	(4,000)	-
Proceeds from exercise of stock options	983	604
Income tax benefit related to stock-based compensation	5	36
Cash dividends paid	(1,413)	(1,366)
Net cash provided by (used in) financing activities	(37,477)	156,028

Net decrease in cash and cash equivalents	(10,062)	(2,137)
Cash and cash equivalents at beginning of period	55,552	41,510
Cash and cash equivalents at end of period	$45,490	$39,373

Supplemental disclosures of cash flow:
Interest	$26,683	$16,103
Income taxes	1,763	6,760
Fair value of noncash assets acquired	68,229	-
Fair value of liabilities assumed	63,673	-
Fair value of common stock and stock options issued	13,956	-

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except for share and per share amounts)

Note 1 – Basis of Presentation & Accounting Policies

TIB Financial Corp. is a financial holding company headquartered in Naples, Florida.  TIB Financial Corp. is a multi-bank holding company which owns and operates TIB Bank and The Bank of Venice, with a total of nineteen banking offices in Florida that are located in Monroe, Miami-Dade, Collier, Lee, Highlands and Sarasota counties.

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

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank and The Bank of Venice (subsequent to its acquisition on April 30, 2007), collectively known as the Company.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain amounts previously reported on have been reclassified to conform to the current period presentation. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of the two-for-one stock split distributed October 23, 2006 to shareholders of record on October 9, 2006.

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning) and the term “Banks” means TIB Bank and The Bank of Venice.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  Individual commercial, commercial real estate and residential real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment.  If a loan is considered to be impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and indirect auto dealer loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2007
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

Acquisitions

The Company accounts for its business combinations based on the purchase method of accounting. The purchase method of accounting requires the Company to determine the fair value of the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

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

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except for share and per share amounts)

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

Note 2 – Investment Securities

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2007 and December 31, 2006 are presented below:

	June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,090	$-	$109	$4,981
U.S. Government agencies and corporations	95,946	3	1,619	94,330
States and political subdivisions—tax exempt	10,229	7	273	9,963
States and political subdivisions—taxable	2,536	4	29	2,511
Mortgage-backed securities	17,120	32	130	17,022
Collateralized debt obligations	14,996	-	196	14,800
Marketable equity securities	3,000	-	6	2,994
	$148,917	$46	$2,362	$146,601

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,087	$-	$125	$4,962
U.S. Government agencies and corporations	84,014	278	1,294	82,998
States and political subdivisions—tax exempt	10,818	22	98	10,742
States and political subdivisions—taxable	2,578	12	-	2,590
Mortgage-backed securities	16,428	94	8	16,514
Collateralized debt obligations	9,996	-	87	9,909
Marketable equity securities	3,000	484	-	3,484
	$131,921	$890	$1,612	$131,199

Note 3 – Loans

Major classifications of loans are as follows:

	June 30, 2007	December 31, 2006
Real estate mortgage loans:
Commercial	$580,506	$546,276
Residential	109,034	82,243
Farmland	8,991	24,210
Construction and vacant land	153,917	157,672
Commercial and agricultural loans	73,426	84,905
Indirect auto dealer loans	131,078	141,552
Home equity loans	17,297	17,199
Other consumer loans	11,356	9,795
Total loans	1,085,605	1,063,852

Net deferred loan costs	1,659	1,616
Loans, net of deferred loan costs	$1,087,264	$1,065,468

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except for share and per share amounts)

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2007 and 2006 follows:

	Six Months Ended June 30,
	2007	2006
Balance, January 1	$9,581	$7,546
Acquisition of The Bank of Venice	667	-
Provision for loan losses charged to expense	1,104	1,536
Loans charged off	(1,657)	(718)
Recoveries of loans previously charged off	254	62
Balance, June 30	$9,949	$8,426

Note 5 – Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic	12,424,422	11,592,044	12,064,882	11,575,810
Dilutive effect of options outstanding	166,293	256,094	196,988	264,404
Dilutive effect of restricted stock awards	7,943	11,930	10,659	9,962
Diluted	12,598,658	11,860,068	12,272,529	11,850,176

The dilutive effect of stock options and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Anti-dilutive stock options	237,593	106,426	113,516	76,700
Anti-dilutive restricted stock awards	21,935	-	999	-

Note 6 – Capital Adequacy

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements result in certain discretionary actions by regulators that could have an effect on the Company’s operations. The regulations require the Company and the Banks to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

TIB FINANCIAL CORP.
Unaudited Condensed Notes to Consolidated Financial Statements
June 30, 2007
(Dollars in thousands except for share and per share amounts)

    To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. These minimum ratios along with the actual ratios for the Company and the Banks as of June 30, 2007 and for the Company and TIB Bank as of December 31, 2006, are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2007 Actual	December 31, 2006 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥ 4.0%	9.2%	8.8%
TIB Bank	≥ 5.0%	≥ 4.0%	9.1%	9.0%
The Bank of Venice	≥ 5.0%	≥ 4.0%	11.5%	N/A

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	11.3%	10.1%
TIB Bank	≥ 6.0%	≥ 4.0%	11.1%	10.4%
The Bank of Venice	≥ 6.0%	≥ 4.0%	16.9%	N/A

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	12.3%	11.8%
TIB Bank	≥ 10.0%	≥ 8.0%	12.0%	11.3%
The Bank of Venice	≥ 10.0%	≥ 8.0%	18.2%	N/A

Note 7. – Acquisition

The Company completed the acquisition of The Bank of Venice, a Florida chartered commercial bank, on April 30, 2007 in exchange for consideration consisting of 944,400 shares of the Company’s common stock valued at approximately $13.6 million, cash of $568,000 and stock options valued at $364,000. The total purchase price, which includes certain direct acquisition costs of $173,000, totaled $14.7 million. Under the purchase method of accounting, the assets and liabilities of The Bank of Venice were recorded at their respective estimated fair values as of April 30, 2007 and are included in the accompanying balance sheet as of June 30, 2007. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. The Company is currently in the process of refining its estimates of the fair values of intangible assets acquired. Currently, goodwill and other intangible assets approximate $6.7 million.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$10,176
Securities available for sale	2,292
Federal Home Loan Bank Stock and other equity securities	496
Loans, net	55,395
Fixed assets	2,720
Goodwill	4,509
Core deposit intangible	2,150
Other	667
Total assets acquired	78,405

Deposits	57,506
FHLB advances	5,000
Other liabilities	1,167
Total liabilities assumed	63,673

Total consideration paid for The Bank of Venice	$14,732

The acquisition of The Bank of Venice provides an established entry point into the Sarasota County market and allows us to significantly accelerate the rate of franchise growth of the combined entity that would be greater than the Company could achieve on a de novo basis.

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2007, and statement of income for the three months and six months ended June 30, 2007.  Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2007.

Quarterly Summary

For the second quarter of 2007, net income was $1.71 million and diluted earnings per share were $0.14 compared to $2.50 million and $0.21 in the prior year.  Our second quarter 2007 net income from continuing operations was $1.71 million compared to $2.33 million in the prior year.  On a per diluted share basis, earnings from continuing operations were $0.14 for the second quarter of 2007 as compared to $0.20 for the second quarter of 2006.

Our results of operations during the second quarter of 2007 include the operations of The Bank of Venice subsequent to its acquisition on April 30, 2007. In connection with the acquisition, TIB Financial issued total consideration of approximately $14.7 million consisting of 944,400 shares of common stock, $568,000 of cash and 82,750 stock options in exchange for all of the outstanding common shares and stock options of The Bank of Venice. Dilution to earnings per share for the second quarter of 2007 resulting from the acquisition was approximately $0.01 per share.

The decrease in net income from continuing operations for the second quarter of 2007 over the respective prior-year period resulted primarily from a lower net interest margin and increased operating expenses.   The net interest margin continues to be impacted by the challenging interest rate environment and highly competitive deposit pricing.  The tax equivalent net interest margin was 3.73% for the three months ended June 30, 2007 and contracted slightly in comparison with the 3.74% net interest margin reported during the first quarter of 2007.  Excluding the effect of the acquisition of The Bank of Venice, the net interest margin would have been 3.74%.

The Company continued its investment in growth and expansion, which, combined with increased operating costs, resulted in a 16% increase in non-interest expense for the second quarter of 2007 to $10.19 million compared to $8.75 million for the second quarter of 2006. The increase includes two months of expense from The Bank of Venice totaling approximately $401,000.  Compared to the previous quarter and exclusive of the effects of the merger, non-interest expense declined approximately 2% during the second quarter of 2007.

Total assets increased to $1.36 billion as of June 30, 2007, representing 3% asset growth from December 31, 2006 and 10% asset growth from $1.23 billion as of June 30, 2006. Total loans increased 2% compared to $1.06 billion at December 31, 2006 and total deposits of $1.04 billion as of June 30, 2007 increased $14.6 million from December 31, 2006.  As of June 30, 2007, the effect of the acquisition of The Bank of Venice increased total assets by $75.7 million, total loans by $54.0 million and total deposits by $54.9 million.

As of June 30, 2007, non-performing loans were $4.40 million, or 0.4% of loans.  The allowance for loan losses increased to $9.95 million, or 0.92% of total loans, reflecting the acquisition of The Bank of Venice and the excess of our provision for loan losses over net charge-offs for the period.  Net charge-offs during the quarter represented 0.15% of average loans, comparable to 0.16% for the second quarter of last year.

Three Months Ended June 30, 2007 and 2006:

Results of Operations

For the second quarter of 2007, net income and income from continuing operations was $1.71 million compared to $2.50 million and $2.33 million respectively in the previous year’s quarter.  Basic and diluted earnings per share from net income and continuing operations were $0.14 in the second quarter of 2007.  In the second quarter of 2006 basic and diluted earnings per share from net income were $0.22 and $0.21, respectively, while basic and diluted earnings per share from continuing operations were $0.20.  Dilution to earnings per share for the second quarter of 2007 resulting from the acquisition of The Bank of Venice was approximately $0.01 per share.

Annualized return on average assets was 0.50% and 0.78% for the second quarter of 2007 and 2006, respectively, while the annualized return on average shareholders’ equity was 7.03% and 11.69% for the same periods.

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

Net interest income was approximately $11.9 million in the three months ended June 30, 2007, level with the same period last year. Net interest income of The Bank of Venice, subsequent to its acquisition on April 30, 2007, represented approximately $388,000 of the net interest income reported.  Net interest income for the period would have declined compared to the prior year absent the contribution from The Bank of Venice. The $3.1 million increase in interest and dividend income from the second quarter of 2007 over the second quarter of 2006 was mainly attributable to increased loan balances.  Offsetting this increase were increases in the interest cost of transaction accounts and time deposits due to increases in these balances and higher interest cost of these deposits.  Additional funding from short-term borrowings and FHLB advances increased interest expense by $1.1 million.

Many of the Banks’ loans are indexed to the prime rate.  The prime rate has remained level since the end of the second quarter of 2006, therefore the average yield of the loan portfolio in the second quarter of 2007 increased only 6 basis points to 7.92% from 7.86% in the comparative period in 2006. The average yield on interest-earning assets for the second quarter of 2007 was 7.49% which was a slight increase compared to the 7.48% yield earned during the second quarter of 2006. The average cost of interest-bearing liabilities increased 61 basis points from 3.87% in the second quarter of 2006 to 4.48% in the comparable period in 2007. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect in part the lag effect of the increase in short-term market interest rates and the change in the funding mix for the second quarter of 2007 as compared to the same quarter in 2006.  As a result of these changes, our tax equivalent net interest margin contracted 57 basis points to 3.73% from 4.30% in the second quarter of 2006.  Excluding the effect of the acquisition of The Bank of Venice, the net interest margin would have been 3.74%.

In the current interest rate and economic environment, we believe that our interest margin may contract further and our net interest income may also decline. We are experiencing a slow down in economic activity in our markets which has resulted in a lower level of new loan originations and fundings during the first half of the year. Excluding the effect of the acquisition of The Bank of Venice, our loans declined during this period. If our loans continue to decline, then our net interest income will decline.  The predominant driver in the change in net interest income is and will continue to be the relative growth of our loans.  Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be less in extent than the relative impact of growth of earning assets. Our net interest margin and net interest income are also affected by competition for deposits in our markets and the national economy as a whole. Higher levels of competition for deposits generally result in higher interest rates paid to attract and retain deposits.

Provision for Loan Losses

The provision for loan losses decreased 36% to $632,000 in the second quarter of 2007 compared to $982,000 in the comparable prior year period. The higher provision for loan losses in 2006 was primarily attributable to loan growth of $67.3 million compared to a $9.8 million net decline in loans outstanding at TIB Bank during the 2007 quarter. In anticipation of a potential weakening of the economic environment, we increased economic risk factors employed in estimating the allowance during the second quarter of 2006 and have maintained these higher factors since that period. On a consolidated basis, total loans outstanding increased $44.2 million, or 4%, during the second quarter of 2007, as compared to an increase of $67.3 million, or 7%, during the second three months of 2006. This overall increase was due to the acquisition of The Bank of Venice which added $53.9 million of loans to the June 30, 2007 balance sheet and required no additional provision for loan losses during the period.  Net Charge-offs, relating primarily to the indirect auto dealer loan portfolio in both periods, were $394,000, or 0.15% of average loans on an annualized basis, during the three months ended June 30, 2007, comparable to $399,000, or 0.16% of average loans on an annualized basis, for the same period in 2006.

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to primarily slower residential real estate sales and development activity in our markets, our customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend will continue in the near term. Consequently, we anticipate higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Non-interest Income

Non-interest income for the second quarter of 2007 was $1.61 million.  This represents a 4% increase over the comparable prior year quarter which totaled $1.54 million.  The increase was primarily attributable to increased service charges on deposit accounts coupled with increases in fees on mortgage loans originated and sold which collectively increased by approximately 14% compared to 2006 amounts. Other income during the second quarter of 2006 was higher resulting from a non-recurring gain on the sale of assets. Non-interest income of The Bank of Venice, subsequent to its acquisition on April 30, 2007, represented approximately $25,000 of the increased service charges and mortgage origination fees.

Non-interest Expense

Non-interest expense for the second quarter of 2007 was $10.2 million.  This represented a 16% increase over the prior year period which totaled $8.8 million. This increase includes approximately $401,000, resulting from the operations of The Bank of Venice subsequent to the April 30, 2007 acquisition date. The overall increase reflected increased operating costs along with our continued investments in people, systems and facilities which provide the platform for future asset, deposit and revenue growth. The markets we operate in are highly competitive in all regards and our continued success requires continual investment in quality personnel, facilities, technology and infrastructure to meet the demands of our high tech and high touch customer base.

The $789,000 increase in salary and employee benefits costs in the second quarter of 2007 relative to the second quarter of 2006 resulted primarily from the following three major factors. First, annual salary increases to retain and provide incentives for employees and, to a lower extent, several additional salaries resulting from increases in staff, account for approximately $254,000 of the increase. Increased insurance, benefits and payroll related costs led to an additional $133,000 of this increase. Our lower level of loan originations during the period resulted in $171,000 of lower salary and benefit cost deferrals. Additionally, the operations of The Bank of Venice, subsequent to the acquisition, represent approximately $226,000 of the increase in this caption.

The $474,000 increase in occupancy expense resulted from several categories of expense. The most significant were: 1) approximately $50,000 in additional building depreciation due primarily to the occupancy of our new high profile Naples Boulevard branch and office space location in Naples Florida, 2) increased property insurance costs of approximately $102,000 due to higher insurance premiums and increased levels of coverage; 3) increased communications costs along with additional equipment depreciation costs of $99,000; 4) increased net facility rent expense of $95,000; and 5) increased repairs and maintenance costs of approximately $80,000. Finally, the operations of The Bank of Venice added approximately $66,000 of occupancy related costs to the operations of the consolidated entity for the period from acquisition to the end of the quarter.

The $171,000 increase in other expense resulted from three significant categories of expense. These categories, increased professional fees of approximately $114,000, increased outsourced computer services expense of $76,000 and increased marketing and community relations expenses of $79,000 were partially offset by a decrease of approximately $126,000 in the cost of repossession operations and a $55,000 reduction of provision for unfunded commitments. The operations of The Bank of Venice represented approximately $109,000 of the total increase in other expense.

Six Months Ended June 30, 2007 and 2006:

Results of Operations

For the first six months of 2007, net income and income from continuing operations was $3.58 million compared to $4.86 million and $4.69 million respectively in the comparable prior year period.  Basic and diluted earnings per share were $0.30 and $0.29, respectively, in the first six months of 2007.  In the first six months of 2006 basic and diluted earnings per share from net income were $0.42 and $0.41, respectively, while basic and diluted earnings per share from continuing operations were $0.41 and $0.40, respectively.

Annualized return on average assets was 0.53% for the first six months of 2007 compared to 0.81% annualized return on average assets from continuing operations for the first six months of 2006, while the annualized return on average shareholders’ equity was 7.84% and 11.93% for the same periods.

Net Interest Income

Net interest income was approximately $23.4 million in the six months ended June 30, 2007, level with the same period last year. Net interest income of The Bank of Venice, subsequent to its acquisition on April 30, 2007, represented approximately $388,000 of the net interest income reported.  The $7.6 million increase in interest and dividend income from the first six months of 2007 over the comparable period of 2006 was mainly attributable to increased loans.  Offsetting this increase were increases in the interest cost of transaction accounts of $2.0 million and time deposits of $2.5 million. Additional funding from short-term borrowings and FHLB advances also increased interest expense by $2.4 million.

Many of the Banks’ loans are indexed to the prime rate.  The higher level of the prime rate in the first six months of 2007 compared to the comparative period in 2006 is reflected in the higher average yield of the loan portfolio due to higher rates earned on variable rate loans and new loan production. The average yield on interest-earning assets for the first six months of 2007 was 7.53% which was an increase of 14 basis points compared to the 7.39% yield earned during the first six months of 2006. The average cost of interest-bearing liabilities increased 78 basis points from 3.71% in the first six months of 2006 to 4.49% in the comparable period in 2007. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect in part the increase in short-term interest rates and the change in the funding mix for the first six months of 2007 as compared to the same period in 2006.  As a result of these changes our tax equivalent net interest margin contracted 65 basis points to 3.73% from 4.38% in the first six months of 2006. Excluding the effects of the acquisition of The Bank of Venice, the margin during the current period would have been 3.74%.

During the six months of 2007, our net interest margin was reduced in part by the higher level of short-term investment in federal funds sold. Federal funds sold increased, in general, due to net deposit growth of $14.6 million and a net decline in loans at TIB Bank. During the period, we also closely managed the repricing of maturing certificates of deposit to contain the increase in cost of these deposits. The effect was a net reduction of certificates of deposit of $67.5 million. We generated growth of $82.2 million of lower cost demand, money market and savings accounts during the six months, which more than offset the reduction of certificates of deposit and provide a more favorable mix of deposits. In addition, $50 million of floating rate (LIBOR based) FHLB advances that matured in the first quarter were refunded through $50 million of new, fixed rate FHLB advances with a term structure of three years. We were able to reduce the interest cost of maturing FHLB advances that were renewed during the period from approximately 5.39% to 4.65% due to the inverted yield curve (longer-term interest rates are lower than shorter-term floating interest rates) and the callable feature of these borrowings.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the six months ended June 30, 2007 and June 30, 2006.

	2007			2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,072,260	$42,357	7.97%	$942,339	$36,342	7.78%
Investment securities (2)	137,691	3,486	5.11%	119,540	2,928	4.94%
Interest-bearing deposits in other banks	465	12	5.20%	470	11	4.72%
Federal Home Loan Bank stock	8,001	236	5.95%	3,277	90	5.54%
Federal funds sold and securities sold under agreements to resell	53,766	1,405	5.27%	22,204	506	4.60%
Total interest-earning assets	1,272,183	47,496	7.53%	1,087,830	39,877	7.39%

Non-interest-earning assets:
Cash and due from banks	21,581			24,416
Premises and equipment, net	35,345			30,841
Allowance for loan losses	(9,439)			(7,936)
Other assets	37,910			30,833
Total non-interest-earning assets	85,397			78,154
Total assets	$1,357,580			$1,165,984

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$154,630	$2,580	3.36%	$139,833	$1,687	2.43%
Money market	186,414	3,882	4.20%	170,410	2,760	3.27%
Savings deposits	53,834	413	1.55%	50,270	166	0.67%
Time deposits	494,557	12,268	5.00%	456,887	9,775	4.31%
Total interest-bearing deposits	889,435	19,143	4.34%	817,400	14,388	3.55%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	153,518	3,444	4.52%	49,195	1,028	4.21%
Long-term borrowings	33,022	1,358	8.29%	17,883	854	9.63%
Total interest-bearing liabilities	1,075,975	23,945	4.49%	884,478	16,270	3.71%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	169,745			185,213
Other liabilities	19,651			16,965
Shareholders’ equity	92,209			79,328
Total non-interest-bearing liabilities and shareholders’ equity	281,605			281,506
Total liabilities and shareholders’ equity	$1,357,580			$1,165,984

Interest rate spread (tax equivalent basis)			3.04%			3.68%
Net interest income (tax equivalent basis)		$23,551			$23,607
Net interest margin (3) (tax equivalent basis)			3.73%			4.38%

_______
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the six months ended June 30, 2007 and June 30, 2006.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2007 Compared to 2006 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$5,114	$901	$6,015
Investment securities (2)	457	101	558
Interest-bearing deposits in other banks	-	1	1
Federal Home Loan Bank stock	139	7	146
Federal funds sold and securities purchased under agreements to resell	815	84	899
Total interest income	6,525	1,094	7,619

Interest expense
NOW accounts	193	700	893
Money market	278	844	1,122
Savings deposits	13	234	247
Time deposits	850	1,643	2,493
Short-term borrowings and FHLB advances	2,335	81	2,416
Long-term borrowings	637	(133)	504
Total interest expense	4,306	3,369	7,675

Change in net interest income	$2,219	$(2,275)	$(56)

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

Provision for Loan Losses

While on a consolidated basis, total loans outstanding increased during the first half of 2007, this overall increase was due to the acquisition of The Bank of Venice. The acquisition added $53.9 million of loans to the June 30, 2007 balance sheet and required no additional provision for loan losses during the period.

The provision for loan losses decreased 28% to $1.1 million in the first half of 2007 compared to $1.5 million in the comparable prior year period. The higher provision for loan losses in 2006 was primarily attributable to loan growth of $120.4 million compared to a $32.2 million net decline in loans outstanding at TIB Bank during the 2007 period. In anticipation of a potential weakening of the economic environment, we increased economic risk factors employed in estimating the allowance during the second quarter of 2006 and have maintained these higher factors since that period. Net Charge-offs, relating primarily to the indirect auto dealer loan portfolio, were $1.4 million, or 0.26% of average loans on an annualized basis, during the six months ended June 30, 2007, comparable to $656,000, or 0.14% of average loans on an annualized basis, for the same period in 2006. Charge offs during the 2007 period include approximately $1.0 million of charge offs occurring during the first quarter of 2007 which were almost entirely related to indirect loans. This level of charge-offs was higher than we’ve historically experienced, was anticipated and resulted from collections issues in the prior year.

Non-interest Income

Non-interest income for the first six months of 2007 was $3.5 million.  This represents a 17% increase over the comparable prior year period which totaled $3.0 million.  The increase was primarily attributable to approximately $254,000 of gains recognized from the disposition of land coupled with increases in fees on mortgage loans originated and sold and service charges on deposit accounts.

Non-interest Expense

Non-interest expense for the first six months of 2007 was $20.2 million.  This represented a 16% increase over the prior year period which totaled $17.3 million. This increase includes approximately $401,000, resulting from the operations of The Bank of Venice subsequent to the April 30, 2007 acquisition date as discussed in greater detail above. The overall increase reflected increased operating costs along with our continued investments in people, systems and facilities which provide the platform for future asset, deposit and revenue growth.

The $1.3 million increase in salary and employee benefits costs in the first six months of 2007 relative to the first six months of 2006 resulted primarily from $624,000 of annual salary increases to retain and provide incentives for employees and, to a lower extent, several additional salaries resulting from increases in staff, additional benefits and payroll related costs of approximately $281,000. Deferred salary and benefit loan origination costs were $277,000 lower due to lower levels of loan originations during the period.

The $901,000 increase in occupancy expense resulted from several categories of expense. The most significant were: 1) approximately $82,000 in additional building depreciation due primarily to the occupancy of our new high profile Naples Boulevard branch and office space location in Naples Florida, 2) increased property insurance costs of approximately $240,000 due to higher insurance premiums and increased levels of coverage; 3) increased communications costs along with additional equipment depreciation costs of $272,000; and 4) increased net facility rent expense of $144,000.

The $591,000 increase in other expense resulted from three significant categories of expense. These categories were as follows: increased professional fees of approximately $244,000; increased outsourced computer services expense of $89,000; and increased marketing and community relations expenses of $170,000.

Balance Sheet

Total assets at June 30, 2007 were $1.36 billion, up 3% from total assets of $1.32 billion at December 31, 2006.  Asset growth was funded in part by an increase in deposits of $14.6 million.  Total loans outstanding increased $21.8 million, or 2%, to $1.09 billion for the first six months of 2007 from year end 2006 reflecting the $54.0 million increase in loans from the acquisition of The Bank of Venice partially offset by the impact of the pay-off of several large loans at TIB Bank.  Also, in the same period, investment securities increased $15.4 million. As the overall Company continues to experience growth, securities are purchased to maintain appropriate levels of liquid assets on the balance sheet.

At June 30, 2007 advances from the Federal Home Loan Bank were $130.0 million, a $5.0 million increase, attributed to the acquisition of The Bank of Venice, from the $125.0 million reported at December 31, 2006. Short-term borrowings increased due to higher balances of repurchase agreements with deposit customers, reflecting our business development efforts to attract new business customers.

Shareholders’ equity totaled $102.3 million at June 30, 2007, increasing $16.4 million from December 31, 2006. This increase is primarily due to 944,400 shares of common stock and 82,750 stock options issued in connection with the acquisition of The Bank of Venice with a fair value of approximately $14.0 million. Book value per share increased to $7.98 at June 30, 2007 from $7.33 at December 31, 2006.  The Company declared a quarterly dividend of $0.06 per share in the first and second quarters of 2007 and $0.05875 per share in the first and second quarters of 2006.

Loan Portfolio Composition

The two most significant components of our loan portfolio are classified in the condensed notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of June 30, 2007.

(Dollars in thousands)	Commercial Real Estate	Percentage Composition

Mixed Use Commercial/Residential	$94,897	16%
1-4 Family and Multi Family	77,911	13%
Hotels/Motels	87,973	15%
Guesthouses	80,571	14%
Office Buildings	79,358	14%
Retail Buildings	61,175	11%
Restaurants	33,716	6%
Marinas/Docks	20,367	4%
Warehouse and Industrial	30,553	5%
Other	13,985	2%

Total	$580,506	100%

	Construction and Vacant Land	Percentage Composition

Construction:
Residential – owner occupied	$25,880	17%
Residential – commercial developer	37,548	24%
Commercial structure	17,510	11%
	80,938	52%
Land:
Raw land	17,490	11%
Residential lots	17,964	12%
Land development	8,537	6%
Commercial lots	28,988	19%
Total land	72,979	48%

Total	$153,917	100%

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

 Non-performing assets were as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Total nonaccrual loans (a)	$4,401	$4,223
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	4,401	4,223

Repossessed personal property (indirect auto dealer loans)	2,370	1,958
Other real estate owned	-	-
Other assets (b)	2,908	2,861
Total non-performing assets	$9,679	$9,042

Allowance for loan losses	$9,949	$9,581

Non-performing loans as a percent of gross loans	0.40%	0.40%
Non-performing assets as a percent of total assets	0.71%	0.69%
Allowance for loan losses as a percent of non-performing loans	226%	227%
Net charge-offs as a percent of average loans (c)	0.26%	0.15%

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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million at June 30, 2007 and December 31, 2006. The loan was accruing interest until December 2006 when the Bank ceased the accrual of interest pursuant to a ruling made by the USDA. Accrued interest on the guaranteed portion of this loan totals approximately $941,000 at June 30, 2007 and December 31, 2006.

In pursuing the collection of the loan, the Bank has incurred various expenditures. The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. The non-guaranteed principal and interest ($2.0 million at June 30, 2007 and December 31, 2006) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $947,000 and $899,000 at June 30, 2007 and December 31, 2006, respectively, are included as “other assets” in the financial statements.

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

(c)
This ratio is computed by dividing annualized net charge offs for the six months ended June 30, 2007 and net charge offs for the twelve months ended December 31, 2006, by the average balance of loans outstanding for the six months ended June 30, 2007 and by the average balance of loans outstanding for the year ended December 31, 2006, respectively.

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $9.9 million and $9.6 million at June 30, 2007 and December 31, 2006, respectively.  Our process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans.  The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, and Substandard or Loss.  When appropriate, a specific reserve will be established for individual loans.  Otherwise, we allocate an allowance for each risk category.  The allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

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

Based on an analysis performed by management at June 30, 2007, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon our recent historical loss experience, information known today and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to primarily slower residential real estate sales and development activity in our markets, our customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend will continue in the near term. Consequently, we anticipate higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Capital and Liquidity

The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes.  As of June 30, 2007, the ratio of Total Capital to Risk Weighted Assets was 12.3%.  The increase from the 11.8% reported as of December 31, 2006 is related to lower assets at TIB Bank and the impact on capital from the acquisition of The Bank of Venice, partially offset by the pay-off during the first quarter of 2007 of $4.0 million of subordinated debt which had been included in Tier 2 Capital.

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity.  The Banks have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Banks is based on a percentage of the Banks’ total assets as reported in their most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At June 30, 2007, there were $130.0 million in advances outstanding in addition to $25.0 million in letters of credit used in lieu of pledging securities to the State of Florida to collateralize deposits.  As of June 30, 2007 collateral availability under our agreements with the Federal Home Loan Bank provides for total borrowings of up to approximately $206.0 million.

The Banks have unsecured overnight federal funds purchased accommodations up to a maximum of $30.0 million from their correspondent banks.

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

Our interest rate sensitivity position at June 30, 2007 is presented in the table below:

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$342,367	$34,382	$103,705	$480,604	$124,547	$1,085,605
Investment securities-taxable	22,912	12,900	5,867	39,738	52,228	133,645
Investment securities-tax exempt	706	709	1,948	459	6,140	9,962
Marketable equity securities	2,994	-	-	-	-	2,994
FHLB stock	8,430	-	-	-	-	8,430
Federal funds sold and securities purchased under agreements to resell	24,343	-	-	-	-	24,343
Interest-bearing deposit in other banks	162	-	-	-	-	162
Total interest-earning assets	401,914	47,991	111,520	520,801	182,915	1,265,141

Interest-bearing liabilities:
NOW accounts	151,359	-	-	-	-	151,359
Money market	198,760	-	-	-	-	198,760
Savings deposits	60,323	-	-	-	-	60,323
Time deposits	158,842	97,777	119,024	84,818	-	460,461
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	107,062	50,000	5,000	-	-	162,062
Total interest-bearing liabilities	701,346	147,777	124,024	84,818	8,000	1,065,965

Interest sensitivity gap	$(299,432)	$(99,786)	$(12,504)	$435,983	$174,915	$199,176

Cumulative interest sensitivity gap	$(299,432)	$(399,218)	$(411,722)	$24,261	$199,176	$199,176

Cumulative sensitivity ratio	(23.7%)	(31.6%)	(32.5%)	1.9%	15.7%	15.7%

We are cumulatively liability sensitive through the one-year time period, and asset sensitive in the over one year timeframes above.  Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  Because of this, if market interest rates should decrease, it is anticipated that our net interest margin would decrease.  Also, as approximately 17% of our deposit funding is comprised of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  In the next three months, we anticipate short-term interest rates will remain stable and we expect that our net interest margin may decline. This expectation is due to the effects of competitive pressure on loan production at higher interest rates combined with increased depositor rate sensitivity driven largely by the higher interest rate environment. Thereafter, if the Federal Reserve’s monetary policy should result in a reversal of course, where short-term interest rates begin to decrease as has historically occurred in the months following a pause in increases, we anticipate that our net interest margin contraction would be slower because we have positioned the Company by increasing our liability sensitivity through variable rate borrowings and shorter term certificates of deposit. We expect this will be largely offset by the effect of having more total assets subject to rate changes than total liabilities that are rate sensitive in a short term period.

Even in the near term, we believe the $411.7 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two primary reasons. First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore offer us the opportunity to delay or diminish any rate re-pricings.  Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate.

Interest-earning assets and time deposits are presented based on their contractual terms.  It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. It is our policy to maintain our cumulative one year gap ratio in the -30% to 0% range.  At June 30, 2007, the Company is outside this range with a one year cumulative sensitivity ratio of –32.5%. As we believe we are near the end of the cycle of Federal Reserve interest rate hikes, we have intentionally increased the liability sensitivity of the balance sheet through variable rate funding when possible. The effectiveness of this tactic will depend on the timing and extent of the interest rate decreases we believe are likely to occur in the more distant future.

Commitments

The Banks are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Banks’ exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.  The Banks use the same credit policies in making commitments to extend credit and generally use the same credit policies for letters of credit as they do for on-balance sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2007, total unfunded loan commitments were approximately $169.5 million.

Standby letters of credit are conditional commitments issued by the Banks to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Banks generally hold collateral and/or obtain personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At June 30, 2007, commitments under standby letters of credit aggregated approximately $5.4 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our 2006 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2006. There have been no changes in the significant assumptions used in monitoring interest rate risk as of June 30, 2007. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the six month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1a. Risk Factors

There has not been any material change in the risk factor disclosure from that contained in the Company's 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of TIB Financial Corp. held April 24, 2007, ballot totals for the reelection of Directors standing for reelection were as follows:

Directors	For	Against	Abstain
Richard C. Bricker, Jr.	9,530,266	224,522	-
Paul O. Jones, Jr. M.D.	9,545,540	209,248	-
Edward V. Lett	9,541,140	213,648	-
Thomas J. Longe	9,327,110	427,678	-

Total shares voted were 9,754,788 which represented 82.7% of the outstanding shares.

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

TIB FINANCIAL CORP.
Date: August 9, 2007	/s/ Edward V. Lett
Edward V. Lett President and Chief Executive Officer

Date: August 9, 2007	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President and Chief Financial Officer