Form 10-Q
period 2007-09-30
TIB FINANCIAL CORP.
filed 2007-11-09
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
SEPTEMBER 30, 2007	000-21329

TIB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

FLORIDA		65-0655973
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		12,838,316
Class		Outstanding as of October 31, 2007

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended September 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$17,240	$25,223
Federal funds sold and securities purchased under agreements to resell	29,439	30,329
Cash and cash equivalents	46,679	55,552

Investment securities available for sale	162,856	131,199

Loans, net of deferred loan costs and fees	1,105,597	1,065,468
Less: Allowance for loan losses	11,613	9,581
Loans, net	1,093,984	1,055,887

Premises and equipment, net	37,326	34,102
Goodwill	4,790	106
Intangible assets, net	2,658	813
Accrued interest receivable and other assets	47,254	41,434
Total Assets	$1,395,547	$1,319,093

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$156,461	$159,380
Interest-bearing	862,956	870,077
Total deposits	1,019,417	1,029,457

Federal Home Loan Bank (FHLB) advances	150,000	125,000
Short-term borrowings	55,127	22,250
Long-term borrowings	53,000	37,000
Accrued interest payable and other liabilities	17,352	19,524
Total liabilities	1,294,896	1,233,231

Shareholders’ equity
Preferred stock – no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 40,000,000 shares authorized, 12,832,816 and 11,720,527 shares issued	1,283	1,172
Additional paid in capital	55,903	40,514
Retained earnings	46,448	44,620
Accumulated other comprehensive loss	(2,983)	(444)
Total shareholders’ equity	100,651	85,862

Total Liabilities and Shareholders’ Equity	$1,395,547	$1,319,093

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$21,175	$20,612	$63,531	$56,953
Investment securities:
Taxable	1,754	1,336	4,735	3,746
Tax-exempt	167	174	506	517
Interest-bearing deposits in other banks	3	6	15	17
Federal Home Loan Bank stock	131	87	367	177
Federal funds sold and securities purchased under agreements to resell	319	78	1,724	584
Total interest and dividend income	23,549	22,293	70,878	61,994

Interest expense
Deposits	9,401	8,269	28,544	22,657
Federal Home Loan Bank advances	1,586	1,152	4,547	1,897
Short-term borrowings	549	232	1,032	515
Long-term borrowings	727	780	2,085	1,634
Total interest expense	12,263	10,433	36,208	26,703

Net interest income	11,286	11,860	34,670	35,291

Provision for loan losses	2,385	670	3,489	2,206
Net interest income after provision for loan losses	8,901	11,190	31,181	33,085

Non-interest income
Service charges on deposit accounts	661	650	1,960	1,782
Fees on mortgage loans originated and sold	287	499	1,226	1,281
Other income	1,195	479	2,441	1,559
Total non-interest income	2,143	1,628	5,627	4,622

Non-interest expense
Salaries and employee benefits	5,619	4,982	16,820	14,839
Net occupancy and equipment expense	2,041	1,545	5,930	4,530
Other expense	2,702	2,471	7,771	6,956
Total non-interest expense	10,362	8,998	30,521	26,325

Income before income tax expense	682	3,820	6,287	11,382

Income tax expense	188	1,383	2,210	4,253

Income from continuing operations	494	2,437	4,077	7,129

Discontinued operations
Income from merchant bankcard operations	-	25	-	297
Income tax expense	-	10	-	115
Income from discontinued operations	-	15	-	182

Net Income	$494	$2,452	$4,077	$7,311

Basic earnings per common share
Continuing operations	$0.04	$0.21	$0.33	$0.61
Discontinued operations	-	-	-	0.02
Basic earnings per share	$0.04	$0.21	$0.33	$0.63

Diluted earnings per common share
Continuing operations	$0.04	$0.21	$0.33	$0.60
Discontinued operations	-	-	-	0.02
Diluted earnings per share	$0.04	$0.21	$0.33	$0.62

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2007	12,821,216	$1,282	$55,661	$46,724	$(1,397)	$102,270
Comprehensive income:
Net income				494		494
Other comprehensive income, net of tax benefit of $1,001:
Net market valuation adjustment on securities available for sale					(1,586)
Other comprehensive income, net of tax						(1,586)
Comprehensive loss						$(1,092)
Stock-based compensation			168			168
The Bank of Venice acquisition			(1)			(1)
Exercise of stock options	11,600	1	69			70
Income tax benefit related to stock based compensation			6			6
Cash dividends declared, $.06 per share				(770)		(770)
Balance, September 30, 2007	12,832,816	$1,283	$55,903	$46,448	$(2,983)	$100,651

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2006	11,682,840	$1,168	$39,873	$41,623	$(2,138)	$80,526
Comprehensive income:
Net income				2,452		2,452
Other comprehensive income, net of tax expense of $766:
Net market valuation adjustment on securities available for sale					1,217
Other comprehensive loss, net of tax						1,217
Comprehensive income						$3,669
Stock-based compensation			151			151
Exercise of stock options	29,972	3	205			208
Income tax benefit related to stock based compensation			96			96
Cash dividends declared, $.05875 per share				(689)		(689)
Balance, September 30, 2006	11,712,812	$1,171	$40,325	$43,386	$(921)	$83,961

Continued

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2007	11,720,527	$1,172	$40,514	$44,620	$(444)	$85,862
Comprehensive income:
Net income				4,077		4,077
Other comprehensive income, net of tax benefit of $1,596:
Net market valuation adjustment on securities available for sale					(2,539)
Other comprehensive income, net of tax						(2,539)
Comprehensive income						$1,538
Restricted stock grants	25,189	3	(3)			-
Stock-based compensation			481			481
The Bank of Venice acquisition	944,400	94	13,861			13,955
Exercise of stock options	142,700	14	1,039			1,053
Income tax benefit related to stock based compensation			11			11
Cash dividends declared, $.18 per share				(2,249)		(2,249)
Balance, September 30, 2007	12,832,816	$1,283	$55,903	$46,448	$(2,983)	$100,651

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2006	11,585,196	$1,158	$38,973	$38,136	$(743)	$77,524
Comprehensive income:
Net income				7,311		7,311
Other comprehensive loss, net of tax benefit of $130:
Net market valuation adjustment on securities available for sale					(178)
Other comprehensive loss, net of tax						(178)
Comprehensive income						$7,133
Restricted stock cancellations, net of 8,680 restricted stock issuances	(1,320)	-	-			-
Stock-based compensation			421			421
Exercise of stock options	128,936	13	799			812
Income tax benefit related to stock based compensation			132			132
Cash dividends declared, $.17625 per share				(2,061)		(2,061)
Balance, September 30, 2006	11,712,812	$1,171	$40,325	$43,386	$(921)	$83,961

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,077	$7,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,455	1,897
Provision for loan losses	3,489	2,206
Deferred income tax benefit	(731)	(718)
Gain on sale of merchant bankcard processing segment	-	(297)
Stock-based compensation	478	421
Other	(963)	(133)
Mortgage loans originated for sale	(77,772)	(83,781)
Proceeds from sales of mortgage loans	80,353	78,794
Fees on mortgage loans sold	(1,217)	(1,281)
Increase in accrued interest receivable and other assets	(2,347)	(1,149)
(Increase) decrease in accrued interest payable and other liabilities	(2,042)	493
Net cash provided by operating activities	5,780	3,763

Cash flows from investing activities:
Purchases of investment securities available for sale	(48,789)	(37,459)
Repayments of principal and maturities of investment securities available for sale	15,359	8,056
Cash equivalents acquired from The Bank of Venice acquisition	10,176	-
Cash paid for The Bank of Venice	(866)	-
Net purchase of FHLB stock	(1,123)	(4,768)
Net decrease (increase) in loans	11,701	(161,623)
Purchases of premises and equipment	(3,561)	(9,136)
Proceeds from sale of loans	624	7,439
Proceeds from sale of premises, equipment and intangible assets	1,822	218
Net cash used in investing activities	(14,657)	(197,273)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	7,227	(2,797)
Net (decrease) increase in time deposits	(74,982)	54,439
Net increase in federal funds purchased and securities sold under agreements to repurchase	52,878	7,965
Net proceeds from issuance of trust preferred securities	-	19,995
Net increase in FHLB short term advances	10,000	-
Increase in long term FHLB advances	60,000	95,000
Repayment of long term FHLB advances	(50,000)	-
Repayment of notes payable	(4,000)	-
Proceeds from exercise of stock options	1,053	812
Income tax benefit related to stock-based compensation	11	132
Cash dividends paid	(2,183)	(2,053)
Net cash provided by financing activities	4	173,493

Net decrease in cash and cash equivalents	(8,873)	(20,017)
Cash and cash equivalents at beginning of period	55,552	41,510
Cash and cash equivalents at end of period	$46,679	$21,493

Supplemental disclosures of cash flow:
Interest	$39,177	$24,282
Income taxes	3,143	8,980
Fair value of noncash assets acquired	68,458	-
Fair value of liabilities assumed	63,882	-
Fair value of common stock and stock options issued	13,992	-
Supplemental disclosures of non-cash transactions:
Financing of sale of premises and equipment to third parties	$-	$2,136

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
September 30, 2007
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

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
September 30, 2007
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

Recent Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 had no affect on the Company’s financial statements. The Company has no material unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and a consolidated income tax return in the state of Florida.  These returns are subject to examination by taxing authorities for all years after 2003.

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

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
September 30, 2007
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

Note 2 – Investment Securities

The amortized cost and estimated fair value of investment securities available for sale at September 30, 2007 and December 31, 2006 are presented below:

	September 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$4,992	$-	$44	$4,948
U.S. Government agencies and corporations	90,958	617	500	91,075
States and political subdivisions—tax exempt	10,229	7	107	10,129
States and political subdivisions—taxable	2,496	10	-	2,506
Mortgage-backed securities	38,179	82	201	38,060
Collateralized debt obligations	14,996	-	4,256	10,740
Corporate bond	2,864	-	100	2,764
Marketable equity securities	3,000	-	366	2,634
	$167,714	$716	$5,574	$162,856

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,087	$-	$125	$4,962
U.S. Government agencies and corporations	84,014	278	1,294	82,998
States and political subdivisions—tax exempt	10,818	22	98	10,742
States and political subdivisions—taxable	2,578	12	-	2,590
Mortgage-backed securities	16,428	94	8	16,514
Collateralized debt obligations	9,996	-	87	9,909
Marketable equity securities	3,000	484	-	3,484
	$131,921	$890	$1,612	$131,199

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except for share and per share amounts)

Note 3 – Loans

Major classifications of loans are as follows:

	September 30, 2007	December 31, 2006
Real estate mortgage loans:
Commercial	$604,286	$546,276
Residential	110,055	82,243
Farmland	10,245	24,210
Construction and vacant land	150,808	157,672
Commercial and agricultural loans	70,847	84,905
Indirect auto dealer loans	127,219	141,552
Home equity loans	18,425	17,199
Other consumer loans	12,080	9,795
Total loans	1,103,965	1,063,852

Net deferred loan costs	1,632	1,616
Loans, net of deferred loan costs	$1,105,597	$1,065,468

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 follows:

	Nine Months Ended September 30,
	2007	2006
Balance, January 1	$9,581	$7,546
Acquisition of The Bank of Venice	667	-
Provision for loan losses charged to expense	3,489	2,206
Loans charged off	(2,388)	(1,072)
Recoveries of loans previously charged off	264	110
Balance, September 30	$11,613	$8,790

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except for share and per share amounts)

Nonaccrual loans are as follows:

	September 30, 2007		December 31, 2006
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	6	$4,709	2	$150
Commercial and agricultural	4	965	1	142
Commercial real estate	4	2,282	1	396
Residential land development	1	3,921	-	-
Participations in residential loan pools	9	1,314	-	-
Government guaranteed loan	1	1,641	1	1,641
Indirect auto-dealer loans	134	1,733	156	1,894
		$16,565		$4,233

      Impaired loans are as follows:

	September 30, 2007	December 31, 2006
Loans with no allocated allowance for loan losses	$122	$519
Loans with allocated allowance for loan losses	2,403	142
Total	$2,525	$661
Amount of the allowance for loan losses allocated	$714	$45

Note 5 – Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic	12,768,321	11,618,362	12,293,441	11,590,149
Dilutive effect of options outstanding	126,999	256,292	173,855	262,162
Dilutive effect of restricted stock awards	6,892	14,858	9,998	11,818
Diluted	12,902,212	11,889,512	12,477,294	11,864,129

The dilutive effect of stock options and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except for share and per share amounts)

Anti-dilutive stock options and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Anti-dilutive stock options	274,651	100,928	241,071	91,348
Anti-dilutive restricted stock awards	35,098	-	1,665	-

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. These minimum ratios along with the actual ratios for the Company and the Banks as of September 30, 2007 and for the Company and TIB Bank as of December 31, 2006, are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2007 Actual	December 31, 2006 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	4.0%	9.4%	8.8%
TIB Bank	≥ 5.0%	≥ 4.0%	9.1%	9.0%
The Bank of Venice	≥ 5.0%	≥ 4.0%	11.8%	N/A

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	11.0%	10.1%
TIB Bank	≥ 6.0%	≥ 4.0%	10.6%	10.4%
The Bank of Venice	≥ 6.0%	≥ 4.0%	16.1%	N/A

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	12.0%	11.8%
TIB Bank	≥ 10.0%	≥ 8.0%	11.6%	11.3%
The Bank of Venice	≥ 10.0%	≥ 8.0%	17.3%	N/A

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
September 30, 2007
(Dollars in thousands except for share and per share amounts)

Note 7. – Acquisition

The Company completed the acquisition of The Bank of Venice, a Florida chartered commercial bank, on April 30, 2007 in exchange for consideration consisting of 944,400 shares of the Company’s common stock valued at approximately $13,628, cash of $568 and stock options valued at $364. The total purchase price, which includes certain direct acquisition costs of $192, totaled $14,752. Under the purchase method of accounting, the assets and liabilities of The Bank of Venice were recorded at their respective estimated fair values as of April 30, 2007 and are included in the accompanying balance sheet as of September 30, 2007. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. The Company is currently in the process of refining its estimates of the fair values of intangible assets acquired. Currently, goodwill and other intangible assets approximate $6,744.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$10,176
Securities available for sale	2,292
Federal Home Loan Bank Stock and other equity securities	496
Loans, net	55,373
Fixed assets	2,714
Goodwill	4,684
Core deposit intangible	2,150
Other	749
Total assets acquired	78,634

Deposits	57,715
FHLB advances	5,000
Other liabilities	1,167
Total liabilities assumed	63,882

Total consideration paid for The Bank of Venice	$14,752

The acquisition of The Bank of Venice provides an established entry point into the Sarasota County market and allows us to significantly accelerate the rate of franchise growth of the combined entity which is expected to be greater than the Company could achieve on a de novo basis.

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2007, and statement of income for the three months and nine months ended September 30, 2007.  Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2007.

Quarterly Summary

For the third quarter of 2007, net income was $494,000 and diluted earnings per share were $0.04 compared to $2.45 million and $0.21 in the prior year.  Our third quarter 2007 net income from continuing operations was $494,000 compared to $2.44 million in the prior year.  On a per diluted share basis, earnings from continuing operations were $0.04 for the third quarter of 2007 as compared to $0.21 for the third quarter of 2006.

Our results of operations during the third quarter of 2007 include the operations of The Bank of Venice subsequent to its acquisition on April 30, 2007. In connection with the acquisition, TIB Financial issued total consideration of approximately $14.75 million consisting of 944,400 shares of common stock, $568,000 of cash and 82,750 stock options in exchange for all of the outstanding common shares and stock options of The Bank of Venice.

The decrease in net income from continuing operations for the third quarter of 2007 over the respective prior-year period resulted primarily from an increased provision for loan losses, increased operating expenses and lower net interest income.   The net interest margin continues to be impacted by the challenging interest rate environment and highly competitive deposit pricing and a higher level of non-performing loans.  The tax equivalent net interest margin was 3.52% for the three months ended September 30, 2007 and contracted in comparison with the 3.73% net interest margin reported during the second quarter of 2007.

The Company continued its investment in growth and expansion, which, combined with increased operating costs, resulted in a 15% increase in non-interest expense for the third quarter of 2007 to $10.36 million compared to $9.00 million for the third quarter of 2006. The increase includes $663,000 of operating costs from The Bank of Venice. Compared to the previous quarter and exclusive of $401,000 of operating costs associated with The Bank of Venice, non-interest expense declined slightly.

Total assets increased to $1.40 billion as of September 30, 2007, representing 6% asset growth from December 31, 2006 and 11% asset growth from $1.26 billion as of September 30, 2006. Total loans increased 4% compared to $1.06 billion at December 31, 2006 and total deposits of $1.02 billion as of September 30, 2007 represent a decrease of $10.0 million from December 31, 2006.  As of September 30, 2007, the effect of the acquisition of The Bank of Venice increased total assets by $74.7 million, total loans by $56.8 million and total deposits by $53.8 million.

As of September 30, 2007, non-performing loans were $16.57 million, or 1.5% of loans.  The allowance for loan losses increased to $11.61 million, or 1.05% of total loans, reflecting the excess of our provision for loan losses over net charge-offs for the period.  Net charge-offs during the quarter represented 0.26% of average loans, comparable to 0.12% for the third quarter of last year.

Three Months Ended September 30, 2007 and 2006:

Results of Operations

For the third quarter of 2007, net income and income from continuing operations was $494,000 compared to $2.45 million and $2.44 million, respectively, in the previous year’s quarter.  Basic and diluted earnings per share from net income and continuing operations were $0.04 in the third quarter of 2007 and $0.21 in the third quarter of 2006.

Annualized return on average assets was 0.14% and 0.79% for the third quarter of 2007 and 2006, respectively, while the annualized return on average shareholders’ equity was 1.93% and 11.77% for the same periods.

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

Net interest income was approximately $11.3 million in the three months ended September 30, 2007, a decline from the $11.9 million reported for the same period last year. Net interest income of The Bank of Venice represented approximately $668,000 of the net interest income reported.  The $1.26 million increase in interest and dividend income from the third quarter of 2007 over the third quarter of 2006 was mainly attributable to increased loan balances.  Offsetting this increase were increases in the interest cost of transaction accounts and time deposits due to increases in these balances and higher interest cost of these deposits.  Additional funding from short-term borrowings and FHLB advances increased interest expense by $751,000.

Many of the Banks’ loans are indexed to the prime rate.  The prime rate has remained level from the beginning of the third quarter of 2006 until mid-September 2007.  The average yield of the loan portfolio in the third quarter of 2007 decreased 39 basis points to 7.67% from 8.06% in the comparative period in 2006, primarily due to the increase in non-performing loans and the non-recognition of interest income on these loans. The average yield on interest-earning assets for the third quarter of 2007 was 7.33% which was a 37 basis point decrease compared to the 7.70% yield earned during the third quarter of 2006. The average cost of interest-bearing liabilities increased 18 basis points from 4.30% in the third quarter of 2006 to 4.48% in the comparable period in 2007. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect in part the lag effect of the increase in short-term market interest rates prior to the recent wave of interest rate cuts by the Federal Reserve and the change in the funding mix for the third quarter of 2007 as compared to the same quarter in 2006.  As a result of these changes, our tax equivalent net interest margin contracted 59 basis points to 3.52% from 4.11% in the third quarter of 2006. Additionally, the impact of the increase in nonaccrual loans during the quarter was a decrease in the margin of approximately 0.13%.

In the current interest rate and economic environment we believe that our interest margin may contract further and our net interest income may also decline. We are experiencing a slow down in economic activity in our markets which has resulted in a lower level of new loan originations and fundings during the first nine months of the year.  The predominant driver in the change in net interest income is and will continue to be the relative growth of our loans.  Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be less in extent than the relative impact of growth of earning assets. Our net interest margin and net interest income are also affected by competition for deposits in our markets and the national economy as a whole. Higher levels of competition for deposits generally result in higher interest rates paid to attract and retain deposits.

Provision for Loan Losses

The provision for loan losses increased 256% to $2.4 million in the third quarter of 2007 compared to $670,000 in the comparable prior year period. Due to the weakening economic environment, we increased economic risk factors employed in estimating the allowance during the second quarter of 2006 and have maintained these higher factors since that period. The higher provision for loan losses in 2007 was primarily attributable to the continued contraction of residential real estate activity and the ripple effect on our local economies, an increase in our nonperforming loans and delinquencies and higher levels of net charge-offs.  Accordingly, during the third quarter of 2007, we elevated certain quantitative and qualitative factors used in estimating our allowance for loan losses. On a consolidated basis, total loans outstanding increased $18.4 million, or 2%, during the third quarter of 2007, as compared to an increase of $35.0 million, or 3%, during the third quarter of 2006.  Net Charge-offs, relating primarily to the indirect auto dealer loan portfolio in both periods, were $721,000, or 0.26% of average loans on an annualized basis, during the three months ended September 30, 2007, compared to $306,000, or 0.12% of average loans on an annualized basis, for the same period in 2006.

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to primarily slower residential real estate sales and development activity in our markets and the ripple effect on our local economies, our customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend will continue in the near term. Consequently, we anticipate higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Non-interest Income

Non-interest income for the third quarter of 2007 was $2.14 million.  This represented a 32% increase over the comparable prior year quarter which totaled $1.63 million.  The increase was primarily attributable to a $702,000 gain recognized during the third quarter from the disposition of an office building previously used in our operations. Non-interest income of The Bank of Venice represented approximately $26,000 of the increased service charges and mortgage origination fees.

Non-interest Expense

Non-interest expense for the third quarter of 2007 was $10.36 million.  This represented a 15% increase over the prior year period which totaled $9.0 million. This increase included approximately $663,000, resulting from the operations of The Bank of Venice. The overall increase reflected increased operating costs along with our continued investments in people, systems and facilities which provide the platform for future asset, deposit and revenue growth. The markets we operate in are highly competitive in all regards and our continued success requires continual investment in quality personnel, facilities, technology and infrastructure to provide competitive products and services.

The $637,000 increase in salary and employee benefits costs in the third quarter of 2007 relative to the third quarter of 2006 resulted primarily from the following three major factors. First, annual salary increases to retain and provide incentives for employees account for approximately $76,000 of the increase. Increased insurance, benefits and payroll related costs led to an additional $87,000 increase. Our lower level of loan originations during the period resulted in $138,000 of lower salary and benefit cost deferrals. Additionally, the operations of The Bank of Venice represent approximately $352,000 of the increase in this caption for the third quarter of 2007.

The $496,000 increase in occupancy expense resulted from several categories of expense. The most significant were: 1) approximately $50,000 in additional building depreciation due primarily to the occupancy of our new high profile Naples Boulevard branch and office space location in Naples Florida, 2) increased property insurance costs of approximately $105,000 due to higher insurance premiums and increased levels of coverage; 3) increased communications costs along with additional equipment depreciation costs of $98,000; 4) and increased net facility rent expense of $53,000. Finally, the operations of The Bank of Venice added approximately $128,000 of occupancy related costs to the operations of the consolidated entity for the quarter.

The $231,000 increase in other expense resulted primarily from $183,000 of operating expenses resulting from the acquisition of The Bank of Venice. Otherwise, increased FDIC and State assessments of approximately $112,000 due to higher deposit insurance premiums were partially offset by declines in other operating expense categories.

Nine Months Ended September 30, 2007 and 2006:

Results of Operations

For the first nine months of 2007, net income and income from continuing operations was $4.08 million compared to $7.31 million and $7.13 million respectively in the comparable prior year period.  Basic and diluted earnings per share were $0.33 in the first nine months of 2007.  In the first nine months of 2006 basic and diluted earnings per share from net income were $0.63 and $0.62, respectively, while basic and diluted earnings per share from continuing operations were $0.61 and $0.60, respectively.

Annualized return on average assets was 0.40% for the first nine months of 2007 compared to 0.80% annualized return on average assets from continuing operations for the first nine months of 2006, while the annualized return on average shareholders’ equity was 5.72% and 11.87% for the same periods.

Net Interest Income

Net interest income was approximately $34.7 million in the nine months ended September 30, 2007, a 2% decrease from $35.3 reported for the same period last year. Net interest income of The Bank of Venice, subsequent to its acquisition on April 30, 2007, represented approximately $1.06 million of the net interest income reported.  The $8.9 million increase in interest and dividend income from the first nine months of 2007 over the comparable period of 2006 was mainly attributable to increased loans.  Offsetting this increase were increases in the interest cost of transaction accounts of $2.9 million and time deposits of $2.5 million. Additional funding from short-term borrowings and FHLB advances also increased interest expense by $3.2 million.

Many of the Banks’ loans are indexed to the prime rate.  The higher level of the prime rate in the first nine months of 2007 compared to the comparative period in 2006 had a marginally positive impact on the yield of the loan portfolio due to higher rates earned on variable rate loans and new loan production, however, this was offset by the nonrecognition of interest income on the increased level of non-performing loans which had a negative impact of approximately 0.04% on the net interest margin for the period. The average yield on interest-earning assets for the first nine months of 2007 was 7.46% which was a decrease of 4 basis points compared to the 7.50% yield earned during the first nine months of 2006. The average cost of interest-bearing liabilities increased 57 basis points from 3.92% in the first nine months of 2006 to 4.49% in the comparable period in 2007. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect in part the increase in short-term interest rates and the change in the funding mix for the first nine months of 2007 as compared to the same period in 2006.  As a result of these changes, our tax equivalent net interest margin contracted 62 basis points to 3.66% from 4.28% in the first nine months of 2006.

During the first nine months of 2007, our net interest margin was reduced in part by the higher level of short-term investment in federal funds sold. During the period, we also closely managed the repricing of maturing certificates of deposit to contain the increase in cost of these deposits. The effect was a net reduction of certificates of deposit of $43.4 million. We generated growth of $33.4 million of lower cost demand, money market and savings accounts during the nine months providing a more favorable mix of deposits. In addition, $50 million of floating rate (LIBOR based) FHLB advances that matured in the first quarter were refunded through $50 million of new, fixed rate FHLB advances with a term structure of three years. We were able to reduce the interest cost of maturing FHLB advances that were renewed during the period from approximately 5.39% to 4.65% due to the inverted yield curve (longer-term interest rates are lower than shorter-term floating interest rates) and the callable feature of these borrowings.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the nine months ended September 30, 2007 and September 30, 2006.

	2007			2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,080,188	$63,532	7.86%	$966,898	$56,955	7.88%
Investment securities (2)	141,958	5,489	5.17%	121,587	4,526	4.98%
Interest-bearing deposits in other banks	393	15	5.10%	455	17	5.00%
Federal Home Loan Bank stock	8,220	367	5.97%	4,157	177	5.72%
Federal funds sold and securities sold under agreements to resell	43,892	1,724	5.25%	16,724	584	4.67%
Total interest-earning assets	1,274,651	71,127	7.46%	1,109,821	62,259	7.50%

Non-interest-earning assets:
Cash and due from banks	20,711			22,918
Premises and equipment, net	36,132			31,677
Allowance for loan losses	(9,675)			(8,139)
Other assets	39,793			31,694
Total non-interest-earning assets	86,961			78,150
Total assets	$1,361,612			$1,187,971

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$153,503	$3,870	3.37%	$135,670	$2,616	2.58%
Money market	190,660	6,018	4.22%	167,918	4,330	3.45%
Savings deposits	55,145	688	1.67%	50,019	260	0.69%
Time deposits	481,933	17,968	4.98%	464,049	15,451	4.45%
Total interest-bearing deposits	881,241	28,544	4.33%	817,656	22,657	3.70%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	163,582	5,579	4.56%	69,029	2,412	4.67%
Long-term borrowings	34,406	2,085	8.10%	24,256	1,634	9.01%
Total interest-bearing liabilities	1,079,229	36,208	4.49%	910,941	26,703	3.92%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	167,642			179,569
Other liabilities	19,472			17,189
Shareholders’ equity	95,269			80,272
Total non-interest-bearing liabilities and shareholders’ equity	282,383			277,030
Total liabilities and shareholders’ equity	$1,361,612			$1,187,971

Interest rate spread (tax equivalent basis)			2.97%			3.58%
Net interest income (tax equivalent basis)		$34,919			$35,556
Net interest margin (3) (tax equivalent basis)			3.66%			4.28%

_______
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the nine months ended September 30, 2007 and September 30, 2006.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2007 Compared to 2006 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$6,663	$(86)	$6,577
Investment securities (2)	782	181	963
Interest-bearing deposits in other banks	(2)	-	(2)
Federal Home Loan Bank stock	181	9	190
Federal funds sold and securities purchased under agreements to resell	1,059	81	1,140
Total interest income	8,683	185	8,868

Interest expense
NOW accounts	376	878	1,254
Money market	636	1,052	1,688
Savings deposits	29	399	428
Time deposits	613	1,904	2,517
Short-term borrowings and FHLB advances	3,226	(59)	3,167
Long-term borrowings	628	(177)	451
Total interest expense	5,508	3,997	9,505

Change in net interest income	$3,175	$(3,812)	$(637)

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

Provision for Loan Losses

While on a consolidated basis, total loans outstanding increased during the first nine months of 2007, this increase was primarily due to the acquisition of The Bank of Venice. The acquisition added $56.8 million of loans to the September 30, 2007 balance sheet and required no additional provision for loan losses during the period.

The provision for loan losses increased 58% to $3.5 million in the first nine months of 2007 compared to $2.2 million in the comparable prior year period. The higher provision for loan losses in 2007 was primarily attributable to the continued contraction of residential real estate activity and the ripple effect on our local economies as well as the increase in our nonperforming loans, delinquencies and charge-offs. Loan growth of $155.4 million was the primary driver of the provision for loan losses during the 2006 period. Additionally, due to the weakening economic environment, we increased economic risk factors employed in estimating the allowance during the second quarter of 2006 and have maintained these higher factors since that period. We elevated certain quantitative and qualitative factors used in estimating our allowance for loan losses during the third quarter of 2007. Net charge-offs, relating primarily to the indirect auto dealer loan portfolio, were $2.1 million, or 0.26% of average loans on an annualized basis, during the nine months ended September 30, 2007, compared to $962,000, or 0.13% of average loans on an annualized basis, for the same period in 2006.

Non-interest Income

Non-interest income for the first nine months of 2007 was $5.6 million.  This represents a 22% increase over the comparable prior year period which totaled $4.6 million.  The increase was primarily attributable to a gain of approximately $254,000 recognized from the disposition of land and a gain of approximately $702,000 recognized from the disposition of an office building coupled with increases in service charges on deposit accounts. Non-interest income of The Bank of Venice represented approximately $52,000 of the increased service charges and mortgage origination fees.

Non-interest Expense

Non-interest expense for the first nine months of 2007 was $30.5 million.  This represented a 16% increase over the prior year period which totaled $26.3 million. This increase includes approximately $1.1 million, resulting from the operations of The Bank of Venice subsequent to the April 30, 2007 acquisition date as discussed in greater detail above. The overall increase reflected increased operating costs along with our continued investments in people, systems and facilities which provide the platform for future asset, deposit and revenue growth.

The $1.98 million increase in salary and employee benefits costs in the first nine months of 2007 relative to the first nine months of 2006 resulted primarily from $627,000 of annual salary increases to retain and provide incentives for employees and additional benefits and payroll related costs of approximately $272,000. Deferred salary and benefit loan origination costs were $415,000 lower due to lower levels of loan originations during the period.  Additionally, the operations of The Bank of Venice represent approximately $579,000 of the increase in this caption subsequent to the acquisition.

The $1.40 million increase in occupancy expense resulted from several categories of expense. The most significant were: 1) increased property insurance costs of approximately $345,000 due to higher insurance premiums and increased levels of coverage; 2) increased communications costs along with additional equipment depreciation costs of $293,000; 3) increased net facility rent expense of $197,000; and 4) approximately $133,000 in additional building depreciation due primarily to the occupancy of our new high profile Naples Boulevard branch and office space location in Naples Florida.  Finally, the operations of The Bank of Venice added approximately $198,000 of occupancy related costs to the operations of the consolidated entity for the period from acquisition to the end of the third quarter.

The $815,000 increase in other expense resulted from four significant categories of expense. These categories were as follows: increased professional fees of approximately $172,000; increased outsourced computer services expense of $154,000; increased FDIC and State assessments of $150,000 due to higher deposit insurance premiums; and increased marketing and community relations expenses of $122,000. The operations of The Bank of Venice subsequent to acquisition represented approximately $285,000 of the total increase in other expense.

Balance Sheet

Total assets at September 30, 2007 were $1.40 billion, up 6% from total assets of $1.32 billion at December 31, 2006.  Total loans outstanding increased $40.1 million, or 4%, to $1.10 billion for the first nine months of 2007 from year end 2006 reflecting the $56.8 million increase in loans from the acquisition of The Bank of Venice partially offset by the impact of the pay-off of several large loans at TIB Bank.  Also, in the same period, investment securities increased $31.6 million. As the overall Company continues to experience growth, securities are purchased to maintain appropriate levels of liquid assets on the balance sheet.

At September 30, 2007 advances from the Federal Home Loan Bank were $150.0 million, a $25.0 million increase. The acquisition of The Bank of Venice resulted in $5.0 million of the total increase. Short-term borrowings increased due to higher balances of repurchase agreements with deposit customers, reflecting our business development efforts to attract new business customers.

Shareholders’ equity totaled $100.7 million at September 30, 2007, increasing $14.8 million from December 31, 2006. This increase is primarily due to 944,400 shares of common stock and 82,750 stock options issued in connection with the acquisition of The Bank of Venice with a fair value of approximately $14.0 million. Book value per share increased to $7.84 at September 30, 2007 from $7.33 at December 31, 2006.  The Company declared a quarterly dividend of $0.06 per share in the first, second and third quarters of 2007 and $0.05875 per share in the first, second and third quarters of 2006.

Investment Securities

Investment securities available-for-sale increased by $31.7 million to $162.9 million at September 30, 2007. The increase was primarily the result of purchases of U.S. Government agency securities and agency guaranteed mortgage backed securities. On a quarterly basis, the investment securities portfolio is reviewed for other-than-temporary impairment. All individual securities that have been in a continuous unrealized loss position at September 30, 2007 had investment grade ratings upon purchase. Net unrealized losses on available for sale investment securities were $4.9 million at September 30, 2007, compared with net unrealized losses of $722,000 at December 31, 2006. Such unrealized losses represent the difference between the estimated fair value and amortized cost of the investment securities.

During the third quarter, as a result of turmoil in global financial markets and changes in liquidity and the pricing of risk, the fair value of collateralized debt obligations, with an amortized cost of $15.0 million, declined by approximately $4.1 million, resulting in a gross unrealized loss of $4.3 million on these securities. The estimated fair market value of these securities is based upon an estimate provided by an unaffiliated brokerage firm. In determining their estimate, they utilized interest rate risk spreads to certain benchmark rates implied in transactions of similar types of investments as there have been no recent transactions in identical securities. Accordingly, the amount actually received in an arms-length sale of these securities could be greater or less than the estimated fair value.

As of September 30, 2007, the underlying assets in the four collateralized debt obligations are comprised primarily of trust preferred securities and other corporate debt obligations of banks, insurance companies, REITs and real estate companies. Our securities are floating rate securities which were rated A or better by an independent and nationally recognized rating agency at the time of our purchase. During the third quarter of 2007, three issuers in one security and a single issuer in each of two other securities defaulted. Accordingly the ratings of these securities were downgraded to BBB, BBB+ and A-, respectively. The rating on the fourth security did not change.  We own positions in each security which are collateralized in excess of 100% including the effect of the defaulted issuers. We performed a detailed analysis of each of the collateralized debt obligations utilizing current loss expectations for the underlying collateral. Based on our analysis we do not currently estimate any loss or delay in the receipt of contractual principal and interest for these securities. Accordingly, we concluded that the impairment of such securities was largely attributable to a general lack of liquidity resulting from a widening of risk spreads and premiums required by market participants and the collateralized debt obligations were not other than temporarily impaired as of September 30, 2007. Nevertheless, changes in market conditions and the financial condition of the issuers of the underlying debt obligations could impact the future market values of these collateralized debt obligations, which may lead to different conclusions at later dates.

(Dollars in thousands)
Amortized Cost of Collateralized Debt Obligation	Rating at Purchase	Current Rating	Estimated Fair Value as of September 30, 2007

$6,000	A	BBB	$3,600
5,000	Aa2	Aa2	4,700
2,000	A	BBB+	1,200
1,996	A	A-	1,240

The Company also had unrealized losses of $366,000 on a marketable equity security having a cost basis of $3.0 million at September 30, 2007. As of that date, the Company believed the impairment to be temporary and due to credit concerns relating to weakness in the national real estate market.

As of September 30, 2007, the Company has the ability and intent to hold each of its impaired securities to recovery, which may be until maturity in the case of the collateralized debt obligations. The Company intends to closely monitor the performance of the collateralized debt obligations, the equity security and other securities to assess if changes in their underlying credit performance or other events cause the cost basis of these securities to become other than temporarily impaired. As of September 30, 2007, all other unrealized losses are considered to be temporary in nature due to market interest rate fluctuations and accordingly, no impairment adjustment has been recorded.

Loan Portfolio Composition

The two most significant components of our loan portfolio are classified in the notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of September 30, 2007 and December 31, 2006.

(Dollars in thousands)	September 30, 2007		December 31, 2006
	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition

Mixed Use Commercial/Residential	$101,295	17%	$92,220	17%
1-4 Family Investment and Multi Family	78,426	13%	75,154	14%
Hotels/Motels	81,692	14%	77,055	14%
Guesthouses	80,415	13%	76,990	14%
Office Buildings	100,101	17%	74,380	14%
Retail Buildings	62,258	10%	57,930	10%
Restaurants	37,471	6%	31,802	6%
Marinas/Docks	20,277	3%	26,312	5%
Warehouse and Industrial	28,459	5%	21,206	4%
Other	13,892	2%	13,227	2%

Total	$604,286	100%	$546,276	100%

	September 30, 2007		December 31, 2006
	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition

Construction:
Residential – owner occupied	$22,263	15%	$23,892	15%
Residential – commercial developer	38,939	26%	42,664	27%
Commercial structure	15,890	10%	24,035	15%
	77,092	51%	90,591	57%
Land:
Raw land	15,788	10%	6,580	4%
Residential lots	17,349	12%	19,759	13%
Land development	11,940	8%	9,578	6%
Commercial lots	28,639	19%	31,164	20%
Total land	73,716	49%	67,081	43%

Total	$150,808	100%	$157,672	100%

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

 Non-performing assets are as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Total nonaccrual loans (a)	$16,565	$4,223
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	16,565	4,223

Repossessed personal property (indirect auto dealer loans)	2,773	1,958
Other real estate owned	186	-
Other assets (b)	2,912	2,861
Total non-performing assets	$22,436	$9,042

Allowance for loan losses	$11,613	$9,581

Non-performing loans as a percent of gross loans	1.50%	0.40%
Non-performing assets as a percent of total assets	1.61%	0.69%
Allowance for loan losses as a percent of non-performing loans	70%	227%
Net charge-offs as a percent of average loans (c)	0.26%	0.15%

(a)
Non-performing loans include the $1.6 million loan discussed below that is guaranteed for both principal and interest by the U.S. Department of Agriculture (USDA). In December 2006, the Bank stopped accruing interest on this loan pursuant to a ruling made by the USDA. Nonaccrual loans are as follows:

	September 30, 2007		December 31, 2006
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	6	$4,709	2	$150
Commercial and agricultural	4	965	1	142
Commercial real estate	4	2,282	1	396
Residential land development	1	3,921	-	-
Participations in residential loan pools	9	1,314	-	-
Government guaranteed loan	1	1,641	1	1,641
Indirect auto-dealer loans	134	1,733	156	1,894
		$16,565		$4,233

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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million at September 30, 2007 and December 31, 2006. The loan was accruing interest until December 2006 when the Bank ceased the accrual of interest pursuant to a ruling made by the USDA. Accrued interest on the guaranteed portion of this loan totals approximately $941,000 at September 30, 2007 and December 31, 2006.

In pursuing the collection of the loan, the Bank has incurred various expenditures. The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. The non-guaranteed principal and interest ($2.0 million at September 30, 2007 and December 31, 2006) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $951,000 and $899,000 at September 30, 2007 and December 31, 2006, respectively, are included as “other assets” in the financial statements.

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

(c)
This ratio is computed by dividing annualized net charge offs for the nine months ended September 30, 2007 and net charge offs for the twelve months ended December 31, 2006, by the average balance of loans outstanding for the nine months ended September 30, 2007 and by the average balance of loans outstanding for the year ended December 31, 2006, respectively.

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $11.6 million and $9.6 million at September 30, 2007 and December 31, 2006, respectively.  Our process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans.  The result is that commercial real estate loans and commercial loans are classified into the following risk categories: Pass, Special Mention, and Substandard or Loss.  The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or worse. Otherwise, we allocate an allowance for each risk category.  The allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Individual commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. If a loan is considered to be impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans are as follows:

	September 30, 2007	December 31, 2006
Loans with no allocated allowance for loan losses	$122	$519
Loans with allocated allowance for loan losses	2,403	142
Total	$2,525	$661

Amount of the allowance for loan losses allocated	$714	$45

Home equity loans, indirect auto dealer loans, residential loans and consumer loans generally are not analyzed individually and or separately identified for impairment disclosures.  These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans.  As above, when appropriate, a specific reserve will be established for individual loans.  Otherwise, we allocate an allowance for each loan classification.  The allocations are based on the same factors mentioned above.

Based on an analysis performed by management at September 30, 2007, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon our recent historical loss experience, the level of nonperforming and delinquent loans, information known today and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Capital and Liquidity

The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes.  As of September 30, 2007, the ratio of Total Capital to Risk Weighted Assets was 12.0%.  The increase from the 11.8% reported as of December 31, 2006 is related to the impact on capital from the acquisition of The Bank of Venice, partially offset by the pay-off during the first quarter of 2007 of $4.0 million of subordinated debt which had been included in Tier 2 Capital.

In August, the Board authorized the repurchase of up to 400,000 shares of the Company's outstanding common stock. No shares were purchased during the third quarter.

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity.  The Banks have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Banks is based on a percentage of the Banks’ total assets as reported in their most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At September 30, 2007, there were $150.0 million in advances outstanding in addition to $25.0 million in letters of credit used in lieu of pledging securities to the State of Florida to collateralize governmental deposits.  As of September 30, 2007 collateral availability under our agreements with the Federal Home Loan Bank provides for total borrowings of up to approximately $183.8 million.

The Banks have unsecured overnight federal funds purchased accommodations up to a maximum of $30.0 million from their correspondent banks.

We continue to monitor our liquidity position as part of our asset-liability management. We believe that we have adequate funding sources through brokered deposits, unused borrowing capacity from the FHLB, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

Asset and Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities.  The Company manages its rate sensitivity position to manage net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at September 30, 2007 is presented in the table below:

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$325,413	$57,422	$100,089	$502,603	$118,438	$1,103,965
Investment securities-taxable	52,307	712	14,227	29,617	53,230	150,093
Investment securities-tax exempt	1,414	1,267	885	365	6,198	10,129
Marketable equity securities	2,634	-	-	-	-	2,634
FHLB stock	9,331	-	-	-	-	9,331
Federal funds sold and securities purchased under agreements to resell	29,439	-	-	-	-	29,439
Interest-bearing deposit in other banks	204	-	-	-	-	204
Total interest-earning assets	420,742	59,401	115,201	532,585	177,866	1,305,795

Interest-bearing liabilities:
NOW accounts	136,892	-	-	-	-	136,892
Money market	185,789	-	-	-	-	185,789
Savings deposits	55,675	-	-	-	-	55,675
Time deposits	129,557	106,582	162,293	86,168	-	484,600
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	190,127	5,000	30,000	-	-	225,127
Total interest-bearing liabilities	723,040	111,582	192,293	86,168	8,000	1,121,083

Interest sensitivity gap	$(302,298)	$(52,181)	$(77,092)	$446,417	$169,866	$184,712

Cumulative interest sensitivity gap	$(302,298)	$(354,479)	$(431,571)	$14,846	$184,712	$184,712

Cumulative sensitivity ratio	(23.2%)	(27.1%)	(33.1%)	1.1%	14.1%	14.1%

We are cumulatively liability sensitive through the one-year time period, and asset sensitive in the over one year timeframes above.  Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  Because of this, if market interest rates should decrease, it is anticipated that our net interest margin would decrease.  Also, as approximately 15% of our deposit funding is comprised of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  In the next three months, we anticipate short-term interest rates will remain stable and we expect that our net interest margin may decline. This expectation is due to the effects of competitive pressure on loan production at higher interest rates combined with increased depositor rate sensitivity. Due to the Federal Reserve’s recent monetary policy where short-term interest rates are decreasing we anticipate that our net interest margin contraction would be slower because we have positioned the Company by increasing our liability sensitivity through variable rate borrowings and shorter term certificates of deposit. We expect this will be largely offset by the effect of having more total assets subject to rate changes than total liabilities that are rate sensitive in a short term period.

Even in the near term, we believe the $431.6 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings in a rising rate environment for two primary reasons. First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore offer us the opportunity to delay or diminish any rate re-pricings.  Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate.

Interest-earning assets and time deposits are presented based on their contractual terms.  It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. It is our policy to maintain our cumulative one year gap ratio in the -30% to 0% range.  At September 30, 2007, the Company is outside this range with a one year cumulative sensitivity ratio of –33.1%. Anticipating the end of the cycle of Federal Reserve interest rate hikes, we have intentionally increased the liability sensitivity of the balance sheet through variable rate funding when possible. The effectiveness of this tactic will depend on the timing and extent of the current round of interest rate decreases.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2007, total unfunded loan commitments were approximately $176.9 million.

Standby letters of credit are conditional commitments issued by the Banks to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Banks generally hold collateral and/or obtain personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At September 30, 2007, commitments under standby letters of credit aggregated approximately $3.1 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We believe interest rate risk is the most significant market risk impacting us. Each of our subsidiary banks monitors and manages its interest rate risk using interest rate sensitivity “gap” analysis and simulation modeling to measure the impact of market interest rate changes on net interest income. See our 2006 annual report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2006. There have been no changes in the significant assumptions used in monitoring interest rate risk as of September 30, 2007. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the nine month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1a. Risk Factors

    Uncertainty and volatility in financial markets may affect the market values of financial assets

Substantially all of our assets are financial assets. We own investment securities whose values fluctuate with changes in the financial markets. Additionally, certain changes in the direction and level of interest rates, the monetary policy of the Federal Reserve, developments in global financial markets, changes in liquidity and the pricing of risk and the individual creditworthiness of the underlying debt issuers among other factors also affect the market values of financial assets. As a result, the market values of our financial assets will fluctuate and it is possible that these changes in value may result in losses.

Other than as discussed above, there has not been any material change in the risk factor disclosure from that contained in the Company's 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

On November 7, 2007, the Company amended the employment agreement between the Company and Alma R. Shuckhart, Senior Executive Vice President of its wholly owned subsidiary TIB Bank and President of its Southwest Florida market. The amendment modifies the agreement currently in place to amend section 8b of the agreement relating to compensation in the event the Executive terminates employment for Good Reason.  A copy of the amendment is attached to this Form 10-Q as Exhibit 10.1

Item 6.  Exhibits

 (a) Exhibits

Exhibit 10.1 -	Second Amendment dated November 7, 2007 to the Employment Agreement for Alma Shuckhart
Exhibit 31.1 -	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 31.2 -	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 32.1 -	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
Exhibit 32.2 -	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.
Date: November 9, 2007	/s/ Edward V. Lett
Edward V. Lett President and Chief Executive Officer

Date: November 9, 2007	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President and Chief Financial Officer