Form 10-K
period 2007-12-31
TIB FINANCIAL CORP.
filed 2008-03-17
CIK 1013796

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007	Commission file number 000-21329

TIB FINANCIAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State of Incorporation)	65-0655973 (I.R.S. Employer Identification No.)
599 9th Street North Suite 101 Naples, Florida (Address of Principal Executive Offices)	34102 (Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $164,753,000 based on the $12.85 per share closing price on June 29, 2007.
The number of shares outstanding of issuer’s class of common stock at February 29, 2008 was 12,787,649 shares of common stock.
Documents Incorporated By Reference: Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2007 fiscal year end are incorporated by reference into Parts II and III of this report.

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

PART I

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning); the term “Banks” mean TIB Bank (and its subsidiaries) and The Bank of Venice (unless the context indicates another meaning).

ITEM 1:  BUSINESS

General

    We are a financial holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiaries, TIB Bank, The Bank of Venice and Naples Capital Advisors, Inc.  Together we have twenty full-service banking offices in Florida that are located in Monroe, Miami-Dade, Collier, Lee, Highlands, and Sarasota counties.  TIB Bank, which was formed in 1974, serves the Southern Florida market while The Bank of Venice serves the Sarasota County market.  At December 31, 2007, we had approximately $1.44 billion in total assets, $1.05 billion in total deposits, $1.11 billion in total loans, and $96.2 million in shareholder’s equity.  The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (FDIC), up to applicable limits.

Through the Banks, we offer a wide range of commercial and retail banking and financial services to businesses and individuals. Our account services include checking, interest-bearing checking, money market, savings, certificates of deposit and individual retirement accounts. We offer all types of commercial loans, including: owner-operated commercial real estate; acquisition, development and construction; income-producing properties; working capital; inventory and receivable facilities; and equipment loans. We also offer a full complement of consumer loan products including residential real estate, installment loans, home equity, home equity lines, and indirect auto dealer loans. Our lending focus is predominantly on small to medium-sized business and consumer borrowers. Most importantly, we provide our customers with access to local officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships.  Through Naples Capital Advisors, Inc., we offer wealth management and advisory services.

We are subject to examination and regulation by the Board of Governors of the Federal Reserve System, the Florida Office of Financial Regulation, and the FDIC. This regulation is intended for the protection of our depositors, not our shareholders.

Business Strategy

Our business strategy is to operate as a profitable, diversified financial services company providing a variety of banking and other financial services, with an emphasis on consumer and residential mortgage lending, commercial business loans to small and medium-sized businesses and private banking and wealth management. As a result of the consolidation of small and medium-sized financial institutions, we believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to small and middle-market commercial and retail customers. We emphasize comprehensive retail and small business products and responsive, decentralized decision-making which reflects our knowledge of our local markets and customers.

To continue asset growth and profitability, our marketing strategy is targeted to:

•	Provide customers with access to our local executives who make key credit and account decisions;

•	Pursue commercial lending opportunities with small to mid-sized businesses which we believe are underserved by our larger competitors;

•	Continue originating indirect auto dealer loans to diversify our sources of loans and revenue and enhance our net interest margin and generate attractive risk adjusted returns;

•	Cross-sell our products and services to our existing customers to leverage our relationships and enhance profitability; and

•	Adhere to safe and sound credit standards to maintain the continued quality of assets as we implement our growth strategy.

Banking services

Commercial Banking. The Banks focus their commercial loan originations on established small and mid-sized businesses, professionals and professional organizations in their market areas. These loans are usually accompanied by cash management services and deposit relationships. The Banks provide commercial real estate loans to finance the acquisition and development of owner operated properties; acquisition, development and construction of investment properties; builder construction lines of credit; and the purchase of income-producing properties, including office buildings, industrial buildings, self-storage, hotel/motel, medical centers, marinas, retail and shopping centers. The Banks offer a complete range of commercial loan products, including revolving lines of credit for working capital and term loans for the acquisition of equipment, funding property improvements or other business related expenses. Commercial underwriting is driven by cash flow repayment analysis along with the additional support provided by collateral and the principals involved with the loan.

Retail Banking. Retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Banks to meet the varied needs of its customers from young persons to senior citizens. In addition to traditional products and services, the Banks offer contemporary products and services, such as debit cards, Internet banking and electronic bill payment services. Consumer loan products offered by the Banks include home equity lines of credit, second mortgages, new and used auto loans, including indirect loans through auto dealers, new and used boat loans, overdraft protection, and unsecured personal credit lines.

Mortgage Banking. The Banks’ mortgage banking business is structured to provide a source of fee income largely from the process of originating mortgages for sale in the secondary market (primarily fixed rate loans), as well as the origination of primarily adjustable rate loans to be held in the Banks’ loan portfolio. Mortgage banking capabilities include conventional and nonconforming mortgage underwriting; and construction and permanent financing.

Lending activities

Loan Portfolio Composition. At December 31, 2007, the Banks' loan portfolios totaled $1.13 billion, representing approximately 78% of our total assets of $1.44 billion. For a discussion of our loan portfolio, see “Management's Discussion of Financial Condition and Results of Operation - Loan Portfolio.”

The composition of the Banks’ loan portfolio at December 31, 2007 and 2006 is indicated below, along with the growth from the prior year

(Dollars in thousands)	Total Loans December 31, 2007	% of Total Loans	Total Loans December 31, 2006	% of Total Loans	% Increase (Decrease) from December 31, 2006 to 2007
Real estate mortgage loans:
Commercial	$612,084	54%	$546,276	51%	12%
Residential	112,138	10%	82,243	8%	36%
Farmland	11,361	1%	24,210	2%	(53%)
Construction and vacant land	168,595	15%	157,672	15%	7%
Commercial and agricultural loans	72,076	6%	84,905	8%	(15%)
Indirect auto dealer loans	117,439	11%	141,552	13%	(17%)
Home equity loans	21,820	2%	17,199	2%	27%
Other consumer loans	12,154	1%	9,795	1%	24%
Total	$1,127,667	100.0%	$1,063,852	100.0%	6%

Commercial Real Estate Mortgage Loans. At December 31, 2007, the Banks’ commercial real estate loan portfolio totaled $612.1 million. The Banks also have $11.4 million in loans outstanding that are secured by farmland. The Banks originate commercial mortgages secured by office and retail buildings, hotels, bed and breakfast inns, and multi-purpose warehouse buildings. Although terms may vary, the Banks’ commercial mortgages generally are long term in nature, owner-occupied or owner operated, and variable-rate loans. The Banks seek to reduce the risks associated with commercial mortgage lending by generally lending in their market area and obtaining periodic financial statements and tax returns from borrowers. Commercial real estate loans are underwritten with future cash flows as the primary source of repayment. It is also the Banks’ general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

Commercial Loans. At December 31, 2007, the Banks’ commercial loan portfolio totaled $72.1 million. The Banks originate secured and unsecured loans for business purposes. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns.

Construction Loans. At December 31, 2007, the Banks’ construction loan portfolio totaled $168.6 million. The Banks provide interim real estate acquisition development and construction loans to builders, developers, and the owner-occupants of the building. Real estate development and construction loans to provide interim financing on the property are based on acceptable percentages of the appraised value of the property securing the loan in each case. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. The Banks carefully monitor these loans with on-site inspections and control of disbursements.

Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely in the value of the underlying property, the Banks consider the market conditions and feasibility of the proposed project, the financial condition and reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information.

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

Residential Real Estate Mortgage Loans. At December 31, 2007, the Banks’ residential loan portfolio totaled $112.1 million. The Banks originate adjustable and fixed-rate residential mortgage loans. Such mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. The Banks will place some of these, primarily adjustable rate, loans into our portfolio, although the majority of loans originated are sold to investors.

Indirect Auto Dealer Loans. At December 31, 2007, TIB Bank's indirect auto dealer loans portfolio totaled $117.4 million. TIB Bank buys loans that have been originated by automobile dealerships—this is commonly referred to as indirect lending.  We predominately buy loans from auto dealers in Southwest Florida and they are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles.

The balance of outstanding indirect loans declined in 2007 as we reacted to local economic conditions by implementing more stringent underwriting criteria and reducing the volume of our originations. We expect new production in 2008 to be less than loan principal repayments causing the total amount of indirect loans held in the portfolio to decline during the year.

We strive to deliver attractive risk adjusted returns while maintaining credit quality in our indirect lending operations due to a combination of factors including:

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

Other Consumer Loans and Home Equity Loans. At December 31, 2007, the Banks’ consumer loan portfolios totaled $12.2 million, and their home equity portfolios totaled $21.8 million. The Banks offer a variety of consumer loans. These loans are typically secured by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 85% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 10 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.

Credit administration

The Banks’ lending activities are governed by written policies approved by their boards of directors to ensure proper management of credit risk. Loans are subject to a defined credit process that includes repayment analysis of the borrower, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential underperforming credits, estimate loss exposure, and to ascertain compliance with the Banks’ policies. Management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

The Banks generally do not make commercial or consumer loans outside their market areas unless the borrower has an established relationship with one of the Banks and conducts its principal business operations within the Banks’ market areas. Consequently, the Banks and their borrowers are affected by the economic conditions prevailing in their market areas.

Private Banking and Wealth Management

On January 2, 2008, the Company acquired Naples Capital Advisors, Inc. of Naples, Florida. The investment management company, which has $80 million in assets under advisement from area families and high net worth individuals, became a wholly-owned subsidiary. This acquisition spearheads our entry into a new business line offering private banking, wealth management and trust services throughout our market areas. The Company has applied for trust powers which are expected to be granted by the State of Florida Office of Financial Regulation by mid-summer, 2008.

Merchant Bankcard Processing

Through December 30, 2005, TIB Bank processed credit card transactions for merchants primarily in the Florida Keys. TIB Bank sold the merchant bankcard processing segment to NOVA Information Systems on December 30, 2005. Subsequent to the sale, all historical operating results are reflected as discontinued operations in the accompanying financial statements.

Employees

As of December 31, 2007, the Banks employed 337 full-time employees and 13 part-time employees. Except for certain officers of the Banks who presently serve as officers of the Company, the Company does not have any employees. The Company and its subsidiaries are not a party to any collective bargaining agreement, and management believes the Company and its subsidiaries enjoy satisfactory relations with their employees.

Related Party Transactions

At December 31, 2007, we had $1.13 billion in total loans outstanding, of which $679,000 was outstanding to certain of our executive officers and directors and their related business interests. In the ordinary course of business, the Banks make loans to our directors and their affiliates and to policy-making officers, all of which are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and do not involve more than the normal risk of collectibility.

SUPERVISION AND REGULATION

General

We are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects, as well as those of the Banks.

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

 With certain limited exceptions, we are required to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. In acting on applications for such approval, the Federal Reserve must consider various statutory factors, including among others, the effect of the proposed transaction on competition in the relevant geographical and product markets, each party’s financial condition and management resources and record of performance under the Community Reinvestment Act.  Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of 25% or more of any of our voting securities is required to give 60 days’ written notice of the acquisition to the Federal Reserve, which may prohibit the transaction, and to publish notice to the public.

Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the Federal Reserve, we may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the Federal Reserve to be closely related to the business of banking or of managing or controlling banks. In recent years, changes in law have significantly increased the right of an eligible bank holding company, called a “financial holding company,” to engage in a full range of financial activities, including insurance and securities activities, as well as merchant banking and other financial services.  We are a financial holding company and thus have expanded financial affiliation opportunities as long as the Banks remain well-capitalized under the standards discussed below, and also meet certain other requirements.  As of December 31, 2007, the Banks met these requirements for our continued qualification as a financial holding company.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, investments in their securities, and the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from the Banks for our cash needs, including funds for the payment of dividends, interest and operating expenses. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Banks may not generally require a customer to obtain other services from themselves or us, and may not require that a customer promise not to obtain other services from a competitor as a condition to and extension of credit to the customer. The Federal Reserve has ended the anti-tying rules for bank holding companies and their non-banking subsidiaries. Such rules were retained for banks.

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

Federal and State Bank Regulation

The Banks are Florida state-chartered banks, with all the powers of a commercial bank regulated and examined by the Florida Office of Financial Regulation and the FDIC. The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities that violate law, regulation or written agreement with the FDIC. Enforcement powers also regulate activities that are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

In its lending activities, the maximum legal rate of interest, fees and charges that a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount that may be loaned to any one customer and its related interest to capital levels. The Banks are also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Banks and not involve more than the normal risk of repayment.  The Banks are also subject to federal laws establishing certain record keeping, customer identification and reporting requirements with respect to certain large cash transactions, sales of travelers’ checks or other monetary instruments, and international transportation of cash or monetary instruments.  Further, under the USA Patriot Act of 2001, financial institutions, including the Banks, are required to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others:  money laundering, suspicious activities and currency transaction reporting, and currency crimes.

The Community Reinvestment Act requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluates the record of the financial institution in meeting the credit needs in its communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of their most recent examination reports, the Banks have a Community Reinvestment Act rating of “Satisfactory.”

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority.  The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.  An institution that fails to meet those standards be subject to regulatory sanctions and/or be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards.  We believe that we substantially meet all standards that have been adopted.  This law also imposes capital standards on insured depository institutions.  See “Capital Requirements” below.

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

Deposit Insurance

As FDIC member institutions, deposits of the Banks are currently insured to the current maximum allowed by law through the Bank Insurance Fund, which is administered by the FDIC.

Limits on Dividends and Other Payments

Our current ability to pay dividends is largely dependent upon the receipt of dividends from the Banks. Both federal and state laws impose restrictions on the ability of the Banks to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized.”  See “Capital Requirements" below. The Federal Reserve has issued a policy statement that provides that bank holding companies should pay dividends only out of the prior year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. For a Florida state-chartered bank, dividends may be paid out of the bank’s aggregate net profits for the current year combined with its retained earnings for the preceding two years as the board deems appropriate.  No dividends may be paid at a time when a bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law.  In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

Capital Requirements

The Federal Reserve and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 200% for assets with relatively high credit risk, such as asset-backed and mortgage-backed securities that are rated below investment grade.

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

The federal banking agencies are required to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements.  As a result, the federal bank regulatory authorities have adopted regulations setting forth a five tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.  As of December 31, 2007, the Banks met the definition of a “well-capitalized” institution.

A depository institution generally is prohibited from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator; generally within 90 days of the date such institution is determined to be critically undercapitalized.

The federal banking agencies also have significantly expanded powers to take enforcement action against institutions that fail to comply with capital or other standards. Such action may include limitations on the right to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC.  The circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver also is limited under law.  In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy.  Such a change could affect the ability of the Banks to grow and could restrict the amount of profits, if any, available for the payment of dividends to us.

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

Other Legislative Considerations

The United States Congress and the Florida Legislature periodically consider and may adopt legislation that results in additional deregulation, among other matters, of banks and other financial institutions.  Such legislation could modify or eliminate current prohibitions with other financial institutions, including mutual funds, securities, brokerage firms, insurance companies, banks from other states, and investment banking firms.  The effect of any such legislation on our business or that of the Banks cannot be accurately predicted.  We cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect on us.

Competition

The banking business is highly competitive.  Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered.  The Banks encounter strong competition from most of the financial institutions in the Banks' primary service areas.  In the conduct of certain areas of their banking business, the Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Banks.  Many of these competitors have substantially greater resources and lending limits than the Banks have and offer certain services, such as trust services, that the Banks do not provide presently.  Management believes that personalized service and competitive pricing is a sustainable competitive advantage that will provide us with a method to compete effectively in our primary service areas.

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

FDIC Insurance Assessments

The FDIC insures the deposits of the Banks up to prescribed limits for each depositor.  The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors.  Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category.  An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.  The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. As a result of the Federal Deposit Insurance Reform Act of 2005, the Banks were assessed deposit insurance on a quarterly basis beginning January 1, 2007.  The Banks’ latest assessment rate is approximately 0.06% of total deposits.

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

Our business may face risks with respect to future expansion

We may acquire other financial institutions or parts of financial institutions in the future and we may engage in additional de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of risks, including:

·	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

·	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

·
the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

·	our ability to finance an acquisition and possible dilution to our existing shareholders;

·	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

·	entry into new markets where we lack experience;

·	the introduction of new products and services into our business;

·	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

·	the risk of loss of key employees and customers.

We may incur substantial costs to expand, and can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or, after giving effect to the acquisition, that we will achieve profits comparable to, or better than, our historical experience.

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

Any adverse market or economic conditions in the State of Florida may disproportionately increase the risk that our borrowers will be unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2007, approximately 82% of our loans held for investment were secured by real estate. Of this amount, approximately 67% were commercial real estate loans, 12% were residential real estate loans and 18% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Florida could adversely affect the value of our assets, revenues, results of operations and financial condition.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development and construction loans for builders, developers and individuals. As of December 31, 2007, approximately $168.6 million of our loan portfolio represents loans for construction and vacant land. Land acquisition and development and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential or commercial units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings. In February 2008, a $13.5 million commercial land development loan matured and was placed on nonaccrual because the borrowers were unable to service the debt. Non-performing loans in our land acquisition and development and construction portfolio may increase further and these non-performing loans may result in a material level of charge-offs, which may negatively impact our capital and earnings.

If the value of real estate in our core Florida market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Banks often secure their loans with real estate collateral. At December 31, 2007, approximately 82% of the Banks’ loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to residential mortgage lending, declining real estate values and general economic concerns. As of December 31, 2007, our non performing loans have increased significantly to $16.1 million, or 1.4% of our loan portfolio. Furthermore, the housing and residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we may face increased delinquencies and non-performing assets if builders and developers are forced to default on their loans with us. We do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Banks to increase the allowance for loan losses as a part of their examination process, the Banks’ earnings and capital could be significantly and adversely affected.

Our indirect lending program has a limited operating history and, as a result, the financial performance to date of this program may not be a reliable indicator of whether this business will be successful.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers primarily located in Southwest Florida. We began this program in 2002 and as of December 31, 2007, we had approximately $117 million of indirect loans outstanding. These loans are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, they involve significant risks in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, changes in the local economy and difficulty in monitoring collateral. While indirect automobile loans are secured, they are secured by depreciating assets and characterized by loan to value ratios that could result in the Bank not recovering the full value of an outstanding loan upon default by the borrower. Due to the economic slowdown in Southwest Florida, we are currently experiencing significantly higher delinquencies, charge-offs and repossessions of vehicles in this portfolio. If the economy continues to contract, we may continue to experience higher levels of delinquencies, repossessions and charge-offs.

The market value of our debt securities may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.
If a decline in market value is determined to be other than temporary, under generally accepted accounting principals, we are required to write these securities down to their estimated fair value. As of December 31, 2007, we owned collateralized debt obligations with a historical cost of $10.0 million which were determined to be other than temporarily impaired. Accordingly, we wrote these securities down to their estimated fair value of $6.1 million. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

Our de novo branching strategy could cause our expenses to increase faster than revenues.

Our primary strategy for building market share in Southwest Florida is based on establishing new branches. We currently plan to open one additional branch each year in 2008 and 2009. There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance that our new branches will be successful even after they have been established.

If we are unable to increase our share of deposits in our markets, we may accept out of market and brokered deposits, the costs of which may be higher than expected.

We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service areas. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, the rapid growth of recent years may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally stable interest rate environment or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our continued growth and current level of earnings may require us to raise additional capital in the future, but that capital may not be available when it is needed.

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

Our net interest income could be negatively affected by the Federal Reserve’s recent interest rate adjustments.

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affect us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In response to the dramatic deterioration of the sub-prime, mortgage, credit and liquidity in financial markets and increasing concerns about recessionary trends, the Federal Reserve recently has taken action on five occasions to reduce interest rates by a total of 225 basis points since September 2007, which likely will reduce our net interest income during the first quarter of 2008 and the foreseeable future. This reduction in net interest income likely will be exacerbated by the high level of competition that we face in our markets, which requires us to offer more attractive interest rates to borrowers on loans and to our other customers on deposits, and to rely upon out-of-market funding sources. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results and cash flows. Additionally, in 2008, we expect to have continued margin pressure given these interest rate reductions, along with elevated levels of non-performing assets.

Increases in interest rates may negatively affect our earnings and the value of our assets.

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

Competition from financial institutions and other financial service providers may adversely affect our profitability.

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

We are subject to extensive regulation that could limit or restrict our activities.

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

We face regulatory risks related to our commercial real estate loan concentrations.

Commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2007, approximately 55% of our loan portfolio consisted of CRE loans. The banking regulators are more closely scrutinizing CRE lending and may require banks with higher levels of CRE loans to implement more rigorous underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures.

We are dependent upon the services of our management team.

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

Future capital needs could result in dilution of shareholders’ investments.

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

Although publicly traded, the trading market in our common stock is less liquid and the price of our common stock due to this limited trading market may be more volatile in the future.

Our common stock is thinly traded. The average daily trading volume of our shares on The NASDAQ National Market during 2007 was approximately 20,444 shares. Thinly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital and is dependent upon the receipt of dividends from the Banks and cash available at the holding company. The ability of the Banks to pay dividends to us is limited by their obligations to maintain sufficient capital and by other general restrictions on their dividends that are applicable to state banks that are regulated by the FDIC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock. Based on the level of undistributed earnings of TIB Bank for the prior two years, declaration of dividends by TIB Bank, during 2008, would likely require regulatory approval. The Bank of Venice has no retained earnings available for dividends.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2007, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $33 million. Payments of the principal and interest on the trust preferred securities of these special purpose trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

We may issue debt and equity securities or securities convertible into equity securities, which are senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of our assets, or by issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, common stock, warrants, or other securities convertible into common stock. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

ITEM 1B: UNRESOLVED STAFF COMMENTS

We did not receive any written comments during 2007 from the Commission staff regarding our periodic and current reports under the Act. There are no comments that remain unresolved from any prior period.

ITEM 2:  PROPERTIES

The Company‘s executive offices are located at 599 9th Street North, Naples, Florida.  TIB Bank‘s executive offices are located at 6435 Naples Boulevard, Naples, Florida.  The Bank of Venice’s executive offices are located at 240 Nokomis Avenue South, Venice, Florida.  All Company operated properties are as follows:

Address	Location	Purpose	Owned/ Leased
30400 Overseas Highway	Big Pine Key	Branch	Owned
8100 Health Center Boulevard	Bonita Springs	Branch and Office Space	Leased
12205 Metro Parkway	Fort Myers	Branch	Owned
12195 Metro Parkway	Fort Myers	Indirect lending	Leased
600 North Homestead Boulevard	Homestead	Branch	Owned
777 North Krome Avenue	Homestead	Branch	Owned
632 Washington Avenue	Homestead	Office Space	Leased
28 N.E. 18 Street	Homestead	Office Space	Owned
80900 Overseas Highway	Islamorada	Branch and Office Space	Owned
99451 Overseas Highway	Key Largo	Branch and Office Space	Owned
103330 Overseas Highway	Key Largo	Branch	Owned
330 Whitehead Street	Key West	Branch	Owned
3618 North Roosevelt Boulevard	Key West	Branch	Owned
2348 Overseas Highway	Marathon	Branch	Owned
11401 Overseas Highway	Marathon Shores	Branch	Owned
6435 Naples Boulevard	Naples	TIB Bank HQ, Branch & Office Space	Owned
3940 Prospect Avenue – Suite 104 & 105	Naples	Branch and Office Space	Leased
1720 J & C Boulevard – Suite 1	Naples	Office Space	Leased
599 9th Street North – Suite 100 & 101	Naples	Corporate HQ & Branch	Owned
599 9th Street North – Suite 201	Naples	Office space	Owned
1125 US Highway 27 South	Sebring	Branch	Leased
91980 Overseas Highway	Tavernier	Branch	Owned
240 Nokomis Avenue South	Venice	Bank of Venice HQ & Branch	Owned
1790 East Venice Avenue, Suite 101	Venice	Branch	Leased
3479 Precision Drive, Suite 118	Venice	Branch	Leased

In 2005, TIB Bank sold land that it bought in 2004 located at the Miami Land & Development Subdivision in Homestead, Florida.  TIB Bank also purchased a property at 17000 Cam Circle in Ft. Myers, Florida which was later sold in 2006.

In 2006, TIB Bank purchased parcels of land located at the Lehigh Acres Subdivision in Lehigh, FL and at the City Gate Subdivision in Naples, Florida, where it plans to construct new branches.  In addition, TIB Bank entered into a sale-leaseback transaction on a building and related land located at 12195 Metro Parkway in Fort Myers, Florida.

In 2007, TIB Bank sold vacant land adjacent to the branch located at 3618 North Roosevelt Boulevard in Key West, Florida and a building located at 228 Atlantic Boulevard in Key Largo, FL which had previously been used for office space.   TIB Bank also entered into a lease agreement for a building located at 704 Washington Street in Homestead, FL.  This building will be used as office space and will be occupied in early 2008.

ITEM 3:  LEGAL PROCEEDINGS

While the Company and the Banks are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Company or the Banks that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the Company's fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ National Market under the symbol “TIBB.”  As of December 31, 2007, there were 595 registered shareholders of record and 12,783,161 shares of our common stock outstanding. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of the two-for-one stock split distributed October 23, 2006. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ National Market:

	2007		2006
(Quarter Ended)	High	Low	High	Low
March 31	$18.21	$14.67	$16.18	$14.75
June 30	15.00	12.77	16.25	14.44
September 30	13.34	10.38	16.20	15.64
December 31	11.17	6.73	18.44	15.84

For the year ended December 31, 2007, we paid cash dividends to our shareholders in the amount of $.06 per share for the first three quarters and $.0625 per share for the last quarter ($.2425 in the aggregate).  For the year ended December 31, 2006, we paid cash dividends to our shareholders in the amount of $.05875 per share for the first three quarters and $.06 per share for the last quarter ($.23625 in the aggregate).  Our ability to continue to pay cash dividends to our shareholders is primarily dependent on the earnings of the Banks.  Payment of dividends by the Banks to us is limited by dividend restrictions in capital requirements imposed by bank regulators.  Information regarding restrictions on the ability of the Banks to pay dividends to us is contained in Note 14 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof.  In general, future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and our financial condition as well as that of the Banks.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Executive Compensation – Equity Compensation Plan Information” of our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

    As of December 31, 2007, we repurchased a total of 69,200 shares of our common stock through the repurchase program announced August 6, 2007. The following table presents information relating to the purchases of the Company’s common stock by the Company during the fourth quarter of 2007:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				400,000
November 1 – 30, 2007	50,700	$8.06	50,700	349,300
December 1 – 31, 2007	18,500	8.68	18,500	330,800
Total	69,200	$8.23	69,200	330,800

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

The graph below compares the cumulative total return of TIB Financial Corp., the Nasdaq Composite Index and a peer group index.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
TIB Financial Corp.	100.00	153.23	168.19	215.44	239.08	118.95
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Southeast Bank Index	100.00	125.58	148.92	152.44	178.75	134.65

Source : SNL Financial LC, Charlottesville, VA

ITEM 6:  SELECTED FINANCIAL DATA
The selected consolidated financial data presented below as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 is unaudited and has been derived from our Consolidated Financial Statements and from our records.  The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Balance Sheet Data
As of December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Total assets	$1,444,739	$1,319,093	$1,076,070	$829,325	$669,298
Investment securities	160,357	131,199	97,464	77,807	52,557
Total loans	1,127,667	1,063,852	882,372	653,521	538,598
Allowance for loan losses	14,973	9,581	7,546	6,243	5,216
Deposits	1,049,958	1,029,457	920,424	687,859	553,813
Shareholders’ equity	96,240	85,862	77,524	68,114	41,246

Income Statement Data
Year ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Interest and dividend income	$94,741	$85,234	$59,434	$40,916	$34,606
Interest expense	48,721	38,171	20,304	10,730	9,839
Net interest income	46,020	47,063	39,130	30,186	24,767
Provision for loan losses	9,657	3,491	2,413	2,455	1,586
Net interest income after provision for loan losses	36,363	43,572	36,717	27,731	23,181
Non-interest income *	1,362	6,275	6,258	6,306	7,084
Non-interest expense	(41,921)	(35,833)	(31,856)	(27,057)	(23,541)
Income tax (expense) benefit	1,775	(5,021)	(3,927)	(2,337)	(2,324)
Income (loss) from continuing operations	(2,421)	8,993	7,192	4,643	4,400
Income from discontinued operations, net of taxes	-	254	4,632	555	702
Net income (loss)	$(2,421)	$9,247	$11,824	$5,198	$5,102

*
Non-interest income during 2007 includes a charge of $5.7 million related to the other than temporary impairment of investment securities as discussed in more detail in the "Investment Portfolio” section of management’s discussion and analysis.

Per Share Data
Year ended December 31,
	2007	2006	2005	2004	2003
Book value per share at year end *	$7.53	$7.33	$6.69	$6.00	$4.65

Basic earnings (loss) per share from continuing operations	$(0.20)	$0.78	$0.63	$0.44	$0.52
Basic earnings per share from discontinued operations	-	0.02	0.41	0.05	0.08
Basic earnings (loss) per share	$(0.20)	$0.80	$1.04	$0.49	$0.60

Diluted earnings (loss) per share from continuing operations	$(0.20)	$0.76	$0.61	$0.42	$0.50
Diluted earnings per share from discontinued operations	-	0.02	0.39	0.05	0.08
Diluted earnings (loss) per share	$(0.20)	$0.78	$1.00	$0.47	$0.58

Basic weighted average common equivalent shares outstanding	12,299,093	11,609,394	11,423,948	10,619,720	8,514,448
Diluted weighted average common equivalent shares outstanding	12,299,093	11,889,606	11,800,892	10,959,392	8,871,722
Dividends declared per share	$0.2425	$0.2363	$0.2313	$0.2263	$0.2213

*	Calculation includes unvested shares of restricted stock.

Performance Ratios
	2007	2006	2005	2004	2003
Return (loss) on average assets**	(0.18)%	0.74%	0.74%	0.63%	0.71%
Return (loss) on average equity**	(2.52)%	11.05%	10.19%	7.83%	11.69%
Average equity/average assets	6.99%	6.72%	7.26%	8.01%	6.05%
Net interest margin	3.60%	4.18%	4.38%	4.51%	4.43%
Dividend payout ratio ***	(123.19)%	30.50%	36.74%	51.76%	42.82%
Allowance for loan losses/total loans	1.33%	0.90%	0.86%	0.96%	0.97%
Non-performing assets/total assets	1.88%	0.69%	0.46%	0.60%	0.55%
Non-performing loans/total loans	1.43%	0.40%	0.11%	0.11%	0.07%
Allowance for loan losses/non-performing loans	93.08%	226.88%	789.33%	886.79%	1,336.33%
Non-interest expense/tax equivalent net interest income and non-interest income from continuing operations	87.86%	66.75%	69.69%	73.48%	73.44%

**	The computation of return on average assets and return on average equity is based on net income from continuing operations.
***	The computation of the dividend payout ratio is based on net income (loss) from continuing operations.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Banks operate primarily as real estate secured commercial lenders, focusing on middle-market businesses in our Southern Florida markets.  The Banks fund their lending activity primarily by gathering retail and commercial deposits from our service area.  TIB Bank was formed in and has a substantial market presence in the Florida Keys.  In recent years, TIB Bank has expanded into the adjacent Florida counties of Miami-Dade, Collier, Lee and Highlands.  On April 30, 2007, we completed the acquisition of The Bank of Venice located in Sarasota County, Florida.  Despite slowing economic growth in Florida, we anticipate increased opportunities in these contiguous markets for our well-positioned financial institution.

Historically we have been utilizing a de novo branching strategy of evaluating and selecting sites and building new bank branch locations to enter and grow in these new markets. While de novo expansion has a dilutive effect on short-term earnings, the resulting growth will continue to add significant value to our franchise.  By timing our expansion, we plan to balance earnings, growth and expense.

The acquisition of The Bank of Venice expanded our presence into Sarasota County.  We believe this strategic merger will provide new growth opportunities through our operation of a local community bank in an attractive new market.  The pricing, market and culture fit indicate the acquisition will be advantageous to our growth and expansion plans.

We believe the completion of our strategic merger with The Bank of Venice on April 30, 2007 and the January 2, 2008 closing of our acquisition of Naples Capital Advisors, a wealth management and investment advisory firm with approximately $80 million of assets under advisement are exemplary accomplishments which will further enhance our franchise value and current position in the marketplace.

On March 7, 2008, the Company consummated a transaction whereby two of Southwest Florida’s prominent families, their representatives and their related business interests purchased 1.2 million shares of the Company’s common stock and warrants to purchase an additional 1.2 million shares of common stock at an exercise price of $8.40 per share at any time prior to March 7, 2011. Gross proceeds from the investment provided additional capital of $10.1 million.

Performance Overview

TIB Financial Corp. is a financial services holding company focused on growth and expansion in the Florida marketplace and the parent company of TIB Bank and The Bank of Venice.  For the year ended December 31, 2007, our operations resulted in a net loss of $2.4 million, or $0.20 per basic and diluted share. These results compared with net income of $9.0 million from continuing operations, or $0.78 per basic share and $0.76 per diluted share, for the prior year.  The most significant factors contributing to the 2007 loss were the $9.7 million provision for loan losses and write-downs of investment securities totaling $5.7 million.

Our operating environment remains challenging and our loan growth is muted due to loan payoffs and a lower level of loan origination. During this period of slower economic activity, our loans increased 6% from last year.  Our strategy of building relationships with small businesses and middle-market customers continues to drive our growth and expansion.

Deteriorating credit quality and the interest rate environment continue to be the dominant forces affecting our industry and our main challenges are managing asset quality and efficiently funding the growth of our loan portfolios. We are leveraging our current product and delivery advantages along with our sustainable customer service quality advantages in our efforts to increase market share and plan to continue to capitalize on the opportunities in our region.

Net interest income on a tax-equivalent basis was $46.4 million for 2007, a decrease of 2% from $47.4 million a year ago. Changes in monetary policy by the Federal Reserve affect the prime rate, our loan yields, our deposit and borrowing costs and our net interest margin. During a period of increasing short-term interest rates through mid-year 2006 followed by decreasing rates starting in September 2007, our interest margin contracted 58 basis points from 4.18% in 2006 to 3.60% in 2007.

Non-interest income, which includes service charges on deposit accounts, investment securities gains and losses, real estate fees and other operating income, decreased approximately $4.9 million to $1.4 million in 2007 from $6.3 million in 2006.  Excluding the effect of the $5.7 million write-down of investment securities and the increased gains on sales of assets, non-interest income was comparable during 2006 to 2007.  Service charges on deposit accounts increased from $2.5 million in 2006 to $2.7 million in 2007, but were offset by a decline in fees on mortgage loans sold. The decrease is primarily attributable to a lower volume of residential real estate closings in the Monroe and Collier counties markets resulting in lower residential mortgage originations and lower fees from the sale of mortgage loans.

Non-interest expense for 2007 was $41.9 million, compared with $35.8 million a year ago. The increase in non-interest expense for 2007 is primarily attributable to a 12% increase in salaries and employee benefits expenses including severance costs for certain employees. Salaries and employee benefits for The Bank of Venice, during 2007, were approximately $900,000.  Net occupancy and other expenses increased 30% compared to 2006.  The increase in this category includes approximately $371,000 related to The Bank of Venice.  The increase in other expenses was primarily attributable to increases in repossession expenses, consulting engagements, FDIC insurance assessments and $507,000 related to the operations of The Bank of Venice.

Total assets increased 10% during 2007 to $1.44 billion as of December 31, 2007, compared with $1.32 billion a year ago. Total loans grew 6% to $1.13 billion as of December 31, 2007, compared with $1.06 billion a year ago. Commercial real estate mortgage loans accounted for the largest categorical dollar increase during 2007, representing $65.8 million of the total increase. Asset growth was funded by a $96.7 million increase in FHLB advances and other borrowings and an increase in total deposits to $1.05 billion as of December 31, 2007, representing deposit growth of 2% from $1.03 billion in the prior year. As of December 31, 2007, the acquisition of The Bank of Venice resulted in $72.9 million, $58.7 million and $51.9 million of the 2007 growth in assets, loans and deposits, respectively.

In response to slowing economic activity and continued softness in residential real estate in our markets, we strengthened our reserve for loan losses.  As of December 31, 2007 the allowance for loan losses totaled $15.0 million, or 1.33% of total loans. This level of allowance represents 93% of non-performing loans at December 31, 2007. This compares with 0.90% and 227%, respectively, as of December 31, 2006. Annual net charge-offs represented 0.45% of average loans as of December 31, 2007, compared with 0.15% as of December 31, 2006.

Our balance sheet reflects the continued success of our strategic expansion into more dynamic growth markets in South Florida. By the end of 2007, approximately 51% of the Company’s customer deposit base was located outside our historical core business market of the Florida Keys.

Economic and Operating Environment Overview

During 2007, business activity in our primary markets experienced an economic contraction as the ripple effect of the residential real estate crisis significantly impacted certain of our local markets. The national trends of slowing economic expansion with increased overall employment and productivity gains were significantly more favorable than the trends in southern Florida.  In an effort to respond to the credit and liquidity crisis which arose during the third quarter of 2007 and thereafter, the Federal Reserve acted to ease monetary policy and promote growth by lowering short-term interest rates by 225 basis points between September 2007 and January 2008 including once between regularly scheduled interest rate meetings. Accordingly, the target Federal Funds Rate began 2007 at 5.25% and ended the year at 4.25%.  The Prime lending rate decreased from 8.25% to 7.25% during the year.

The effect of the interest rate environment during 2007 was a continued contraction of our net interest margin. The decreasing Prime rate directly affects yields on loans tied to that index and even loans not indexed to Prime are priced reflective of overall lower asset yields. In contrast, our funding needs resulted in our decision to be more competitive on deposit pricing and seek additional wholesale funding. We believe that the net effect of the current interest rate environment will translate into margin contraction as we continue to manage these factors with our increased funding needs and our desire to obtain such funding through our branch distribution system.

During 2007, TIB Bank strengthened its underwriting criteria resulting in a contraction of its indirect automobile lending program, in an effort to enhance overall loan quality in this portfolio.  As of December 31, 2007, we had approximately $117.4 million of indirect auto loans outstanding.  The balance of outstanding indirect loans declined in 2007 as we reacted to local economic conditions and a higher level of delinquencies and charge-offs resulting from this portfolio which is highly concentrated in southwest Florida, an area significantly impacted by the downturn of the residential housing market. We expect new production in 2008 to be less than loan principal repayments causing the total amount of indirect loans held in the portfolio to decline during the year.

In January 2007, we completed construction of our 16,000-square-foot banking office in Naples, Florida and subsequently relocated the TIB Bank headquarters to this facility. On April 30, 2007, we completed the acquisition of The Bank of Venice which subsequently opened its second and third branches in Venice, Florida. We expect to open one to two additional branches in Southwest Florida during 2008 and 2009.  Additional branch sites will continue to be explored in other high-growth markets throughout Florida.

Additionally, on December 12, 2007, we entered into an agreement to purchase Naples Capital Advisors, a wealth management and investment advisory firm with approximately $80 million of assets under advisement. Under the terms of the agreement, Naples Capital Advisors will become a wholly-owned subsidiary of the Company. Shareholders of Naples Capital Advisors will be entitled to receive $1.33 million in cash. The closing of the merger occurred on January 2, 2008. During the first quarter of 2008, we began offering private banking services and filed an application to seek approval to capitalize and operate a trust company.

Subsequently, on March 7, 2008, the Company consummated a transaction whereby two of Southwest Florida’s prominent families, their representatives and their related business interests purchased 1.2 million shares of the Company’s common stock and warrants to purchase an additional 1.2 million shares of common stock at an exercise price of $8.40 per share at any time prior to March 7, 2011. Gross proceeds from the investment provided additional capital of $10.1 million.

Analysis of Financial Condition

Our assets totaled $1.44 billion at December 31, 2007 compared to $1.32 billion at the end of 2006, an increase of $125.6 million, or 10%.  The effect of the acquisition of The Bank of Venice accounts for $72.9 million of the increase.  The growth in assets was primarily a result of increased investing and lending activity as the Banks invested funds provided by deposit growth and borrowings.

Total loans increased $63.8 million or 6%, to $1.13 billion at December 31, 2007.  The growth in the loan portfolio was primarily attributed to increases in commercial real estate loans of $65.8 million and residential real estate loans of $29.9 million, partially offset by a $24.1 million decrease in indirect auto dealer loans.

Total deposits increased $20.5 million or 2%, from $1.03 billion at the end of 2006 to $1.05 billion on December 31, 2007.  Non-interest-bearing deposits decreased $16.0 million or 10%, while interest-bearing deposits increased $36.5 million or 4%.

Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable, and subordinated debentures, totaled $280.9 million at year end 2007 compared to $184.3 million at the end of 2006.  During 2007, we increased our FHLB advances by $15.0 million.  On January 1, 2007 we repaid $4.0 million of notes payable bearing interest at 9% at par.

Shareholders’ equity increased $10.4 million or 12%, from $85.9 million on December 31, 2006 to $96.2 million at the end of 2007.

Book value per share increased to $7.53 at December 31, 2007, from $7.33 at December 31, 2006.

Results of Operations

Net income

2007 compared with 2006:

Net loss from continuing operations was $2.4 million for 2007, compared to net income of $9.0 million for 2006.  Basic and diluted loss per share from continuing operations for 2007 were $0.20, as compared to basic and diluted earnings per share of $0.78 and $0.76, respectively, in 2006.

Based on continuing operations, the loss on average assets for 2007 was 0.18% compared to a return on average assets of 0.74% for 2006. On the same basis, loss on average shareholders’ equity was 2.5% for 2007 while the return on average shareholders’ equity was 11.05% for 2006.

As discussed in Note 2 of the accompanying "Notes to Consolidated Financial Statements", the Company closed the sale of the merchant bankcard processing segment in the fourth quarter of 2005. Accordingly, the results of the merchant bankcard operations were classified as discontinued operations during 2006. The Company’s net loss for 2007 was $2.4 million compared to net income of $9.2 million for 2006. Basic and diluted loss per share for 2007 were $0.20 as compared to basic and diluted earnings per share of $0.80 and $0.78, respectively, in 2006.

Contributing significantly to the loss during 2007 were the $9.7 million provision for loan losses and the write-down of $5.7 million of investment securities. In response to continued slowing economic activity and softening real estate values in our markets, our provision for loan losses in excess of net charge offs resulted in an increase of the allowance for loan losses to $15.0 million or 1.33% of total loans at December 31, 2007. For additional information on these items, see the sections that follow entitled “Allowance and Provision for Loan Losses” and “Investment Portfolio”, respectively.

2006 compared with 2005:

Net income from continuing operations was $9.0 million for 2006, compared to $7.2 million for 2005, an increase of 25%.  Basic and diluted earnings per share from continuing operations for 2006 were $0.78 and $0.76, respectively, as compared to $0.63 and $0.61 per share in 2005.

Return on average assets based on net income from continuing operations was 0.74% for 2006 and 2005, while return on average shareholders’ equity based on net income from continuing operations was 11.05% and 10.19%, respectively.

As discussed in Note 2 of the accompanying "Notes to Consolidated Financial Statements", the Company closed the sale of the merchant bankcard processing segment in the fourth quarter of 2005. Accordingly, the results of the merchant bankcard operations were classified as discontinued operations during 2006 and 2005. The Company’s 2006 net income of $9.2 million decreased 22% compared to $11.8 million in 2005 due to $4.6 million of net income from discontinued operations in 2005. Basic and diluted earnings per share for 2006 were $0.80 and $0.78, respectively, as compared to $1.04 and $1.00 per share in 2005.

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

2007 compared with 2006:

Net interest income was $46.0 million for the year ended December 31, 2007, compared to $47.1 million for the same period in 2006.  The 2% decrease was mainly attributable to deposit accounts re-pricing higher during 2007 lagging prime based asset re-pricings which occurred more timely during 2006 and remained stable throughout the first three quarters of the year. The impact of this lag effect was exacerbated during the fourth quarter as it combined with intense local market competition for deposits as well as the evaporation of wholesale market liquidity resulting in funding rates remaining at higher levels even as the Federal Reserve began swiftly lowering rates in September. Partially offsetting this decrease were increases in loan and securities volume. Additional factors impacting net interest income included a significant increase in the level of nonaccrual loans, increases in interest rates paid on transaction accounts and more significantly time deposits, our highest cost deposit category as a percentage share of total deposits, along with additional funding from short-term borrowings and FHLB advances.

Many of the Banks’ loans are indexed to the prime rate. The comparability of the level of the prime rate in 2007 and 2006 combined with the impact of a higher level of non-accrual loans and the acquisition of The Bank of Venice is reflected in a slightly lower average yield for the loan portfolio. The acquisition of The Bank of Venice on April 30, 2007 reduced the average loan yield slightly as it generally has a lower yielding loan mix than TIB Bank. The average yield on interest-earning assets for the 2007 was 7.39% which was a decrease of 16 basis points compared to the 7.55% yield earned during 2006.  The average cost of interest-bearing liabilities increased 38 basis points from 4.07% during 2006 to 4.45% in 2007. The average cost of interest bearing deposits and all interest bearing liabilities reflect in part the increase in local deposit competition as well as a general liquidity premium resulting from worldwide financial market turmoil during the second half of 2007. As a result, our tax equivalent net interest margin contracted 58 basis points to 3.60% from 4.18% in 2006. Going forward, we expect market interest rates to decline in the immediate term and then remain relatively stable resulting in a short-term decline in loan yields followed by a period of stability. At the same time, while we expect deposit costs will follow in their decline, they will continue to be subject to the forces of competitive pressure which may result in deposit rates decreasing more slowly. In the current interest rate environment, we believe that our interest margin will contract further. The predominant driver in the increase in net interest income is and will continue to be the growth of our balance sheet. Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be less in extent than the relative impact of asset growth.

2006 compared with 2005:

Net interest income was $47.1 million for the year ended December 31, 2006, compared to $39.1 million for the same period in 2005.  The 20% increase was mainly attributable to increased lending volume.  Partially offsetting this increase were increases in interest expense on transaction accounts and more significantly time deposits. Additional funding from short-term borrowings and FHLB advances also increased interest expense. The average yield on interest-earning assets for 2006 was 7.55% which was an increase of 91 basis points compared to the 6.64% yield earned during 2005. The average cost of interest-bearing liabilities increased 125 basis points from 2.82% during 2005 to 4.07% in 2006. The average cost of interest bearing deposits and all interest bearing liabilities reflect in part the increase in short-term interest rates and the change in the funding mix for 2006 as compared to 2005. As a result of these changes, our tax equivalent net interest margin contracted 20 basis points to 4.18% from 4.38% in 2005.

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of interest-earning assets; the average balances, interest expense and average rate by major categories of interest-bearing liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 2007, 2006 and 2005.

Average Balance Sheets

	2007			2006			2005
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
ASSETS
Interest-earning assets:
Loans (a)(b)	$1,088,751	$84,775	7.79%	$989,617	$78,382	7.92%	$772,363	$54,492	7.06%
Investment securities (b)	146,376	7,633	5.21%	123,651	6,149	4.97%	86,325	3,938	4.56%
Interest bearing deposits in other banks	383	19	4.96%	448	22	4.94%	359	10	2.90%
FHLB stock	8,408	503	5.98%	4,935	285	5.78%	2,725	113	4.15%
Federal funds sold	42,187	2,144	5.08%	15,465	739	4.78%	38,374	1,202	3.13%
Total interest-earning assets	1,286,105	95,074	7.39%	1,134,116	85,577	7.55%	900,146	59,755	6.64%

Non-interest earning assets:
Cash and due from banks	20,394			22,402			21,680
Premises and equipment, net	36,609			32,205			27,007
Allowances for loan losses	(10,174)			(8,325)			(6,887)
Other assets	41,167			32,037			30,626
Total non-interest earning assets	87,996			78,319			72,426
Total Assets	$1,374,101			$1,212,435			$972,572

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing deposits:
NOW accounts	$151,745	4,967	3.27%	$131,386	3,500	2.66%	$92,754	919	0.99%
Money market	186,996	7,753	4.15%	166,501	5,959	3.58%	165,266	3,686	2.23%
Savings deposits	55,360	968	1.75%	48,897	346	0.71%	47,774	243	0.51%
Time deposits	486,658	24,172	4.97%	477,204	21,852	4.58%	357,824	12,595	3.52%
Total interest-bearing deposits	880,759	37,860	4.30%	823,988	31,657	3.84%	663,618	17,443	2.63%

Short-term borrowings and FHLB advances	174,583	7,861	4.50%	86,883	4,102	4.72%	39,465	1,282	3.25%
Long-term borrowings	39,860	3,000	7.53%	27,442	2,412	8.79%	17,052	1,579	9.26%
Total interest bearing liabilities	1,095,202	48,721	4.45%	938,313	38,171	4.07%	720,135	20,304	2.82%

Non-interest bearing liabilities and shareholders’ equity:
Demand deposits	163,478			174,798			169,426
Other liabilities	19,338			17,903			12,443
Shareholders’ equity	96,083			81,421			70,568
Total non-interest bearing liabilities and shareholders’ equity	278,899			274,122			252,437
Total liabilities and shareholders’ equity	$1,374,101			$1,212,435			$972,572
Interest rate spread			2.94%			3.48%			3.82%
Net interest income		$46,353			$47,406			$39,451
Net interest margin (c)			3.60%			4.18%			4.38%

__________
(a)	Average loans include non-performing loans. Interest on loans includes loan fees of $706 in 2007, $632 in 2006, and $468 in 2005.
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

	2007 compared to 2006 Due to changes in			2006 compared to 2005 Due to changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (a)	$7,738	$(1,345)	$6,393	$16,637	$7,253	$23,890
Investment securities (a)	1,174	310	1,484	1,830	381	2,211
Interest-bearing deposits in other banks	(3)	-	(3)	3	9	12
FHLB stock	207	11	218	116	56	172
Federal funds sold	1,355	50	1,405	(918)	455	(463)
Total interest income	10,471	(974)	9,497	17,668	8,154	25,822

Interest expense
NOW accounts	592	875	1,467	511	2,070	2,581
Money market	784	1,010	1,794	28	2,245	2,273
Savings deposits	51	571	622	6	97	103
Time deposits	440	1,880	2,320	4,867	4,390	9,257
Short-term borrowings and FHLB advances	3,957	(198)	3,759	2,047	773	2,820
Long-term borrowings	972	(384)	588	917	(84)	833
Total interest expense	6,796	3,754	10,550	8,376	9,491	17,867

Change in net interest income	$3,675	$(4,728)	$(1,053)	$9,292	$(1,337)	$7,955

__________
(a)       Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Non-interest income

The following table presents the principal components of non-interest income for the years ended December 31:

(Dollars in thousands)	2007	2006	2005
Fees on mortgage loans sold	$1,446	$1,599	$1,880
Service charges on deposit accounts	2,692	2,457	2,360
Investment securities gains (losses), net	(5,660)	-	1
Debit card income	733	711	572
Earnings on bank owned life insurance policies	445	400	416
Gain on sale of assets	957	138	267
Other	749	970	762
Total non-interest income	$1,362	$6,275	$6,258

Non-interest income decreased by $4.9 million, or 78%, in 2007 when compared to 2006 and 2005.  The decrease is primarily due to losses on investment securities write-downs of $5.7 million.

2007 compared to 2006:

Non-interest income remained relatively constant during 2007 as compared to 2006 excluding the losses on investment securities and increased gains on sale of assets. While service charges on deposit accounts increased approximately 10% to $2.7 million during 2007, this increase was offset by the 10% decline in fees on mortgage loans sold.  The increase in service charges is primarily due to an increase in overdraft related charges. The decrease in fees on mortgage loans sold is primarily due to lower volumes resulting from the continuing softening of the local real estate markets.

2006 compared to 2005:

Service charges on deposit accounts increased slightly in 2006.  This increase is primarily due to growth in the number of deposit accounts and to increases in the volume of ATM usage.  Debit card income also increased 24.3% over 2005 which resulted from the increase in customer usage of debit cards.

Non-interest expenses

The following table represents the principal components of non-interest expenses for the years ended December 31:

(Dollars in thousands)	2007	2006	2005
Salary and employee benefits	$22,550	$20,205	$17,724
Net occupancy expense	7,979	6,120	5,502
Accounting, legal, and other professional	2,144	1,710	1,444
Computer services	2,172	1,955	1,650
Postage, courier and armored car	837	845	719
Marketing and community relations	1,151	983	731
Operating supplies	581	581	589
Directors’ fees	568	518	468
Indirect loan production expense	12	276	379
Provision for unfunded commitments	(98)	(101)	316
Travel expenses	396	387	299
FDIC and state assessments	629	298	253
Amortization of intangibles	440	288	291
Repossessed asset expenses	986	312	128
Operational charge-offs	74	124	69
Other operating expenses	1,500	1,332	1,294
Total non-interest expenses	$41,921	$35,833	$31,856

Over the past three years, non-interest expenses have increased from $31.9 million to $41.9 million or 32%.  While primarily due to increases in employee salaries and benefits, facilities and infrastructure costs necessary to manage and facilitate our organizational growth, the increase in this category includes the operating costs of The Bank of Venice subsequent to its acquisition on April 30, 2007.

2007 compared to 2006:

Non-interest expense for 2007 was $41.9 million, an increase of approximately $6.1 million or 17% over $35.8 million for 2006.  The increase reflects $1.8 million of non-interest expenses of The Bank of Venice which were not present in 2006; increases in employees’ salaries and benefits including severance for certain employees and signing bonuses for newly hired professionals related to the launch of our private banking and the acquisition of Naples Capital Advisors, Inc.; expenses related to consulting engagements; expenses related to the early termination of various contracts; increased repossession related expenses; and an increase in the FDIC insurance assessment.

2006 compared to 2005:

Non-interest expense for 2006 was $35.8 million, an increase of approximately $4.0 million or 12% over $31.9 million for 2005.  The increase in non-interest expense is primarily attributable to salaries and employee benefits increasing $2.5 million.  At December 31, 2006 the Company had 337 full-time employees and 11 part-time employees, compared to 332 full-time employees and 12 part-time employees at December 31, 2005. The higher personnel costs include approximately $305,000 of stock-based compensation expense.  The Company began recording compensation expense related to stock options on January 1, 2006 pursuant to the adoption of SFAS 123R.  Other expense includes a charitable contribution of approximately $135,000 expressing our commitment to and reinvestment in the community by funding the construction of affordable local housing.

Provision for income taxes

The provision for income taxes includes federal and state income taxes.  The effective income tax rates for the years ended December 31, 2007, 2006, and 2005 were 42%, 36% and 37%, respectively.  The fluctuations in effective tax rates reflect the effect of the differences in deductibility of certain income and expenses.   The primary factor resulting in the higher tax benefit rate during 2007 is the greater relative impact of the effect of tax exempt interest income on the pretax loss. During 2006, the lower effective income tax rate was largely due to the recognition of a state income tax credit related to the Company’s funding of affordable housing construction costs for a local charitable organization. During 2006, the Company’s taxable income exceeded the 34% federal statutory income tax bracket and a portion of our taxable income was taxable at a rate of 35%. Additionally, during 2005, due primarily to the gain recognized on the sale of our merchant bankcard processing segment during that year, the Company’s taxable income exceeded the 34% Federal statutory tax bracket resulting in a portion of our taxable income being taxed at 35% and 38% statutory Federal income tax rates. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, our overall level of taxable income. See Notes 1 and 11 of our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof.

Loan Portfolio

Prior to our entrance into the Southwest Florida market in 2001, our primary locations were in the Florida Keys (Monroe County) and south Miami-Dade County.  As this region’s primary industry is tourism, commercial loan demand is primarily for resort, hotel, restaurant, marina, and related real estate secured property loans.   We serve this market by offering long-term, adjustable rate financing to the owners of these types of properties for acquisition and improvements.  As our business has expanded in Southwest Florida, our loan portfolio has benefited from the resulting geographic diversification which is expected to provide more industry-based diversity to our loan portfolio.  As of December 31, 2007, we had approximately $573.4 million of loans outstanding (including indirect auto dealer loans) in Southwest Florida.

The cost of living in Monroe County is higher in comparison to other counties in Florida due in large part to the limited and expensive real estate with various construction restrictions and environmental considerations.  Accordingly, collateral values on loans secured by property in this market are greater. Collier and Lee counties in Southwest Florida are significantly higher growth communities and the majority of the growth of our commercial loan portfolio has been generated by serving this market.  The quality of our credit administration along with historically stable real estate values has kept real estate secured loan losses for recent years at low levels.

Loans are expected to produce higher yields than investment securities and other interest-earning assets.  The absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin.  Total loans outstanding increased to $1.13 billion at the end of 2007 as compared to $1.06 billion at year end 2006, an increase of 6%.  Of this amount, real estate mortgage loans increased 12% from $810.4 million to $904.2 million.  Commercial real estate mortgage loans accounted for much of this increase, growing from $546.3 million to $612.1 million at the respective year ends.  Residential loans also increased significantly growing from $82.2 million at December 31, 2006 to $112.1 million at December 31, 2007. Offsetting these increases in 2007 were declines in indirect auto dealer loans.  This portfolio decreased from $141.6 million at December 31, 2006 to $117.4 million at December 31, 2007.  The acquisition of The Bank of Venice during 2007 resulted in $58.7 million of the total loan growth during 2007. We generally originate commercial loans with rates that fluctuate with the prime lending rate or may be fixed for initial periods of 3 to 5 years and residential loans held in the portfolio with rates that adjust periodically and are tied to the one year treasury index.  At December 31, 2007, 74% of the total loan portfolio had floating or adjustable rates.

    The following table presents the composition our loan portfolio at December 31:

(Dollars in thousands)	2007	2006	2005	2004	2003
Real estate mortgage loans:
Commercial	$612,084	$546,276	$451,969	$351,346	$297,221
Residential	112,138	82,243	76,003	67,204	60,104
Farmland	11,361	24,210	4,660	4,971	2,317
Construction and vacant land	168,595	157,672	125,207	49,815	32,089
Commercial and agricultural loans	72,076	84,905	80,055	64,622	63,624
Indirect auto dealer loans	117,439	141,552	118,018	91,890	59,437
Home equity loans	21,820	17,199	17,232	13,856	12,574
Other consumer loans	12,154	9,795	9,228	9,817	11,232
Subtotal	1,127,667	1,063,852	882,372	653,521	538,598
Less: deferred loan costs (fees)	1,489	1,616	1,652	2,157	1,815
Less: allowance for loan losses	(14,973)	(9,581)	(7,546)	(6,243)	(5,216)
Net loans	$1,114,183	$1,055,887	$876,478	$649,435	$535,197

      The two most significant components of our loan portfolio are commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of December 31.

	2007		2006
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$103,937	17%	$92,220	17%
1-4 Family and Multi Family	76,339	13%	75,154	14%
Hotels/Motels	86,909	14%	77,055	14%
Guesthouses	81,817	13%	76,990	14%
Office Buildings	97,633	16%	74,380	14%
Retail Buildings	64,819	11%	57,930	10%
Restaurants	37,186	6%	31,802	6%
Marinas/Docks	20,364	3%	26,312	5%
Warehouse and Industrial	29,958	5%	21,206	4%
Other	13,122	2%	13,227	2%
Total	$612,084	100%	$546,276	100%

	2007		2006
(Dollars in thousands)	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition
Construction:
Residential – owner occupied	$20,620	12%	$23,892	15%
Residential – commercial developer	36,107	21%	42,664	27%
Commercial structure	14,367	9%	24,035	15%
Total construction	71,094	42%	90,591	57%

Land:
Raw land	15,890	9%	6,580	4%
Residential lots	16,775	10%	19,759	13%
Land development	29,818	18%	9,578	6%
Commercial lots	35,018	21%	31,164	20%
Total land	97,501	58%	67,081	43%

Total	$168,595	100%	$157,672	100%

The contractual maturity distribution of our loan portfolio at December 31, 2007 is indicated in the table below.  The majority of these are amortizing loans.

	Loans maturing
(Dollars in thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Real estate mortgage loans:
Commercial	$72,530	$95,315	$444,239	$612,084
Residential	3,221	1,761	107,156	112,138
Farmland	1,021	1,831	8,509	11,361
Construction and vacant land (a)	79,180	60,431	28,984	168,595
Commercial and agricultural loans	33,840	24,579	13,657	72,076
Indirect auto dealer loans	3,557	97,109	16,773	117,439
Home equity loans	1,851	6,610	13,359	21,820
Other consumer loans	2,428	7,117	2,609	12,154
Total loans	$197,628	$294,753	$635,286	$1,127,667

__________
(a)  $22,364 of this amount relates to residential real estate construction loans that have been approved for permanent financing but are still under construction. The remaining amount relates to vacant land and commercial real estate construction loans, some of which have been approved for permanent financing but are still under construction.

	Loans maturing
(Dollars in thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Loans with:
Predetermined interest rates	$44,706	$191,381	$55,886	$291,973
Floating or adjustable rates	152,922	103,372	579,400	835,694
Total loans	$197,628	$294,753	$635,286	$1,127,667

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

The allowance for loan losses amounted to $15.0 million and $9.6 million at December 31, 2007 and December 31, 2006, respectively.  Based on an analysis performed by management at December 31, 2007, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date.   However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio.  Our provision for loan losses was $9.7 million, $3.5 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Loan growth of $181.5 million and $228.9 million was the primary driver of the provision for loan losses during 2006 and 2005, respectively. The higher provision for loan losses in 2007 was primarily attributable to the continued contraction of residential real estate activity and the ripple effect on our local economies as well as the increase in our nonperforming loans, delinquencies and charge-offs. Additionally, due to the weakening economic environment, we increased economic risk factors employed in estimating the allowance during the second quarter of 2006 and have maintained these higher factors since that period. We again elevated certain quantitative and qualitative factors used in estimating our allowance for loan losses during each quarter of 2007.

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above our customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend will continue in the near term. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Changes affecting the allowance for loan losses are summarized for the years ended December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003
Balance at beginning of year	$9,581	$7,546	$6,243	$5,216	$4,272

Charge-offs:
Real estate mortgage loans:
Commercial	118	-	-	-	-
Residential	63	-	-	-	-
Farmland	-	-	-	-	-
Construction and vacant land	1,251	-	-	-	-
Commercial and agricultural loans	278	12	107	92	183
Indirect auto dealer loans	3,110	1,557	1,045	1,313	370
Home equity loans	331	-	-	-	53
Other consumer loans	51	4	67	82	61
Total charge-offs	5,202	1,573	1,219	1,487	667

Recoveries:
Real estate mortgage loans:
Commercial	-	-	-	-	6
Residential	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and vacant land	-	-	-	-	-
Commercial and agricultural loans	-	20	6	38	1
Indirect auto dealer loans	262	55	65	3	8
Home equity loans	2	2	8	2	1
Other consumer loans	6	40	30	16	9
Total recoveries	270	117	109	59	25

Net charged off	4,932	1,456	1,110	1,428	642

Provision for loan losses	9,657	3,491	2,413	2,455	1,586

Acquisition of The Bank of Venice	667	-	-	-	-

Allowance for loan losses at end of year	$14,973	$9,581	$7,546	$6,243	$5,216

Ratio of net charge-offs to average net loans outstanding	0.45%	0.15%	0.14%	0.24%	0.13%

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following table represents management’s best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of December 31. Qualitative factors used in determining the allowance for loan losses resulted in the establishment of an unallocated reserve totaling approximately $1.1 million as of December 31, 2007.  Due to the ongoing evaluation and changes in the basis for the allowance for loan losses, actual future charge offs will not necessarily follow the allocations described below.

	2007		2006		2005		2004		2003
(Dollars in thousands)	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans
Real estate mortgage loans:
Commercial	$5,250	54%	$3,764	51%	$2,971	51%	$2,513	54%	$2,608	55%
Residential	381	10%	191	8%	168	9%	144	10%	151	11%
Farmland	84	1%	161	2%	30	1%	34	1%	20	1%
Construction and vacant land	1,218	15%	922	15%	743	14%	312	8%	217	6%
Commercial and agricultural loans	1,547	6%	1,002	8%	912	9%	737	10%	901	12%
Indirect auto dealer loans	5,072	11%	3,352	13%	2,523	13%	2,312	14%	1,095	11%
Home equity loans	213	2%	87	2%	85	2%	67	2%	78	2%
Other consumer loans	113	1%	102	1%	114	1%	124	1%	146	2%
Unallocated	1,095		-		-		-		-
	$14,973	100%	$9,581	100%	$7,546	100%	$6,243	100%	$5,216	100%

Non-Performing Assets

Non-performing assets include non-accrual loans and investments securities, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate.  Loans and investments are placed on non-accrual status when management has concerns relating to the ability to collect the principal and interest and generally when such assets are 90 days or more past due.  A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  Non-performing assets were as follows for the periods ending December 31:

(Dollars in thousands)	2007	2006	2005	2004	2003
Total non-accrual loans (a)	$16,086	$4,223	$956	$704	$390
Accruing loans delinquent 90 days or more (a)	-	-	-	-	-
Total non-performing loans	16,086	4,223	956	704	390

Non-accrual investment security(b)	3,154	-	-	-	-
Repossessed personal property (primarily indirect auto dealer loans)	3,136	1,958	962	688	598
Other real estate owned	1,846	-	190	882	193
Other assets (c)	2,915	2,861	2,815	2,665	2,472
Total non-performing assets	$27,137	$9,042	$4,923	$4,939	$3,653

Allowance for loan losses	$14,973	$9,581	$7,546	$6,243	$5,216

Non-performing assets as a percent of total assets	1.88%	0.69%	0.46%	0.60%	0.55%
Non-performing loans as a percent of total loans	1.43%	0.40%	0.11%	0.11%	0.07%
Allowance for loan losses as a percent of non-performing loans (a)	93.08%	226.88%	789.33%	886.79%	1,336.33%

_________
(a)
Non-performing loans from 2003 through 2005 exclude the $1.6 million loan discussed below that is guaranteed for both principal and interest by the USDA. In December 2006, the Bank stopped accruing interest on this loan pursuant to a ruling made by the USDA. Accordingly, the loan is included in total non-accrual loans as of December 31, 2006 and 2007. Other non-accrual loans at December 31, 2003 through December 31, 2006 are primarily indirect auto dealer loans. Non-accrual loans as of December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	13	$4,442	2	$150
Commercial and agricultural	4	293	1	142
Commercial real estate	4	2,619	1	396
Residential land development	1	2,686	-	-
Participations in residential loan pools	9	1,246	-	-
Government guaranteed loan	1	1,641	1	1,641
Indirect auto-dealer loans	238	3,159	156	1,894
		$16,086		$4,223

(b)
In December 2007, the Company placed a collateralized debt security secured primarily by homebuilders, REITs, real estate companies and commercial mortgage backed securities on non-accrual. This security had an original cost of $6.0 million and was rated A at purchase. Additionally, management deemed the decline in market value of this security other than temporary and recorded a realized loss of $2.8 million in writing the security down to its December 31, 2007 fair value of $3.2 million. For additional details on this and other investment securities, see the section of management’s discussion and analysis that follows entitled “Investment Portfolio”.

(c)
In 1998, TIB Bank made a $10.0 million loan to construct a lumber mill in northern Florida. Of this amount, $6.4 million had been sold by the Bank to other lenders. The loan was 80% guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million at December 31, 2007 and December 31, 2006. The loan was accruing interest until December 2006 when the Bank ceased the accrual of interest pursuant to a ruling made by the USDA.  Accrued interest on this loan totals approximately $941,000 at December 31, 2007 and December 31, 2006, respectively.

In pursuing a sale of the property and equipment, the Bank has incurred various expenditures.  The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. The non-guaranteed principal and interest ($2.0 million at December 31, 2007 and December 31, 2006) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $954,000 and $899,000 at December 31, 2007 and December 31, 2006, respectively, are included as “other assets” in the financial statements.

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

  In February 2008, a $13.5 million commercial land development loan matured and was placed on non-accrual because the borrowers were unable to service the debt.

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

Major sources of increases and decreases in cash and cash equivalents are as follows for the three years ending December 31:

(Dollars in thousands)	2007	2006	2005
Provided by operating activities	$3,770	$11,607	$19,998
Used by investing activities	(40,328)	(229,815)	(246,077)
Provided by financing activities	52,065	232,250	224,651
Net increase (decrease) in cash and cash equivalents	$15,507	$14,042	$(1,428)

As discussed in Note 16 of the Consolidated Financial Statements, the Company had unfunded loan commitments and unfunded letters of credit totaling $136.1 million at December 31, 2007.  The Company believes the likelihood of these commitments either needing to be totally funded or funded at the same time is low.  However, should significant funding requirements occur, the Company has available borrowing capacity from various sources as discussed below.

The Banks have unsecured overnight federal funds purchased accommodation up to a maximum of $30.0 million from their principal correspondent banks.  Additionally, the Banks have agreements with various financial institutions under which securities can be sold under agreements to repurchase. Further, the Banks have invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Banks is based on a percentage of the Banks’ total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At December 31, 2007, in addition to $25.0 million in letters of credit used in lieu of pledging securities to the State of Florida there was $140.0 million in advances outstanding.  Borrowings are collateralized by the Banks’ qualifying one-to-four family residential mortgage loans and commercial real estate loans. The amount eligible for collateral approximated $200.9 million at December 31, 2007.

Scheduled maturities and paydowns of loans and investment securities are a continued source of liquidity.  Also, many adjustable rate residential real estate loans originated are salable in the secondary mortgage market at par or better and therefore provide a secondary source for liquidity.

At December 31, 2007, our gross loan to deposit ratio was 107.5% compared to a ratio of 103.3% at December 31, 2006.  Management monitors and assesses the adequacy of our liquidity position on a monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by a bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years.  Subsequent to year end, TIB Bank paid $7.6 million of dividends to the holding company that had been declared during 2007. Based on the level of undistributed earnings for the prior two years, declaration of dividends by TIB Bank, during 2008, would likely require regulatory approval. The Bank of Venice has no retained earnings available for dividends.  These dividends represent the Company’s primary source of liquidity on a stand alone basis.

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities.  The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at December 31, 2007 is presented in the table below.

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$337,276	$44,677	$81,806	$540,507	$123,401	$1,127,667
Investment securities-taxable	35,969	9,997	7,284	18,383	77,916	149,549
Investment securities-tax exempt	1,486	683	201	968	6,246	9,584
Marketable equity securities	1,224	-	-	-	-	1,224
FHLB stock	8,881	-	-	-	-	8,881
Federal funds sold and securities purchased under agreements to resell	48,744	-	-	-	-	48,744
Interest-bearing deposit in other banks	146	-	-	-	-	146
Total interest-bearing assets	433,726	55,357	89,291	559,858	207,563	1,345,795

Interest-bearing liabilities:
NOW accounts	161,878	-	-	-	-	161,878
Money market	176,900	-	-	-	-	176,900
Savings deposits	55,045	-	-	-	-	55,045
Time deposits	138,116	131,831	152,922	89,885	-	512,754
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	102,922	-	30,000	115,000	-	247,922
Total interest-bearing liabilities	659,861	131,831	182,922	204,885	8,000	1,187,499

Interest sensitivity gap	$(226,135)	$(76,474)	$(93,631)	$354,973	$199,563	$158,296

Cumulative interest sensitivity gap	$(226,135)	$(302,609)	$(396,240)	$(41,267)	$158,296	$158,296

Cumulative sensitivity ratio	(16.8%)	(22.5%)	(29.4%)	(3.1%)	11.8%	11.8%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above.  Certain liabilities such as non-indexed NOW and passbook savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  If market interest rates should decrease, it is anticipated that our net interest margin would decrease.  Also, as approximately 14% of our deposit funding is comprised of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  In the next three months, we anticipate short-term interest rates may decline and we expect that our net interest margin may decline. This expectation is due to the effects of competitive pressure on loan production combined with increased depositor rate sensitivity. Due to the Federal Reserve’s recent monetary policy where short-term interest rates are decreasing, we anticipate that our net interest margin contraction would be slower because we have positioned the Company by increasing our liability sensitivity through variable borrowings and shorter term certificates of deposit. We expect this will be largely offset by the effect of having more total assets subject to rate changes than total liabilities that are rate sensitive.

Even in the near term, we believe the $396.2 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings for two reasons.  First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore they may not fully reflect the changes in market rates in any rate re-pricings.  Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate.

Interest-earning assets and time deposits are presented based on their contractual terms.  It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. It is our policy to maintain our cumulative one year gap ratio in the -30% to 0% range.  At December 31, 2007, the Company was within this range with a one year cumulative sensitivity ratio of -29.4%. Anticipating the end of the cycle of Federal Reserve interest rate hikes, we had intentionally increased the liability sensitivity of the balance sheet through variable rate funding decisions when possible.  The effectiveness of this tactic will depend on the timing and extent of the current round of interest rate decreases.

Investment Portfolio

Contractual maturities of investment securities at December 31, 2007 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date.

(Dollars in thousands)	Within 1 Year		After 1 Year Within 5 Years		After 5 Years Within 10 Years		After 10 Years		Other Securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Securities Available for Sale:
U.S. Gov’t agencies and corporations	$8,525	3.09%	$25,236	4.73%	$27,958	5.12%	$11,942	5.57%	$-
States and political subdivisions – tax exempt (a)	1,548	5.31%	1,461	6.68%	4,708	5.25%	1,867	5.66%	-
States and political subdivisions – taxable	-	-	176	7.29%	-	-	2,299	6.10%	-
Marketable equity securities (a)	-	-	-	-	-	-	-	-	1,224
Mortgage-backed securities	-	-	-	-	-	-	-	-	60,160
Corporate bonds	-	-	-	-	-	-	2,765	6.13%	-
Collateralized debt obligations	-	-	-	-	-	-	10,488	5.06%	-
Total	$10,073	3.43%	$26,873	4.86%	$32,666	5.14%	$29,361	5.48%	$61,384

Yield by classification of investment securities at December 31, 2007 was as follows:

(Dollars in thousands)	Yield	Totals
Securities Available for Sale:
U.S. Government agencies and corporations	4.82%	73,661
States and political subdivisions – tax exempt (a)	5.56%	9,584
States and political subdivisions – taxable	6.18%	2,475
Marketable equity securities (a) (b)	14.34%	1,224
Mortgage-backed securities	5.39%	60,160
Corporate bonds	6.13%	2,765
Collateralized debt obligations	5.06%	10,488
Total	5.21%	$160,357

_____
(a)	Weighted average yields on tax exempt obligations and marketable equity securities have been computed by grossing up actual tax exempt income
(b)
Weighted average yield on marketable equity securities was computed using the actual 2007 income grossed up to an 85% taxable equivalent basis. We expect the future yield and relative proportion of tax exempt income to be significantly lower during 2008 and beyond.

The following table presents the amortized cost, unrealized gains, unrealized losses, and market value for the major categories of our investment portfolio for each reported period:

Available for Sale—December 31, 2007

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$72,482	$1,245	$66	$73,661
States and political subdivisions-tax exempt	9,629	6	51	9,584
States and political subdivisions-taxable	2,495	1	21	2,475
Marketable equity securities	1,224	-	-	1,224
Mortgage-backed securities	60,161	295	296	60,160
Corporate bonds	2,865	-	100	2,765
Collateralized debt obligations	11,110	-	622	10,488
	$159,966	$1,547	$1,156	$160,357

Available for Sale—December 31, 2006

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury Securities	$5,087	$-	$125	$4,962
U.S. Government agencies and corporations	84,014	278	1,294	82,998
States and political subdivisions-tax exempt	10,818	22	98	10,742
States and political subdivisions-taxable	2,578	12	-	2,590
Marketable equity securities	3,000	484	-	3,484
Mortgage-backed securities	16,428	94	8	16,514
Collateralized debt obligations	9,996	-	87	9,909
	$131,921	$890	$1,612	$131,199

Available for Sale—December 31, 2005

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury Securities	$5,182	$1	$145	$5,038
U.S. Government agencies and corporations	64,145	5	1,738	62,412
States and political subdivisions-tax exempt	9,594	91	101	9,584
States and political subdivisions-taxable	2,655	8	-	2,663
Marketable equity securities	3,000	439	-	3,439
Mortgage-backed securities	10,083	193	24	10,252
Collateralized debt obligations	3,996	80	-	4,076
	$98,655	$817	$2,008	$97,464

Other than temporary impairment of available for sale securities

As of December 31, 2007, we owned three collateralized debt obligation investment securities with an aggregate original cost of $10.0 million that had an estimated fair value of $6.1 million at that time. The underlying assets in the three collateralized debt obligations are comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. These securities are floating rate securities which were rated “A” or better by an independent and nationally recognized rating agency at the time of our purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade, and the amount of unrealized loss, management concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value. This resulted in the recognition of an other than temporary impairment loss of $3.9 million. In determining their estimated fair value, management utilized a discounted cash flow modeling valuation approach. Additionally, during 2007, the market value of an investment in equity securities, which the Company originally acquired in 2003 for $3.0 million to obtain community reinvestment credit, of a publicly owned company declined significantly. As of December 31, 2007, management determined that this decline was other than temporary and wrote this investment down by $1.8 million to its fair value at that time. These write downs resulted in a total recognized other than temporary impairment loss of $5.7 million during 2007. During 2006 and 2005, no other than temporary impairment losses were necessary.

We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the market value of these or other securities may result in additional impairment charges which may be material to the financial condition and results of operations of the Company.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by us for the years ended December 31, 2007, 2006, and 2005.

	2007		2006		2005
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$163,478		$174,798		$169,426

Interest-bearing deposits
NOW Accounts	151,745	3.27%	131,386	2.66%	92,754	0.99%
Money market	186,996	4.15%	166,501	3.58%	165,266	2.23%
Savings deposit	55,360	1.75%	48,897	0.71%	47,774	0.51%
Time deposits	486,658	4.97%	477,204	4.58%	357,824	3.52%

Total	$1,044,237	3.63%	$998,786	3.17%	$833,044	2.09%

The following table presents the maturity of our time deposits at December 31, 2007:

(Dollars in thousands)	Deposits $100 and Greater	Deposits Less than $100	Total
Months to maturity:
3 or less	$61,678	$62,306	$123,984
4 to 6	60,479	71,475	131,954
7 through 12	60,911	92,754	153,665
Over 12	57,785	45,366	103,151
Total	$240,853	$271,901	$512,754

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations at December 31, 2007 are summarized in the table that follows.  The amounts shown for commitments to extend credit and letters of credit are contingent obligations, some of which are expected to expire without being drawn upon.  As a result, the amounts shown for these items do not necessarily represent future cash requirements.  We believe that our current sources of liquidity are more than sufficient to fulfill the obligations we have as of December 31, 2007 pursuant to off-balance sheet arrangements and contractual obligations.

	Amount of Commitment Expiration Per Period
(Dollars in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements
Commitments to extend credit	$259,413	$111,513	$59,488	$20,857	$67,555
Standby letters of credit	2,948	2,745	203	-	-
Total	$262,361	$114,258	$59,691	$20,857	$67,555

Contractual obligations
Time deposits	$512,754	$409,603	$92,091	$11,060	$-
Operating lease obligations	6,397	1,273	1,661	1,180	2,283
Purchase obligations	12,693	2,271	4,903	5,519	-
Long-term debt	63,000	-	30,000	-	33,000
Other long-term liabilities reflected on the balance sheet under GAAP	6,676	40	161	323	6,152
Total	$601,520	$413,187	$128,816	$18,082	$41,435

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Unused commercial lines of credit, which comprise a substantial portion of these commitments, generally expire within a year from their date of origination.  Other loan commitments generally expire in 30 days.  The amount of collateral obtained, if any, by the Banks upon extension of credit is based on management’s credit evaluation of the borrower.  Collateral held varies but may include security interests in business assets, mortgages on commercial and residential real estate, deposit accounts with the Banks or other financial institutions, and securities.

Standby letters of credit are conditional commitments issued by the Banks to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Banks generally hold collateral and/or obtain personal guarantees supporting these commitments.

The Banks are obligated under operating leases for office and banking premises which expire in periods varying from one to nineteen years.  Future minimum lease payments, before considering renewal options that generally are present, total $6.4 million at December 31, 2007.

Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by the Company under long term contractual relationships.

Long term debt, at December 31, 2007, consists of subordinated debentures totaling $33.0 million and securities sold under repurchase agreement totaling $30.0 million. These borrowings are further described in Note 10 of the Consolidated Financial Statements.

Other long-term liabilities represent obligations under the non-qualified retirement plan for the Company’s directors and the non-qualified deferred compensation arrangement with certain of the Company’s executive officers.  Under the director retirement plan, the Company pays each participant, or their beneficiary, the amount of board compensation fees that the director has elected to defer and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date.  The amount presented above reflects the future obligation to be paid, assuming no future fee deferrals.  Under the executive deferred compensation plan, the Company pays each participant, or their beneficiary, 43% of the executive’s highest compensation level in the three years immediately preceding the date of termination of employment for a period of up to 15 years.

Capital Adequacy

There are various primary measures of capital adequacy for banks and financial holding companies such as risk based capital guidelines and the leverage capital ratio.  See Note 14 to the Consolidated Financial Statements.

As of December 31, 2007, the Banks exceeded the levels of capital required in order to be categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action.  The risk-based capital ratios of Tier 1 capital to risk-weighted assets were 9.2% and 15.5%, the risk-based ratios of total capital to risk-weighted assets were 10.4% and 16.7%, and the leverage ratios were 7.8% and 11.9% for TIB Bank and The Bank of Venice, respectively.

As of December 31, 2007, the Company exceeded its required levels of capital under capital adequacy guidelines.  The Company’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 10.0%, its risk-based ratio of total capital to risk-weighted assets was 11.3%, and its leverage ratio was 8.4%.

As previously discussed, in March 2008, we sold 1.2 million shares of our common stock and warrants to purchase an additional 1.2 million shares resulting in gross proceeds of $10.1 million. This strengthens our capital to support future growth and expansion.

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

During 2007 and 2006, employee compensation expense includes $284,000 and $305,000, respectively, for stock options pursuant to the provisions of SFAS 123R. Prior to January 1, 2006, stock options were accounted for using the intrinsic value method; therefore, no stock based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 simplifies and conforms the accounting for certain financial instruments permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not embedded derivatives. The amendments to SFAS No. 140 allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. Adoption on January 1, 2007, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”.  This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This Standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  Adoption on January 1, 2007, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 had no affect on the Company’s financial statements. The Company has no material unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2008 relative to any tax positions taken prior to January 1, 2007 or December 31, 2007.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and a consolidated income tax return in the state of Florida.  These returns are subject to examination by taxing authorities for all years after 2003.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition, results of operations or liquidity.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  Adoption on January 1, 2008, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007.  Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008.  Adoption had no effect on the Company’s financial condition, results of operations or liquidity as the Company does not have any defined benefit plans falling within the scope of SFAS No. 158.

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

  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In June 2007, the FASB finalized Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”.  This issue requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards (as described in paragraphs 62 and 63  of Statement 123(R)).  This issue is effective for fiscal years beginning after December 15, 2007.  Adoption on January 1, 2008, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which revises Statement 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. Management has not yet completed its analysis of the potential impact of FAS 141(R).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, FAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008. Management has not yet completed its analysis of the potential impact of FAS 160, but does not expect it to have a material effect on the Company’s financial condition, results of operations or liquidity.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the Consolidated Financial Statements.  Of these policies, management believes that the accounting for the allowance for loan losses and the impairment of investment securities are the most critical.

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

Impairment of investment securities results in a write-down that must be included in net income when a market decline below cost is other-than-temporary. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity.

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

The interest rate sensitivity as of December 31, 2007 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  TIB Bank uses standardized assumptions run against their data by an outsourced provider of Asset Liability reporting.  The model derives expected interest income and interest expense resulting from both a +/- 2% parallel shift in the yield curve and a +/- steepening/twist of the yield curve.  The standard parallel yield curve shift is used to estimate risk related to the level of interest rates, while the non-parallel yield curve twist is used to estimate risk related to the level of interest rates and changes in the slope of the yield curve.   All rate change scenarios are “ramped” over a three-month period.

Yield curve twists change both the level and slope of the yield curve and are more realistic than parallel yield curve shifts and are more useful for planning purposes.  A 200 basis point yield curve twist decrease would result in short term rates decreasing approximately 200 basis points and long term rates decreasing approximately 100 basis points.  A 200 basis point yield curve twist increase would result in a short term rates increasing approximately 200 basis points and long term rates increasing approximately 100 basis points.

The analysis indicates a 200 basis point parallel interest rate increase would have relatively no impact to TIB Bank’s net interest income over a 12-month period.  A 200 basis point parallel interest rate decrease would result in a decrease in net interest income of approximately $1.2 million over a 12-month period.  Additionally, a 200 basis point yield curve twist increase would have relatively no impact to net interest income over a 12-month period.  A 200 basis point yield curve twist decrease would result in a decrease in net interest income of approximately $830,000 over a 12-month period.

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
Naples, Florida

We have audited the accompanying consolidated balance sheets of TIB Financial Corp. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting contained in Item 9A.(b) of the accompanying Form 10-K.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIB Financial Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC
Fort Lauderdale, Florida
March 17, 2008

TIB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

(Dollars in thousands, except per share amounts)	2007	2006
Assets
Cash and due from banks	$22,315	$25,223
Federal funds sold and securities purchased under agreements to resell	48,744	30,329
Cash and cash equivalents	71,059	55,552

Investment securities available for sale	160,357	131,199

Loans, net of deferred loan costs and fees	1,129,156	1,065,468
Less: Allowance for loan losses	14,973	9,581
Loans, net	1,114,183	1,055,887

Premises and equipment, net	38,284	34,102
Goodwill	4,686	106
Intangible assets, net	2,772	813
Accrued interest receivable and other assets	53,398	41,434
Total assets	$1,444,739	$1,319,093

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$143,381	$159,380
Interest-bearing	906,577	870,077
Total deposits	1,049,958	1,029,457

Federal Home Loan Bank (FHLB) advances	140,000	125,000
Short-term borrowings	77,922	22,250
Long-term borrowings	63,000	37,000
Accrued interest payable and other liabilities	17,619	19,524
Total liabilities	1,348,499	1,233,231

Commitments and Contingencies (Notes 1, 6 and 16)

Shareholders’ Equity
Preferred stock – no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 40,000,000 shares authorized, 12,852,361 and 11,720,527 shares issued, 12,783,161 and 11,720,527 outstanding	1,285	1,172
Additional paid in capital	56,133	40,514
Retained earnings	39,151	44,620
Accumulated other comprehensive income (loss)	240	(444)
Treasury stock, at cost, 69,200 and 0 shares	(569)	-
Total shareholders’ equity	96,240	85,862

Total Liabilities and Shareholders’ Equity	$1,444,739	$1,319,093

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,

(Dollars in thousands, except per share amounts)	2007	2006	2005
Interest and dividend income
Loans, including fees	$84,773	$78,379	$54,488
Investment securities:
U.S. Treasury securities	152	170	171
U.S. Government agencies and corporations	5,404	4,207	2,607
States and political subdivisions, tax-exempt	396	422	377
States and political subdivisions, taxable	157	163	169
Other investments	1,193	847	297
Interest-bearing deposits in other banks	19	22	10
Federal Home Loan Bank stock	503	285	113
Federal funds sold	2,144	739	1,202
Total interest and dividend income	94,741	85,234	59,434

Interest expense
Interest-bearing demand and money market	12,721	9,459	4,605
Savings	968	346	243
Time deposits of $100 or more	12,622	11,713	6,505
Other time deposits	11,549	10,139	6,090
Long-term debt - subordinated debentures	2,708	2,045	1,212
Federal Home Loan Bank advances	6,197	3,415	857
Short-term borrowings	1,664	687	425
Long-term borrowings	292	367	367
Total interest expense	48,721	38,171	20,304

Net interest income	46,020	47,063	39,130
Provision for loan losses	9,657	3,491	2,413
Net interest income after provision for loan losses	36,363	43,572	36,717

Non-interest income
Service charges on deposit accounts	2,692	2,457	2,360
Investment securities gains (losses), net	(5,660)	-	1
Fees on mortgage loans sold	1,446	1,599	1,880
Other income	2,884	2,219	2,017
Total non-interest income	1,362	6,275	6,258

Non-interest expense
Salaries and employee benefits	22,550	20,205	17,724
Net occupancy and equipment expense	7,979	6,120	5,502
Other expense	11,392	9,508	8,630
Total non-interest expense	41,921	35,833	31,856

Income (loss) from continuing operations before income taxes	(4,196)	14,014	11,119

Income tax expense (benefit)	(1,775)	5,021	3,927

Income (loss) from continuing operations	(2,421)	8,993	7,192

(Continued)

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31,
(Continued)

(Dollars in thousands, except per share amounts)	2007	2006	2005
Discontinued operations
Income from merchant bankcard operations	-	414	7,630
Income tax expense	-	160	2,998

Income from discontinued operations	-	254	4,632

Net income (loss)	$(2,421)	$9,247	$11,824

Basic earnings (loss) per common share
Continuing operations	$(0.20)	$0.78	$0.63
Discontinued operations	-	0.02	0.41
Basic earnings (loss) per share	$(0.20)	$0.80	$1.04

Diluted earnings (loss) per common share
Continuing operations	$(0.20)	$0.76	$0.61
Discontinued operations	-	0.02	0.39
Diluted earnings (loss) per share	$(0.20)	$0.78	$1.00

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2005	11,358,478	$1,136	$37,716	$28,968	$294	$-	$68,114
Comprehensive income:
Net income				11,824			11,824
Other comprehensive income, net of tax benefit of $624:
Net market valuation adjustment on securities available for sale					(1,037)
Other comprehensive loss, net of tax							(1,037)
Comprehensive income							$10,787
Restricted stock grants	82,000	8	(8)				-
Stock-based compensation			98				98
Exercise of stock options	144,718	14	824				838
Income tax benefit from stock options exercised			343				343
Cash dividends declared, $.23125 per share				(2,656)			(2,656)
Balance, December 31, 2005	11,585,196	$1,158	$38,973	$38,136	$(743)	$-	$77,524
Comprehensive income:
Net income				9,247			9,247
Other comprehensive income, net of tax expense of $170:
Net market valuation adjustment on securities available for sale					299
Other comprehensive income, net of tax							299
Comprehensive income							$9,546
Restricted stock grants, net of 10,000 restricted stock cancellations	345
Stock-based compensation			564				564
Registration statement costs			(5)				(5)
Exercise of stock options	134,986	14	832				846
Income tax benefit related to stock-based compensation			150				150
Cash dividends declared, $.23625 per share				(2,763)			(2,763)
Balance, December 31, 2006	11,720,527	$1,172	$40,514	$44,620	$(444)	$-	$85,862
Continued

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share amounts)
(Continued)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2006	11,720,527	$1,172	$40,514	$44,620	$(444)	$-	$85,862
Comprehensive loss:
Net loss				(2,421)			(2,421)
Other comprehensive income, net of tax expense of $429:
Net market valuation adjustment on securities available for sale					(2,846)
Add: reclassification adjustment for losses included in net loss net of tax of $2,130					3,530
Other comprehensive income, net of tax							684
Comprehensive loss							$(1,737)
Restricted stock grants	36,659	4	(4)				-
Stock-based compensation			648				648
The Bank of Venice acquisition	944,400	94	13,861				13,955
Exercise of stock options	150,775	15	1,093				1,108
Income tax benefit related to stock-based compensation			21				21
Purchase of treasury stock	(69,200)					(569)	(569)
Cash dividends declared, $.2425 per share				(3,048)			(3,048)
Balance, December 31, 2007	12,783,161	$1,285	$56,133	$39,151	$240	$(569)	$96,240

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,421)	$9,247	$11,824
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,328	2,642	2,511
Provision for loan losses	9,657	3,491	2,413
Deferred income tax benefit	(4,472)	(1,168)	(944)
Investment securities net realized (gains) losses	5,660	-	(1)
Gain on sale of merchant bankcard processing segment	-	(414)	(6,697)
Stock based compensation	646	564	98
Other	(834)	162	(496)
Mortgage loans originated for sale	(90,818)	(105,248)	(114,257)
Proceeds from sales of mortgage loans	91,218	105,412	119,321
Fees on mortgage loans sold	(1,434)	(1,599)	(1,880)
Increase in accrued interest receivable and other assets	(5,022)	(2,491)	(2,672)
(Increase) decrease in accrued interest payable and other liabilities	(1,738)	1,009	10,778
Net cash provided by operating activities	3,770	11,607	19,998

Cash flows from investing activities:
Purchases of investment securities available for sale	(71,669)	(42,532)	(13,995)
Sales of investment securities available for sale	5,491	-	-
Repayments of principal and maturities of investment securities available for sale	34,863	9,296	1,103
Cash equivalents acquired from The Bank of Venice acquisition	10,176	-	-
Cash paid for The Bank of Venice	(888)	-	-
Net (purchase) sale of FHLB stock	(673)	(4,993)	129
Proceeds from sales of loans	624	7,439	-
Proceeds from sale of merchant bankcard processing segment	-	-	7,250
Loans originated or acquired, net of principal repayments	(14,809)	(188,238)	(237,371)
Purchases of premises and equipment	(5,265)	(12,425)	(3,928)
Proceeds from disposal of premises, equipment and intangible assets	1,822	1,638	735
Net cash used by investing activities	(40,328)	(229,815)	(246,077)

Cash flows from financing activities:
Net increase in federal funds purchased and securities sold under agreements to repurchase	55,672	4,966	5,127
Net increase (decrease) in FHLB advances	10,000	100,000	(10,000)
Proceeds from long term repurchase agreements	30,000	-	-
Repayment of notes payable	(4,000)	-	(1,250)
Net increase in demand, money market and savings accounts	9,614	12,838	51,943
Net (decrease) increase in time deposits	(46,828)	96,195	180,622
Proceeds from exercise of stock options	1,108	846	838
Proceeds from issuance of trust preferred securities	-	19,995	-
Income tax benefits related to stock-based compensation	21	150	-
Repurchase of company common stock	(569)	-	-
Cash dividends paid	(2,953)	(2,740)	(2,629)
Net cash provided by financing activities	52,065	232,250	224,651

Net increase (decrease) in cash and cash equivalents	15,507	14,042	(1,428)
Cash and cash equivalents at beginning of year	55,552	41,510	42,938
Cash and cash equivalents at end of year	$71,059	$55,552	$41,510

(Continued)

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Continued)

	Years Ended December 31,
	2007	2006	2005
Supplemental disclosures of cash paid:
Interest	$50,678	$33,983	$17,387
Income taxes	4,193	10,330	3,530

Supplemental disclosures of non-cash transactions:
Mortgage backed securities issued and retained subsequent to securitization of residential mortgages	$-	$-	$8,509
Financing of sale of premises and equipment to third parties	-	2,136	1,100
Fair value of noncash assets acquired	68,458	-	-
Fair value of liabilities assumed	63,882	-	-
Fair value of common stock and stock options issued	13,992	-	-

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

TIB Financial Corp. is a financial holding company headquartered in Naples, Florida.  The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiaries, TIB Bank and The Bank of Venice (the “Banks”), collectively known as the “Company.”  All significant inter-company accounts and transactions have been eliminated in consolidation.   TIBFL Statutory Trust I, TIBFL Statutory Trust II and TIBFL Statutory Trust III were formed in conjunction with the issuance of trust preferred securities as further discussed in Note 10.

The Banks are the Company’s primary operating subsidiaries.  The Banks provide banking services from their twenty branch locations in Monroe, Miami-Dade, Collier, Lee, Highlands and Sarasota counties, Florida.  The Banks offer a wide range of commercial and retail banking and financial services to businesses and individuals. Account services include checking, interest-bearing checking, money market, savings, certificates of deposit and individual retirement accounts. The Banks offer all types of commercial loans, including: owner-operated commercial real estate; acquisition, development and construction; income-producing properties; working capital; inventory and receivable facilities; and equipment loans. Consumer loan products include residential real estate, installment loans, home equity, home equity lines, and indirect auto dealer loans.

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

Use of Estimates and Assumptions

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses.  Another material estimate is the fair value and impairment of financial instruments.  Changes in assumptions or in market conditions could significantly affect the fair value estimates.

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

Occasionally, the Banks securitize residential real estate secured mortgages through the Federal Home Loan Mortgage Corporation (Freddie Mac). The Banks have, from time to time, retained the resulting securities. Prior to a securitization transaction, these loans are recorded as residential real estate loans and interest income is reported as interest income from loans. Subsequent to the transaction, if the securities are retained by the Banks, they are reported as mortgage-backed securities and interest income is reported as interest income from securities issued by U.S. Government agencies and corporations.

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

Loans Held for Sale

The majority of residential fixed rate mortgage loans are originated by TIB Bank and sold servicing released to third parties immediately with temporary recourse provisions. The recourse provisions may require the repurchase of the outstanding balance of loans which default within a limited period of time subsequent to the sale of the loan. The recourse periods vary by investor and extend up to six months subsequent to the sale of the loan.  All fees are recognized as income at the time of the sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. TIB Bank has not historically experienced losses resulting from the recourse provisions described above. Accordingly, management believes that no such provision or allowance is necessary as of December 31, 2007 or 2006.

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

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Costs incurred after acquisition are generally expensed.

Intangible Assets

Intangible assets include core deposit base premiums and customer relationship intangibles arising from acquisitions and are initially measured at fair value.  The intangibles are being amortized using the straight-line method over estimated lives ranging from 10 to 15 years.

Long-lived Assets

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

Company Owned Life Insurance

The Company has purchased life insurance polices on certain key executives.  Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable. Prior to the adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Income Taxes

Income tax expense (or benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is net income divided by the weighted average number of common shares and vested restricted shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted shares computed using the treasury stock method.

Earnings (loss) per share have been computed based on the following for the years ended December 31:

	2007	2006	2005
Weighted average number of common shares outstanding:
Basic	12,299,093	11,609,394	11,423,948
Dilutive effect of options outstanding	-	266,010	376,944
Dilutive effect of restricted shares	-	14,202	-
Diluted	12,299,093	11,889,606	11,800,892

Stock options for 642,409, 78,273 and 20,000 shares of common stock were not considered in computing diluted earnings per common share for 2007, 2006, and 2005 because they were anti-dilutive.  For 2007, 2006 and 2005, the anti-dilutive unvested restricted shares of common stock excluded in computing diluted earnings per common share were 78,141, 305 and 82,000, respectively. The dilutive effect of stock options and the dilutive effect of unvested restricted shares were the only common stock equivalents for purposes of calculating diluted earnings per common share.

Stock-Based Compensation

    Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method.  Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.  For 2007 and 2006, adopting this standard resulted in stock based compensation expense from stock options of $284 and $305.

    Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock based compensation cost from stock options is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, for the year ending December 31, 2005.

2005
Net income, as reported	$11,824
Stock-based compensation expense determined under fair value based method, net of tax	268
Pro forma net income	$11,556

Basic earnings per share as reported	$1.04
Pro forma basic earnings per share	1.02
Diluted earnings per share as reported	1.00
Pro forma diluted earnings per share	0.99

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase

Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party is regularly monitored, and additional collateral is obtained, provided or requested to be returned as appropriate.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are now such matters that will have a material effect on the financial statements.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, subsequent to the sale of the merchant bankcard processing segment during 2005 (see Note 2), operations are managed and financial performance is evaluated on a Company wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”). SFAS 155 simplifies and conforms the accounting for certain financial instruments permitting fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not embedded derivatives. The amendments to SFAS No. 140 allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year after September 15, 2006. Adoption on January 1, 2007, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”.  This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  This Standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings.  Adoption on January 1, 2007, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 had no affect on the Company’s financial statements. The Company has no material unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2008 relative to any tax positions taken prior to January 1, 2007.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007 or December 31, 2007.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and a consolidated income tax return in the state of Florida.  These returns are subject to examination by taxing authorities for all years after 2003.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. FAS 157 provides guidance about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair value measurements have on earnings. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Adoption on January 1, 2008, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  Adoption on January 1, 2008, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007.  Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008.  Adoption had no effect on the Company’s financial condition, results of operations or liquidity as the Company does not have any defined benefit plans falling within the scope of SFAS No. 158.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance)”. This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy.  The adoption of this issue on January 1, 2007, as required, had no impact on the financial condition, results of operations, or liquidity of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for fiscal years beginning after November 15, 2007. Adoption on January 1, 2008, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In June 2007, the FASB finalized Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”.  This issue requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards (as described in paragraphs 62 and 63  of Statement 123(R)).  This issue is effective for fiscal years beginning after December 15, 2007.  Adoption on January 1, 2008, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which revises Statement 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. Management has not yet completed its analysis of the potential impact of FAS 141(R).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, FAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008. Management has not yet completed its analysis of the potential impact of FAS 160, but does not expect it to have a material effect on the Company’s financial condition, results of operations or liquidity.

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

The operating results of the merchant bankcard processing segment, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

Years ended December 31,	2007	2006	2005
Other income	$-	$414	$12,865
Depreciation and amortization	-	-	(8)
Other expense	-	-	(5,227)
Pretax income from discontinued operations	$-	$414	$7,630

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

On April 30, 2007, the Company completed the acquisition of The Bank of Venice, a Florida chartered commercial bank in exchange for consideration consisting of 944,400 shares of the Company’s common stock valued at approximately $13,628, cash of $568 and stock options valued at $364. The total purchase price, which includes certain direct acquisition costs of $194, totaled $14,754. Under the purchase method of accounting, the assets and liabilities of The Bank of Venice were recorded at their respective estimated fair values as of April 30, 2007 and are included in the accompanying balance sheet as of December 31, 2007. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Goodwill and other intangible assets identified were approximately $6,980 and are not deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$10,176
Securities available for sale	2,292
Federal Home Loan Bank Stock and other equity securities	496
Loans, net	55,373
Fixed assets	2,714
Goodwill	4,580
Core deposit intangible	2,150
Customer relationship intangible	250
Other	605
Total assets acquired	78,636

Deposits	57,715
FHLB advances	5,000
Other liabilities	1,167
Total liabilities assumed	63,882

Total consideration paid for The Bank of Venice	$14,754

The acquisition of The Bank of Venice provided an established entry point into the Sarasota County market and allows us to significantly accelerate the rate of franchise growth of the combined entity which is expected to be greater than the Company could achieve on a de novo basis.

On December 12, 2007, the Company entered into a definitive Stock Purchase Agreement (the “Agreement”) with Naples Capital Advisors, Inc. (“NCA”), a registered investment advisor with approximately $80,000 of assets under advisement. Under the terms of the Agreement, NCA will become a wholly-owned subsidiary of the Company. Shareholders of NCA will receive $1,333 in cash at closing.  In addition, the Sellers shall be entitled to receive additional cash consideration up to $148 on each of the first three annual anniversaries of NCA or a subsidiary of the Company receiving a trust department license under the Florida Financial Institutions Codes subject to NCA achieving certain total revenue milestones outlined in the Agreement. The closing of the sale was finalized on January 2, 2008.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 3—Cash and Due From Banks

Cash on hand or on deposit with the Federal Reserve Bank of $3,204 and $4,885 was required to meet regulatory reserve and clearing requirements at December 31, 2007, and December 31, 2006, respectively.  These balances do not earn interest.

The Bank maintains an interest bearing account at the Federal Home Loan Bank of Atlanta.  The total on deposit was approximately $146 and $386 at December 31, 2007 and December 31, 2006, respectively.

Note 4—Investment Securities

The amortized cost, estimated fair value, and the related gross unrealized gains and losses recognized in accumulated other comprehensive income, are as follows for investment securities available for sale:

December 31, 2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$72,482	$1,245	$66	$73,661
States and political subdivisions—tax exempt	9,629	6	51	9,584
States and political subdivision—taxable	2,495	1	21	2,475
Marketable equity securities	1,224	-	-	1,224
Mortgage-backed securities	60,161	295	296	60,160
Corporate bonds	2,865	-	100	2,765
Collateralized debt obligations	11,110	-	622	10,488
	$159,966	$1,547	$1,156	$160,357

December 31, 2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$5,087	$-	$125	$4,962
U.S. Government agencies and corporations	84,014	278	1,294	82,998
States and political subdivisions—tax exempt	10,818	22	98	10,742
States and political subdivision—taxable	2,578	12	-	2,590
Marketable equity securities	3,000	484	-	3,484
Mortgage-backed securities	16,428	94	8	16,514
Collateralized debt obligations	9,996	-	87	9,909
	$131,921	$890	$1,612	$131,199

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2007	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$-	$-	$13,577	$66	$13,577	$66
States and political subdivisions—tax exempt	2,814	9	5,753	42	8,567	51
States and political subdivisions—taxable	2,299	21	-	-	2,299	21
Mortgage-backed securities	30,254	295	1,072	1	31,326	296
Corporate bonds	2,765	100	-	-	2,765	100
Collateralized debt obligations	4,378	622	-	-	4,378	622
Total temporarily impaired	$42,510	$1,047	$20,402	$109	$62,912	$1,156

	Less than 12 Months		12 Months or Longer		Total
December 31, 2006	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Treasury securities	$101	$-	$4,861	$125	$4,962	$125
U.S. Government agencies and corporations	-	-	60,539	1,294	60,539	1,294
States and political subdivisions—tax exempt	3,996	25	3,823	73	7,819	98
Mortgage-backed securities	-	-	1,084	8	1,084	8
Collateralized debt obligations	9,909	87	-	-	9,909	87
Total temporarily impaired	$14,006	$112	$70,307	$1,500	$84,313	$1,612

The Company views the unrealized losses in the above table to be temporary in nature for the following reasons.  First, the decline in market values are mostly due to an increase in market interest rates and are not credit related.  These securities are mostly AAA rated securities and have experienced no significant deterioration in value due to credit quality concerns.  Second, other than for the collateralized debt obligations, the magnitude of the unrealized losses of approximately 3% or less of the historical cost of those securities with losses is consistent with normal fluctuations of value due to the volatility of market interest rates.  Finally, the nature of what makes up the security portfolio is determined by the overall balance sheet of the Company and currently it is suitable for the Company’s security portfolio to be primarily comprised of fixed rate securities.  Fixed rate securities will by their nature react in price inversely to changes in market rates and that is liable to occur in both directions.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

As of December 31, 2007, the Company owned three collateralized debt obligation investment securities with an aggregate original cost of $9,996 that had an estimated fair value of $6,111 at that time. The underlying assets in the three collateralized debt obligations are comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. The Company’s securities are floating rate securities which were rated A or better by an independent and nationally recognized rating agency at the time of our purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade, and the amount of unrealized loss, management concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value. This resulted in the recognition of an other than temporary impairment loss of $3,885. In determining their estimated fair value, management utilized a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities were estimated based upon a variety of factors including the yield at issuance of similarly rated classes of comparably structured collateralized debt obligations. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and varying assumptions of estimated future defaults of these issuers. Additionally, during 2007, the market value of an investment in equity securities, which the Company originally acquired in 2003 for $3,000 to obtain community reinvestment credit, of a publicly owned company declined significantly. As of December 31, 2007, management determined that this decline was other than temporary and wrote this investment down by $1,776 to its fair value at that time. These write downs resulted in a total recognized other than temporary impairment loss of $5,661 during 2007. During 2006 and 2005, no other than temporary impairment losses were necessary.

The estimated fair value of investment securities available for sale at December 31, 2007, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

December 31, 2007
Due in one year or less	$10,073
Due after one year through five years	26,873
Due after five years through ten years	32,666
Due after ten years	29,361
Marketable equity securities	1,224
Mortgage-backed securities	60,160
$160,357

At December 31, 2007, securities with a fair value of approximately $51,096 are subject to call during 2008.

    Sales of available for sale securities were as follows:

	2007	2006	2005
Proceeds	$5,491	$-	$-
Gross gains	1	-	-
Gross losses	-	-	-

The tax provision related to net realized gains was $0 during 2007, 2006, and 2005.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Maturities, principal repayments, and calls of investment securities available for sale during 2007, 2006 and 2005 were $34,863, $9,296, and $1,103, respectively.  Net gains (losses) realized from calls and mandatory redemptions of securities during 2007, 2006 and 2005 were $0, $0, and $1, respectively.

Investment securities having carrying values of approximately $129,970 and $47,473 at December 31, 2007 and 2006, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

Note 5—Loans

Major classifications of loans are as follows:

December 31,	2007	2006
Real estate mortgage loans:
Commercial	$612,084	$546,276
Residential	112,138	82,243
Farmland	11,361	24,210
Construction and vacant land	168,595	157,672
Commercial and agricultural loans	72,076	84,905
Indirect auto dealer loans	117,439	141,552
Home equity loans	21,820	17,199
Other consumer loans	12,154	9,795
Total loans	1,127,667	1,063,852

Net deferred loan costs	1,489	1,616
Loans, net of deferred loan costs	$1,129,156	$1,065,468

Substantially all loans are made to borrowers in the Banks’ primary market area of Monroe, South Miami-Dade, Collier, Lee, Sarasota and Highlands counties of Florida.

In 1998, TIB Bank made a $10,000 loan to construct a lumber mill in northern Florida. Of this amount, $6,400 had been sold by TIB Bank to other lenders. The loan was 80% guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010.

The portion of this loan guaranteed by the USDA and held by us was approximately $1,600 at December 31, 2007 and December 31, 2006. The loan was accruing interest until December 2006 when TIB Bank ceased the accrual of interest pursuant to a ruling made by the USDA. Accrued interest on this loan totals approximately $941 at December 31, 2007 and December 31, 2006, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

In pursuing a sale of the property and equipment, TIB Bank has incurred various expenditures.  TIB Bank capitalized the liquidation costs and the portion of the protective advances which it expects will be fully reimbursed by the USDA. The non-guaranteed principal and interest ($1,961 at December 31, 2007 and December 31, 2006) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $954 and $899 at December 31, 2007 and December 31, 2006, respectively, are included as “other assets” in the financial statements.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months.  Since the property had not been liquidated during this period, TIB Bank charged-off the non guaranteed principal and interest totaling $1,961 at June 30, 2003, for regulatory purposes.  Since the Company believes this amount is ultimately realizable, it did not write off this amount for financial statement purposes under generally accepted accounting principles.

Activity in the allowance for loan losses is as follows:

Years ended December 31,	2007	2006	2005
Balance, beginning of year	$9,581	$7,546	$6,243
Acquisition of The Bank of Venice	667	-	-
Provision for loan losses charged to expense	9,657	3,491	2,413
Loans charged off	(5,202)	(1,573)	(1,219)
Recoveries of loans previously charged off	270	117	109
Balance, end of year	$14,973	$9,581	$7,546

Impaired loans are as follows:

Years ended December 31,	2007	2006
Year end loans with no specifically allocated allowance for loan losses	$4,448	$519
Year end loans with allocated allowance for loan losses	3,748	142
Total	$8,196	$661
Amount of the allowance for loan losses allocated	$1,401	$45

	2007	2006	2005
Average of impaired loans during the year	$4,464	$363	$599
Interest income recognized during impairment	40	21	41
Cash basis interest income recognized	27	6	-

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

Years ended December 31,	2007	2006
Nonaccrual loans (a)	$16,086	$4,223
Loans past due over 90 days still on accrual (a)	-	-

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.  In February 2008, a $13.5 million commercial land and development loan matured and was placed on nonaccrual because the borrowers were unable to service the debt.

(a)
Non-performing loans includes the $1,600 loan discussed previously which is guaranteed for both principal and interest by a U.S. government agency.  We discontinued accruing interest on this loan during December 2006 pursuant to a ruling made by the agency.

Note 6—Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31,	2007	2006	Estimated Useful Life
Land	$11,197	$10,712
Buildings and leasehold improvements	23,962	16,591	1 to 40 years
Furniture, fixtures and equipment	14,050	14,261	1 to 40 years
Construction in progress	3,498	7,723
	52,707	49,287
Less accumulated depreciation	(14,423)	(15,185)
Premises and equipment, net	$38,284	$34,102

Depreciation expense for the years ended December 31, 2007, 2006, and 2005, was approximately $2,887, $2,354, and $2,219, respectively.

The Banks are obligated under operating leases for office and banking premises which expire in periods varying from one to nineteen years.  Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2007:

Years Ending December 31,
2008	$1,273
2009	862
2010	799
2011	755
2012	425
Thereafter	2,283
$6,397

Rental expense for the years ended December 31, 2007, 2006, and 2005, was approximately $1,128, $794, and $674, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 7—Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, are as follows:

	2007	2006
Beginning of the year	$106	$106
Goodwill associated with the acquisition of The Bank of Venice	4,580	-
Balance at end of year	$4,686	$106

    Intangible assets at December 31, consist of the following:

	2007			2006
December 31,	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Core deposit intangible	$5,091	$2,564	$2,527	$2,941	$2,136	$805
Customer relationship intangible	250	11	239	-	-	-
Other	26	20	6	36	28	8
Total	$5,367	$2,595	$2,772	$2,977	$2,164	$813

Aggregate intangible asset amortization expense was $440, $288, and $291 for 2007, 2006, and 2005, respectively.

Estimated amortization expense for each of the next five years is as follows:

Years Ending December 31,
2008	481
2009	372
2010	366
2011	233
2012	233

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 8—Time Deposits

Time deposits of $100 or more were $240,853 and $286,591 at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of time deposits are as follows:

Years Ending December 31,
2008	$409,603
2009	81,602
2010	10,489
2011	8,898
2012	2,162
$512,754

Note 9—Short-Term Borrowings and Federal Home Loan Bank Advances

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and a Treasury, tax and loan note option.

The Banks have unsecured overnight federal funds purchased accommodation up to a maximum of $30,000 from their correspondent banks.  Additionally, the Banks have agreements with various financial institutions under which securities can be sold under agreements to repurchase.  TIB Bank also has securities sold under agreements to repurchase with commercial account holders whereby TIB Bank sweeps the customer’s accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by TIB Bank.

The Banks accept Treasury, tax and loan deposits from certain commercial depositors and remit these deposits to the appropriate government authorities. TIB Bank can hold up to $1,700 of these deposits more than a day under a note option agreement with its regional Federal Reserve bank and pays interest on those funds held. TIB Bank pledges certain investment securities against this account.

The Banks invest in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Banks is based on a percentage of the Banks’ total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At December 31, 2007, in addition to $25,000 in letters of credit used in lieu of pledging securities to the State of Florida, there was $140,000 in advances outstanding. At December 31, 2006, the amount of outstanding advances was $125,000.  The outstanding amount at December 31, 2007 consists of:

Amount	Issuance Date	Maturity Date	Repricing Frequency	Rate at December 31, 2007
$50,000	February 2007	February 2010 (a)	Fixed	4.65%
50,000	December 2006	December 2011 (a)	Fixed	4.18%
25,000	August 2006	February 2008	Quarterly	5.01%
10,000	September 2007	September 2012 (a)	Fixed	4.05%
5,000	March 2007	March 2012 (a)	Fixed	4.29%

(a)   These advances have quarterly conversion dates beginning six months to one year from date of issuance.  If the FHLB chooses to convert the advance, the Banks have the option of prepaying the entire balance without penalty.  Otherwise, the advance will convert to an adjustable rate, repricing on a quarterly basis.  If the FHLB does not convert the advance, it will remain at the contracted fixed rate until the maturity date.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

    The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans.  The amount of eligible collateral at December 31, 2007 was $200,857.

    The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and FHLB advances:
Year Ended December 31,	2007	2006
Federal funds purchased:
Balance:
Average daily outstanding	$190	$915
Year-end outstanding	157	-
Maximum month-end outstanding	11,024	13,042
Rate:
Weighted average for year	5.7%	5.9%
Weighted average interest rate at December 31	5.3%	n/a

Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$41,074	$20,506
Year-end outstanding	75,861	20,352
Maximum month-end outstanding	75,861	31,451
Rate:
Weighted average for year	4.2%	4.7%
Weighted average interest rate at December 31	3.9%	4.4%

Treasury, tax and loan note option:
Balance:
Average daily outstanding	$1,127	$1,051
Year-end outstanding	1,904	1,898
Maximum month-end outstanding	1,904	1,898
Rate:
Weighted average for year	4.6%	4.4%
Weighted average interest rate at December 31	3.6%	5.0%

Advances from the Federal Home Loan Bank-Short Term:
Balance:
Average daily outstanding	$1,068	$19,274
Year-end outstanding	-	-
Maximum month-end outstanding	$10,000	$50,000
Rate:
Weighted average for year	5.2%	5.5%
Weighted average interest rate at December 31	n/a	n/a

Advances from the Federal Home Loan Bank-Long Term:
Balance:
Average daily outstanding	$131,123	$45,137
Year-end outstanding	140,000	125,000
Maximum month-end outstanding	140,000	125,000
Rate:
Weighted average for year	4.7%	5.2%
Weighted average interest rate at December 31	4.5%	4.9%

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 10—Long-Term Borrowings

Line of Credit

Until its maturity on April 30, 2005, the Company had a $3,000 revolving line of credit with Independent Bankers’ Bank of Florida. Amounts outstanding under the line bore interest equal to the prime rate published in The Wall Street Journal minus one half percent, which was subject to change daily, and was subject to a 4.25% floor.  Interest was payable monthly, and principal was due on demand, or if no demand was made, at maturity.  This credit facility was secured by 100 percent of the outstanding shares of the Bank and required, among other things, that the Bank maintain a minimum Tier 1 capital ratio of 6 percent.  There were no amounts outstanding under this line at December 31, 2007, 2006 or 2005 as the Company elected not to renew the line upon maturity.

Securities Sold Under Agreements to Repurchase

    During 2007, the Company entered into agreements with another financial institution for the sale of certain securities to be repurchased at a future date.  The interest rates on these repurchase agreements are fixed for the term of the agreement.  The financial institution has the ability to terminate these agreements on a quarterly basis beginning on the terminable date.  The outstanding amount at December 31, 2007 was $30,000 and consists of:

Amount	Terminable Date	Maturity Date	Rate at December 31, 2007
$20,000	September 2008	September 2010	4.18%
10,000	December 2008	December 2010	3.46%

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

Subordinated Debentures

On September 7, 2000, the Company participated in a pooled offering of trust preferred securities.  The Company formed TIBFL Statutory Trust I (the “Trust”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust used the proceeds from the issuance of $8,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

    On July 31, 2001, the Company participated in a pooled offering of trust preferred securities.  The Company formed TIBFL Statutory Trust II (the “Trust II”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust II used the proceeds from the issuance of $5,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points).  The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly.  The rate in effect at December 31, 2007 was 8.54%. The debt securities and the trust preferred securities each have 30-year lives.  The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.

On June 23, 2006, the Company issued $20,000 of additional trust preferred securities through a private placement. The Company formed TIBFL Statutory Trust III (the “Trust III”), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust III used the proceeds from the issuance of $20,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 155 basis points). The rate in effect at December 31, 2007 was 6.79%.  The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option at par after five years, and sooner, at a 5% premium, if specific events occur, subject to prior approval by the Federal Reserve Board, if then required.

Under the provisions of the related indenture agreements, the interest payable on the trust preferred securities is deferrable for up to five years and any such deferral is not considered a default. During any period of deferral, the Company would be precluded from declaring or paying dividends to shareholders or repurchasing any of the Company’s common stock.

The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 14).

Contractual Maturities

At December 31, 2007, the contractual maturities of long-term borrowings were as follows:

	Fixed Rate	Floating Rate	Total
Due in 2008	$-	$-	$-
Due in 2009	-	-	-
Due in 2010	30,000	-	30,000
Due in 2011	-	-	-
Thereafter	8,000	25,000	33,000
Total long-term debt	$38,000	$25,000	$63,000

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 11—Income Taxes

Income tax expense (benefit) from continuing operations was as follows:

Years ended December 31,	2007	2006	2005
Current income tax provision:
Federal	$2,798	$5,386	$3,985
State	436	803	886
	3,234	6,189	4,871
Deferred tax benefit:
Federal	(4,334)	(1,018)	(805)
State	(675)	(150)	(139)
	(5,009)	(1,168)	(944)

Total	$(1,775)	$5,021	$3,927

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income taxes reported is as follows:

Years ended December 31,	2007	2006	2005
Pretax income from continuing operations	$(4,196)	$14,014	$11,119
Income taxes computed at Federal statutory tax rate	$(1,427)	$4,815	$3,780
Effect of:
Tax-exempt income, net	(322)	(330)	(324)
State income taxes, net	(156)	423	390
Stock based compensation expense, net	92	80	-
Other, net	38	33	81
Total	$(1,775)	$5,021	$3,927

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Year end deferred tax assets and liabilities were due to the following:

Years ended December 31,	2007	2006
Allowance for loan losses	$5,910	$3,848
Recognized impairment losses on available for sale securities	2,184	-
Core deposit intangibles	318	285
Deferred compensation	1,836	1,126
Non-accrual interest income	386	63
Net unrealized losses on securities available for sale	-	278
Other	468	49
Total gross deferred tax assets	11,102	5,649

Accumulated depreciation	(934)	(637)
Deferred loan costs	(746)	(621)
Core deposit and other non-deductible acquisition related intangibles	(822)	(10)
Net unrealized gains on securities available for sale	(151)	-
Other	(69)	(65)
Total gross deferred tax liabilities	(2,722)	(1,333)

Net deferred tax asset	$8,380	$4,316

Note 12—Employee Benefit Plans

The Company maintains an Employee Stock Ownership Plan with 401(k) provisions that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Company and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Company will match 50 percent of salary reduction contributions up to 5 percent of compensation; and an additional discretionary contribution which may be made by the Company and allocated to the accounts of participants on the basis of total relative compensation.  During 2005 and 2006, the Company match was capped at the lower of 4 percent of compensation or $1 per employee.  The Company contributed $307, $152, and $132, to the plan in 2007, 2006 and 2005, respectively. As of December 31, 2007, the Plan contained approximately 265,000 shares of the Company’s common stock.

In 2001, TIB Bank entered into salary continuation agreements with three of its executive officers.  Two additional TIB Bank executive officers entered into salary continuation agreements in 2003 and another in 2004. In 2007, an additional two pre-existing salary continuation agreements with The Bank of Venice’s executive officers were assumed as part of the acquisition.  The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants.  The Company expensed $811, $617, and $386 for the accrual of future salary continuation benefits in 2007, 2006 and 2005, respectively.  The Banks have purchased single premium life insurance policies on these individuals.  Cash value income (net of related insurance premium expense) totaled $266, $234, and $208 in 2007, 2006 and 2005, respectively.  Other assets included $7,374 and $6,171 in surrender value and other liabilities included salary continuation benefits payable of $2,726 and $1,863 at December 31, 2007 and 2006, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

In 2001, TIB Bank established a non qualified retirement benefit plan for eligible Bank directors.  Under the plan, the Bank pays each participant, or their beneficiary, the amount of fees deferred and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date.  TIB Bank expensed $239, $231, and $233 for the accrual of current and future retirement benefits in 2007, 2006 and 2005, respectively, which included $160, $170, and $184 in 2007, 2006 and 2005 related to the annual director retainer fees and monthly meeting fees that certain directors elected to defer.  TIB Bank has purchased single premium split dollar life insurance policies on these individuals.  Cash value income (net of related insurance premium expense) totaled $152, $141, and $138 in 2007, 2006 and 2005, respectively.  Other assets included $4,286 and $4,134 in surrender value in other assets and other liabilities included retirement benefits payable of $1,294 and $1,071 at December 31, 2007 and 2006, respectively.

Note 13—Related Party Transactions

The Banks had loans outstanding to certain of the Company’s executive officers, directors, and their related business interests as follows:

Beginning balance, January 1, 2007	$760
New loans	701
Repayments	(782)
Ending balance, December 31, 2007	$679

Unfunded loan commitments to these individuals and their related business interests totaled $198 at December 31, 2007.  Deposits from these individuals and their related interests were $2,451 and $2,206 at December 31, 2007 and 2006, respectively.

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. These minimum amounts and ratios along with the actual amounts and ratios for the Company and TIB Bank as of December 31, 2007 and 2006 and for The Bank of Venice as of December 31, 2007 are presented in the following tables.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

December 31, 2007	Well Capitalized Requirement			Adequately Capitalized Requirement			Actual
	Amount		Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A	N/A	$	≥ 56,173	≥ 4.0%	$118,303	8.4%
TIB Bank	$	≥ 66,804	≥ 5.0%		≥ 53,443	≥ 4.0%	104,258	7.8%
The Bank of Venice		≥ 3,330	≥ 5.0%		≥ 2,664	≥ 4.0%	7,906	11.9%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 47,482	≥ 4.0%	$118,303	10.0%
TIB Bank	$	≥ 68,180	≥ 6.0%		≥ 45,453	≥ 4.0%	104,258	9.2%
The Bank of Venice		≥ 3,069	≥ 6.0%		≥ 2,046	≥ 4.0%	7,906	15.5%

Total Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 94,965	≥ 8.0%	$134,565	11.3%
TIB Bank	$	≥ 113,633	≥ 10.0%		≥ 90,906	≥ 8.0%	118,468	10.4%
The Bank of Venice		≥ 5,116	≥ 10.0%		≥ 4,092	≥ 8.0%	8,546	16.7%

December 31, 2006	Well Capitalized Requirement			Adequately Capitalized Requirement			Actual
	Amount		Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A	N/A	$	≥ 51,336	≥ 4.0%	$112,368	8.8%
TIB Bank	$	≥ 64,078	≥ 5.0%		≥ 51,262	≥ 4.0%	115,689	9.0%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 44,366	≥ 4.0%	$112,368	10.1%
TIB Bank	$	≥ 66,519	≥ 6.0%		≥ 44,346	≥ 4.0%	115,689	10.4%

Total Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 88,733	≥ 8.0%	$131,074	11.8%
TIB Bank	$	≥ 110,864	≥ 10.0%		≥ 88,692	≥ 8.0%	125,715	11.3%

At year end 2007 and 2006, the most recent regulatory notification categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Management believes, as of December 31, 2007, that the Company and the Banks meet all capital requirements to which they are subject.  Tier 1 Capital for the Company and TIB Bank includes the trust preferred securities that were issued in September 2000, July 2001 and June 2006 to the extent allowable.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by a bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Based on the level of undistributed earnings for the prior two years, declaration of dividends by TIB Bank to the Company, during 2008, will likely require regulatory approval.  As of December 31, 2007, The Bank of Venice has no retained earnings available for dividends to the Company.

Note 15 – Stock-Based Compensation

As of December 31, 2007, the Company has one compensation plan under which shares of its common stock are issuable in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units. This is its 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders at the May 25, 2004 annual meeting. Pursuant to the merger agreement, upon the April 30, 2007 closing of its acquisition of The Bank of Venice, the Company granted 82,750 stock options in exchange for the options outstanding for the purchase of shares of common stock of The Bank of Venice at such date. The options were fully vested at the grant date and ranged in price from $9.17 to $10.54 per share as determined by the conversion ratio specified in the merger agreement. Previously, the Company had granted stock options under the 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (the “1994 Plan”) as amended and restated as of August 31, 1996. Under the 2004 Plan, the Board of Directors of the Company may grant nonqualified stock–based awards to any director, and incentive or nonqualified stock-based awards to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the 2004 Plan, the maximum number of shares of common stock of the Company that may be optioned or awarded through the 2014 expiration of the plan is 800,000 shares, no more than 266,000 of which may be issued pursuant to awards granted in the form of restricted shares.  Such shares may be treasury, or authorized but unissued, shares of common stock of the Company.  If options or awards granted under the Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan as long as no dividends have been paid to the holder in accordance with the provisions of the grant agreement.

    The following table summarizes the components and classification of stock-based compensation expense for the years ended December 31.

	2007	2006	2005
Stock Options	$284	$305	$-
Restricted Stock	364	259	98
Total stock-based compensation expense	$648	$564	$98

Salaries and employee benefits	$417	$390	$5
Other expense	231	174	93
Total stock-based compensation expense	$648	$564	$98

    The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $142, $101 and $38 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

	2007	2006	2005
Dividend yield	1.63%	1.55%	1.93%
Risk-free interest rate	4.18%	4.89%	4.13%
Expected option life	4.6 years	6.5 years	9 years
Volatility	21%	31%	23%
Weighted average grant-date fair value of options granted	$4.05	$5.23	$3.75

•	The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock. An increase in dividend yield will decrease stock compensation expense.

•
The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

•
The expected option life for the current period grants was estimated using the vesting period, the term of the option and estimates of future exercise behavior patterns. Prior to 2006, this assumption was based on the typical vesting schedule and estimates of future exercise behavior patterns. An increase in the option life will increase stock compensation expense.

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

As of December 31, 2007, unrecognized compensation expense associated with stock options and restricted stock was $937 and $1,036 which is expected to be recognized over weighted average periods of approximately 2 years.

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

A summary of the stock option activity in the plans is as follows:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2005	803,188	$6.81
Granted	159,000	12.97
Exercised	(144,718)	5.79
Expired or forfeited	(39,500)	10.66
Balance, December 31, 2005	777,970	$8.06
Granted	85,624	15.13
Exercised	(134,986)	6.27
Expired or forfeited	(21,100)	10.72
Balance, December 31, 2006	707,508	$9.18
Granted	150,163	9.33
Exercised	(150,775)	7.35
Expired or forfeited	(30,455)	11.90
Balance, December 31, 2007	676,441	9.50

Options exercisable at December 31,	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	294,694	$8.78	271,384	$7.62

The weighted average remaining terms for outstanding stock options and for exercisable stock options were 5.6 years and 4.6 years at December 31, 2007, respectively. The aggregate intrinsic value at December 31, 2007 was $570 for stock options outstanding and $283 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Options outstanding at December 31, 2007 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$5.06 – $6.75	228,475	2.83	$6.08	115,775	$6.13
6.78 – 11.38	256,948	6.84	9.44	128,648	9.42
11.40 – 15.82	191,018	7.09	13.68	50,271	13.24
$5.06 – $15.82	676,441	5.55	$9.50	294,694	$8.78

Proceeds received from the exercise of stock options were $1,108, $846 and $838 during the years ended December 31, 2007, 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was $1,194, $1,297 and $1,281, during the years ended December 31, 2007, 2006 and 2005, respectively. The intrinsic value related to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in the realization of tax benefits of $11, $147 and $343, during the years ended December 31, 2007, 2006 and 2005, respectively.

Restricted Stock

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is generally on a straight-line basis and ranges from one to five years. The value of the restricted stock, estimated to be equal to the closing market price on the date of grant, is being amortized on a straight-line basis over the respective service periods.  The fair market value of restricted stock awards that vested was $202, $251 and $0 during the years ended December 31, 2007, 2006 and 2005, respectively. Tax benefits related to the vesting of restricted shares of $10, $3 and $0 were realized during the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of the restricted stock activity in the plan is as follows:

	2007		2006		2005
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Balance, January 1,	66,877	$15.68	82,000	$15.64	-	$-
Granted	36,855	12.74	10,345	15.83	82,000	15.64
Vested	(18,061)	15.68	(15,468)	15.67	-	-
Expired or forfeited	(196)	14.21	(10,000)	15.58	-	-
Balance, December 31,	85,475	$14.41	66,877	$15.68	82,000	$15.64

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at December 31:

	2007		2006
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$6,384	$4,180	$7,906	$15,032
Unfunded commitments under lines of credit	9,446	116,068	896	151,398

Commitments to make loans are generally made for periods of 30 days.  As of December 31, 2007, the fixed rate loan commitments have interest rates ranging from 6.40% to 18.00% and maturities ranging from 12 months to 20 years.

As of December 31, 2007 and 2006, the Company was subject to letters of credit totaling $2,947 and $3,190, respectively.

Note 17—Supplemental Financial Data

Components of other expense in excess of 1 percent of total interest and non-interest income are as follows:

Years Ended December 31,	2007	2006	2005
Computer services	$2,172	$1,955	$1,650
Legal and professional fees	2,145	1,710	1,444
Marketing and community relations	1,151	983	731
Postage, courier, and armored car	837	845	722
Repossessed asset expenses	986	312	128

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 18—Fair Values of Financial Instruments

Carrying amount and estimated fair values of financial instruments were as follows at December 31:

	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$71,059	$71,059	$55,552	$55,552
Investment securities available for sale	160,357	160,357	131,199	131,199
Loans, net	1,114,183	1,126,691	1,055,887	1,060,474
Federal Home Loan Bank and Independent Bankers’ Bank stock	9,068	9,068	7,899	7,899
Accrued interest receivable	7,761	7,761	8,319	8,319

Financial liabilities:
Non-contractual deposits	537,204	537,204	501,458	501,458
Contractual deposits	512,754	515,715	527,999	525,905
Federal Home Loan Bank Advances	140,000	142,438	125,000	124,730
Short-term borrowings	77,922	77,900	22,250	22,250
Long-term repurchase agreements	30,000	30,401	-	-
Notes payable	-	-	4,000	4,000
Subordinated debentures	33,000	33,646	33,000	33,449
Accrued interest payable	9,012	9,012	10,798	10,798

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, certain short-term debt, and variable rate loans or deposits that reprice frequently and fully.  As it is not practicable to determine the fair value of Federal Home Loan Bank stock and other bankers’ bank stock due to restrictions placed on its transferability, the estimated fair value of these items is equal to their historical cost. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of debt is based on current rates for similar financing.  The fair value of off-balance sheet items that includes commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 19—Condensed Financial Information of TIB Financial Corp.

Condensed Balance Sheets
(Parent Only)

December 31,	2007	2006
Assets:
Cash on deposit with subsidiary	$1,092	$6,323
Dividends receivable from subsidiaries	7,595	21
Investment in bank subsidiaries	121,684	117,504
Investment in other subsidiaries	1,022	1,022
Other assets	576	664
Total Assets	$131,969	$125,534

Liabilities and Shareholders’ Equity:
Dividends payable	$799	$703
Interest payable	679	778
Notes payable	34,022	38,022
Other liabilities	229	169
Shareholders’ equity	96,240	85,862
Total Liabilities and Shareholders’ Equity	$131,969	$125,534

Condensed Statements of Income
(Parent Only)

Year Ended December 31,	2007	2006	2005
Operating income:
Dividends from bank subsidiaries	$11,340	$7,630	$2,946
Dividends from other subsidiaries	83	63	37
Total operating income	11,423	7,693	2,983

Operating expense:
Interest expense	2,798	2,475	1,616
Other expense	1,298	975	600
Total operating expense	4,096	3,450	2,216

Income before income tax benefit and equity in undistributed earnings of subsidiaries	7,327	4,243	767
Income tax benefit	1,509	1,281	884
Income before equity in undistributed earnings of subsidiaries	8,836	5,524	1,651
Equity in undistributed earnings (losses) of bank subsidiaries	(11,257)	3,723	10,173

Net income (loss)	$(2,421)	$9,247	$11,824

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 19—Condensed Financial Information of TIB Financial Corp. (Continued)

Condensed Statements of Cash Flows
(Parent Only)

Year Ended December 31,	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,421)	$9,247	$11,824
Equity in undistributed (earnings) losses of bank subsidiaries	11,257	(3,723)	(10,173)
Stock-based compensation expense	231	174	98
Increase (decrease) in net income tax obligation	157	377	(81)
Increase in other assets	(7,416)	(238)	(36)
Increase (decrease) in other liabilities	(175)	419	(10)
Net cash provided by operating activities	1,633	6,256	1,622

Cash flows from investing activities:
Investment in bank subsidiaries	(888)	(19,500)	-
Investment in other subsidiaries	-	(619)	-
Net cash used in investing activities	(888)	(20,119)	-

Cash flows from financing activities:
Repayment of note payable	(4,000)	-	(1,250)
Proceeds from exercise of stock options	1,108	846	838
Income tax benefits related to stock based compensation	21	150	-
Proceeds from bank subsidiary for equity awards	417	390	-
Payment to repurchase stock	(569)	-	-
Proceeds from issuance of long-term debt	-	20,619	-
Cash dividends paid	(2,953)	(2,741)	(2,629)
Net cash provided (used) by financing activities	(5,976)	19,264	(3,041)

Net increase (decrease) in cash	(5,231)	5,401	(1,419)
Cash, beginning of year	6,323	922	2,341
Cash, end of year	$1,092	$6,323	$922

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except share and per share amounts)

Note 20—Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for 2007 and 2006:

	2007				2006
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:
Interest income	$23,863	$23,549	$23,950	$23,379	$23,240	$22,293	$20,822	$18,879
Net interest income	11,350	11,286	11,882	11,502	11,772	11,860	11,949	11,482
Income (loss) from continuing operations	(6,498)	494	1,712	1,871	1,864	2,437	2,329	2,363
Net income (loss)	(6,498)	494	1,712	1,871	1,936	2,452	2,496	2,363

Earnings (loss) per share:
Income (loss) from continuing operations – Basic	$(0.51)	$0.04	$0.14	$0.16	$0.16	$0.21	$0.20	$0.20
Income (loss) from continuing operations – Diluted	$(0.51)	$0.04	$0.14	$0.16	0.16	0.21	0.20	0.20

Note 21—Subsequent  Event

On March 7, 2008, the Company consummated a transaction whereby two of Southwest Florida’s prominent families, their representatives and their related business interests purchased 1.2 million shares of the Company’s common stock and warrants to purchase an additional 1.2 million shares of common stock at an exercise price of $8.40 per share at any time prior to March 7, 2011. Gross proceeds from the investment were $10,080. Aggregate ownership of the Company by each family group is limited to 9.9% of outstanding shares. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933 for the sale of shares in a private placement transaction. Additionally, in connection with this transaction, two representatives will be appointed to the Company’s Board of Directors.

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

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

During the fourth quarter of 2007 and subsequent thereto, the Company has made no significant changes in its internal controls or in other factors which may significantly affect these controls subsequent to the evaluation of these controls by the Chief Executive Officer and Chief Financial Officer.

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

TIB Financial Corp.’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that, as of December 31, 2007, the company’s internal control over financial reporting is effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report appearing in Item 8, page 52 of this Form 10-K.

Date: March 17, 2008
/s/ Edward V. Lett
Edward V. Lett President and Chief Executive Officer

/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President and Chief Financial Officer

ITEM 9B:  OTHER INFORMATION

Not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Information About the Board of Directors and Their Committees” and “Executive Officers” under the caption "Election of Directors", “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company's 2008 Annual Shareholders Meeting is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions.  We have posted the text of our code of ethics on our website at www.tibfinancialcorp.com in the section titled “Investor Relations.”  In addition, we intend to promptly disclose (i) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver, and the date of the waiver on our website in the future.

ITEM 11:  EXECUTIVE COMPENSATION

The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, "Executive Compensation” and “Compensation of Directors" in the Proxy Statement to be utilized in connection with the Company's 2008 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the captions "Management and Principal Shareholders" and “Equity Compensation Plan Information” under “Executive Compensation” in the Proxy Statement to be utilized in connection with the Company's 2008 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Director Independence” under “Election of Directors” and "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 2008 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption "Independent Public Accountants" in the Proxy Statement to be utilized in connection with the Company's 2008 Annual Shareholders Meeting is incorporated herein by reference.

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

3.  Exhibits

Exhibit Numbers
3.1	Restated Articles of Incorporation (a)
3.2	Amendment to Articles of Incorporation (b)
3.3	Bylaws (c)
3.4	Amendment to TIB Financial Corp. Bylaws
4.1	Specimen Stock Certificate (d)
10.1	Employment Agreement between Edward V. Lett, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.2	401(K) Savings and Employee Stock Ownership Plan (d), (e)
10.3	Employee Incentive Stock Option Plan (d), (e)
10.4	Employment Agreement between Millard J. Younkers, Jr., TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.5	Employment Agreement between David P. Johnson, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.6	Employment Agreement between Michael D. Carrigan, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (g)
10.7	Employment Agreement between Alma Shuckhart, TIB Financial Corp., and TIB Bank effective March 1, 2004. (e), (g)
10.8	Employment Agreement between Stephen J. Gilhooly, TIB Financial Corp., and TIB Bank effective September 27, 2006 (e), (h)
10.9	Form of Director Deferred Fee Agreement (e), (i)
10.10	Form of Salary Continuation Agreement (e), (i)
10.11	Form of Executive Officer Split Dollar Agreement (e), (i)
10.12	Form of Director Deferred Fee Agreement – First Amendment (e), (f)
10.13	Form of Executive Officer Split Dollar Agreement – First Amendment (e), (f)
10.14	Form of Salary Continuation Agreement – First Amendment (e), (j)
10.15	Form of Restricted Stock Agreement (k)
10.16	Form of Restricted Stock Agreement Addendum (k)
10.17	Form of Salary Continuation Agreement – Second Amendment (e), (m)
10.18	Marketing and Sales Alliance Agreement (k)
10.19	Non-Competition Agreement (k)

(Continued)

Exhibit Numbers (continued)
10.20	Form of Salary Continuation Agreement - Michael Carrigan and Steve Gilhooly (e), (n)
10.21	Stock Purchase Agreement between Naples Capital Advisors, Inc., John M. Suddeth, Jr. and Michael H. Morris, and TIB Financial Corp. (o)
10.22	Amendment to the Employment Agreement for Alma Shuckhart (e), (t)
10.23	Employment Agreement between David F. Voigt, TIB Financial Corp., and The Bank of Venice (e), (q)
10.24	Revised Audit Committee Charter dated April 24, 2007 (t)
10.25	Revised Corporate Governance and Nomination Committee Charter dated January 23, 2007 (r)
10.26	Revised Corporate Governance Guidelines dated January 23, 2007 (r)
10.27	Second Amendment to the Employment Agreement for Alma Shuckhart (e), (p)
10.28	Form of Stock Purchase Agreement (s)
10.29	Form of Registration Rights Agreement (s)
10.30	Form of Relationship Agreement (s)
10.31	Form of Common Stock Warrant (s)
14.1	Board of Directors Ethics Code (k)
14.2	Senior Financial Officer Ethics Code (k)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
99.1	Statement of Policy with respect to Related Person Transactions (m)

(a)	Incorporated by reference to Appendix A in the Company’s Definitive Proxy Statement filed on April 8, 2004.
(b)	Item 3.2 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on September 28, 2006 and is incorporated herein by reference.
(c)	Previously filed by the Company as an Exhibit to the Company's Registration Statement (Registration No. 333-113489) and such document is incorporated herein by reference.
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
(m)
Items 10.17 and 99.1 were previously filed by the Company as Exhibits (with the same respective exhibit number as indicated herein) to the Company's December 31, 2006 Form 10-K and such documents are incorporated herein by reference.

(n)	Item 10.20 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on February 7, 2008 and is incorporated herein by reference.
(o)	Item 10.21 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on December 13, 2007 and is incorporated herein by reference.
(p)	Item 10.27 was previously filed by the Company as an Exhibit to the Form 10-Q filed by the Company on November 9, 2007 and is incorporated herein by reference.
(q)	Item 10.23 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on May 2, 2007 and is incorporated herein by reference.
(r)	Items 10.25 and 10.26 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on January 25, 2007 and such documents are incorporated herein by reference.
(s)	Items 10.28 through 10.31 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on March 11, 2008 and such documents are hereby incorporated by reference.
(t)	Item 10.22 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on October 1, 2007 and is incorporated herein by reference.
(u)	Item 10.24 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on April 26, 2007 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2008.

TIB FINANCIAL CORP.

By:	/s/ Edward V. Lett
Edward V. Lett
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2008.

Signature	Title
/s/ Edward V. Lett	President (Principle Executive Officer), Chief Executive Officer and Director
Edward V. Lett
/s/ Richard C. Bricker, Jr.	Director
Richard C. Bricker, Jr.
/s/ Paul O. Jones, Jr. M.D.	Director
Paul O. Jones, Jr., M.D.
/s/ Thomas J. Longe	Director
Thomas J. Longe
/s/ John G. Parks, Jr.	Director
John G. Parks, Jr.
/s/ Marvin F. Schindler	Director
Marvin F. Schindler
/s/ Otis T. Wallace	Director
Otis T. Wallace
/s/ David F. Voigt	Director
David F. Voigt
/s/ Stephen J. Gilhooly	Chief Financial and Accounting Officer
Stephen J. Gilhooly