Form 10-Q
period 2008-03-31
TIB FINANCIAL CORP.
filed 2008-05-12
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
MARCH 31, 2008	000-21329

TIB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

FLORIDA		65-0655973
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

599 9th STREET NORTH, SUITE 101, NAPLES, FLORIDA 34102-5624
(Address of principal executive offices) (Zip Code)

(239) 263-3344
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “ large accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer
☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		14,028,949
Class		Outstanding as of April 30, 2008

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended March 31, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$28,143	$22,315
Federal funds sold and securities purchased under agreements to resell	93,169	48,744
Cash and cash equivalents	121,312	71,059

Investment securities available for sale	166,090	160,357

Loans, net of deferred loan costs and fees	1,139,993	1,129,156
Less: Allowance for loan losses	15,856	14,973
Loans, net	1,124,137	1,114,183

Premises and equipment, net	37,908	38,284
Goodwill	5,111	4,686
Intangible assets, net	3,483	2,772
Accrued interest receivable and other assets	54,596	53,398
Total Assets	$1,512,637	$1,444,739

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$163,846	$143,381
Interest-bearing	957,105	906,577
Total deposits	1,120,951	1,049,958

Federal Home Loan Bank (FHLB) advances	117,900	140,000
Short-term borrowings	86,941	77,922
Long-term borrowings	63,000	63,000
Accrued interest payable and other liabilities	20,402	17,619
Total liabilities	1,409,194	1,348,499

Shareholders’ equity
Preferred stock – no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 40,000,000 shares authorized, 14,072,149 and 12,852,361 shares issued, 14,002,949 and 12,783,161 shares outstanding	1,407	1,285
Additional paid in capital	66,226	56,133
Retained earnings	36,690	39,151
Accumulated other comprehensive income (loss)	(311)	240
Treasury stock, at cost, 69,200 shares	(569)	(569)
Total shareholders’ equity	103,443	96,240

Total Liabilities and Shareholders’ Equity	$1,512,637	$1,444,739

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2008	2007
Interest and dividend income
Loans, including fees	$20,150	$20,958
Investment securities:
Taxable	1,778	1,434
Tax-exempt	112	171
Interest-bearing deposits in other banks	11	8
Federal Home Loan Bank stock	127	112
Federal funds sold and securities purchased under agreements to resell	744	696
Total interest and dividend income	22,922	23,379

Interest expense
Deposits	9,126	9,529
Federal Home Loan Bank advances	1,483	1,470
Short-term borrowings	552	198
Long-term borrowings	905	680
Total interest expense	12,066	11,877

Net interest income	10,856	11,502

Provision for loan losses	2,654	472
Net interest income after provision for loan losses	8,202	11,030

Non-interest income
Service charges on deposit accounts	722	643
Investment securities gains, net	910	-
Fees on mortgage loans originated and sold	232	533
Investment advisory fees	125	-
Other income	472	703
Total non-interest income	2,461	1,879

Non-interest expense
Salaries and employee benefits	6,053	5,504
Net occupancy and equipment expense	2,014	1,909
Other expense	4,959	2,563
Total non-interest expense	13,026	9,976

Income (loss) before income taxes	(2,363)	2,933

Income tax expense (benefit)	(918)	1,062

Net Income (Loss)	$(1,445)	$1,871

Basic earnings (loss) per common share	$(0.11)	$0.16

Diluted earnings (loss) per common share	$(0.11)	$0.16

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2008	12,783,161	$1,285	$56,133	$39,151	$240	$(569)	$96,240
Cumulative-effect adjustment for split-dollar life insurance postretirement benefit				(141)			(141)
Comprehensive loss:
Net loss				(1,445)			(1,445)
Other comprehensive income, net of tax benefit of $346:
Net market valuation adjustment on securities available for sale					16
Less: reclassification adjustment for gains, net of tax of $343					(567)
Other comprehensive loss, net of tax							(551)
Comprehensive loss							$(1,996)
Restricted stock grants, net of 312 cancellations	4,988	1	(1)				-
Stock-based compensation			173				173
Private placement of common shares	1,200,000	120	9,826				9,946
Exercise of stock options	14,800	1	97				98
Income tax effect related to stock based compensation			(2)				(2)
Cash dividends declared, $.0625 per share				(875)			(875)
Balance, March 31, 2008	14,002,949	$1,407	$66,226	$36,690	$(311)	$(569)	$103,443

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2007	11,720,527	$1,172	$40,514	$44,620	$	(444)	$-	$85,862
Comprehensive income:
Net income				1,871				1,871
Other comprehensive income, net of tax expense of $43:
Net market valuation adjustment on securities available for sale						70
Other comprehensive income, net of tax								70
Comprehensive income								$1,941
Stock-based compensation			143					143
Exercise of stock options	115,500	12	872					884
Income tax benefit related to stock based compensation			5					5
Cash dividends declared, $.06 per share				(710)				(710)
Balance, March 31, 2007	11,836,027	$1,184	$41,534	$45,781	$	(374)	$-	$88,125

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,445)	$1,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	982	751
Provision for loan losses	2,654	472
Deferred income tax (benefit) expense	(1,083)	33
Investment securities net realized gains	(910)	-
Stock-based compensation	173	143
Other	(48)	(221)
Mortgage loans originated for sale	(15,660)	(33,721)
Proceeds from sales of mortgage loans	16,288	33,641
Fees on mortgage loans sold	(230)	(533)
Increase in accrued interest receivable and other assets	(1,112)	(1,201)
Increase in accrued interest payable and other liabilities	2,527	58
Net cash provided by operating activities	2,136	1,293

Cash flows from investing activities:
Purchases of investment securities available for sale	(42,097)	(12,648)
Sales of investment securities available for sale	25,016	-
Repayments of principal and maturities of investment securities available for sale	11,384	1,752
Acquisition of Naples Capital Advisors business	(1,355)	-
Net sale (purchase) of FHLB stock	982	(223)
Loans originated or acquired, net of principal repayments	(12,587)	19,977
Purchases of premises and equipment	(395)	(1,085)
Proceeds from sale of premises and equipment	14	491
Net cash (used in) provided by investing activities	(19,038)	8,264

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	39,318	72,216
Net increase (decrease) in time deposits	31,675	(44,110)
Net increase in federal funds purchased and securities sold under agreements to repurchase	9,019	7,255
Increase in long term FHLB advances	2,900	50,000
Repayment of long term FHLB advances	(25,000)	(50,000)
Repayment of notes payable	-	(4,000)
Proceeds from exercise of stock options	98	884
Income tax effect related to stock-based compensation	(2)	5
Proceed from private stock offering	9,946	-
Cash dividends paid	(799)	(703)
Net cash provided by financing activities	67,155	31,547

Net increase in cash and cash equivalents	50,253	41,104
Cash and cash equivalents at beginning of period	71,059	55,552
Cash and cash equivalents at end of period	$121,312	$96,656

Supplemental disclosures of cash flow:
Interest	$11,420	$13,173
Income taxes	125	913

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Note 1 – Basis of Presentation & Accounting Policies

TIB Financial Corp. is a financial holding company headquartered in Naples, Florida.  TIB Financial Corp. (the “Company”) is a multi-bank holding company which owns and operates TIB Bank and The Bank of Venice, with a total of twenty banking offices in Florida that are located in Monroe, Miami-Dade, Collier, Lee, Highlands and Sarasota counties. On January 2, 2008, the Company acquired Naples Capital Advisors, Inc., a registered investment advisor.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  For further information and an additional description of the Company’s accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank, The Bank of Venice (subsequent to its acquisition on April 30, 2007), and Naples Capital Advisors, Inc. (“NCA”; subsequent to its acquisition on January 2, 2008) collectively known as the Company.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain amounts previously reported on have been reclassified to conform to the current period presentation.

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

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  Individual commercial, commercial real estate and residential real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment.  If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and indirect auto loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Investment Securities and Other Than Temporary Impairment

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

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

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

Earnings Per Common Share

Basic earnings per share is net income divided by the weighted average number of common shares and vested restricted shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options and warrants and the dilutive effect of unvested restricted shares computed using the treasury stock method.

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses and earnings per common share is included in the 2007 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157”.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption, on January 1, 2008 as required, was not material.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  As a result of adopting EITF 06-4 on January 1, 2008, the Company recognized an increase of $141 to the balance of other liabilities and a corresponding decrease to beginning retained earnings.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, which is a revision of SFAS 141, “Business Combinations”. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. The Company is currently assessing the potential impact SFAS 141(R) will have on the financial statements.

Note 2 – Investment Securities

The amortized cost and estimated fair value of investment securities available for sale at March 31, 2008 and December 31, 2007 are presented below:

	March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$40,392	$762	$-	$41,154
States and political subdivisions—tax exempt	8,635	75	4	8,706
States and political subdivisions—taxable	2,454	41	-	2,495
Marketable equity securities	1,224	-	572	652
Mortgage-backed securities	99,917	1,007	187	100,737
Corporate bonds	2,866	-	101	2,765
Collateralized debt obligations	11,111	-	1,530	9,581
	$166,599	$1,885	$2,394	$166,090

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$72,482	$1,245	$66	$73,661
States and political subdivisions—tax exempt	9,629	6	51	9,584
States and political subdivisions—taxable	2,495	1	21	2,475
Marketable equity securities	1,224	-	-	1,224
Mortgage-backed securities	60,161	295	296	60,160
Corporate bonds	2,865	-	100	2,765
Collateralized debt obligations	11,110	-	622	10,488
	$159,966	$1,547	$1,156	$160,357

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Note 3 – Loans

Major classifications of loans are as follows:

	March 31, 2008	December 31, 2007
Real estate mortgage loans:
Commercial	$624,557	$612,084
Residential	128,191	112,138
Farmland	11,284	11,361
Construction and vacant land	159,377	168,595
Commercial and agricultural loans	70,170	72,076
Indirect auto dealer loans	112,163	117,439
Home equity loans	22,619	21,820
Other consumer loans	10,121	12,154
Total loans	1,138,482	1,127,667

Net deferred loan costs	1,511	1,489
Loans, net of deferred loan costs	$1,139,993	$1,129,156

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007 follows:

	Three Months Ended March 31,
	2008	2007
Balance, January 1	$14,973	$9,581
Provision for loan losses charged to expense	2,654	472
Loans charged off	(1,784)	(1,058)
Recoveries of loans previously charged off	13	49
Balance, March 31	$15,856	$9,044

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

      Nonaccrual loans are as follows:

	As of March 31, 2008		As of December 31, 2007
Loan Type	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential *	24	$5,000	13	$4,442
Commercial and agricultural	2	286	4	293
Commercial real estate	4	2,372	4	2,619
Commercial land development	2	13,840	-	-
Residential land development	-	-	1	2,686
Participations in residential loan pools *	-	-	9	1,246
Government guaranteed loan	1	1,641	1	1,641
Indirect auto-dealer, auto and consumer loans	272	3,731	238	3,159
		$26,870		$16,086

__________
*	Our ownership in the nine loan pools was exchanged for an equivalent value of 10 specific loans from the loan pools during the first quarter.

Impaired loans are as follows:

	March 31, 2008	December 31, 2007
Loans with no allocated allowance for loan losses	$5,783	$4,448
Loans with allocated allowance for loan losses	18,106	3,748
Total	$23,889	$8,196

Amount of the allowance for loan losses allocated	$2,274	$1,401

Note 5 – Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Basic	13,019,748	11,702,150
Dilutive effect of options outstanding	-	231,408
Dilutive effect of restricted stock awards	-	10,882
Dilutive effect of warrants	-	-
Diluted	13,019,748	11,944,440

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended March 31,
	2008	2007
Anti-dilutive stock options	663,638	94,441
Anti-dilutive restricted stock awards	85,032	-
Anti-dilutive warrants	316,484	-

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios. These minimum ratios along with the actual ratios for the Company and the Banks as of March 31, 2008 and December 31, 2007, are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2008 Actual	December 31, 2007 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥ 4.0%	8.5%	8.4%
TIB Bank	≥ 5.0%	≥ 4.0%	7.3%	7.8%
The Bank of Venice	≥ 5.0%	≥ 4.0%	11.2%	11.9%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	10.5%	10.0%
TIB Bank	≥ 6.0%	≥ 4.0%	9.0%	9.2%
The Bank of Venice	≥ 6.0%	≥ 4.0%	14.4%	15.5%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	11.7%	11.3%
TIB Bank	≥ 10.0%	≥ 8.0%	10.2%	10.4%
The Bank of Venice	≥ 10.0%	≥ 8.0%	15.7%	16.7%

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Note 7 – Acquisition

The Company completed the acquisition of Naples Capital Advisors, Inc., a registered investment advisor, on January 2, 2008 in exchange for consideration consisting of $1,333 in cash upon consummation and up to $148 in cash on each of the first three annual anniversaries of NCA or a subsidiary of the Company receiving a trust department license under the Florida Financial Institutions Codes subject to NCA achieving certain total revenue milestones. Under the purchase method of accounting, the assets and liabilities of NCA were recorded at their respective estimated fair values as of January 2, 2008 and are included in the accompanying balance sheet as of March 31, 2008. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. The Company is currently in the process of refining its estimates of the fair values of intangible assets acquired. Currently, goodwill and other intangible assets approximate $1,268.

The acquisition of NCA spearheads the Company’s entry into a new business line of private banking, wealth management and trust services that began operations in the first quarter of 2008. With $80 million of assets under advisement, NCA has an existing client base, established operations and presence in the market and revenue to support further growth and expansion.

Note 8 – Fair Value

FASB Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

The fair values of securities available for sale are determined by 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs), 2) matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs) and 3) for certain collateralized debt obligations, custom discounted cash flow modeling (Level 3 inputs).

Valuation of certain collateralized debt securities

As of March 31, 2008, the Company owned three collateralized debt obligations where the underlying collateral is comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the yield at issuance of similarly rated classes of comparably structured collateralized debt obligations. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and varying assumptions of estimated future defaults of these issuers. The valuation approach for these securities did not change during the first quarter of 2008.

Valuation of Impaired loans

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification for determining fair value.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$166,090	$-	$160,433	$5,657

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008 and still held at March 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Collateralized Debt Obligations
Beginning balance, Jan. 1, 2008	$6,111
Included in other comprehensive income	(454)
Ending balance, March 31, 2008	$5,657

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$15,832	$-	$-	$15,832

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $18,106, with a valuation allowance of $2,274, resulting in specific allocations of the allowance for loan losses of $949 for the period.

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2008, and statement of operations for the three months ended March 31, 2008.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2008.

Quarterly Summary

During the first quarter of 2008, we entered a new line of business, wealth management, with the completion of the acquisition of Naples Capital Advisors, Inc., a registered investment advisor with $84 million of assets under management at the end of the first quarter. In connection with this acquisition, we initiated our new business line of providing comprehensive financial services to high net-worth individuals through integrated private banking, wealth management and after we receive regulatory approval, trust services.

We also formed an alliance with two prominent Southwest Florida families and their business interests through the private placement of 1.2 million shares of common stock and warrants to purchase 1.2 million additional shares for $8.40 generating gross proceeds of $10.1 million.

In response to increasing delinquencies and loan losses arising from our indirect lending portfolio, we retained a nationally recognized financial services consulting firm to assist us in reviewing and evaluating our indirect auto lending operations. We have been working with this firm since the fourth quarter of 2007 and we are restructuring our management, lending, collections and vehicle disposition functions. The restructuring of our indirect lending operations resulted in the acceleration of the resolution of nonperforming auto loans and the disposition of repossessed vehicles which resulted in net charge-offs of $1.7 million and write-downs of approximately $1.2 million of repossessed vehicles and related assets. The write-downs were primarily associated with vehicles we previously had anticipated would be sold on a retail, less commission, basis which now have been, or are intended to be, disposed of through wholesale auctions. These write-downs are reflective of the downward pricing pressure in the regional used vehicle market stemming from reduced demand and our business decision to dispose of more vehicles through wholesale auctions to accelerate the reduction of repossessed vehicles. Professional fees and expenses related to the consulting project during the first quarter amounted to $263,000. Other collection charges related to the indirect collections operations increased to $240,000.

For the first quarter of 2008, our operations resulted in a net loss of $1.4 million compared to net income of $1.9 million for the first quarter of 2007.  On a per share basis, the net loss was $0.11 for the 2008 quarter as compared to net income of $0.16 for the comparable 2007 quarter.

Our results of operations during the first quarter of 2008 include the operations of The Bank of Venice and Naples Capital Advisors, Inc. subsequent to their acquisitions on April 30, 2007 and January 2, 2008, respectively.

The net loss for the first quarter of 2008 compared to net income during the first quarter of 2007 was due to the higher provision for loan losses, higher non-interest expenses, lower net interest income, a lower net interest margin and lower non-interest income excluding gains on investment securities. The net interest margin continues to be impacted by the challenging interest rate environment, highly competitive deposit pricing and a higher level of non-performing loans.  The tax equivalent net interest margin was 3.13% for the three months ended March 31, 2008 and contracted in comparison with the 3.74% net interest margin reported during the first quarter of 2007.

    Non-interest income was $2.5 million in the first quarter of 2008 compared to $1.9 million in the first quarter last year.  The increase is due primarily to gains recognized from the sale of investment securities, partially offset by lower fees on mortgage loans sold due to lower sales of residential loans in the secondary market and a greater proportion of our residential mortgage loan production being held in our portfolio.

During the first quarter of 2008, non-interest expense rose 31% to $13.0 million compared to $10.0 million for the first quarter of 2007.  The increase reflects $1.7 million attributable to our indirect lending operation and its restructuring, $756,000 of operating costs for The Bank of Venice which was acquired April 30, 2007, $226,000 of valuation allowances recorded against other real estate owned and a $197,000 increase in FDIC deposit insurance.

Total assets increased to $1.51 billion as of March 31, 2008, representing 5% asset growth from December 31, 2007. Total loans increased 1% to $1.14 billion compared to $1.13 billion at December 31, 2007. Total deposits of $1.12 billion as of March 31, 2008 represent an increase of $71.0 million, or 7%, from December 31, 2007.

As of March 31, 2008, non-performing loans were $26.9 million, or 2.36% of loans.  The allowance for loan losses increased to $15.9 million, or 1.39% of total loans, reflecting the excess of our provision for loan losses over net charge-offs for the quarter.  Annualized net charge-offs during the quarter represented 0.63% of average loans, compared to 0.39% for the first quarter of last year.

Three Months Ended March 31, 2008 and 2007:

Results of Operations

For the first quarter of 2008, our operations resulted in a net loss of $1.4 million compared to net income of $1.9 million in the previous year’s quarter.  On a per share basis, the net loss was $0.11 for the 2008 quarter as compared to net income of $0.16 for the comparable 2007 quarter.

Annualized loss on average assets for the first quarter of 2008 was 0.39% compared to a return on average assets of 0.57% for the first quarter of 2007.  Loss on average shareholders’ equity was 5.83% for the first quarter of 2008 while the return on average shareholders’ equity was 8.75% for the same quarter of 2007.

Net Interest Income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities.  Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities.  Our interest-earning assets include loans, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits in other banks and investment securities.  Our interest-bearing liabilities include deposits, federal funds purchased, subordinated debentures, advances from the FHLB and other short term borrowings.

Net interest income was approximately $10.9 million for the three months ended March 31, 2008, a decline from the $11.5 million reported for the same period last year. The $457,000 decrease in interest and dividend income from the first quarter of 2008 over the first quarter of 2007 was mainly attributable to decreased average rate on loan balances partially related to the higher level of non-performing loans.  Partially offsetting this decline were decreases in the interest cost of transaction accounts due to decreases in rates.  Increases in balances led to an increase in interest expense on short-term borrowings and FHLB advances and long-term borrowings. Net interest income of The Bank of Venice represented approximately $577,000 of the net interest income reported.

The decline in net interest income in the first quarter of 2008 compared to the first quarter of 2007 is due principally to a decline in the net interest margin to 3.13% from 3.74%, respectively.

The interest rate environment during the first quarter of 2008 was significantly lower than the prior year period due to highly stimulative monetary policies undertaken by the Federal Reserve beginning in the third quarter of 2007. As a result of actions taken by the Federal Reserve, the prime rate declined from 8.25% to 7.25% at the end of 2007 and declined a further 200 basis points to 5.25% during the first quarter of 2008.

Due to the rapid and significant decline in the prime rate, the yield on our loans declined 88 basis points and the yield of our interest earning assets declined 97 basis points in the first quarter of 2008 compared to the first quarter of 2007.

Due to a high level of demand for liquidity in the global financial system and competitive pressures in our local markets, we were unable to reduce the cost of our CDs and other interest rate sensitive deposits and funding sources as quickly and to the same magnitude as the reductions in our interest earning assets. As a consequence, our net interest margin declined 61 basis points. Of this decline, approximately 20 basis points is due to the higher level of non-performing loans and approximately $600,000 of income not recognized on these loans during the first quarter of 2008.

Due to the turmoil in financial markets that persisted in the fourth quarter of 2007 and the first quarter of 2008, we maintained a significantly higher level of liquidity as reflected in our higher average balance of investment securities and federal funds sold. This higher level of lower yielding assets also reduced the net interest margin during the quarter.

Going forward, we expect market interest rates to remain relatively stable resulting in an additional decline in loan yields followed by a period of stability. At the same time, we expect deposit costs will continue to decline but will continue to be subject to the forces of competitive pressure which may result in deposit rates decreasing more slowly. In the current interest rate environment, we believe that, excluding the relative impact of changes in the level of nonperforming assets, our interest margin should begin to stabilize. The predominant driver to increase net interest income is and will continue to be the growth of our balance sheet. Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be less in extent than the relative impact of earning asset growth.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2008 and March 31, 2007.

	2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,137,388	$20,150	7.13%	$1,060,523	$20,959	8.01%
Investment securities (2)	157,773	1,939	4.94%	134,666	1,690	5.09%
Interest-bearing deposits in other banks	1,382	11	3.20%	591	8	5.49%
Federal Home Loan Bank stock	8,489	127	6.02%	7,711	112	5.89%
Federal funds sold and securities sold under agreements to resell	94,276	744	3.17%	54,291	696	5.20%
Total interest-earning assets	1,399,308	22,971	6.60%	1,257,782	23,465	7.57%

Non-interest-earning assets:
Cash and due from banks	20,269			23,027
Premises and equipment, net	38,120			34,398
Allowance for loan losses	(14,668)			(9,336)
Other assets	52,624			35,593
Total non-interest-earning assets	96,345			83,682
Total assets	$1,495,653			$1,341,464

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$183,982	$1,117	2.44%	$149,865	$1,255	3.40%
Money market	179,081	1,424	3.20%	176,777	1,814	4.16%
Savings deposits	51,009	180	1.42%	48,860	139	1.15%
Time deposits	536,065	6,405	4.81%	513,335	6,321	4.99%
Total interest-bearing deposits	950,137	9,126	3.86%	888,837	9,529	4.35%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	210,659	2,035	3.89%	148,371	1,668	4.56%
Long-term borrowings	63,000	905	5.78%	33,043	680	8.35%
Total interest-bearing liabilities	1,223,796	12,066	3.97%	1,070,251	11,877	4.50%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	153,579			165,187
Other liabilities	18,676			19,317
Shareholders’ equity	99,602			86,709
Total non-interest-bearing liabilities and shareholders’ equity	271,857			271,213
Total liabilities and shareholders’ equity	$1,495,653			$1,341,464

Interest rate spread (tax equivalent basis)			2.63%			3.07%
Net interest income (tax equivalent basis)		$10,905			$11,588
Net interest margin (3) (tax equivalent basis)			3.13%			3.74%

__________
(1)	Average loans include non-performing loans.
(2)
Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the three months ended March 31, 2008 and March 31, 2007.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2008 Compared to 2007 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$1,454	$(2,263)	$(809)
Investment securities (2)	285	(36)	249
Interest-bearing deposits in other banks	7	(4)	3
Federal Home Loan Bank stock	12	3	15
Federal funds sold and securities purchased under agreements to resell	383	(335)	48
Total interest income	2,141	(2,635)	(494)

Interest expense
NOW accounts	250	(388)	(138)
Money market	23	(413)	(390)
Savings deposits	6	35	41
Time deposits	275	(191)	84
Short-term borrowings and FHLB advances	626	(259)	367
Long-term borrowings	477	(252)	225
Total interest expense	1,657	(1,468)	189

Change in net interest income	$484	$(1,167)	$(683)

__________
(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.
(2)	Interest income includes the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Provision for Loan Losses

The provision for loan losses increased to $2.7 million in the first quarter of 2007 compared to $472,000 in the comparable prior year period. Due to the weakening economic environment, we began increasing certain quantitative and qualitative economic risk factors employed in estimating the allowance for loan losses during the second quarter of 2006. We further increased these factors during each quarter of 2007 and have maintained these higher factors. The higher provision for loan losses in 2008 reflects continued local economic contraction, evidenced by increased unemployment levels, especially in the greater Fort Myers, Florida area where we have a concentration of indirect auto loan exposure. There continues to be a lower level of real estate sales and development activity which is impacting the value of real estate and the economy broadly. Additionally, we experienced increased levels of nonperforming loans and delinquencies and higher levels of net charge-offs.  Accordingly, during the first quarter of 2008, we again elevated certain risk factors used in estimating our allowance for loan losses. An additional component of the increased provision was the increase in total loans outstanding of $10.8 million, or 1%, during the first quarter of 2008. Net Charge-offs were $1.8 million, or 0.63% of average loans on an annualized basis, during the three months ended March 31, 2008, compared to $1.0 million, or 0.39% of average loans on an annualized basis, for the same period in 2007. The charge-offs in both periods were comprised principally of indirect auto loans.

The level of future charge offs is largely based upon the level of nonperforming assets which cannot be reasonably predicted. We anticipate that net charge-offs in the second quarter of 2008, resulting primarily from the resolution of the $3.7 million of nonperforming indirect auto loans in our portfolio at March 31, 2008 along with any new nonperforming indirect loans during the second quarter of 2008, will exceed our first quarter loss experience.

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, our customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend may continue in the near term. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Non-interest Income

Non-interest income for the first quarter of 2008 was $2.5 million.  This represented a 31% increase over the comparable prior year quarter which totaled $1.9 million.  The increase was primarily attributable to gains of $910,000 realized from the sale of investment securities. Investment advisory fees from Naples Capital Advisors, Inc. contributed approximately $125,000 to the increase.  Partially offsetting these increases were lower fees on mortgage loans sold due to lower sales of residential loans in the secondary market. Our sales of residential mortgages were lower during the first quarter of 2008 due to dislocations in the secondary mortgage market and our decision to retain $18.0 million of loans originated in our loan portfolio.

Non-interest Expense

Non-interest expense for the first quarter of 2008 was $13.0 million.  This represented a 31% increase over the prior year period which totaled $10.0 million. This increase included approximately $756,000 resulting from the operations of The Bank of Venice and $290,000 resulting from the operations of Naples Capital Advisors, Inc. The overall increase reflected increased costs and losses of $1.7 million primarily attributable to our indirect lending operations. We continued our investments in people, systems and facilities which provide the platform for future asset, deposit and revenue growth. The markets we operate in are highly competitive in all regards and our continued success requires continual investment in quality personnel, facilities, technology and infrastructure to provide competitive products and services.

The salary and employee benefits increased $549,000 in the first quarter of 2008 relative to the first quarter of 2007. The Bank of Venice represents approximately $357,000 of the increase in this caption and Naples Capital Advisors, Inc. represents approximately $162,000 of the increase.

For the first quarter of 2008 there was a $105,000 increase in occupancy expense as compared to the first quarter of 2007. Excluding the $198,000 of occupancy related costs from the operations of The Bank of Venice, the Company would have had a $93,000 decrease in occupancy costs for the quarter.  The decrease is a result of cost containment efforts including a reduction in insurance costs due to lower premium rates and the reduction of office space occupied due to the sale of an office building during the second half of 2007 and the reduction of total rented square footage.  We continue to focus on consolidating our facilities and containing operating costs.

The $2.4 million increase in other expense resulted primarily from our indirect lending operations and its restructuring including $1.2 million in write-downs of repossessed vehicles and related assets and approximately $503,000 of consulting and collections fees and costs. The increase also includes $201,000 of operating costs for The Bank of Venice which was acquired April 30, 2007, $226,000 of valuation allowances recorded against other real estate owned and a $197,000 increase in FDIC deposit insurance.

Balance Sheet

Total assets at March 31, 2008 were $1.51 billion, up 5% from total assets of $1.44 billion at December 31, 2007.  Total loans outstanding increased $10.8 million, or 1%, to $1.14 billion during the first three months of 2008 from year end 2007.  Also, in the same period, investment securities increased $5.7 million. As the overall Company continues to experience growth, securities are purchased to maintain appropriate levels of liquid assets on the balance sheet.

At March 31, 2008 advances from the Federal Home Loan Bank were $117.9 million, a $22.1 million decrease from $140.0 million at December 31, 2007.  Short-term borrowings increased due to higher balances of repurchase agreements with deposit customers, reflecting our business development efforts to attract new business customers.

Shareholders’ equity totaled $103.4 million at March 31, 2008, increasing $7.20 million from December 31, 2007. This increase is primarily due to the private placement of 1.2 million shares of common stock on March 7, 2008 resulting in gross proceeds of approximately $10.1 million. Book value per share decreased to $7.39 at March 31, 2008 from $7.53 at December 31, 2007.  The Company declared a quarterly dividend of $0.0625 per share in the first quarter of 2008 and $0.06 per share in the first quarter of 2007.

Investment Securities

During the first quarter of 2008, we realized net gains of $910,000 relating to sales of approximately $25.0 million of available for sale securities occurring during the quarter. No comparable gains were realized during the first quarter of 2007. The reinvestment of the proceeds and additional investment resulted in a $5.7 million increase in investment securities to $166.1 million. The sales of securities reflect a restructuring of a portion of the portfolio to reduce interest rate risk by reducing duration while reinvesting in a comparably yielding mix of investment securities with a shorter duration.

As of March 31, 2008, we owned three collateralized debt obligation investment securities with an aggregate original cost of $10.0 million with an estimated fair value of $5.7 million. The underlying assets in the three collateralized debt obligations are comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. These securities are floating rate securities which were rated “A” or better by an independent and nationally recognized rating agency at the time of our purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade, and the amount of unrealized loss, management concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value.

During 2008, additional events of default occurred with respect to the underlying issuers and their securities collateralizing our collateralized debt obligations. As a result, the two collateralized debt obligations, which remained on accrual at December 31, 2007 and aggregating $2.6 million were placed on nonaccrual as of March 31, 2008. Management’s year-end analysis contemplated such scenarios in estimation of the fair value of these securities and assessing the nature of impairment. Management’s updated impairment analysis concluded that the reduction in estimated value of these securities of $454,000 during the quarter was temporary.

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

Loan Portfolio Composition

The two most significant components of our loan portfolio are classified in the notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$103,934	17%	$103,937	17%
1-4 Family and Multi Family	78,225	13%	76,339	13%
Hotels/Motels	90,034	14%	86,909	14%
Guesthouses	81,710	13%	81,817	13%
Office Buildings	98,427	16%	97,633	16%
Retail Buildings	69,642	11%	64,819	11%
Restaurants	36,363	6%	37,186	6%
Marinas/Docks	20,292	3%	20,364	3%
Warehouse and Industrial	31,379	5%	29,958	5%
Other	14,551	2%	13,122	2%
Total	$624,557	100%	$612,084	100%

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition
Construction:
Residential – owner occupied	$19,785	12%	$20,620	12%
Residential – commercial developer	28,056	18%	36,107	21%
Commercial structure	16,022	10%	14,367	9%
	63,863	40%	71,094	42%
Land:
Raw land	15,887	10%	15,890	9%
Residential lots	14,432	9%	16,775	10%
Land development	30,235	19%	29,818	18%
Commercial lots	34,960	22%	35,018	21%
Total land	95,514	60%	97,501	58%

Total	$159,377	100%	$168,595	100%

Non-performing Assets

Non-performing assets include non-accrual loans and investment securities, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate.  Loans and investments in debt securities are placed on non-accrual status when management has concerns relating to the ability to collect the principal and interest and generally when loans are 90 days or more past due.  A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.

 Non-performing assets are as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Total non-accrual loans (a)	$26,870	$16,086
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	26,870	16,086

Non-accrual investment securities (b)	5,657	3,154
Repossessed personal property (primarily indirect auto dealer loans)	1,964	3,136
Other real estate owned	4,495	1,846
Other assets (c)	2,919	2,915
Total non-performing assets	$41,905	$27,137

Allowance for loan losses	$15,856	$14,973

Non-performing assets as a percent of total assets	2.77%	1.88%
Non-performing loans as a percent of total loans	2.36%	1.43%
Allowance for loan losses as a percent of non-performing loans	59.01%	93.08%
Annualized net charge-offs as a percent of average loans	0.63%	0.45%

__________
(a)	Non-accrual loans as of March 31, 2008 and December 31, 2007 are as follows:

(Dollars in thousands)	March 31, 2008		December 31, 2007
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential **	24	$5,000	13	$4,442
Commercial and agricultural	2	286	4	293
Commercial real estate	4	2,372	4	2,619
Residential land development	-	-	1	2,686
Commercial land development	2	13,840	-	-
Participations in residential loan pools **	-	-	9	1,246
Government guaranteed loan	1	1,641	1	1,641
Indirect auto-dealer, auto and consumer loans	272	3,731	238	3,159
		$26,870		$16,086

**	Our ownership in the nine loan pools was exchanged for an equivalent value of 10 specific loans from the loan pools during the first quarter.

(b)
In December 2007, the Company placed a collateralized debt security secured primarily by homebuilders, REITs, real estate companies and commercial mortgage backed securities on non-accrual. In March 2008, two additional, similarly secured, collateralized debt securities were placed on non-accrual. These three securities had a total original cost of $10.0 million and were rated A at purchase. These securities have a current estimated value of $5.7 million. For additional details on this and other investment securities, see the section of management’s discussion and analysis that follows entitled “Investment Portfolio”.

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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million at March 31, 2008 and December 31, 2007. The loan was accruing interest until December 2006 when the Bank ceased the accrual of interest pursuant to a ruling made by the USDA. Accrued interest on this loan totals approximately $941,000 at March 31, 2008 and December 31, 2007, respectively.

In pursuing a sale of the property and equipment, the Bank has incurred various expenditures. The Bank capitalized the liquidation costs and portion of the protective advances which it expects will be fully reimbursed by the USDA. The non-guaranteed principal and interest ($2.0 million at March 31, 2008 and December 31, 2007) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $958,000 and $954,000 at March 31, 2008 and December 31, 2007, respectively, are included as “other assets” in the financial statements.

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

Net activity relating to nonaccrual loans during the first quarter of 2008 is as follows:

Nonaccrual Loan Activity (Other Than Indirect Auto and Consumer) (Dollars in thousands)
Nonaccrual loans at December 31, 2007	$12,927
Loans returned to accrual	(903)
Principal paid down on nonaccrual loans	(632)
Charge-offs	(76)
Loans foreclosed	(2,814)
Loans placed on nonaccrual	14,637
Nonaccrual loans at March 31, 2008	$23,139

      Net activity relating to other real estate owned loans during the first quarter of 2008 is as follows:

OREO Activity (Dollars in thousands)
OREO as of December 31, 2007	$1,846
Real estate foreclosed	2,814
Other increases	61
Write-down of value	(226)
Property sold	-
OREO as of March 31, 2008	$4,495

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $15.9 million and $15.0 million at March 31, 2008 and December 31, 2007, respectively.  Our process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans.  The result is that commercial real estate loans and commercial loans are classified into the following risk categories: Pass, Special Mention, and Substandard or Loss.  The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or worse. Otherwise, we allocate an allowance for each risk category.  The allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Individual commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans are as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Year end loans with no allocated allowance for loan losses	$5,783	$4,448
Year end loans with allocated allowance for loan losses	18,106	3,748
Total	$23,889	$8,196

Amount of the allowance for loan losses allocated	$2,274	$1,401

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

Based on an analysis performed by management at March 31, 2008, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon our recent historical loss experience, the level of nonperforming and delinquent loans, information known today and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Capital and Liquidity

The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes.  As of March 31, 2008, the ratio of Total Capital to Risk Weighted Assets was 11.7%.  The increase from the 11.3% reported as of December 31, 2007 is related to the impact on capital from the private placement of common stock. On March 7, 2008, we consummated a private placement transaction whereby two of Southwest Florida’s prominent families, their representatives and their related business interests purchased 1.2 million shares of common stock and warrants to purchase an additional 1.2 million shares of common stock. The warrants have an exercise price of $8.40 per share and may be exercised at any time prior to March 7, 2011. This private placement resulted in gross proceeds of $10.1 million. The terms of the transaction limits the ownership of each of the two groups to 9.9% of outstanding shares.

    In August 2007, the Board authorized the repurchase of up to 400,000 shares of the Company's outstanding common stock, however, no shares were purchased during the first quarter.

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity.  The Banks have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Banks is based on a percentage of the Banks’ total assets as reported in their most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At March 31, 2008, there were $117.9 million in advances outstanding in addition to $25.0 million in letters of credit used in lieu of pledging securities to the State of Florida to collateralize governmental deposits.  As of March 31, 2008, collateral availability under our agreements with the Federal Home Loan Bank provides for total borrowings of up to approximately $205.8 million of which $62.9 million is available.

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

As of March 31, 2008, our financial holding company had cash of approximately $15.2 million, of which approximately $3.0 million is intended to be utilized to capitalize the trust company we are in the process of organizing to complement our wealth management, private banking and investment advisory business line. In addition, during the second quarter of 2008, TIB Financial Corp. anticipates purchasing approximately $5.0 million of subordinated debt to be issued by TIB Bank to increase its risk based capital ratio. The balance of this cash is available for providing capital support to the subsidiary banks, the payment of interest on our trust preferred debt securities, the payment of dividends and for other general corporate purposes.

Asset and Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities.  The Company manages its rate sensitivity position to manage net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at March 31, 2008 is presented in the table below:

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$319,728	$57,622	$75,185	$564,522	$121,425	$1,138,482
Investment securities-taxable	44,080	3,701	4,062	18,068	86,821	156,732
Investment securities-tax exempt	1,773	201	-	661	6,071	8,706
Marketable equity securities	652	-	-	-	-	652
FHLB stock	7,899	-	-	-	-	7,899
Federal funds sold and securities purchased under agreements to resell	93,169	-	-	-	-	93,169
Interest-bearing deposit in other banks	5,341	-	-	-	-	5,341
Total interest-earning assets	472,642	61,524	79,247	583,251	214,317	1,410,981

Interest-bearing liabilities:
NOW accounts	180,610	-	-	-	-	180,610
Money market	180,207	-	-	-	-	180,207
Savings deposits	51,860	-	-	-	-	51,860
Time deposits	196,864	147,341	113,139	87,084	-	544,428
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	86,941	20,000	10,000	117,900	-	234,841
Total interest-bearing liabilities	721,482	167,341	123,139	204,984	8,000	1,224,946

Interest sensitivity gap	$(248,840)	$(105,817)	$(43,892)	$378,267	$206,317	$186,035

Cumulative interest sensitivity gap	$(248,840)	$(354,657)	$(398,549)	$(20,282)	$186,035	$186,035

Cumulative sensitivity ratio	(17.6%)	(25.1%)	(28.2%)	(1.4%)	13.2%	13.2%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above.  Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  If market interest rates should decrease, it is anticipated that our net interest margin would be relatively unchanged over a 12 month period.  Also, as approximately 15% of our deposit funding is comprised of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  In the next three months, we anticipate short-term interest rates will remain stable and accordingly, we expect that our net interest margin may stabilize. This expectation is due to the effects of continued competitive pressure on loan production combined with increased depositor rate sensitivity. Significant increases in the level of nonperforming assets would have a negative impact on our net interest margin. Due to the Federal Reserve’s recent monetary policy where short-term interest rates have decreased rapidly, we anticipate that our net interest margin will stabilize because we have positioned the Company by increasing our liability sensitivity through variable rate borrowings and shorter term certificates of deposit.

Even in the near term, we believe the $398.5 million one year cumulative negative sensitivity gap may exaggerate the probable effects on net interest income for two primary reasons. First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore may not fully reflect the changes in market rates in any rate re-pricings. Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate.

Interest-earning assets and time deposits are presented based on their contractual terms.  It is anticipated that run off in any deposit category will be approximately offset by new deposit generation. It is our policy to maintain our cumulative one year gap ratio in the -30% to 0% range.  At March 31, 2008, the Company is within this range with a one year cumulative sensitivity ratio of –28.2%.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2008, total unfunded loan commitments were approximately $135.5 million.

Standby letters of credit are conditional commitments issued by the Banks to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Banks generally hold collateral and/or obtain personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At March 31, 2008, commitments under standby letters of credit aggregated approximately $2.6 million.

The Company believes the likelihood of the unfunded loan commitments and unfunded letters of credit either needing to be totally funded or funded at the same time is low.  However, should significant funding requirements occur, we have available borrowing capacity from various sources as discussed in the “Capital and Liquidity” section above.

FASB Statement 157

On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements.  As discussed in more detail in Note 8 to the unaudited notes to consolidated financial statements, this statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  Upon adoption, we classified the three collateralized debt obligations, discussed in the investment portfolio section of management’s discussion and analysis above, along with certain impaired loans, with specific allocations of the allowance for loan losses, as assets reported at fair value using Level 3 inputs as defined in Statement No. 157.

Collateralized Debt Obligations

The collateralized debt obligations classified as Level 3 represent $5.7 million, or 3%, of the $166.1 million of investment securities measured at fair value and 0.4% of our total assets of $1.51 billion. During the first quarter of 2008, unrealized losses of approximately $454,000 were recorded in other comprehensive income as a component of the change in our accumulated other comprehensive income in shareholders’ equity, but had no impact on our regulatory capital ratios. As these securities are illiquid and are not considered by management as a liquidity source, the unrealized losses have no impact on our liquidity. The decline in estimated value during the first quarter of 2008 was primarily due to additional events of default by individual issuers of the securities comprising the underlying collateral of these collateralized debt obligations along with our assumptions of the likelihood of further additional defaults. The most significant assumptions utilized in our valuations are the rate at which estimated cash flows are discounted and our assumptions of default and recovery rates.

Impaired Loans

Impaired loans with specific allocations of the allowance for loan losses classified as Level 3 represented $15.8 million, or 1.0% of total assets. During the first quarter of 2008, $949,000 of our allowance for loan losses was specifically allocated to impaired loans. This allocation was considered in our evaluation of the reasonableness and sufficiency of our allowance for loan losses and provision for loan losses which, in turn, impact our regulatory capital ratios. As loans, in general, are illiquid and are not considered by management as a source of liquidity, changes in their fair value have no impact on our liquidity.

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

The interest rate sensitivity as of March 31, 2008 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Banks use standardized assumptions run against the Banks’ data by an outsourced provider of Asset Liability reporting.  The model derives expected interest income and interest expense resulting from both a +/- 2% parallel shift in the yield curve and a +/- steepening/twist of the yield curve.  The standard parallel yield curve shift is used to estimate risk related to the level of interest rates.  While the non-parallel yield curve twist is used to estimate risk related to the level of interest rates and changes in the slope of the yield curve.   All rate change scenarios are “ramped” over a three-month period.

Yield curve twists change both the level and slope of the yield curve and are more realistic than parallel yield curve shifts and are more useful for planning purposes.  A 100 basis point yield curve twist decrease would result in short term rates decreasing approximately 100 basis points and long term rates decreasing approximately 0 basis points.  A 200 basis point yield curve twist increase would result in a short term rates increasing approximately 200 basis points and long term rates increasing approximately 100 basis points.  Given the current low rate environment, a stress test on the down side of 100bp is considered reasonable.

The analysis indicates a 200 basis point parallel interest rate increase would result in a decrease in net interest income of approximately $675,000 over a 12-month period.  While a 200 basis point parallel interest rate decrease would result in a decrease in net interest income of approximately $810,000 over a 12-month period.  Additionally, a 200 basis point yield curve twist increase would result in a decrease in net interest income of approximately $817,000 over a 12-month period.  While a 100 basis point yield curve twist decrease would result in an increase in net interest income of approximately $227,000 over a 12-month period.

We attempt to manage and moderate the variability of our net interest income due to changes in the level of interest rates and the slope of the yield curve by generating adjustable rate loans and managing the securities, wholesale funding, and Fed Funds positions consistent with the re-pricing characteristics of our deposit and other interest bearing liabilities.

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

(b) Changes in Internal Control Over Financial Reporting

    There have been no significant changes in the Company's internal control over financial reporting during the three month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1a. Risk Factors

There has not been any material change in the risk factor disclosure from that contained in the Company's 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

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

TIB FINANCIAL CORP.

Date: May 12, 2008	By:	/s/ Edward V. Lett
Edward V. Lett
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly
Executive Vice President, Chief Financial Officer and Treasurer