Form 10-Q
period 2008-06-30
TIB FINANCIAL CORP.
filed 2008-08-11
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
JUNE 30, 2008	000-21329

TIB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

FLORIDA		65-0655973
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer
☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		14,168,997
Class		Outstanding as of July 31, 2008

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended June 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$29,080	$22,315
Federal funds sold and securities purchased under agreements to resell	76,157	48,744
Cash and cash equivalents	105,237	71,059

Investment securities available for sale	187,883	160,357

Loans, net of deferred loan costs and fees	1,198,526	1,129,156
Less: Allowance for loan losses	16,627	14,973
Loans, net	1,181,899	1,114,183

Premises and equipment, net	37,310	38,284
Goodwill	5,147	4,686
Intangible assets, net	3,316	2,772
Accrued interest receivable and other assets	58,029	53,398
Total Assets	$1,578,821	$1,444,739

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$158,210	$143,381
Interest-bearing	979,980	906,577
Total deposits	1,138,190	1,049,958

Federal Home Loan Bank (FHLB) advances	167,900	140,000
Short-term borrowings	80,376	77,922
Long-term borrowings	63,000	63,000
Accrued interest payable and other liabilities	30,206	17,619
Total liabilities	1,479,672	1,348,499

Shareholders’ equity
Preferred stock – no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 40,000,000 shares authorized, 14,239,052 and 12,980,885 shares issued, 14,169,160 and 12,910,993 shares outstanding	1,424	1,298
Additional paid in capital	67,185	56,120
Retained earnings	31,822	39,151
Accumulated other comprehensive income (loss)	(713)	240
Treasury stock, at cost, 69,892 shares	(569)	(569)
Total shareholders’ equity	99,149	96,240

Total Liabilities and Shareholders’ Equity	$1,578,821	$1,444,739

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$19,278	$21,398	$39,428	$42,356
Investment securities:
Taxable	1,928	1,547	3,706	2,981
Tax-exempt	101	168	213	339
Interest-bearing deposits in other banks	33	4	44	12
Federal Home Loan Bank stock	125	124	252	236
Federal funds sold and securities purchased under agreements to resell	312	709	1,056	1,405
Total interest and dividend income	21,777	23,950	44,699	47,329

Interest expense
Deposits	7,882	9,614	17,008	19,143
Federal Home Loan Bank advances	1,315	1,490	2,798	2,960
Short-term borrowings	352	286	904	484
Long-term borrowings	819	678	1,724	1,358
Total interest expense	10,368	12,068	22,434	23,945

Net interest income	11,409	11,882	22,265	23,384

Provision for loan losses	5,716	632	8,370	1,104
Net interest income after provision for loan losses	5,693	11,250	13,895	22,280

Non-interest income
Service charges on deposit accounts	719	657	1,441	1,300
Investment securities losses, net	(1,912)	-	(1,002)	-
Fees on mortgage loans originated and sold	213	406	445	939
Investment advisory fees	136	-	261	-
Other income	475	547	947	1,250
Total non-interest income	(369)	1,610	2,092	3,489

Non-interest expense
Salaries and employee benefits	6,358	5,698	12,411	11,202
Net occupancy and equipment expense	2,186	1,977	4,200	3,886
Other expense	3,320	2,513	8,279	5,076
Total non-interest expense	11,864	10,188	24,890	20,164

Income (loss) before income taxes	(6,540)	2,672	(8,903)	5,605

Income tax expense (benefit)	(2,506)	960	(3,424)	2,022

Net Income (Loss)	$(4,034)	$1,712	$(5,479)	$3,583

Basic earnings (loss) per common share	$(0.29)	$0.14	$(0.40)	$0.29

Diluted earnings (loss) per common share	$(0.29)	$0.13	$(0.40)	$0.29

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2008	14,142,978	$1,421	$66,212	$36,690	$(311)	$(569)	$103,443
Comprehensive loss:
Net loss				(4,034)			(4,034)
Other comprehensive loss, net of tax benefit of $248:
Net market valuation adjustment on securities available for sale					(1,595)
Add: reclassification adjustment for losses, net of tax of $719					1,193
Other comprehensive loss, net of tax							(402)
Comprehensive loss							$(4,436)
Restricted stock grants, net of 1,089 cancellations	26,182	3	(3)				-
Stock-based compensation			172				172
Private placement of common shares			(11)				(11)
Income tax effect related to stock based compensation			(19)				(19)
Stock dividend declared, 1%			834	(834)			-
Balance, June 30, 2008	14,169,160	$1,424	$67,185	$31,822	$(713)	$(569)	$99,149

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2007	11,954,387	$1,195	$41,523	$45,781	$(374)	$-	$88,125
Comprehensive income:
Net income				1,712			1,712
Other comprehensive loss, net of tax benefit of $638:
Net market valuation adjustment on securities available for sale					(1,023)
Other comprehensive loss, net of tax							(1,023)
Comprehensive income							$689
Restricted stock grants	25,441	3	(3)				-
Stock-based compensation			170				170
The Bank of Venice acquisition	953,844	95	13,861				13,956
Exercise of stock options	15,756	2	97				99
Cash dividends declared, $.0594 per share				(769)			(769)
Balance, June 30, 2007	12,949,428	$1,295	$55,648	$46,724	$(1,397)	$-	$102,270

 Continued

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2008	12,910,993	$1,298	$56,120	$39,151	$240	$(569)	$96,240
Cumulative-effect adjustment for split-dollar life insurance postretirement benefit				(141)			(141)
Comprehensive loss:
Net loss				(5,479)			(5,479)
Other comprehensive loss, net of tax benefit of $597:
Net market valuation adjustment on securities available for sale					(1,578)
Add: reclassification adjustment for losses, net of tax of $377					625
Other comprehensive loss, net of tax							(953)
Comprehensive loss							$(6,432)
Restricted stock grants, net of 1,404 cancellations	31,219	3	(3)				-
Stock-based compensation			345				345
Private placement of common shares	1,212,000	121	9,815				9,936
Exercise of stock options	14,948	2	96				98
Income tax effect related to stock based compensation			(22)				(22)
Stock dividend declared, 1%			834	(834)			-
Cash dividends declared, $.0619 per share				(875)			(875)
Balance, June 30, 2008	14,169,160	$1,424	$67,185	$31,822	$(713)	$(569)	$99,149

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2007	11,837,732	$1,184	$40,502	$44,620	$	(444)	$-	$85,862
Comprehensive income:
Net income				3,583				3,583
Other comprehensive loss, net of tax benefit of $595:
Net market valuation adjustment on securities available for sale						(953)
Other comprehensive loss, net of tax								(953)
Comprehensive income								$2,630
Restricted stock grants	25,441	3	(3)					-
Stock-based compensation			313					313
The Bank of Venice acquisition	953,844	95	13,861					13,956
Exercise of stock options	132,411	13	970					983
Income tax benefit related to stock based compensation			5					5
Cash dividends declared, $.1188 per share				(1,479)				(1,479)
Balance, June 30, 2007	12,949,428	$1,295	$55,648	$46,724		$(1,397)	$-	$102,270

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited)
	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income (loss)	$(5,479)	$3,583
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,982	1,577
Provision for loan losses	8,370	1,104
Deferred income tax benefit	(2,870)	(143)
Investment securities net realized gains	(910)	-
Write-down of investment securities	1,912	-
Stock-based compensation	345	313
Other	(183)	(271)
Mortgage loans originated for sale	(26,267)	(61,274)
Proceeds from sales of mortgage loans	29,850	62,216
Fees on mortgage loans sold	(441)	(931)
Increase in accrued interest receivable and other assets	(3,025)	(1,294)
Increase (decrease) in accrued interest payable and other liabilities	13,226	(2,046)
Net cash provided by operating activities	16,510	2,834

Cash flows from investing activities:
Purchases of investment securities available for sale	(80,461)	(24,013)
Sales of investment securities available for sale	25,016	-
Repayments of principal and maturities of investment securities available for sale	25,405	9,391
Acquisition of Naples Capital Advisors business	(1,365)	-
Cash equivalents acquired from The Bank of Venice	-	10,176
Cash paid for The Bank of Venice	-	(568)
Net purchase of FHLB stock	(1,269)	(223)
Loans originated or acquired, net of principal repayments	(75,935)	31,277
Purchases of premises and equipment	(661)	(2,136)
Proceeds from sale of loans	-	152
Proceeds from sale of premises, equipment and intangible assets	14	525
Net cash (used in) provided by investing activities	(109,256)	24,581

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	21,583	56,048
Net increase (decrease) in time deposits	66,649	(98,912)
Net increase in federal funds purchased and securities sold under agreements to repurchase	2,454	9,812
Increase in long term FHLB advances	112,900	50,000
Repayment of long term FHLB advances	(85,000)	(50,000)
Repayment of notes payable	-	(4,000)
Proceeds from exercise of stock options	98	983
Income tax effect related to stock-based compensation	(22)	5
Proceed from private stock offering	9,936	-
Cash dividends paid	(1,674)	(1,413)
Net cash provided by (used in) financing activities	126,924	(37,477)

Net increase (decrease) in cash and cash equivalents	34,178	(10,062)
Cash and cash equivalents at beginning of period	71,059	55,552
Cash and cash equivalents at end of period	$105,237	$45,490

Supplemental disclosures of cash flow:
Interest	$22,176	$26,683
Income taxes	125	1,763
Fair value of noncash assets acquired	-	68,229
Fair value of liabilities assumed	-	63,673
Fair value of common stock and stock options issued	-	13,956
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

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank, The Bank of Venice (subsequent to its acquisition on April 30, 2007), and Naples Capital Advisors, Inc. (“NCA”; subsequent to its acquisition on January 2, 2008) collectively known as the Company.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain amounts previously reported on have been reclassified to conform to the current period presentation. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of the one percent stock dividend distributed July 17, 2008 to shareholders of record on July 7, 2008.

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

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  Commercial, commercial real estate and residential real estate loans are individually evaluated for impairment.  If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and indirect auto loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The Company is currently assessing the potential impact SFAS No. 161 will have on the consolidated financial statements.

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. The standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard becomes effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 2 – Investment Securities

The amortized cost and estimated fair value of investment securities available for sale at June 30, 2008 and December 31, 2007 are presented below:

	June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$45,386	$476	$-	$45,862
States and political subdivisions—tax exempt	7,950	10	49	7,911
States and political subdivisions—taxable	2,454	-	60	2,394
Marketable equity securities	269	-	-	269
Mortgage-backed securities	119,960	352	1,108	119,204
Corporate bonds	2,867	-	497	2,370
Collateralized debt obligations	10,155	-	282	9,873
	$189,041	$838	$1,996	$187,883

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$72,482	$1,245	$66	$73,661
States and political subdivisions—tax exempt	9,629	6	51	9,584
States and political subdivisions—taxable	2,495	1	21	2,475
Marketable equity securities	1,224	-	-	1,224
Mortgage-backed securities	60,161	295	296	60,160
Corporate bonds	2,865	-	100	2,765
Collateralized debt obligations	11,110	-	622	10,488
	$159,966	$1,547	$1,156	$160,357

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Note 3 – Loans

Major classifications of loans are as follows:

	June 30, 2008	December 31, 2007
Real estate mortgage loans:
Commercial	$646,223	$612,084
Residential	173,729	112,138
Farmland	13,655	11,361
Construction and vacant land	156,706	168,595
Commercial and agricultural loans	67,234	72,076
Indirect auto dealer loans	99,208	117,439
Home equity loans	27,535	21,820
Other consumer loans	12,597	12,154
Total loans	1,196,887	1,127,667

Net deferred loan costs	1,639	1,489
Loans, net of deferred loan costs	$1,198,526	$1,129,156

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007 follows:

	Six Months Ended June 30,
	2008	2007
Balance, January 1	$14,973	$9,581
Acquisition of The Bank of Venice	-	667
Provision for loan losses charged to expense	8,370	1,104
Loans charged off	(6,751)	(1,657)
Recoveries of loans previously charged off	35	254
Balance, June 30	$16,627	$9,949

Nonaccrual loans were as follows:

	As of June 30, 2008		As of March 31, 2008		As of December 31, 2007
Loan Type	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential *	27	$5,207	24	$5,000	13	$4,442
Commercial and agricultural	3	331	2	286	4	293
Commercial real estate	5	1,532	4	2,372	4	2,619
Commercial land development	4	13,954	2	13,840	-	-
Residential land development	-	-	-	-	1	2,686
Participations in residential loan pools *	-	-	-	-	9	1,246
Government guaranteed loan	1	343	1	1,641	1	1,641
Indirect auto-dealer, auto and consumer loans	95	1,234	272	3,731	238	3,159
		$22,601		$26,870		$16,086

________
*	Our ownership in the nine loan pools was exchanged for an equivalent value of 10 specific loans from the loan pools during the first quarter.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Impaired loans were as follows:

	June 30, 2008	March 31, 2008	December 31, 2007
Loans with no allocated allowance for loan losses	$4,301	$5,783	$4,448
Loans with allocated allowance for loan losses	18,107	18,106	3,748
Total	$22,408	$23,889	$8,196

Amount of the allowance for loan losses allocated	$2,258	$2,274	$1,401

Note 5 – Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic	14,060,280	12,548,667	13,605,113	12,185,530
Dilutive effect of options outstanding	-	167,956	-	198,958
Dilutive effect of restricted stock awards	-	8,022	-	10,766
Dilutive effect of warrants	-	-	-	-
Diluted	14,060,280	12,724,645	13,605,113	12,395,254

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Anti-dilutive stock options	594,993	239,969	557,149	114,651
Anti-dilutive restricted stock awards	81,284	22,154	77,132	1,009
Anti-dilutive warrants	1,212,000	-	765,824	-

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios. These minimum ratios along with the actual ratios for the Company and the Banks as of June 30, 2008 and December 31, 2007, are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2008 Actual	December 31, 2007 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥ 4.0%	8.0%	8.4%
TIB Bank	≥ 5.0%	≥ 4.0%	7.5%	7.8%
The Bank of Venice	≥ 5.0%	≥ 4.0%	10.0%	11.9%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	9.6%	10.0%
TIB Bank	≥ 6.0%	≥ 4.0%	8.9%	9.2%
The Bank of Venice	≥ 6.0%	≥ 4.0%	12.4%	15.5%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	10.9%	11.3%
TIB Bank	≥ 10.0%	≥ 8.0%	10.1%	10.4%
The Bank of Venice	≥ 10.0%	≥ 8.0%	13.5%	16.7%

Note 7. – Acquisition

The Company completed the acquisition of Naples Capital Advisors, Inc., a registered investment advisor, on January 2, 2008 in exchange for consideration consisting of $1,333 in cash upon consummation and up to $148 in cash on each of the first three annual anniversaries of NCA or a subsidiary of the Company receiving a trust department license under the Florida Financial Institutions Codes subject to NCA achieving certain total revenue milestones. Under the purchase method of accounting, the assets and liabilities of NCA were recorded at their respective estimated fair values as of January 2, 2008 and are included in the accompanying balance sheet as of June 30, 2008. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Goodwill and other intangible assets identified were approximately $1,268.

The acquisition of NCA spearheads the Company’s entry into a new business line of private banking, wealth management and trust services that began operations in the first quarter of 2008. With $94 million of assets under advisement, NCA has an existing client base, established operations and presence in the market and revenue to support further growth and expansion.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Note 8. – Fair Value

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs), 2) matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs) and 3) for collateralized debt obligations, custom discounted cash flow modeling (Level 3 inputs).

Valuation of collateralized debt securities

As of June 30, 2008, the Company owned three collateralized debt obligations where the underlying collateral is comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. The company also owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the yield at issuance of similarly rated classes of comparably structured collateralized debt obligations. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and varying assumptions of estimated future defaults of issuers. The valuation approach for the real estate industry collateralized securities did not change during the second quarter of 2008. Management changed the valuation approach during the second quarter of 2008 of the collateralized debt obligation collateralized by trust preferred securities of banks and insurance companies because there were no longer observable level 2 inputs available. Therefore, custom discounted cash flow modeling was employed to estimate the fair value of this security (Level 3 inputs).

Valuation of Impaired loans

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$187,883	$-	$178,010	$9,873

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2008 and still held at June 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Collateralized Debt Obligations
Beginning balance, April 1, 2008	$5,657
Included in earnings – other than temporary impairment	(956)
Included in other comprehensive income	454
Transfer in to Level 3	4,718
Ending balance, June 30, 2008	$9,873

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008 and still held at June 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Collateralized Debt Obligations
Beginning balance, January 1, 2008	$6,111
Included in earnings – other than temporary impairment	(956)
Transfer in to Level 3	4,718
Ending balance, June 30, 2008	$9,873

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
	Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$15,849	$-	$-	$15,849

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $18,107, with a valuation allowance of $2,258, resulting in specific allocations of the allowance for loan losses of $873 for the second quarter of 2008 and $1,922 for the six months ended June 30, 2008. The amounts of the specific allocations for impairment are considered in the overall determination of the reserve and provision for loan losses.

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2008, and statement of operations for the three months and six months ended June 30, 2008.  Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2008. TIB Financial’s results of operations during 2008 include the operations of The Bank of Venice and Naples Capital Advisors subsequent to their acquisitions on April 30, 2007 and January 2, 2008, respectively.

Quarterly Summary

For the second quarter of 2008, the Company reported a net loss of $4.0 million compared to net income of $1.7 million for the second quarter of 2007. On a per share basis, the net loss was $0.29 for the 2008 quarter, compared to diluted net income of $0.13 for the comparable 2007 quarter.

The net loss for the second quarter of 2008 compared to net income during the second quarter of 2007 was due to the higher provision for loan losses, non-cash charges recognized on other than temporary impairment of securities, higher non-interest expenses, lower net interest income, a lower net interest margin and lower non-interest income.

In response to a variety of factors including the overall growth of the loan portfolios, continued contraction of economic activity in local markets and net charge–offs resulting primarily from the indirect loan portfolio, the second quarter results include a provision for loan losses of $5.7 million. The provision reflects net charge-offs of $4.9 million and an increase in the reserve for loan losses of $0.8 million, to $16.6 million, or 1.39% of loans at June 30, 2008.

Due to the ratings downgrade and the amount of unrealized loss resulting from a projection of lower expected cash flows, the Company concluded that the additional loss of value on three collateralized debt obligation investment securities was other than temporary under generally accepted accounting principles and wrote-down these investment securities by $956,000 to their estimated fair value. We also own equity securities of a publicly owned company.  During the second quarter of 2008, these securities suffered a significant further decline in market value. We determined that this unrealized loss was other than temporary and wrote this investment down by $956,000. Combined, the impairment and write-down of these securities resulted in the recognition of a non-cash charge of $1.9 million. The impact on earnings for the quarter and the six month period was approximately $1.2 million after tax, or $0.09 per share.

TIB Financial also reported total assets of $1.58 billion as of June 30, 2008, representing 9% asset growth from December 31, 2007. Total loans increased $69.2 million, or 6%, compared to $1.13 billion at December 31, 2007. Total deposits of $1.14 billion as of June 30, 2008 increased $88.2 million, or 8%, from December 31, 2007.

Through the challenging economic and operating environment, we have a number of positive developments during the period which reflect our continuous focus on new business initiatives, improvement of operating performance and response to new opportunities including:
•	Non performing loans decreased $4.3 million to $22.6 million from $26.9 million at March 31, 2008, and were 1.9% of loans at the end of June.
•
The restructuring of the indirect auto finance operations resulted in significant resolution and reduction in loan delinquency and non performing loans. From a first quarter peak of 6%, total loan delinquencies in this portfolio declined to 3.44% and non performing loans declined from $3.7 million to $1.2 million at the end of June.

•	The net interest margin increased to 3.25% for the quarter compared to 3.13% in the first quarter.
•	Under challenging financial market conditions Naples Capital Advisors increased assets under management to $94 million from $84 million at March 31, 2008.
•	The private banking group contributed $22.4 million in new relationship-based lower cost deposits and $6.5 million of loans during the first six months.
•
The hiring of additional residential mortgage and commercial loan officers earlier this year has increased loan production with loans growing $59 million during the second quarter and $69 million year to date.

Three Months Ended June 30, 2008 and 2007:

Results of Operations

For the second quarter of 2008, our operations resulted in a net loss of $4.0 million compared to net income of $1.7 million in the previous year’s quarter.  On a per share basis, the net loss was $0.29 for the 2008 quarter as compared to basic and diluted earnings per share of $0.14 and $0.13, respectively, for the comparable 2007 quarter.

Annualized loss on average assets for the second quarter of 2008 was 1.07% compared to a return on average assets of 0.50% for the second quarter of 2007.  Loss on average shareholders’ equity was 15.77% for the second quarter of 2008 while the return on average shareholders’ equity was 7.03% for the same quarter of 2007.

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

Net interest income was approximately $11.4 million for the three months ended June 30, 2008, a decline from the $11.9 million reported for the same period last year. The $2.2 million decrease in interest and dividend income for the second quarter of 2008 over the second quarter of 2007 was mainly attributable to decreased average rates on loan balances due primarily to the 325 basis point decrease in the prime rates and fed funds sold rates combined with a higher level of non-performing loans.  Partially offsetting this decline were decreases in the interest cost of transaction accounts and short-term borrowings due to decreases in interest rates.  Increases in balances led to an increase in interest expense on time deposits and long-term borrowings.

The decline in net interest income in the second quarter of 2008 compared to the second quarter of 2007 is due principally to a decline in the net interest margin to 3.25% from 3.73%, respectively.

Interest rates during the second quarter of 2008 were significantly lower than the prior year period due to highly stimulative monetary policies undertaken by the Federal Reserve beginning in the third quarter of 2007. As a result of the actions taken by the Federal Reserve, the prime rate declined from 8.25% in the third quarter of 2007 to 5.25% by the first quarter of 2008.

Due to the rapid and significant decline in the prime rate, the yield on our loans declined 128  basis points and the yield of our interest earning assets declined 130 basis points in the second quarter of 2008 compared to the second quarter of 2007. Similarly, our deposit liability and total interest bearing liability costs declined 100 and 109 basis points for the same periods, respectively.

We were unable to reduce the cost of our CDs and other interest rate sensitive deposits and funding sources as quickly and to the same magnitude as the reductions in our interest earning assets due to the different term structure and interest rate sensitivity of our liabilities. As a consequence, our net interest margin declined 48 basis points. Of this decline, approximately 23 basis points is due to the higher level of non-performing loans and approximately $800,000 of income not recognized on these loans during the second quarter of 2008.

Due to the turmoil in financial markets that persisted since the third quarter of 2007, we maintained a significantly higher level of liquidity as reflected in our higher average balance of investment securities and federal funds sold. This higher level of lower yielding assets also reduced the net interest margin during the period.

Going forward, we expect market interest rates to remain relatively stable resulting in an additional decline in loan yields followed by a period of stability. At the same time, we expect deposit costs will continue to decline but will continue to be subject to the forces of competitive pressure which may result in deposit rates decreasing more slowly. In the current interest rate environment, we believe that, excluding the relative impact of changes in the level of nonperforming assets, our interest margin should be relatively stable. The predominant driver to increase net interest income is and will continue to be the growth of our balance sheet. Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be less in extent than the relative impact of earning asset growth.

Provision for Loan Losses

The provision for loan losses increased to $5.7 million in the second quarter of 2008 compared to $632,000 in the comparable prior year period. Due to the weakening economic environment, we began increasing certain quantitative and qualitative economic risk factors employed in estimating the allowance for loan losses during the second quarter of 2006. We further increased these factors during each quarter of 2007 and 2008. The higher provision for loan losses in 2008 reflects continued local economic contraction, evidenced by increased unemployment levels, especially in the greater Fort Myers, Florida area where we have a concentration of indirect auto loan exposure. There continues to be a lower level of real estate sales and development activity which is impacting the value of real estate and the economy broadly. Additionally, we experienced higher levels of nonperforming loans and delinquencies and higher levels of net charge-offs.  An additional component of the increased provision was the increase in total loans outstanding of $58.4 million, or 5%, during the second quarter of 2008. Net Charge-offs were $4.9 million, or 1.70% of average loans on an annualized basis, during the three months ended June 30, 2008, compared to $394,000, or 0.15% of average loans on an annualized basis, for the same period in 2007. The charge-offs resulting from the indirect loan portfolio were $4.0 million and $257,000 in the second quarter of 2008 and 2007, respectively .

Our provision for loan losses in future periods will be influenced by the loss potential of nonperforming loans and net charge offs, which cannot be reasonably predicted.

The indirect loan portfolio experienced uncharacteristically sharp increases, beyond our historical experience, in delinquencies throughout the second half of 2007 and peaked at 6% during January of 2008. In response, our collection and liquidation operations accelerated dramatically, resulting in a much higher percentage of vehicles being disposed of through wholesale rather than retail channels. Contemporaneously, the market for used vehicles became increasingly saturated and a surge in fuel prices reduced demand for used vehicles, and especially so for the less fuel efficient vehicles like light trucks and sport utility vehicles. These factors combined to lower our realization upon disposition on a per vehicle basis and increase the volume and severity of the losses incurred during the first half of 2008.

Indirect Loan Portfolio Statistics

	As of or For the Quarter Ended
(Dollars in thousands)	June 2008	Mar 2008	Dec 2007	Sept 2007	June 2007
30-89 days delinquent	$2,193	$2,682	$3,702	$3,647	$2,264
Non accrual	$1,220	$3,543	$3,135	$1,708	$1,087
Total delinquencies	3.44%	5.55%	5.82%	4.20%	2.56%
Net charge offs for the quarter	$3,951	$1,662	$1,199	$615	$257
Net (gain)/loss on disposition of vehicles	$(55)	$1,208	$650	$134	$54
Number of vehicles sold during the quarter	271	245	137	110	189
Collection costs incurred during the quarter	$306	$240	$265	$155	$146

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

  Non-interest Income

Non-interest income for the second quarter of 2008 was a loss of $369,000.  Excluding the effect of the $1.9 million write-down of investment securities in the second quarter of 2008, non-interest income was $1.5 million compared to $1.6 million reported in the second quarter of last year.  The decline is primarily due to lower sales of residential loans in the secondary market and a greater proportion of our residential mortgage loan production being held in our portfolio.  Investment advisory fees from Naples Capital Advisors, Inc. contributed approximately $136,000 to non-interest income in the second quarter of 2008.

Non-interest Expense

Non-interest expense for the second quarter of 2008 was $11.9 million.  This represented a 16% increase over the prior year period which totaled $10.2 million. This increase includes the operations of Naples Capital Advisors, Inc. and three months of operations of The Bank of Venice compared to two months during 2007.

Salary and employee benefits increased $660,000 in the second quarter of 2008 relative to the second quarter of 2007. The Bank of Venice represents approximately $166,000 of the increase in this caption and Naples Capital Advisors, Inc. represents approximately $196,000 of the increase.  Severance costs associated with the elimination of certain employee positions accounted for approximately $229,000 of the second quarter 2008 increase.

For the second quarter of 2008 there was a $209,000 increase in occupancy expense as compared to the second quarter of 2007.  In the second quarter of 2008 the occupancy costs from the operations of The Bank of Venice increased approximately $131,000 above the costs incurred in the second quarter of 2007 subsequent to their acquisition in April 2007.  Additionally, costs increased approximately $63,000 due to the acceleration of the amortization of leasehold improvements related to the termination of a lease as we continue to focus on consolidating our facilities and containing operating costs.

The $807,000 increase in other expense resulted in part from our indirect lending operations and its restructuring including approximately $302,000 of increased collections and consulting costs and a $197,000 increase in FDIC deposit insurance.

Six Months Ended June 30, 2008 and 2007:

Results of Operations

For the first six months of 2008, our operations resulted in a net loss of $5.5 million compared to net income of $3.6 million in the comparable prior year period.  On a per share basis, the net loss was $0.40 for the 2008 period as compared to diluted earnings per share of $0.29 for the comparable 2007 period.

Annualized loss on average assets for the first six months of 2008 was 0.73% compared to a return on average assets of 0.53% for the first six months of 2007.  Loss on average shareholders’ equity was 10.88% for the first six months of 2008 while the return on average shareholders’ equity was 7.84% for the same period of 2007.

Net Interest Income

Net interest income was approximately $22.3 million for the six months ended June 30, 2008, a decline from the $23.4 million reported for the same period last year. The $2.6 million decrease in interest and dividend income for the first six months of 2008 over the first six months of 2007 was mainly attributable to decreased average rates on loans due primarily to the 325 basis point decrease in the prime and fed funds sold rates combined with a higher level of non-performing loans.  Partially offsetting this decline were decreases in the interest cost of transaction accounts due to decreases in rates.  Increases in balances led to an increase in interest expense on short-term borrowings and FHLB advances and long-term borrowings, which more than offset the effect of lower interest rates paid.

The decline in net interest income in the first half of 2008 compared to the first half of 2007 is due principally to a decline in the net interest margin to 3.19% from 3.73%, respectively.

The interest rate environment during the first half of 2008 was significantly lower than the prior year period due to highly stimulative monetary policies undertaken by the Federal Reserve beginning in the third quarter of 2007. As a result of the actions taken by the Federal Reserve, the prime rate declined from 8.25% to 5.25% by the first quarter of 2008. The prime rate declined further to 5.00% in the second quarter of 2008.

Due to the rapid and significant decline in the prime rate, the yield on our loans declined 109 basis points and the yield of our interest earning assets declined 114 basis points in the first half of 2008 compared to the first half of 2007. Similarly our deposit liability and total interest bearing liability costs declined 74 and 81 basis points for the same periods, respectively.

Due to a high level of demand for liquidity in the global financial system and competitive pressures in our local markets, we were unable to reduce the cost of our CDs and other interest rate sensitive deposits and funding sources as quickly and to the same magnitude as the reductions in our interest earning assets. As a consequence, our net interest margin declined 54 basis points. Of this decline, approximately 18 basis points is due to the higher level of non-performing loans and approximately $1.2 million of income not recognized on these loans during the six month period ended June 30, 2008.

Due to the turmoil in financial markets that persisted since the third quarter of 2007, we maintained a significantly higher level of liquidity as reflected in our higher average balance of investment securities and federal funds sold. This higher level of lower yielding assets also reduced the net interest margin during the period.

Going forward, we expect market interest rates to remain relatively stable resulting in an additional decline in loan yields followed by a period of stability. At the same time, we expect deposit costs will continue to decline but will continue to be subject to the forces of competitive pressure which may result in deposit rates decreasing more slowly. In the current interest rate environment, we believe that, excluding the relative impact of changes in the level of nonperforming assets, our interest margin should be relatively stable. However, we still see intense demand for liquidity in the global financial system and elevated competitive pressures in our local markets. The predominant driver to increase net interest income is and will continue to be the growth of our balance sheet. Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be less in extent than the relative impact of earning asset growth.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the six months ended June 30, 2008 and June 30, 2007.

	2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,152,901	$39,429	6.88%	$1,072,260	$42,357	7.97%
Investment securities (2)	167,020	4,013	4.83%	137,691	3,486	5.11%
Interest-bearing deposits in other banks	3,149	44	2.79%	465	12	5.20%
Federal Home Loan Bank stock	8,615	252	5.88%	8,001	236	5.95%
Federal funds sold and securities sold under agreements to resell	76,931	1,056	2.76%	53,766	1,405	5.27%
Total interest-earning assets	1,408,616	44,794	6.39%	1,272,183	47,496	7.53%

Non-interest-earning assets:
Cash and due from banks	19,623			21,581
Premises and equipment, net	37,941			35,345
Allowance for loan losses	(15,177)			(9,439)
Other assets	53,134			37,910
Total non-interest-earning assets	95,521			85,397
Total assets	$1,504,137			$1,357,580

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$186,601	$1,889	2.04%	$154,630	$2,580	3.36%
Money market	174,912	2,375	2.73%	186,414	3,882	4.20%
Savings deposits	50,930	312	1.23%	53,834	413	1.55%
Time deposits	538,023	12,432	4.65%	494,557	12,268	5.00%
Total interest-bearing deposits	950,466	17,008	3.60%	889,435	19,143	4.34%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	213,984	3,702	3.48%	153,518	3,444	4.52%
Long-term borrowings	63,000	1,724	5.50%	33,022	1,358	8.29%
Total interest-bearing liabilities	1,227,450	22,434	3.68%	1,075,975	23,945	4.49%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	155,978			169,745
Other liabilities	19,480			19,651
Shareholders’ equity	101,229			92,209
Total non-interest-bearing liabilities and shareholders’ equity	276,687			281,605
Total liabilities and shareholders’ equity	$1,504,137			$1,357,580

Interest rate spread (tax equivalent basis)			2.71%			3.04%
Net interest income (tax equivalent basis)		$22,360			$23,551
Net interest margin (3) (tax equivalent basis)			3.19%			3.73%

_________
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the six months ended June 30, 2008 and June 30, 2007.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2008 Compared to 2007 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$3,032	$(5,960)	$(2,928)
Investment securities (2)	712	(185)	527
Interest-bearing deposits in other banks	40	(8)	32
Federal Home Loan Bank stock	18	(2)	16
Federal funds sold and securities purchased under agreements to resell	469	(818)	(349)
Total interest income	4,271	(6,973)	(2,702)

Interest expense
NOW accounts	461	(1,152)	(691)
Money market	(227)	(1,280)	(1,507)
Savings deposits	(21)	(80)	(101)
Time deposits	1,037	(873)	164
Short-term borrowings and FHLB advances	1,160	(901)	259
Long-term borrowings	931	(565)	366
Total interest expense	3,341	(4,851)	(1,510)

Change in net interest income	$930	$(2,122)	$(1,192)

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

Provision for Loan Losses

The provision for loan losses increased to $8.4 million in the first six months of 2008 compared to $1.1 million in the comparable prior year period. Due to the weakening economic environment, we began increasing certain quantitative and qualitative economic risk factors employed in estimating the allowance for loan losses during the second quarter of 2006. We further increased these factors during each quarter of 2007 and 2008. The higher provision for loan losses in 2008 reflects continued local economic contraction, evidenced by increased unemployment levels, especially in the greater Fort Myers, Florida area where we have a concentration of indirect auto loan exposure. There continues to be a lower level of real estate sales and development activity which is impacting the value of real estate and the economy broadly. Additionally, we experienced increased levels of nonperforming loans and delinquencies and higher levels of net charge-offs.  An additional component of the increased provision was the increase in total loans outstanding of $69.2 million, or 6%, during the the first six months of 2008. Net Charge-offs were $6.7 million, or 1.17% of average loans on an annualized basis, during the six months ended June 30, 2008, compared to $1.4 million, or 0.26% of average loans on an annualized basis, for the same period in 2007. The net charge-offs resulting from the indirect loan portfolio were $5.6 million and $1.0 million in the first six months of 2008 and 2007, respectively

Management continuously monitors and actively manages the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, our customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend may continue in the near term. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Non-interest Income

Non-interest income for the first six months of 2008 was $2.1 million.  This represented a $1.4 million, or 40%, decrease over the comparable prior year period which totaled $3.5 million.  The decrease was primarily attributable the $1.9 million write-down of investment securities partially offset by gains of $910,000 realized from the sale of investment securities in the first quarter. Excluding the effect of the net loss on securities of $1.0 million, non-interest income was $3.1 million in the current period compared to $3.5 million in the prior year period. Investment advisory fees from Naples Capital Advisors, Inc. contributed approximately $261,000 to the current year total.  Also contributing to the decline were lower fees on mortgage loans sold due to lower sales of residential loans in the secondary market and a greater proportion of our residential loan production being held in our portfolio.

Non-interest Expense

Non-interest expense for the first six months of 2008 was $24.9 million.  This represented a 23% increase over the prior year period which totaled $20.2 million. This caption included approximately a $1.2 million increase resulting from the operations of The Bank of Venice and $538,000 resulting from the operations of Naples Capital Advisors, Inc. The overall increase also reflected increased costs and losses of approximately $1.8 million attributable to our indirect lending operations.

Salary and employee benefits increased $1.2 million in the first six months of 2008 relative to the first six months of 2007. The Bank of Venice represents approximately $523,000 of the increase in this caption and Naples Capital Advisors, Inc. represents approximately $358,000 of the increase.  Additionally, approximately $229,000 of severance costs associated with the elimination of certain employee positions were incurred in the first six months of 2008.

For the first six months of 2008 there was a $314,000 increase in occupancy expense as compared to the first six months of 2007. Excluding the $328,000 increase of occupancy related costs from the operations of The Bank of Venice, the Company would have had a $14,000 decrease in occupancy costs for the six month period.  We continue to focus on consolidating our facilities and containing operating costs.

The $3.2 million increase in other expense resulted primarily from our indirect lending operations and its restructuring including $1.2 million in write-downs of repossessed vehicles and related assets and approximately $805,000 of consulting and collections fees and costs. The increase also includes $388,000 increase of operating costs for The Bank of Venice which was acquired April 30, 2007, $350,000 of expenses relating to and valuation allowances recorded against other real estate owned and a $409,000 increase in FDIC deposit insurance.

Balance Sheet

Total assets at June 30, 2008 were $1.58 billion, an increase of $134.1 million or 9%, from total assets of $1.44 billion at December 31, 2007.  Total loans outstanding increased $69.2 million, or 6%, to $1.20 billion during the first six months of 2008 from year end 2007.  Also, in the same period, investment securities increased $27.5 million. As the overall Company continues to experience growth, securities are purchased to maintain appropriate levels of liquid assets on the balance sheet.

At June 30, 2008 advances from the Federal Home Loan Bank were $167.9 million, a $27.9 million increase from $140.0 million at December 31, 2007.  Short-term borrowings increased due to higher balances of repurchase agreements with deposit customers, reflecting our business development efforts to attract new business customers.  Total deposits of $1.14 billion as of June 30, 2008 increased $88.2 million, or 8%, from December 31, 2007.

Shareholders’ equity totaled $99.1 million at June 30, 2008, increasing $2.91 million from December 31, 2007. This increase is primarily due to the private placement of 1.2 million shares of common stock on March 7, 2008 resulting in gross proceeds of approximately $10.1 million. Book value per share decreased to $7.00 at June 30, 2008 from $7.45 at December 31, 2007.  The Company declared a 1% stock dividend in the second quarter of 2008 and quarterly cash dividend of $0.0619 per share in the first quarter of 2008 and $0.0594 per share in each of the first two quarters of 2007.

Investment Securities

During the first quarter of 2008, we realized net gains of $910,000 relating to sales of approximately $25.0 million of available for sale securities. The reinvestment of the proceeds and additional investment resulted in a $27.5 million increase in investment securities to $187.9 million. The sales of securities reflect a restructuring of a portion of the portfolio to reduce interest rate risk by reducing duration while reinvesting in a comparably yielding mix of investment securities with a shorter duration. During the second quarter of 2008, non-cash impairment charges of $1.9 million were recognized relating to an equity security and three collateralized debt obligation securities. No comparable gains or losses were recognized during the first six months of 2007.

As previously described in the Annual Report on Form 10-K for 2007, the company owns three collateralized debt obligation investment securities aggregating $10.0 million  in par value that were written down to $6.1 million as of December 31, 2007. The underlying assets in the three collateralized debt obligations are comprised primarily of corporate debt obligations of homebuilders, REITs and real estate companies and commercial mortgage backed securities. These securities are floating rate securities which were rated “A” or better by an independent and nationally recognized rating agency at the time of our purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade, and the amount of unrealized loss, management concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value. As of June 30, 2008, these securities remain on nonaccrual.

As of June 30, 2008, the estimated fair value of these securities declined to $5.2 million from $6.1 million at December 31, 2007 due to the occurrence of additional defaults by certain underlying issuers and lower projected cash flows. During July 2008, these securities were further downgraded by a nationally recognized rating agency. Due to the ratings downgrade and the amount of unrealized loss resulting from a projection of lower expected cash flows, the company concluded that the additional loss of value was other than temporary under generally accepted accounting principles and wrote-down these investment securities to their estimated fair value.

The Company also owns equity securities of a publicly owned company which we originally acquired in 2003 for $3.0 million to obtain community reinvestment credit. As described in the Annual Report, these securities were written down to $1.2 million as of December 31, 2007. During the second quarter of 2008, these securities suffered a significant further decline in fair value. Management determined that this unrealized loss was other than temporary and wrote this investment down by $1.0 million.

Combined, the impairment and write-down of these securities resulted in the recognition of a non-cash charge of $1.9 million. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the market value of these or other securities may result in additional impairment charges which may be material to the financial condition and results of operations of the Company.

Loan Portfolio Composition

The two most significant components of our loan portfolio are classified in the notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$110,482	17%	$103,937	17%
1-4 Family and Multi Family	84,655	13%	76,339	13%
Hotels/Motels	91,139	14%	86,909	14%
Guesthouses	82,560	13%	81,817	13%
Office Buildings	98,291	15%	97,633	16%
Retail Buildings	70,073	11%	64,819	11%
Restaurants	46,335	7%	37,186	6%
Marinas/Docks	20,238	3%	20,364	3%
Warehouse and Industrial	28,900	5%	29,958	5%
Other	13,550	2%	13,122	2%
Total	$646,223	100%	$612,084	100%

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition
Construction:
Residential – owner occupied	$18,637	12%	$20,620	12%
Residential – commercial developer	22,596	15%	36,107	21%
Commercial structure	19,345	12%	14,367	9%
	60,578	39%	71,094	42%
Land:
Raw land	15,916	10%	15,890	9%
Residential lots	16,105	10%	16,775	10%
Land development	30,729	20%	29,818	18%
Commercial lots	33,378	21%	35,018	21%
Total land	96,128	61%	97,501	58%

Total	$156,706	100%	$168,595	100%

Non-performing Assets

Non-performing assets include non-accrual loans and investment securities, accruing loans contractually past due 90 days or more, repossessed personal property, and other real estate.  Loans and investments in debt securities are placed on non-accrual status when management has concerns relating to the ability to collect the principal and interest and generally when loans are 90 days past due.  A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.

 Non-performing assets are as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Total non-accrual loans (a)	$22,601	$16,086
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	22,601	16,086

Non-accrual investment securities (b)	5,155	3,154
Repossessed personal property (primarily indirect auto dealer loans)	2,706	3,136
Other real estate owned	5,037	1,846
Other assets (c)	2,069	2,915
Total non-performing assets	$37,568	$27,137

Allowance for loan losses	$16,627	$14,973

Non-performing assets as a percent of total assets	2.38%	1.88%
Non-performing loans as a percent of total loans	1.89%	1.43%
Allowance for loan losses as a percent of non-performing loans	73.57%	93.08%
Annualized net charge-offs as a percent of average loans	1.17%	0.45%

__________
(a)	Non-accrual loans as of June 30, 2008 and December 31, 2007 are as follows:

(Dollars in thousands)	June 30, 2008		December 31, 2007
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential **	27	$5,207	13	$4,442
Commercial and agricultural	3	331	4	293
Commercial real estate	5	1,532	4	2,619
Residential land development	-	-	1	2,686
Commercial land development	4	13,954	-	-
Participations in residential loan pools **	-	-	9	1,246
Government guaranteed loan	1	343	1	1,641
Indirect auto-dealer, auto and consumer loans	95	1,234	238	3,159
		$22,601		$16,086
**	Our ownership in the nine loan pools was exchanged for an equivalent value of 10 specific loans from the loan pools during the first quarter.

(b)
In December 2007, the Company placed a collateralized debt security secured primarily by homebuilders, REITs, real estate companies and commercial mortgage backed securities on non-accrual. In March 2008, two additional, similarly secured, collateralized debt securities were placed on non-accrual. These three securities had a total original cost of $10.0 million and were rated A at purchase. These securities have a current estimated value of $5.2 million. For additional details on this and other investment securities, see the section of management’s discussion and analysis that follows entitled “Investment Portfolio”.

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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million at December 31, 2007. The loan was accruing interest until December 2006 when the Bank ceased the accrual of interest pursuant to a ruling made by the USDA.  Accrued interest on this loan totaled approximately $941,000 at December 31, 2007. During the second quarter of 2008, the USDA paid the Company the principal and accrued interest and allowed the Company to apply other proceeds previously received to capitalized liquidation costs and protective advances.

The non-guaranteed principal and interest ($2.0 million at June 30, 2008 and December 31, 2007) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $105,000 and $954,000 at June 30, 2008 and December 31, 2007, respectively, are included as “other assets” in the financial statements.

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

Net activity relating to nonaccrual loans during the second quarter of 2008 is as follows:

Nonaccrual Loan Activity (Other Than Indirect Auto and Consumer) (Dollars in thousands)

Nonaccrual loans at March 31, 2008	$23,139
Loans returned to accrual	(272)
Net principal paid down on nonaccrual loans	(1,482)
Charge-offs	(689)
Loans in-substance foreclosed	(855)
Loans placed on nonaccrual	1,526
Nonaccrual loans at June 30, 2008	$21,367

Net activity relating to other real estate owned during the second quarter of 2008 is as follows:

OREO Activity (Dollars in thousands)

OREO as of March 31, 2008	$4,495
Real estate foreclosed	855
Other increases	-
Write-down of value	-
Property sold	(313)
OREO as of June 30, 2008	$5,037

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $16.6 million and $15.0 million at June 30, 2008 and December 31, 2007, respectively.  Our process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans.  The result is that commercial real estate loans and commercial loans are classified into the following risk categories: Pass, Special Mention, Substandard or Loss.  The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or worse. Otherwise, we allocate an allowance for each risk category.  The allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

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

(Dollars in thousands)	June 30, 2008	December 31, 2007
Loans with no allocated allowance for loan losses	$4,301	$4,448
Loans with allocated allowance for loan losses	18,107	3,748
Total	$22,408	$8,196

Amount of the allowance for loan losses allocated	$2,258	$1,401

Indirect auto loans and consumer loans generally are not analyzed individually and or separately identified for impairment disclosures.  These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans.  As above, when appropriate, a specific reserve will be established for individual loans.  Otherwise, we allocate an allowance for each loan classification.  The allocations are based on the same factors mentioned above.

Based on an analysis performed by management at June 30, 2008, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon our recent historical loss experience, the level of nonperforming and delinquent loans, information known today and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Capital and Liquidity

The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes.  As of June 30, 2008, the ratio of Total Capital to Risk Weighted Assets was 10.9%.  The decrease from the 11.3% reported as of December 31, 2007 is related to the current year net loss partially offset by the impact on capital from the private placement of common stock. On March 7, 2008, we consummated a private placement transaction whereby two of Southwest Florida’s prominent families, their representatives and their related business interests purchased 1.2 million shares of the common stock and warrants to purchase an additional 1.2 million shares of common stock. The warrants have an exercise price of $8.32 per share and may be exercised at any time prior to March 7, 2011. This private placement resulted in gross proceeds of $10.1 million. The terms of the transaction limits the ownership of each of the two groups to 9.9% of outstanding shares.

In August 2007, the Board authorized the repurchase of up to 400,000 shares of the Company's outstanding common stock, however, no shares were purchased during the second quarter of 2008.

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity.  The Banks have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Banks is based on a percentage of the Banks’ total assets as reported in their most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At June 30, 2008, there were $167.9 million in advances outstanding in addition to $25.0 million in letters of credit used in lieu of pledging securities to the State of Florida to collateralize governmental deposits.  As of June 30, 2008, collateral availability under our agreements with the Federal Home Loan Bank provides for total borrowings of up to approximately $245.9 million of which $53.0 million is available.

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

During the second quarter of 2008, the Company’s Board of Directors declared a 1% (one percent) stock dividend valued at approximately $0.06 per share to holders of record as of July 7, 2008. The stock dividend was distributed July 17, 2008 and was comparable in value to our most recent quarterly cash dividend paid April 10, 2008. The decision to replace our quarterly cash dividend with a stock dividend was made after consideration of the current economic and operating environment and our desire to maintain the well capitalized position of the Company, TIB Bank and The Bank of Venice. Both banks and the holding company currently exceed all regulatory requirements to meet the definition of well-capitalized. We understand that cash dividends are an important component of investment return to our shareholders, but believe this is a prudent measure to help sustain our strong capital position and improve future shareholder value. The Board of Directors will continue to evaluate the amount of our quarterly dividend and our dividend policy in light of current and expected trends in our financial performance and financial condition.

As of June 30, 2008, our financial holding company had cash of approximately $9.0 million, of which approximately $3.0 million is intended to be utilized to capitalize the trust company we are in the process of organizing to complement our wealth management, private banking and investment advisory business line. During the second quarter of 2008, the Board of Directors authorized $7.5 million of capital to be invested in TIB Bank. $5.0 million was invested as equity in the second quarter and $2.5 million was invested as equity in July 2008. The balance of this cash is available for providing capital support to the subsidiary banks, the payment of interest on our trust preferred debt securities and for other general corporate purposes.

Asset and Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities.  The Company manages its rate sensitivity position to manage net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at June 30, 2008 is presented in the table below:

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$356,137	$31,015	$107,022	$578,628	$124,084	$1,196,886
Investment securities-taxable	39,708	3,601	732	45,854	89,809	179,704
Investment securities-tax exempt	200	-	-	2,410	5,301	7,911
Marketable equity securities	268	-	-	-	-	268
FHLB stock	10,149	-	-	-	-	10,149
Federal funds sold and securities purchased under agreements to resell	76,157	-	-	-	-	76,157
Interest-bearing deposit in other banks	3,871	-	-	-	-	3,871
Total interest-earning assets	486,490	34,616	107,754	626,892	219,194	1,474,946

Interest-bearing liabilities:
NOW accounts	185,770	-	-	-	-	185,770
Money market	162,943	-	-	-	-	162,943
Savings deposits	51,864	-	-	-	-	51,864
Time deposits	186,618	138,990	130,637	123,144	14	579,403
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	145,376	10,000	1,250	121,650	-	278,276
Total interest-bearing liabilities	757,571	148,990	131,887	244,794	8,014	1,291,256

Interest sensitivity gap	$(271,081)	$(114,374)	$(24,133)	$382,098	$211,180	$183,690

Cumulative interest sensitivity gap	$(271,081)	$(385,455)	$(409,588)	$(27,490)	$183,690	$183,690

Cumulative sensitivity ratio	(18.4%)	(26.1%)	(27.8%)	(1.9%)	12.5%	12.5%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above.  Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  If market interest rates should decrease, it is anticipated that our net interest margin would be relatively unchanged over a 12 month period.  Also, as approximately 14% of our deposit funding is comprised of non-interest-bearing liabilities, total interest-earning assets are substantially greater than the total interest-bearing liabilities and therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  In the next three months, we anticipate short-term interest rates will remain stable and accordingly, we expect that our net interest margin will be relatively stable. We expect a positive impact from the maturity and repricing of certificates of deposit at lower interest rates, however, this may be partially offset by the effects of continued competitive pressure on loan production and elevated competition for deposits. Significant increases in the level of nonperforming assets would have a negative impact on our net interest margin. Due to the Federal Reserve’s recent monetary policy where short-term interest rates have decreased rapidly, we anticipate that our net interest margin will stabilize because we have positioned the Company by increasing our liability sensitivity through variable rate borrowings and shorter term certificates of deposit.

Even in the near term, we believe the $409.6 million one year cumulative negative sensitivity gap may exaggerate the probable effects on net interest income for two primary reasons. First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore may not fully reflect the changes in market rates in any rate re-pricings. Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2008, total unfunded loan commitments were approximately $141.0 million.

Standby letters of credit are conditional commitments issued by the Banks to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Banks generally hold collateral and/or obtain personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At June 30, 2008, commitments under standby letters of credit aggregated approximately $2.3 million.

The Company believes the likelihood of the unfunded loan commitments and unfunded letters of credit either needing to be totally funded or funded at the same time is low.  However, should significant funding requirements occur, we have available borrowing capacity from various sources as discussed in the “Capital and Liquidity” section above.

FASB Statement 157

On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements.  As discussed in more detail in Note 8 to the unaudited notes to consolidated financial statements, this statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  Upon adoption, we classified the three collateralized debt obligations, discussed in the investment portfolio section of management’s discussion and analysis above, along with certain impaired loans, with specific allocations of the allowance for loan losses, as assets reported at fair value using Level 3 inputs as defined in Statement No. 157. During the second quarter of 2008, we changed the valuation approach used to value the collateralized debt obligation collateralized by trust preferred securities of banks and insurance companies because there were no longer observable level 2 inputs available. Therefore, custom discounted cash flow modeling was employed to estimate the fair value of this security (Level 3 inputs).

Collateralized Debt Obligations

The collateralized debt obligations classified as Level 3 represent $9.9 million, or 5%, of the $187.9 million of investment securities measured at fair value and 0.6% of our total assets of $1.58 billion. As of June 30, 2008, unrealized losses of approximately $282,000 were recorded in accumulated other comprehensive income in shareholders’ equity. These securities are illiquid and are not considered by management as a liquidity source; accordingly, unrealized losses have no impact on our liquidity. Additionally, unrealized gains and losses have no impact on our regulatory capital ratios. The decline in estimated value during 2008 was primarily due to additional events of default by individual issuers of the securities comprising the underlying collateral of these collateralized debt obligations along with our assumptions of the likelihood of further additional defaults. The most significant assumptions utilized in our valuations are the rate at which estimated cash flows are discounted and our assumptions of default and recovery rates.

Impaired Loans

Impaired loans with specific allocations of the allowance for loan losses classified as Level 3 represented $15.8 million, or 1.0% of total assets. During 2008, $1.9 million of our allowance for loan losses was specifically allocated to impaired loans. This allocation was considered in our evaluation of the reasonableness and sufficiency of our allowance for loan losses and provision for loan losses which, in turn, impact our regulatory capital ratios. As loans, in general, are illiquid and are not considered by management as a source of liquidity, changes in their fair value have no impact on our liquidity.

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

The interest rate sensitivity as of June 30, 2008 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Banks use standardized assumptions run against Bank specific data by an outsourced provider of Asset Liability reporting.  The model derives expected interest income and interest expense resulting from both a +/- 2% parallel shift in the yield curve and a +/- steepening/twist of the yield curve.  The standard parallel yield curve shift is used to estimate risk related to the level of interest rates.  While the non-parallel yield curve twist is used to estimate risk related to the level of interest rates and changes in the slope of the yield curve.   All rate change scenarios are “ramped” over a three-month period.

Yield curve twists change both the level and slopes of the yield curve and are more realistic than parallel yield curve shifts and are more useful for planning purposes.  As an example, a 200 basis point yield curve twist increase would result in short term rates increasing approximately 200 basis points and long term rates increasing 100 basis points.  Given the current interest rate environment, a 200 basis point yield curve twist increase is considered reasonable.

The analysis indicates a 200 basis point parallel interest rate increase would result in a decrease in net interest income of approximately $1,343,000 or a decrease of 3% over a 12-month period.  While a 200 basis point parallel interest rate decrease would result in a decrease in net interest income of approximately $965,000 or a decrease of 2% over a 12-month period.  Additionally, a 200 basis point yield curve twist increase would result in a decrease in net interest income of approximately $2,070,000 or a decrease of 4% over a 12-month period.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the three month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1a. Risk Factors

There has not been any material change in the risk factor disclosure from that contained in the Company's 2007 Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of TIB Financial Corp. held April 29, 2008, ballot totals for the election of Directors standing for reelection were as follows:

Directors	For	Against	Abstain
Howard B. Gutman	9,925,097	500,923	-
John G. Parks	9,969,741	456,279	-
Marvin F. Schindler	9,968,630	457,390	-
Otis T. Wallace	9,905,695	520,325	-

Total shares voted were 10,426,020 which represented 80.7% of the outstanding shares.

The directors continuing in office following the meeting were: Richard C. Bricker, Jr., Howard B. Gutman, Paul O. Jones, Jr. M.D., Edward V. Lett, Thomas J. Longe, John G. Parks, Jr., Marvin F. Schindler, and Otis T. Wallace.

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

TIB FINANCIAL CORP.
Date: August 11, 2008	/s/ Thomas J. Longe
Thomas J. Longe Chairman and Chief Executive Officer

Date: August 11, 2008	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President, Chief Financial Officer and Treasurer