Form 10-Q
period 2008-09-30
TIB FINANCIAL CORP.
filed 2008-11-10
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number
September 30, 2008	000-21329

TIB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

FLORIDA		65-0655973
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer
☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		14,313,506
Class		Outstanding as of October 31, 2008

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended September 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$20,108	$22,315
Federal funds sold and securities purchased under agreements to resell	32,347	48,744
Cash and cash equivalents	52,455	71,059

Investment securities available for sale	197,396	160,357

Loans, net of deferred loan costs and fees	1,227,181	1,129,156
Less: Allowance for loan losses	18,035	14,973
Loans, net	1,209,146	1,114,183

Premises and equipment, net	36,326	38,284
Goodwill	5,160	4,686
Intangible assets, net	3,145	2,772
Accrued interest receivable and other assets	59,838	53,398
Total Assets	$1,563,466	$1,444,739

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$135,518	$143,381
Interest-bearing	977,679	906,577
Total deposits	1,113,197	1,049,958

Federal Home Loan Bank (FHLB) advances	182,900	140,000
Short-term borrowings	76,351	77,922
Long-term borrowings	63,000	63,000
Accrued interest payable and other liabilities	30,338	17,619
Total liabilities	1,465,786	1,348,499

Shareholders’ equity
Preferred stock – no par value: 5,000,000 shares authorized, 0 shares issued	-	-
Common stock - $.10 par value: 40,000,000 shares authorized, 14,381,096 and 13,110,349 shares issued, 14,310,506 and 13,039,759 shares outstanding	1,438	1,311
Additional paid in capital	68,307	56,107
Retained earnings	28,637	39,151
Accumulated other comprehensive income (loss)	(133)	240
Treasury stock, at cost, 70,590 shares	(569)	(569)
Total shareholders’ equity	97,680	96,240

Total Liabilities and Shareholders’ Equity	$1,563,466	$1,444,739

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$19,719	$21,175	$59,147	$63,531
Investment securities:
Taxable	2,081	1,754	5,787	4,735
Tax-exempt	76	167	289	506
Interest-bearing deposits in other banks	6	3	50	15
Federal Home Loan Bank stock	78	131	330	367
Federal funds sold and securities purchased under agreements to resell	282	319	1,338	1,724
Total interest and dividend income	22,242	23,549	66,941	70,878

Interest expense
Deposits	7,786	9,401	24,794	28,544
Federal Home Loan Bank advances	1,622	1,586	4,420	4,547
Short-term borrowings	337	549	1,241	1,032
Long-term borrowings	821	727	2,545	2,085
Total interest expense	10,566	12,263	33,000	36,208

Net interest income	11,676	11,286	33,941	34,670

Provision for loan losses	4,768	2,385	13,138	3,489
Net interest income after provision for loan losses	6,908	8,901	20,803	31,181

Non-interest income
Service charges on deposit accounts	747	661	2,188	1,960
Investment securities losses, net	(126)	-	(1,128)	-
Fees on mortgage loans originated and sold	176	287	621	1,226
Investment advisory fees	153	-	413	-
Other income	497	1,195	1,445	2,441
Total non-interest income	1,447	2,143	3,539	5,627

Non-interest expense
Salaries and employee benefits	6,045	5,619	18,456	16,820
Net occupancy and equipment expense	2,171	2,041	6,371	5,930
Other expense	3,770	2,702	12,049	7,771
Total non-interest expense	11,986	10,362	36,876	30,521

Income (loss) before income taxes	(3,631)	682	(12,534)	6,287

Income tax expense (benefit)	(1,435)	188	(4,859)	2,210

Net Income (Loss)	$(2,196)	$494	$(7,675)	$4,077

Basic earnings (loss) per common share	$(0.15)	$0.04	$(0.55)	$0.33

Diluted earnings (loss) per common share	$(0.15)	$0.04	$(0.55)	$0.32

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2008	14,310,506	$1,438	$67,171	$31,822	$(713)	$(569)	$99,149
Comprehensive loss:
Net loss				(2,196)			(2,196)
Other comprehensive income, net of tax expense of $366:
Net market valuation adjustment on securities available for sale					501
Add: reclassification adjustment for net losses, net of tax benefit of $47					79
Other comprehensive income, net of tax							580
Comprehensive loss							$(1,616)
Stock-based compensation, related tax effect and other			147				147
Stock dividend declared, 1%			989	(989)			-
Balance, September 30, 2008	14,310,506	$1,438	$68,307	$28,637	$(133)	$(569)	$97,680

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2007	13,078,578	$1,308	$55,635	$46,724	$(1,397)	$-	$102,270
Comprehensive income:
Net income				494			494
Other comprehensive loss, net of tax benefit of $1,001:
Net market valuation adjustment on securities available for sale					(1,586)
Other comprehensive loss, net of tax							(1,586)
Comprehensive income							$(1,092)
Stock-based compensation, related tax effect and other			174				174
The Bank of Venice acquisition			(1)				(1)
Exercise of stock options	11,833	1	69				70
Cash dividends declared, $.0588 per share				(770)			(770)
Balance, September 30, 2007	13,090,411	$1,309	$55,877	$46,448	$(2,983)	$-	$100,651

 Continued

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2008	13,039,759	$1,311	$56,107	$39,151	$240	$(569)	$96,240
Cumulative-effect adjustment for split-dollar life insurance postretirement benefit				(141)			(141)
Comprehensive loss:
Net loss				(7,675)			(7,675)
Other comprehensive loss, net of tax benefit of $231:
Net market valuation adjustment on securities available for sale					(1,077)
Add: reclassification adjustment for net losses, net of tax benefit of $424					704
Other comprehensive loss, net of tax							(373)
Comprehensive loss							$(8,189)
Restricted stock grants, net of 1,418 cancellations	31,530	3	(3)				-
Stock-based compensation, related tax effect and other			470				470
Private placement of common shares	1,224,120	122	9,814				9,936
Exercise of stock options	15,097	2	96				98
Stock dividends declared, 1%			1,823	(1,823)			-
Cash dividends declared, $.0613 per share				(875)			(875)
Balance, September 30, 2008	14,310,506	$1,438	$68,307	$28,637	$(133)	$(569)	$97,680

	Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2007	11,955,766	$1,196	$40,490	$44,620	$	(444)	$-	$85,862
Comprehensive income:
Net income				4,077				4,077
Other comprehensive loss, net of tax benefit of $1,596:
Net market valuation adjustment on securities available for sale						(2,539)
Other comprehensive loss, net of tax								(2,539)
Comprehensive income								$1,538
Restricted stock grants	25,695	3	(3)					-
Stock-based compensation, related tax effect and other			492					492
The Bank of Venice acquisition	963,382	96	13,859					13,955
Exercise of stock options	145,568	14	1,039					1,053
Cash dividends declared, $.1764 per share				(2,249)				(2,249)
Balance, September 30, 2007	13,090,411	$1,309	$55,877	$46,448		$(2,983)	$-	$100,651

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(7,675)	$4,077
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,045	2,455
Provision for loan losses	13,138	3,489
Deferred income tax benefit	(2,785)	(731)
Investment securities net realized gains	(1,055)	-
Write-down of investment securities	2,183	-
Stock-based compensation	542	478
Other	(297)	(963)
Mortgage loans originated for sale	(38,541)	(77,772)
Proceeds from sales of mortgage loans	41,152	80,353
Fees on mortgage loans sold	(616)	(1,217)
Increase in accrued interest receivable and other assets	(3,504)	(2,347)
Increase (decrease) in accrued interest payable and other liabilities	2,693	(2,042)
Net cash provided by operating activities	8,280	5,780

Cash flows from investing activities:
Purchases of investment securities available for sale	(93,426)	(48,789)
Sales of investment securities available for sale	34,989	-
Repayments of principal and maturities of investment securities available for sale	30,461	15,359
Acquisition of Naples Capital Advisors business	(1,378)	-
Cash equivalents acquired from The Bank of Venice	-	10,176
Cash paid for The Bank of Venice	-	(866)
Net purchase of FHLB stock	(1,943)	(1,123)
Loans originated or acquired, net of principal repayments	(107,808)	11,701
Purchases of premises and equipment	(665)	(3,561)
Proceeds from sale of loans	-	624
Proceeds from sale of premises, equipment and intangible assets	29	1,822
Net cash used in investing activities	(139,741)	(14,657)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	(73,909)	7,227
Net increase (decrease) in time deposits	137,148	(74,982)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(1,570)	52,878
Increase in short term FHLB advances	25,000	10,000
Increase in long term FHLB advances	92,900	60,000
Repayment of long term FHLB advances	(75,000)	(50,000)
Repayment of notes payable	-	(4,000)
Income tax effect related to stock-based compensation	(61)	11
Net proceeds from issuance of common shares	10,023	1,053
Cash dividends paid	(1,674)	(2,183)
Net cash provided by financing activities	112,857	4

Net decrease in cash and cash equivalents	(18,604)	(8,873)
Cash and cash equivalents at beginning of period	71,059	55,552
Cash and cash equivalents at end of period	$52,455	$46,679
Supplemental disclosures of cash flow:
Interest	$34,411	$39,177
Income taxes	125	3,143
Fair value of noncash assets acquired	-	68,458
Fair value of liabilities assumed	-	63,882
Fair value of common stock and stock options issued	-	13,992

Supplemental disclosure of non cash transaction:
Financing of sale of premises to third party	$60	$-
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

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank, The Bank of Venice (subsequent to its acquisition on April 30, 2007), and Naples Capital Advisors, Inc. (“NCA”; subsequent to its acquisition on January 2, 2008) collectively known as the Company.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain amounts previously reported on have been reclassified to conform to the current period presentation. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of the two one percent stock dividends distributed July 17, 2008 and October 10, 2008 to shareholders of record on July 7, 2008 and September 30, 2008, respectively.

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

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  In general, commercial, commercial real estate and residential real estate loans are individually evaluated for impairment.  If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and indirect auto loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

    In October 2008, the FASB issued Staff Position (FSP) 157-3 “Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active.” This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The impact of adoption was not material.

Note 2 – Investment Securities
The amortized cost and estimated fair value of investment securities available for sale at September 30, 2008 and December 31, 2007 are presented below:
	September 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$39,761	$318	$6	$40,073
States and political subdivisions—tax exempt	7,751	3	62	7,692
States and political subdivisions—taxable	2,408	2	48	2,362
Marketable equity securities	269	51	-	320
Mortgage-backed securities	134,668	841	1,065	134,444
Corporate bonds	2,869	-	499	2,370
Collateralized debt obligations	9,883	528	276	10,135
	$197,609	$1,743	$1,956	$197,396

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$72,482	$1,245	$66	$73,661
States and political subdivisions—tax exempt	9,629	6	51	9,584
States and political subdivisions—taxable	2,495	1	21	2,475
Marketable equity securities	1,224	-	-	1,224
Mortgage-backed securities	60,161	295	296	60,160
Corporate bonds	2,865	-	100	2,765
Collateralized debt obligations	11,110	-	622	10,488
	$159,966	$1,547	$1,156	$160,357

Note 3 – Loans
Major classifications of loans are as follows:
	September 30, 2008	December 31, 2007
Real estate mortgage loans:
Commercial	$666,263	$612,084
Residential	191,132	112,138
Farmland	13,541	11,361
Construction and vacant land	155,465	168,595
Commercial and agricultural loans	65,987	72,076
Indirect auto dealer loans	91,639	117,439
Home equity loans	30,141	21,820
Other consumer loans	11,291	12,154
Total loans	1,225,459	1,127,667

Net deferred loan costs	1,722	1,489
Loans, net of deferred loan costs	$1,227,181	$1,129,156

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 follows:

	Nine Months Ended September 30,
	2008	2007
Balance, January 1	$14,973	$9,581
Acquisition of The Bank of Venice	-	667
Provision for loan losses charged to expense	13,138	3,489
Loans charged off	(10,136)	(2,388)
Recoveries of loans previously charged off	60	264
Balance, September 30	$18,035	$11,613

    Nonacccrual loans were as follows:
	As of September 30, 2008		As of June 30, 2008		As of December 31, 2007
Loan Type	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential *	24	$4,639	27	$5,207	13	$4,442
Commercial and agricultural	1	236	3	331	4	293
Commercial real estate	11	6,822	5	1,532	4	2,619
Commercial land development	3	13,616	4	13,954	-	-
Residential land development	-	-	-	-	1	2,686
Participations in residential loan pools *	-	-	-	-	9	1,246
Government guaranteed loan	2	349	1	343	1	1,641
Indirect auto, direct auto and consumer loans	108	1,323	95	1,234	238	3,159
		$26,985		$22,601		$16,086
________
*	Our ownership in the nine loan pools was exchanged for an equivalent value of 10 specific loans from the loan pools during the first quarter.

Impaired loans were as follows:

	September 30, 2008	June 30, 2008	December 31, 2007
Loans with no allocated allowance for loan losses	$7,889	$5,958	$4,448
Loans with allocated allowance for loan losses	27,416	18,107	3,748
Total	$35,305	$24,065	$8,196

Amount of the allowance for loan losses allocated	$3,820	$2,258	$1,401

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Note 5 – Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three and nine months ended September 30, 2008 and 2007:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic	14,210,210	13,024,620	13,898,424	12,540,195
Dilutive effect of options outstanding	-	129,551	-	177,349
Dilutive effect of restricted stock awards	-	7,031	-	10,199
Dilutive effect of warrants	-	-	-	-
Diluted	14,210,210	13,161,202	13,898,424	12,727,743

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Anti-dilutive stock options	636,876	280,171	574,182	245,917
Anti-dilutive restricted stock awards	57,997	35,803	55,757	1,698
Anti-dilutive warrants	1,224,120	-	924,791	-

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios. These minimum ratios along with the actual ratios for the Company and the Banks as of September 30, 2008 and December 31, 2007, are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2008 Actual	December 31, 2007 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥ 4.0%	7.6%	8.4%
TIB Bank	≥ 5.0%	≥ 4.0%	7.3%	7.8%
The Bank of Venice	≥ 5.0%	≥ 4.0%	9.9%	11.9%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	9.4%	10.0%
TIB Bank	≥ 6.0%	≥ 4.0%	9.0%	9.2%
The Bank of Venice	≥ 6.0%	≥ 4.0%	13.4%	15.5%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	10.7%	11.3%
TIB Bank	≥ 10.0%	≥ 8.0%	10.2%	10.4%
The Bank of Venice	≥ 10.0%	≥ 8.0%	14.6%	16.7%

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Note 7. – Acquisition

The Company completed the acquisition of Naples Capital Advisors, Inc., a registered investment advisor, on January 2, 2008 in exchange for consideration consisting of $1,333 in cash upon consummation and up to $148 in cash on each of the first three annual anniversaries of NCA or a subsidiary of the Company receiving a trust department license under the Florida Financial Institutions Codes subject to NCA achieving certain total revenue milestones. Under the purchase method of accounting, the assets and liabilities of NCA were recorded at their respective estimated fair values as of January 2, 2008 and are included in the accompanying balance sheet as of September 30, 2008. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Goodwill and other intangible assets identified were approximately $1,238 as of September 30, 2008.

The acquisition of NCA spearheads the Company’s entry into a new business line of private banking and wealth management that began operations in the first quarter of 2008. With $91 million of assets under advisement, NCA has an existing client base, established operations and presence in the market and revenue to support further growth and expansion.

In early November, the Company received regulatory approval to commence trust operations.

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

Valuation of collateralized debt securities

As of September 30, 2008, the Company owned three collateralized debt obligations where the underlying collateral is comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. The company also owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the yield at issuance of similarly rated classes of comparably structured collateralized debt obligations. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and varying assumptions of estimated future defaults of issuers. The valuation approach for the real estate industry collateralized securities did not change during the third quarter of 2008. Management changed the valuation approach during the second quarter of 2008 of the collateralized debt obligation collateralized by trust preferred securities of banks and insurance companies because there were no longer observable level 2 inputs available. Therefore, custom discounted cash flow modeling was also employed during the third quarter to estimate the fair value of this security (Level 3 inputs).

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

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
 (Dollars in thousands except for share and per share amounts)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$197,396	$-	$187,261	$10,135

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2008 and still held at September 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Collateralized Debt Obligations
Beginning balance, June 30, 2008	$9,873
Included in earnings – other than temporary impairment	(271)
Included in other comprehensive income	533
Ending balance September 30, 2008	$10,135

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008 and still held at September 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Collateralized Debt Obligations
Beginning balance, January 1, 2008	$6,111
Included in earnings – other than temporary impairment	(1,227)
Included in other comprehensive income	533
Transfer in to Level 3	4,718
Ending balance, September 30, 2008	$10,135

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$23,596	$-	$-	$23,596

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $27,416, with a valuation allowance of $3,820, resulting in specific allocations of the allowance for loan losses of $1,876 for the third quarter of 2008 and $3,798 for the nine months ended September 30, 2008. The amounts of the specific allocations for impairment are considered in the overall determination of the reserve and provision for loan losses.

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2008, and statements of operations for the three months and nine months ended September 30, 2008.  Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2008. TIB Financial’s results of operations during 2008 include the operations of The Bank of Venice and Naples Capital Advisors subsequent to their acquisitions on April 30, 2007 and January 2, 2008, respectively.

Quarterly Summary
For the third quarter of 2008, the Company reported a net loss of $2.2 million compared to net income of $494,000 for the third quarter of 2007. On a per share basis, the net loss was $0.15 for the 2008 quarter, compared to diluted net income of $0.04 for the comparable 2007 quarter.

The net loss for the third quarter of 2008, compared to net income during the third quarter of 2007, was due to the increased provision for loan losses, higher non-interest expenses, a lower net interest margin and lower non-interest income.

In response to a variety of factors including the overall growth of the loan portfolios, continued contraction of economic activity in local markets and net charge–offs resulting primarily from the indirect loan portfolio, the third quarter results include a provision for loan losses of $4.8 million. The provision reflects net charge-offs of $3.4 million and an increase in the reserve for loan losses of $1.4 million, to $18.0 million, or 1.47% of loans at September 30, 2008.

TIB Financial also reported total assets of $1.56 billion as of September 30, 2008, representing 8% asset growth from December 31, 2007. Total loans increased $97.8 million, or 9%, compared to $1.13 billion at December 31, 2007. Total deposits of $1.11 billion as of September 30, 2008 increased $63.2 million, or 6%, from December 31, 2007.

As we aggressively address the challenges presented by the current economic and operating environment we continue to focus on new business initiatives, improvement of operating performance and resolution of nonperforming assets. Significant developments are outlined below.

·
Our expanded complement of commercial and residential mortgage loan officers increased loan production with commercial real estate loans increasing $20.0 million and  residential mortgages increasing $17.4 million during the quarter.

·
Under challenging and declining investment markets, Naples Capital Advisors established new investment management accounts with an aggregate value of $7 million. However, due to the drop in the U.S. and global stock markets, the market value of assets under management by the firm dropped to $91 million as of quarter end.

·	The private banking group contributed $6.7 million in net new relationship-based deposits and a $1.1 million net increase in loans during the quarter.
·
Our indirect auto loan portfolio declined $7.6 million during the quarter to $91.6 million, or 7% of total loans. Non-performing loans in this business segment remained relatively flat at $1.3 million in comparison to $1.2 million at June 30, 2008 and were significantly lower than the $3.7 million at March 31, 2008. The ongoing restructuring of the auto finance operations has resulted in significant resolution of non-performing loans and disposition of repossessed vehicles. As part of our restructuring, we established internal collections and disposition functions during the quarter and we no longer utilize an outside third party for these functions. We believe this change will improve our management and control of collections and vehicle dispositions in the future. Charge-offs during the quarter declined 31% to $2.7 million, compared to $4.0 million in the second quarter, and repossessed vehicles declined to $635,000 from $2.7 million at the beginning of the quarter.

·
Nonaccrual loans increased during the quarter by $4.4 million, comprised principally of two separate commercial real estate loan relationships of $2.3 million each. Non-performing loans of $27.0 million have remained relatively flat since the first quarter of the year. We continue to aggressively pursue resolution of these loans.

·
The net interest margin declined to 3.18% during the quarter, in comparison to the 3.25% in the second quarter, due to the higher level of nonaccrual loans which reduced the  margin by 4 basis points, the seasonal outflow of lower cost transaction accounts and significantly elevated deposit pricing competition. The intense demand for liquidity and the high level of uncertainty in the global financial system continued to adversely impact our cost of funding.

The increase in nonperforming loans during the quarter was due principally to two commercial real estate mortgage loans. The first loan, for $2.3 million, represents a mortgage on a mixed use office-retail building for which we negotiated with the borrower to receive a deed-in-lieu of foreclosure. In October, we received the deed and plan to employ the building in our banking operations. We have two leased facilities in the area with leases expiring early next year and we plan to move our personnel and some back office operations to this new building, thereby reducing operating and occupancy costs in 2009. The second loan, to a different borrower, financed the acquisition and improvement of existing condominium units. Due to delays in completion of improvements and changed market conditions, the loan has matured. We are currently in negotiations with the borrower to restructure the loan. The negotiations may not be successful and we may have to proceed to foreclosure.

Three Months Ended September 30, 2008 and 2007:

Results of Operations

For the third quarter of 2008, our operations resulted in a net loss of $2.2 million compared to net income of $494,000 in the previous year’s quarter.  On a per share basis, the net loss was $0.15 for the 2008 quarter as compared to basic and diluted earnings per share of $0.04 for the comparable 2007 quarter.

Annualized loss on average assets for the third quarter of 2008 was 0.56% compared to a return on average assets of 0.14% for the third quarter of 2007.  Loss on average shareholders’ equity was 8.77% for the third quarter of 2008 while the return on average shareholders’ equity was 1.93% for the same quarter of 2007.

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

Net interest income was approximately $11.7 million for the three months ended September 30, 2008, an increase from the $11.3 million reported for the same period last year, due principally to balance sheet growth, partially offset by the decline in the net interest margin to 3.18% from 3.52%. The $1.3 million decrease in interest and dividend income for the third quarter of 2008 over the third quarter of 2007 was mainly attributable to decreased average rates on loan balances due primarily to the 325 basis point decrease in the prime and fed funds sold rates combined with a higher level of non-performing loans.  Offsetting this decline were decreases in the interest cost of transaction accounts and short-term borrowings due to commensurate decreases in interest rates.  Increases in balances led to an increase in interest expense on time deposits and long-term borrowings. Interest expense on short term borrowings decreased due to decreases in interest rates, partially offset by increased balances.

Interest rates during the third quarter of 2008 were significantly lower than the prior year period due to highly stimulative monetary policies undertaken by the Federal Reserve beginning in the third quarter of 2007. As a result of the actions taken by the Federal Reserve, the prime rate declined from 8.25% in the third quarter of 2007 to 5.00% in April 2008.

Due to the rapid and significant decline in the prime rate and the overall interest rate environment, the yield on our loans declined 119 basis points and the yield of our interest earning assets declined 129 basis points in the third quarter of 2008 compared to the third quarter of 2007. Similarly, our deposit liability and total interest bearing liability costs declined 113 and 124 basis points for the same periods, respectively.

We were unable to reduce the cost of our CDs and other interest rate sensitive deposits and funding sources as quickly and to the same magnitude as the reductions in our interest earning assets due to the different term structure and interest rate sensitivity of our liabilities. As a consequence, our net interest margin declined 34 basis points compared to the third quarter of 2007.

Due to the turmoil in financial markets that persisted since the third quarter of 2007, we maintained a significantly higher level of liquidity as reflected in our higher average balance of investment securities and federal funds sold. This higher level of lower yielding assets also reduced the net interest margin during the period.

Going forward, we expect short term market interest rates to continue to decrease (the Federal Reserve decreased the target federal funds rate by 100 basis points in October) resulting in an additional decline in loan yields followed by a period of stability. We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan yields, or they could increase due to strong demand in the financial markets and banking system for liquidity which is reflected in elevated pricing competition for deposits. In the current interest rate environment, we believe that our interest margin will continue to be under pressure. The predominant driver to increase net interest income is and will continue to be the growth of our balance sheet. Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be less in extent than the relative impact of earning asset growth.

On the basis of economic and financial market conditions that we observed during the second quarter of 2008, we began to shorten the maturity structure of our interest bearing liabilities by increasing the amount of FHLB borrowings with maturities of one month and by originating wholesale CD deposits with terms of  3 months to 6 months. This tactic was initiated to generate lower cost and shorter-term liabilities to improve our net interest margin and position our balance sheet for stable or declining short-term interest rates. This position was maintained through the third quarter and at September 30, 2008, we have $75 million of FHLB borrowings that mature monthly and over $80 million of wholesale CDs that have original maturities of 3 months to 6 months. This increased level of shorter-term liabilities should partially offset the further decline in short-term interest rates in October. See Asset and Liability Management for a more in depth discussion of our management of changes in interest rates and interest rate risk.

Provision for Loan Losses
The provision for loan losses increased to $4.8 million in the third quarter of 2008 compared to $2.4 million in the comparable prior year period. Due to the weakening economic environment, we began increasing certain quantitative and qualitative economic risk factors employed in estimating the allowance for loan losses during the second quarter of 2006. We further increased these factors during each quarter of 2007 and 2008. The higher provision for loan losses in 2008 reflects continued local economic contraction. While there has been an increase in the number of real estate unit sales as compared to the prior year period, the impact of foreclosures and distressed sales is impacting the value of real estate and the economy broadly. Additionally, we experienced higher levels of nonperforming loans and delinquencies and higher levels of net charge-offs. An additional component of the increased provision was the increase in total loans outstanding of $28.6 million, or 2%, during the third quarter of 2008. Net Charge-offs were $3.4 million, or 1.10% of average loans on an annualized basis, during the three months ended September 30, 2008, compared to $721,000, or 0.26% of average loans on an annualized basis, for the same period in 2007. The charge-offs resulting from the indirect loan portfolio were $2.7 million and $615,000 in the third quarter of 2008 and 2007, respectively.  Our provision for loan losses in future periods will be influenced by the loss potential of nonperforming loans and net charge offs, which cannot be reasonably predicted.

The indirect loan portfolio experienced uncharacteristically sharp increases, beyond our historical experience, in delinquencies beginning in the second half of 2007. This increase in delinquency reflects, in part, the significant increase in unemployment in the Fort Myers, Lee County area where our indirect auto loans are concentrated. In response, our collection and liquidation operations accelerated dramatically, resulting in substantially all of our vehicles being disposed of through wholesale rather than retail channels. Contemporaneously, the market for used vehicles became increasingly saturated and a surge in fuel prices reduced demand for used vehicles, and especially so for the less fuel efficient vehicles like light trucks and sport utility vehicles. These factors combined to lower our realization upon disposition on a per vehicle basis and increase the volume and severity of the losses incurred during the first nine months of 2008.

Indirect Loan Portfolio Statistics
	As of or For the Quarter Ended
(Dollars in thousands)	Sept 2008	June 2008	Mar 2008	Dec 2007	Sept 2007
30-89 days delinquent	$3,782	$2,193	$2,682	$3,702	$3,647
Non Accrual	$1,317	$1,220	$3,543	$3,135	$1,708
Total delinquencies	5.56%	3.44%	5.55%	5.82%	4.20%
Net charge offs for the quarter	$2,707	$3,951	$1,662	$1,199	$615
Net (gain)/loss on disposition of vehicles	$149	$(55)	$1,208	$650	$134
Number of vehicles sold during the quarter	314	271	245	137	110
Collection costs incurred during the quarter	$331	$306	$240	$265	$155

Recent increases in 30-89 days delinquency in the third quarter of 2008 and continuing into October may result in higher levels of nonperforming loans and repossessed vehicles, which may cause an increase in charge-offs and collection costs in future periods.  We continuously monitor and actively manage the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, both individual and business customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend may continue in the near term. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

  Non-interest Income
        Non-interest income was $1.4 million for the third quarter compared to $2.1 million reported in the third quarter of last year.  The decline is primarily due to a $702,000 gain from the sale of a bank building recorded during the third quarter of 2007.  Higher deposit service charges offset lower fees due to lower origination and sales of residential loans in the secondary market.  Naples Capital Advisors generated $153,000 of investment advisory fees during the period, up 13% over the prior quarter.

Non-interest Expense
        Non-interest expense for the third quarter of 2008 was $12.0 million.  This represented a 16% increase over the prior year period which totaled $10.4 million. This increase includes approximately $250,000 attributable to the operations of Naples Capital Advisors, Inc.

Salary and employee benefits increased $426,000 in the third quarter of 2008 relative to the third quarter of 2007. Naples Capital Advisors, Inc. represents approximately $168,000 of the increase.  Severance costs associated with the elimination of certain employee positions accounted for approximately $149,000 of the third quarter 2008 increase.  The balance of the increase reflects cost of living adjustments and merit increases for our employees.

For the third quarter of 2008 there was a $130,000 increase in occupancy expense as compared to the third quarter of 2007.  The third quarter of 2008 includes approximately $139,000 of increased occupancy costs due to vacating a leased facility. Excluding this one-time cost, occupancy expense would have been lower than the third quarter of 2007. We continue to focus on consolidating our facilities and containing operating costs.

The $1.07 million increase in other expense resulted in part from our indirect lending operations and its restructuring including approximately $176,000 of increased collection costs.  The increase also reflects $390,000 in expenses and write-downs related to other real estate owned and $367,000 in increased legal and professional fees related to collections of other loans. Other expense includes a charitable contribution of approximately $85,000 expressing our commitment to and reinvestment in the community by funding the construction of affordable local housing.

Nine Months Ended September 30, 2008 and 2007:

Results of Operations

For the first nine months of 2008, our operations resulted in a net loss of $7.68 million compared to net income of $4.08 million in the comparable prior year period.  On a per share basis, the net loss was $0.55 for the 2008 period as compared to diluted earnings per share of $0.32 for the comparable 2007 period.

Annualized loss on average assets for the first nine months of 2008 was 0.67% compared to a return on average assets of 0.40% for the first nine months of 2007.  Loss on average shareholders’ equity was 10.18% for the first nine months of 2008 while the return on average shareholders’ equity was 5.72% for the same period of 2007.

Net Interest Income
Net interest income was approximately $33.9 million for the nine months ended September 30, 2008, a decline from the $34.7 million reported for the prior year period. The decline in net interest income in the first nine months of 2008 compared to the first nine months of 2007 is due principally to a decline in the net interest margin to 3.19% from 3.66%, respectively. A $3.9 million decrease in interest and dividend income for the first nine months of 2008 over the first nine months of 2007 was mainly attributable to decreased average rates on loans due principally to the 325 basis point decrease in the prime and fed funds sold rates combined with a higher level of non-performing loans.  Partially offsetting this decline were decreases in the interest cost of transaction accounts due to decreases in rates and balances.  Increases in balances led to an increase in interest expense on time deposits, short-term borrowings and FHLB advances and long-term borrowings, which more than offset the effect of lower interest rates paid.

The interest rate environment during the first nine months of 2008 was significantly lower than the prior year period due to highly stimulative monetary policies undertaken by the Federal Reserve beginning in the third quarter of 2007. As a result of the actions taken by the Federal Reserve, the prime rate declined from 8.25% to 5.00% by April 2008.

Due to the rapid and significant decline in the prime rate and the overall interest rate environment, the yield on our loans declined 112 basis points and the yield of our interest earning assets declined 119 basis points in the nine months of 2008 compared to the same period in 2007. Similarly our deposit liability and total interest bearing liability costs declined 88 and 97 basis points for the same periods, respectively.

Due to a high level of demand for liquidity in the global financial system and competitive pressures in our local markets, we were unable to reduce the cost of our CDs and other interest rate sensitive deposits and funding sources as quickly and to the same magnitude as the reductions in our interest earning assets. As a consequence, our net interest margin declined 47 basis points.

Due to the turmoil in financial markets that persisted since the third quarter of 2007, we maintained a significantly higher level of liquidity as reflected in our higher average balance of investment securities and federal funds sold. This higher level of lower yielding assets also reduced the net interest margin during the period.

Going forward, we expect market short-term interest rates to continue to decline in the near term (the Federal Reserve decreased the target federal funds rate by 100 basis points in October), resulting in an additional decline in loan yields followed by a period of stability. We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan yields, or they could increase due to strong demand in the financial markets and banking system for liquidity which is reflected in elevated pricing competition for deposits. In the current interest rate environment, we believe that our interest margin will continue to be under pressure. The predominant driver to increase net interest income is and will continue to be the growth of our balance sheet. Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be less in extent than the relative impact of earning asset growth.

On the basis of economic and financial market conditions that we observed during the second quarter of 2008, we began to shorten the maturity structure of our interest bearing liabilities by increasing the amount of FHLB borrowings with maturities of one month and by originating wholesale CD deposits with terms of 3 months to 6 months. This tactic was initiated to generate lower cost and shorter-term liabilities to improve our net interest margin and position our balance sheet for stable or declining short-term interest rates. This position was maintained through the third quarter and at September 30, 2008, we have $75 million of FHLB borrowings that mature monthly and over $80 million of wholesale CDs that have original maturities of 3 months to 6 months. This increased level of shorter-term liabilities should partially offset the further decline in short-term interest rates in October. See Asset and Liability Management for a more in depth discussion of our management of changes in interest rates and interest rate risk.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the nine months ended September 30, 2008 and September 30, 2007.

	2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,172,173	$59,148	6.74%	$1,080,188	$63,532	7.86%
Investment securities (2)	174,337	6,209	4.76%	141,958	5,489	5.17%
Interest-bearing deposits in other banks	2,478	50	2.71%	393	15	5.10%
Federal Home Loan Bank stock	9,370	330	4.71%	8,220	367	5.97%
Federal funds sold and securities sold under agreements to resell	69,795	1,338	2.56%	43,892	1,724	5.25%
Total interest-earning assets	1,428,153	67,075	6.27%	1,274,651	71,127	7.46%

Non-interest-earning assets:
Cash and due from banks	19,165			20,711
Premises and equipment, net	37,650			36,132
Allowance for loan losses	(15,623)			(9,675)
Other assets	53,939			39,793
Total non-interest-earning assets	95,131			86,961
Total assets	$1,523,284			$1,361,612

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$183,947	$2,601	1.89%	$153,503	$3,870	3.37%
Money market	164,444	3,128	2.54%	190,660	6,018	4.22%
Savings deposits	50,232	436	1.16%	55,145	688	1.67%
Time deposits	559,959	18,629	4.44%	481,933	17,968	4.98%
Total interest-bearing deposits	958,582	24,794	3.45%	881,241	28,544	4.33%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	229,503	5,661	3.29%	163,582	5,579	4.56%
Long-term borrowings	63,000	2,545	5.40%	34,406	2,085	8.10%
Total interest-bearing liabilities	1,251,085	33,000	3.52%	1,079,229	36,208	4.49%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	151,566			167,642
Other liabilities	19,930			19,472
Shareholders’ equity	100,703			95,269
Total non-interest-bearing liabilities and shareholders’ equity	272,199			282,383
Total liabilities and shareholders’ equity	$1,523,284			$1,361,612

Interest rate spread (tax equivalent basis)			2.75%			2.97%
Net interest income (tax equivalent basis)		$34,075			$34,919
Net interest margin (3) (tax equivalent basis)			3.19%			3.66%

_______
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income
The table below details the components of the changes in net interest income for the nine months ended September 30, 2008 and September 30, 2007.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.
	2008 Compared to 2007 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$5,122	$(9,506)	$(4,384)
Investment securities (2)	1,179	(459)	720
Interest-bearing deposits in other banks	45	(10)	35
Federal Home Loan Bank stock	47	(84)	(37)
Federal funds sold and securities purchased under agreements to resell	739	(1,125)	(386)
Total interest income	7,132	(11,184)	(4,052)

Interest expense
NOW accounts	663	(1,932)	(1,269)
Money market	(743)	(2,147)	(2,890)
Savings deposits	(57)	(195)	(252)
Time deposits	2,721	(2,060)	661
Short-term borrowings and FHLB advances	1,879	(1,797)	82
Long-term borrowings	1,320	(860)	460
Total interest expense	5,783	(8,991)	(3,208)

Change in net interest income	$1,349	$(2,193)	$(844)
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

Provision for Loan Losses
       The provision for loan losses increased to $13.1 million in the first nine months of 2008 compared to $3.5 million in the comparable prior year period. Due to the weakening economic environment, we began increasing certain quantitative and qualitative economic risk factors employed in estimating the allowance for loan losses during the second quarter of 2006. We further increased these factors during each quarter of 2007 and 2008. The higher provision for loan losses in 2008 reflects continued local economic contraction, evidenced by increased unemployment levels, especially in the greater Fort Myers, Florida area where we have a concentration of indirect auto loan exposure. While there has been an increase in the number of real estate unit sales as compared to the prior year period, the impact of foreclosures and distressed sales is impacting the value of real estate and economy broadly. Additionally, we experienced increased levels of nonperforming loans and delinquencies and higher levels of net charge-offs.  An additional component of the increased provision was the increase in total loans outstanding of $97.8 million, or 9%, during the first nine months of 2008. Net Charge-offs were $10.1 million, or 1.15% of average loans on an annualized basis, during the nine months ended September 30, 2008, compared to $2.1 million, or 0.26% of average loans on an annualized basis, for the same period in 2007. The net charge-offs resulting from the indirect loan portfolio were $8.3 million and $1.6 million in the first nine months of 2008 and 2007, respectively. Recent increases in 30-89 days delinquency of indirect loans in the third quarter and continuing into October may result in higher levels of nonperforming loans and repossessed vehicles, which may cause an increase in charge-offs and collection costs in future periods.

We continuously monitor and actively manage the credit quality of the loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, both individual and business customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend may continue in the near term. Consequently, we may experience higher levels of delinquent and nonperforming loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

Non-interest Income
Non-interest income for the first nine months of 2008 was $3.5 million.  This represented a $2.1 million, or 37%, decrease over the comparable prior year period which totaled $5.6 million.  The decrease was primarily attributable to the $2.2 million write-down of investment securities partially offset by gains of $1.1 million realized from the sale of investment securities. In addition a gain of approximately $254,000 from the disposition of land and a gain of approximately $702,000 from the disposition of an office building were included in other income reported in the first nine months of 2007. Also contributing to the decline were lower fees on mortgage loans originated and sold due to lower sales of residential loans in the secondary market and a greater proportion of our residential loan production being held in our portfolio.  Investment advisory fees from Naples Capital Advisors, Inc. contributed approximately $413,000 to the current year total.

Non-interest Expense
Non-interest expense for the first nine months of 2008 was $36.9 million.  This represented a 21% increase over the prior year period which totaled $30.5 million. This increase included a $1.4 million increase resulting from the operations of The Bank of Venice and $788,000 resulting from the operations of Naples Capital Advisors, Inc. The overall increase also reflected increased costs and losses of approximately $2.0 million attributable to our indirect lending operations.

Salary and employee benefits increased $1.6 million in the first nine months of 2008 relative to the first nine months of 2007. The Bank of Venice represents approximately $565,000 of the increase in this caption and Naples Capital Advisors, Inc. represents approximately $525,000 of the increase.  Additionally, approximately $378,000 of severance costs associated with the elimination of certain employee positions were incurred in the first nine months of 2008.

For the first nine months of 2008 there was a $441,000 increase in occupancy expense as compared to the first nine months of 2007. This increase is primarily due to a $402,000 increase of occupancy related costs from the operations of The Bank of Venice. Costs increased approximately $202,000 due to vacating a leased facility partially offset by approximately a $70,000 decrease in communications expenses as we continue to focus on consolidating our facilities and containing operating costs

The $4.3 million increase in other expense resulted primarily from our indirect lending operations and its restructuring including $1.0 million in write-downs of repossessed vehicles and related assets and approximately $1.0 million of consulting and collections fees and costs. The increase also includes $442,000 increase of operating costs for The Bank of Venice which was acquired April 30, 2007, $740,000 of expenses relating to and valuation allowances recorded against other real estate owned and a $492,000 increase in FDIC deposit insurance.  Other expense includes a charitable contribution of approximately $85,000 expressing our commitment to and reinvestment in the community by funding the construction of affordable local housing.

Balance Sheet
Total assets at September 30, 2008 were $1.56 billion, an increase of $118.7 million or 8%, from total assets of $1.44 billion at December 31, 2007.  Total loans outstanding increased $98.0 million, or 9%, to $1.23 billion during the first nine months of 2008 from year end 2007.  Also, in the same period, investment securities increased $37.0 million. As the overall Company continues to experience growth, securities are purchased to maintain appropriate levels of liquid assets on the balance sheet.

At September 30, 2008, advances from the Federal Home Loan Bank were $182.9 million, a $42.9 million increase from $140.0 million at December 31, 2007.  Total deposits of $1.11 billion as of September 30, 2008 increased $63.2 million, or 6%, from December 31, 2007.

Shareholders’ equity totaled $97.7 million at September 30, 2008, increasing $1.4 million from December 31, 2007. This increase is primarily due to the private placement of 1.2 million shares of common stock on March 7, 2008 resulting in gross proceeds of approximately $10.1 million. Book value per share decreased to $6.83 at September 30, 2008 from $7.38 at December 31, 2007.  The Company declared a 1% stock dividend in the second and third quarters of 2008 and a quarterly cash dividend of $0.0613 per share in the first quarter of 2008 and $0.0588 per share in each of the first three quarters of 2007.

Investment Securities
During the first quarter of 2008, we realized net gains of $910,000 relating to sales of approximately $25.0 million of available for sale securities. During the third quarter, we realized net gains of $146,000 relating to sales of $20.7 million of additional securities.  The reinvestment of the proceeds and additional investment resulted in a $37.0 million increase in investment securities to $197.4 million. The sales of securities reflect a restructuring of a portion of the portfolio to reduce interest rate risk by reducing duration while reinvesting in a comparably yielding mix of investment securities with a shorter duration. During the first nine months of 2008, non-cash impairment charges of $2.2 million were recognized relating to an equity security and three collateralized debt obligation securities. No gains or losses were recognized during the first nine months of 2007.

As previously described in the Annual Report on Form 10-K for 2007, the company owns three collateralized debt obligation investment securities aggregating $10.0 million in par value that were written down to $6.1 million as of December 31, 2007. The underlying assets in the three collateralized debt obligations are comprised primarily of corporate debt obligations of homebuilders, REITs and real estate companies and commercial mortgage backed securities. These securities are floating rate securities which were rated “A” or better by an independent and nationally recognized rating agency at the time of our purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade, and the amount of unrealized loss, we concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value. During the first quarter of 2008, these securities were placed on nonaccrual and as of September 30, 2008, these securities remain on nonaccrual.

As of June 30, 2008, the estimated fair value of these securities declined to $5.2 million due to the occurrence of additional defaults by certain underlying issuers and lower projected cash flows. During July 2008, these securities were further downgraded by a nationally recognized rating agency. Due to the ratings downgrade and the amount of unrealized loss resulting from a projection of lower expected cash flows, the company concluded that the additional loss of value was other than temporary under generally accepted accounting principles and wrote-down these investment securities by $1.0 million to their estimated fair value in the second quarter. As additional defaults by certain underlying issuers occurred in two of these securities during the third quarter, additional non-cash write downs of $271,000 were recognized.

Conversely, the third security did not experience additional defaults during the third quarter that impacted its estimated fair value. Accordingly, the estimates of cash flows for this security improved and resulted in the recognition of unrealized gains of approximately $528,000. As these securities are not readily marketable and there have been no observable transactions involving substantially similar securities, estimates of future cash flows, levels and timing of future default and assumptions of applicable discount rates are highly subjective and have a material impact on the estimated fair value of these securities. These estimates may fluctuate significantly from period to period based upon actual occurrence of future events of default, recovery, and changes in expectations of assumed future levels of default and discount rates applied.

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

Combined, the impairment and write-down of these securities resulted in the recognition of a non-cash charge of $2.2 million during the nine months ended September 30, 2008. We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the market value of these or other securities may result in additional impairment charges which may be material to the financial condition and results of operations of the Company.

Loan Portfolio Composition

Two of the most significant components of our loan portfolio are classified in the notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$111,062	17%	$103,937	17%
1-4 Family and Multi Family	96,812	14%	76,339	13%
Hotels/Motels	91,362	14%	86,909	14%
Guesthouses	85,185	13%	81,817	13%
Office Buildings	98,432	15%	97,633	16%
Retail Buildings	72,181	11%	64,819	11%
Restaurants	48,744	7%	37,186	6%
Marinas/Docks	20,112	3%	20,364	3%
Warehouse and Industrial	28,860	4%	29,958	5%
Other	13,513	2%	13,122	2%
Total	$666,263	100%	$612,084	100%

	September 30, 2008		December 31, 2007
	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition
Construction:
Residential – owner occupied	$20,579	13%	$20,620	12%
Residential – commercial developer	14,017	9%	36,107	21%
Commercial structure	23,153	15%	14,367	9%
	57,749	37%	71,094	42%
Land:
Raw land	25,909	17%	25,890	15%
Residential lots	13,577	9%	16,775	10%
Land development	19,360	12%	19,818	12%
Commercial lots	38,870	25%	35,018	21%
Total land	97,716	63%	97,501	58%

Total	$155,465	100%	$168,595	100%

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

 Non-performing assets are as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Total non-accrual loans (a)	$26,985	$16,086
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	26,985	16,086

Non-accrual investment securities (b)	5,411	3,154
Repossessed personal property (primarily indirect auto loans)	635	3,136
Other real estate owned	4,648	1,846
Other assets (c)	2,073	2,915
Total non-performing assets	$39,752	$27,137

Allowance for loan losses	$18,035	$14,973

Non-performing assets as a percent of total assets	2.54%	1.88%
Non-performing loans as a percent of total loans	2.20%	1.43%
Allowance for loan losses as a percent of non-performing loans	66.83%	93.08%
Annualized net charge-offs as a percent of average loans	1.15%	0.45%

(a)	Non-accrual loans as of September 30, 2008 and December 31, 2007 are as follows:

(Dollars in thousands)	September 30, 2008		December 31, 2007
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential **	24	$4,639	13	$4,442
Commercial and agricultural	1	236	4	293
Commercial real estate	11	6,822	4	2,619
Residential land development	-	-	1	2,686
Commercial land development	3	13,616	-	-
Participations in residential loan pools **	-	-	9	1,246
Government guaranteed loans	2	349	1	1,641
Indirect auto, auto and consumer loans	108	1,323	238	3,159
		$26,985		$16,086
**	Our ownership in the nine loan pools was exchanged for an equivalent value of 10 specific loans from the loan pools during the first quarter.

(b)
In December 2007, the Company placed a collateralized debt security secured primarily by homebuilders, REITs, real estate companies and commercial mortgage backed securities on non-accrual. In March 2008, two additional, similarly secured, collateralized debt securities were placed on non-accrual. These three securities had a total original cost of $10.0 million and were rated A at purchase. These securities have a current estimated value of $5.4 million. For additional details on this and other investment securities, see the section of management’s discussion and analysis that follows entitled “Investment Portfolio”.

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

The non-guaranteed principal and interest ($2.0 million at September 30, 2008 and December 31, 2007) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $109,000 and $954,000 at September 30, 2008 and December 31, 2007, respectively, are included as “other assets” in the financial statements.

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

Net activity relating to nonaccrual loans during the third quarter of 2008 is as follows:

Nonaccrual Loan Activity (Other Than Indirect Auto and Consumer) (Dollars in thousands)

Nonaccrual loans at June 30, 2008	$21,367
Loans returned to accrual	(201)
Net principal paid down on nonaccrual loans	(490)
Charge-offs	(629)
Loans in-substance foreclosed	(377)
Loans placed on nonaccrual	5,992
Nonaccrual loans at September 30, 2008	$25,662

We have a $7.7 million commercial real estate construction loan for the development and sale of seven luxury condominiums in Key West which matured in September 2008 and is not included in non-performing or impaired loans as of September 30, 2008. The project is complete and has received a certificate of occupancy. We were in the process of negotiating a renewal of this loan when the borrower suffered a medical emergency resulting in a delay of the negotiations of the renewal. At this time, we are unable to determine whether we will be able to successfully negotiate the renewal of the loan.

Net activity relating to other real estate owned loans during the third quarter of 2008 is as follows:

OREO Activity (Dollars in thousands)

OREO as of June 30, 2008	$5,037
Real estate foreclosed	377
Other increases	-
Write-down of value	(326)
Property sold	(440)
OREO as of September 30, 2008	$4,648

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $18.0 million and $15.0 million at September 30, 2008 and December 31, 2007, respectively.  Our process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans.  The result is that commercial real estate loans and commercial loans are classified into the following risk categories: Pass, Special Mention, Substandard or Loss.  The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or worse. Otherwise, we allocate an allowance for each risk category.  The allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, individual commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans are as follows:
(Dollars in thousands)	September 30, 2008	December 31, 2007
Loans with no allocated allowance for loan losses	$7,889	$4,448
Loans with allocated allowance for loan losses	27,416	3,748
Total	$35,305	$8,196

Amount of the allowance for loan losses allocated	$3,820	$1,401

Indirect auto loans and consumer loans generally are not analyzed individually and or separately identified for impairment disclosures.  These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans.  As above, when appropriate, a specific reserve will be established for individual loans.  Otherwise, we allocate an allowance for each loan classification.  The allocations are based on the same factors mentioned above.  Based on an analysis performed by management at September 30, 2008, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon our recent historical loss experience, the level of nonperforming and delinquent loans, information known today and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Capital and Liquidity
The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes.  As of September 30, 2008, the ratio of Total Capital to Risk Weighted Assets was 10.7%.  The decrease from the 11.3% reported as of December 31, 2007 is related to the increase in risk weighted assets due to the growth of our assets and current year net loss offset by the increase in capital from the private placement of common stock. On March 7, 2008, we consummated a private placement transaction whereby two of Southwest Florida’s prominent families, their representatives and their related business interests purchased 1.2 million shares of the common stock and warrants to purchase an additional 1.2 million shares of common stock. The warrants have an exercise price of $8.23 per share and may be exercised at any time prior to March 7, 2011. This private placement resulted in gross proceeds of $10.1 million. The terms of the transaction limits the ownership of each of the two groups to 9.9% of outstanding shares.

In August 2007, the Board authorized the repurchase of up to 400,000 shares of the Company's outstanding common stock, however, no shares were purchased during the first three quarters of 2008.  Consistent with our focus on maintaining our strong capital position, on October 28, 2008, the Board terminated its authorization for the repurchase of common stock.

      The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity.  The Banks have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Banks is based on a percentage of the Banks’ total assets as reported in their most recent quarterly financial information submitted to the Federal Home Loan Bank and subject to the pledging of sufficient collateral.  At September 30, 2008, there were $182.9 million in advances outstanding in addition to $25.3 million in letters of credit including $25.0 million used in lieu of pledging securities to the State of Florida to collateralize governmental deposits.  As of September 30, 2008, collateral availability under our agreements with the Federal Home Loan Bank provides for total borrowings of up to approximately $271.0 million of which $62.8 million is available.

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

During the second and third quarters of 2008, the Company’s Board of Directors declared a 1% (one percent) stock dividend to holders of record as of July 7, 2008 and September 30, 2008, respectively. The stock dividends were distributed on July 17, 2008 and October 10, 2008 and were comparable in value to our most recent quarterly cash dividend paid April 10, 2008. The decision to replace our quarterly cash dividend with a stock dividend was made after consideration of the current economic and operating environment and our desire to maintain the well capitalized position of the Company, TIB Bank and The Bank of Venice. Both banks and the holding company currently exceed all regulatory requirements to meet the definition of well-capitalized. We understand that cash dividends are an important component of investment return to our shareholders, but believe this is a prudent measure to help sustain our strong capital position and improve future shareholder value. The Board of Directors will continue to evaluate the amount of our quarterly dividend and our dividend policy in light of current and expected trends in our financial performance and financial condition.

    As of September 30, 2008, our financial holding company had cash of approximately $2.2 million. This cash is available for providing capital support to the subsidiary banks, the payment of interest on our trust preferred debt securities and for other general corporate purposes. During the first three quarters of 2008, the holding company invested $10.75 million of capital in TIB Bank.

Asset and Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities.  The Company manages its interest rate sensitivity position to manage net interest margins and to minimize risk due to changes in interest rates. We review and evaluate our gap position as presented below as part of our asset and liability management process.

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$338,540	$51,327	$134,200	$592,563	$108,829	$1,225,459
Investment securities-taxable	28,095	726	2,629	67,589	90,345	189,384
Investment securities-tax exempt	-	-	-	5,632	2,060	7,692
Marketable equity securities	320	-	-	-	-	320
FHLB stock	10,824	-	-	-	-	10,824
Federal funds sold and securities purchased under agreements to resell	32,347	-	-	-	-	32,347
Interest-bearing deposit in other banks	428	-	-	-	-	428
Total interest-earning assets	410,554	52,053	136,829	665,784	201,234	1,466,454

Interest-bearing liabilities:
NOW accounts	148,362	-	-	-	-	148,362
Money market	130,910	-	-	-	-	130,910
Savings deposits	48,505	-	-	-	-	48,505
Time deposits	198,547	179,494	142,841	129,020	-	649,902
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	156,351	-	4,150	128,750	-	289,251
Total interest-bearing liabilities	707,675	179,494	146,991	257,770	8,000	1,299,930

Interest sensitivity gap	$(297,121)	$(127,441)	$(10,162)	$408,014	$193,234	$166,524

Cumulative interest sensitivity gap	$(297,121)	$(424,562)	$(434,724)	$(26,710)	$166,524	$166,524

Cumulative sensitivity ratio	(20.3%)	(29.0%)	(29.6%)	(1.8%)	11.4%	11.4%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above.  Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  Approximately 12% of our deposit funding is comprised of non-interest-bearing liabilities and total interest-earning assets are substantially greater than the total interest-bearing liabilities. Therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  In the next three months, short-term interest rates will decline due to the Federal Reserve’s actions to lower the target fed funds rate by 100 basis points to 1% in October. Increases in the level of nonperforming assets would have a negative impact on our net interest margin. Due to the Federal Reserve’s recent monetary policy actions, we anticipate that our net interest margin may decline initially and then stabilize because we have positioned the Company for declining short-term interest rates by increasing our liability sensitivity through increased short term borrowings and shorter term certificates of deposit.

Even in the near term, we believe the $434.7 million one year cumulative negative sensitivity gap may exaggerate the probable effects on net interest income for two primary reasons. First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore may not fully reflect the changes in market rates in any rate re-pricings. Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate. Interest-earning assets and time deposits are presented based on their contractual terms.  It is anticipated that run off in any deposit category will be approximately offset by new deposit generation.

We employ a financial model derived from our assets and liabilities which simulates the effect of various changes in interest rates on our projected net interest income. This financial model is our principal tool for measuring and managing interest rate risk. Many assumptions regarding the timing and sensitivity of our assets and liabilities to a change in interest rates are made. We continually review and update these assumptions. This model is updated monthly for changes in our assets and liabilities and we model different interest rate scenarios based upon current and projected economic and interest rate conditions. We analyze the results of these simulations and develop tactics and strategies to attempt to mitigate, where possible, the projected unfavorable impact of various interest rate scenarios on our projected net interest income. We also develop tactics and strategies to increase our net interest margin and net interest income that are consistent with our operating policies.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At September 30, 2008, total unfunded loan commitments were approximately $113.5 million.

Standby letters of credit are conditional commitments issued by the Banks to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Banks generally hold collateral and/or obtain personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At September 30, 2008, commitments under standby letters of credit aggregated approximately $2.5 million.

The Company believes the likelihood of the unfunded loan commitments and unfunded letters of credit either needing to be totally funded or funded at the same time is low.  However, should significant funding requirements occur, we have available borrowing capacity from various sources as discussed in the “Capital and Liquidity” section above.

FASB Statement 157
On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements.  As discussed in more detail in Note 8 of the unaudited notes to consolidated financial statements, this statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  Upon adoption, we classified the three collateralized debt obligations, discussed in the investment portfolio section of management’s discussion and analysis above, along with certain impaired loans, with specific allocations of the allowance for loan losses, as assets reported at fair value using Level 3 inputs as defined in Statement No. 157. During the second quarter of 2008, we changed the valuation approach used to value the collateralized debt obligation collateralized by banks and insurance companies because there were no longer observable level 2 inputs available. Therefore, custom discounted cash flow modeling was employed to estimate the fair value of this security (Level 3 inputs).

Collateralized Debt Obligations
The collateralized debt obligations classified as Level 3 represent $10.1 million, or 5%, of the $197.4 million of investment securities measured at fair value and 0.6% of our total assets of $1.56 billion. As of September 30, 2008, gross unrealized gains of $528,000 and gross unrealized losses of $276,000 and were recorded in accumulated other comprehensive income in shareholders’ equity, net of income taxes. These securities are illiquid and are not considered by management as a liquidity source; accordingly, unrealized gains and/or losses have no impact on our liquidity. Additionally, unrealized gains and losses have no impact on our regulatory capital ratios.

The increase in estimated value during the third quarter of 2008 was primarily due to the occurrence of fewer actual events of default, by the individual issuers of securities comprising the underlying collateral for one of the securities collateralized by debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities, than projected at the end of the previous quarter. The lower level of defaults resulted in improved estimated cash flows in the majority of the scenarios evaluated for this security, resulting in a higher discounted value of expected cash flows than was reported at June 30, 2008. This increase was partially offset by the decline in value of the other two collateralized debt obligations. Conversely, these other securities experienced higher levels of default by underlying individual issuers. Accordingly, the value of the estimated discounted cash flows of these securities declined and we recognized non-cash charges totaling approximately $271,000 due to our determination that such declines met the criteria for recognition as other than temporary impairments under accounting principles generally accepted in the United States. The most significant assumptions utilized in our valuations continue to be the rates at which estimated cash flows are discounted and our assumptions of future default and recovery rates. As these securities are not readily marketable and there have been no observable transactions involving identical or substantially similar securities, our estimates of future cash flows, levels and timing of future default and assumptions of applicable discount rates are highly subjective and have a material impact on the estimated fair value of these securities. These estimates may fluctuate significantly from period to period based upon actual occurrence of events of default, recovery, and changes in expectations of assumed future levels of default.

Impaired Loans
Impaired loans with specific allocations of the allowance for loan losses classified as Level 3 represented $23.6 million, or 1.5% of total assets. During 2008, $3.8 million of our allowance for loan losses was specifically allocated to impaired loans. This allocation was considered in our evaluation of the reasonableness and sufficiency of our allowance for loan losses and provision for loan losses which, in turn, impact our regulatory capital ratios. As loans, in general, are illiquid and are not considered by management as a source of liquidity, changes in their fair value have no impact on our liquidity.

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

The interest rate sensitivity as of September 30, 2008 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Banks use standardized assumptions run against Bank specific data by an outsourced provider of Asset Liability modeling.  The model derives expected interest income and interest expense resulting from interest rate scenarios which include a 2% increase and a 2% decrease parallel shift in the yield curve and nonparallel changes in short-term and longer-term interest rates along the yield curve which are described as a steepening or twist of the yield curve.  The standard parallel yield curve shift is used to estimate risk related to the level of interest rates.  While the non-parallel yield curve twist is used to estimate risk related to the level of interest rates and changes in the slope of the yield curve.   All rate change scenarios are “ramped” over a three-month period in our modeling.

Yield curve twists change both the level and slope of the yield curve and are more realistic than parallel yield curve shifts and are more useful for planning purposes.  As an example, a 100 basis point yield curve twist decrease would result in short-term rates decreasing approximately 100 basis points and longer-term rates remaining flat. Such a change in the yield curve is similar to the effect of the Federal Reserve’s monetary policy actions in October.

Our model simulation, of a 200 basis point parallel interest rate increase, projects a decrease in net interest income of approximately $1,630,000, or 3% over a 12-month period.  A 200 basis point parallel interest rate decrease is projected to have a nominal impact on net interest income over a 12-month period. Additionally, a 100 basis point yield curve twist with short-term interest rates declining 100 basis points and longer-term interest rates remaining relatively unchanged is projected to result in an increase in net interest income of approximately $500,000, or 1%, over a 12-month period.

The projected impact on our net interest income of a 200 basis point parallel increase and decrease, respectively, of the yield curve and a 100 basis point yield curve twist decrease of short-term interest rates are summarized below. A comparison of the effect on net interest income of these interest rate scenarios based on our assets and liabilities positions at June 30, 2008 and September 30, 2008 is presented.

	September 30, 2008			June 30, 2008
	Parallel Shift		Twist	Parallel Shift		Twist
Twelve Month Period	-2%	+2%	-1%	-2%	+2%	-1%

Percentage change in net interest income	Nominal	-3%	+1%	-2%	-3%	Nominal

 We attempt to manage and moderate the variability of our net interest income due to changes in the level of interest rates and the slope of the yield curve by generating adjustable rate loans and managing the interest rate sensitivity of our investment securities, wholesale funding, and Fed Funds positions consistent with the re-pricing characteristics of our deposits and other interest bearing liabilities.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the three month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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