Form 10-K
period 2008-12-31
TIB FINANCIAL CORP.
filed 2009-03-16
CIK 1013796

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008	Commission file number 000-21329

TIB FINANCIAL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State of Incorporation)	65-0655973 (I.R.S. Employer Identification No.)
599 9th Street North Suite 101 Naples, Florida (Address of Principal Executive Offices)	34102 (Zip Code)

(239) 263-3344 (Registrant’s telephone number)

Securities Registered pursuant to Section 12(b) of the Act: Common stock, par value $0.10
Securities Registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes or ☑ No
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ¨ Yes or þ No
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes or ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☑ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $81,565,000 based on the $5.88 per share closing price on June 30, 2008.
The number of shares outstanding of issuer’s class of common stock at February 28, 2009 was 14,457,708 shares of common stock.
Documents Incorporated By Reference: Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2008 fiscal year end are incorporated by reference into Parts II and III of this report.

This Page Intentionally Left Blank

This Page Intentionally Left Blank

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

ITEM 1:  BUSINESS

General

We are a financial holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiaries, TIB Bank, The Bank of Venice and Naples Capital Advisors, Inc.  Together we have twenty-eight full-service banking offices in Florida that are located in Monroe, Miami-Dade, Collier, Lee, and Sarasota counties. TIB Bank, which was formed in 1974, serves the Southern Florida market while The Bank of Venice serves the Sarasota County market.  On December 8, 2008 TIB Bank received authority to exercise trust powers from the FDIC and the State of Florida.  At December 31, 2008, we had approximately $1.61 billion in total assets, $1.14 billion in total deposits, $1.22 billion in total loans, and $121.1 million in shareholders’ equity.  The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (FDIC), up to applicable limits.

Through the Banks, we offer a wide range of commercial and retail banking and financial services to businesses and individuals. Our account services include checking, interest-bearing checking, money market, savings, certificates of deposit and individual retirement accounts. We offer all types of commercial loans, including: owner-operated commercial real estate; acquisition, development and construction; income-producing properties; working capital; inventory and receivable facilities; and equipment loans. We also offer a full complement of consumer loan products including residential real estate, installment loans, home equity, home equity lines, and auto loans. Our lending focus is predominantly on small to medium-sized business and consumer borrowers. Most importantly, we provide our customers with access to local officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term loan and deposit relationships. Through Naples Capital Advisors, Inc., and TIB Bank we offer wealth management, advisory and trust services.

We are subject to examination and regulation by the Board of Governors of the Federal Reserve System, the Florida Office of Financial Regulation, and the FDIC. This regulation is intended for the protection of our depositors, not our shareholders.

Recent Developments

On February 13, 2009, TIB Bank assumed all the deposits (excluding brokered deposits) of Riverside Bank of the Gulf Coast from the FDIC.  Riverside Bank’s nine offices reopened on February 17, 2009 as branches of TIB Bank.  The assumption of the deposits increases our market presence in Ft. Myers and Venice, and expands our banking operations into the contiguous market of Cape Coral.  This transaction also provides the Company with additional funding for loan growth, the potential for new customer relationships and will improve and increase our brand awareness throughout all of the markets we serve.

Business Strategy

Our business strategy is to operate as a profitable, diversified financial services company providing a variety of banking and other financial services, with an emphasis on consumer and residential mortgage lending, commercial business loans to small and medium-sized businesses and private banking and wealth management. As a result of the consolidation of locally based small and medium-sized financial institutions and the emergence of large, nationally focused financial institutions, we believe there is a significant opportunity for community based and focused banks to provide a full range of financial services to small and middle-market commercial and retail customers. We emphasize comprehensive retail and small business products and responsive, decentralized decision-making which reflects our knowledge of our local markets and customers.

To continue asset growth and improve profitability, our marketing strategy is targeted to:

•	Provide customers with access to our local executives who make key credit and account decisions;

•	Pursue commercial lending opportunities with small to mid-sized businesses which we believe are underserved by our larger competitors;

•
Provide residential mortgage financing on both a mortgage banking basis with conforming loans sold through the secondary market and on a portfolio basis with jumbo and other nonconforming loans originated for customers with an existing relationship and an opportunity for us to provide private banking and wealth management services;

•
Originate consumer loans principally on a direct basis to diversify our sources of loans and revenue and enhance our interest margin.  We are deemphasizing the origination of auto loans on an indirect basis through auto dealers, but will continue to originate loans to consumers with prime credit;

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

Retail Banking. Retail banking activities emphasize consumer deposit and checking accounts. An extensive range of these services is offered by the Banks to meet the varied needs of their customers from young persons to senior citizens. In addition to traditional products and services, the Banks offer remotely delivered electronically based products and services, such as debit cards, Internet banking and electronic bill payment services. Consumer loan products offered by the Banks include home equity lines of credit, second mortgages, new and used auto loans, including indirect auto loans through dealers for customers with prime credit, new and used boat loans, overdraft protection, and unsecured personal credit lines.

Mortgage Banking. The Banks’ mortgage banking business is structured to provide a source of fee income largely from the process of originating mortgages for sale in the secondary market (primarily fixed rate loans), as well as the origination of primarily adjustable rate loans to be held in the Banks’ loan portfolios. Mortgage banking capabilities include conventional and nonconforming mortgage underwriting; and construction and permanent financing for owner occupied single family residences.

Lending activities

Loan Portfolio Composition. At December 31, 2008, the Banks' loan portfolios totaled $1.22 billion, representing approximately 76% of our total assets of $1.61 billion. For a discussion of our loan portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio.”

The composition of the Banks’ loan portfolios at December 31, 2008 and 2007 is indicated below, along with the change from the prior year

(Dollars in thousands)	Total Loans December 31, 2008	% of Total Loans	Total Loans December 31, 2007	% of Total Loans	% Increase (Decrease) from December 31, 2007 to 2008
Real estate mortgage loans:
Commercial	$658,516	54%	$612,084	54%	8%
Residential	205,062	17%	112,138	10%	83%
Farmland	13,441	1%	11,361	1%	18%
Construction and vacant land	147,309	12%	168,595	15%	(13%)
Commercial and agricultural loans	71,352	6%	72,076	6%	(1%)
Indirect auto loans	82,028	6%	117,439	11%	(30%)
Home equity loans	34,062	3%	21,820	2%	56%
Other consumer loans	11,549	1%	12,154	1%	( 5%)
Total	$1,223,319	100%	$1,127,667	100%	8%

Commercial Real Estate Mortgage Loans. At December 31, 2008, the Banks’ commercial real estate loan portfolio totaled $658.5 million. The Banks also have $13.4 million in loans outstanding that are secured by farmland. The Banks originate commercial mortgages secured by office and retail buildings, hotels, bed and breakfast inns, and multi-purpose warehouse buildings. Although terms may vary, the Banks’ commercial mortgages generally are long term in nature, a significant portion are collaterized by owner-occupied or owner operated properties and with interest rates fixed generally for three to five years. The Banks seek to reduce the risks associated with commercial mortgage lending by generally lending in their market area and obtaining periodic financial statements and tax returns from borrowers. Commercial real estate loans are generally underwritten with future cash flows as the primary source of repayment and the pledged collateral as a secondary source of repayment. It is also the Banks’ general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

Commercial Loans. At December 31, 2008, the Banks’ commercial loan portfolio totaled $71.4 million. The Banks originate secured and unsecured loans for business purposes. Loans are made for acquisition, expansion, and working capital purposes and may be collaterized by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored through the periodic submission of corporate financial statements, personal financial statements and income tax returns.

Construction Loans. At December 31, 2008, the Banks’ construction loan portfolio totaled $147.3 million. The Banks provide interim real estate acquisition development and construction loans to builders, developers, and the owner-occupants of the building. Real estate development and construction loans to provide interim financing on the property are based on acceptable percentages of the lower of the cost to complete or appraised value of the property securing the loan in each case. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. The Banks carefully monitor these loans with on-site inspections and control of disbursements.

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

Loans to individuals for the construction of their primary or secondary residences are collaterized by the property under construction. The loan to value ratio of construction loans is based on the lesser of the cost to construct or the appraised value of the completed home. Construction loans generally have a maturity of 12 months. These construction loans to individuals may be converted to permanent loans upon completion of construction.

Residential Real Estate Mortgage Loans. At December 31, 2008, the Banks’ residential loan portfolio totaled $205.1 million. The Banks originate adjustable and fixed-rate residential mortgage loans. These mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. The Banks retain jumbo loans, which generally are adjustable rate loans that do not qualify for sale in the conforming secondary market, in our portfolio. During 2008, the majority of the amount of residential loans originated were retained in our portfolio.

Indirect Auto Loans. At December 31, 2008, TIB Bank's indirect auto loan portfolio totaled $82.0 million. TIB Bank buys loans that have been originated by automobile dealerships—this is commonly referred to as indirect lending.  We are deemphasing the origination of auto loans though auto dealers and have significantly reduced the volume of new auto loans originated in 2008.  We predominately buy loans from auto dealers in Southwest Florida and they are for the purchase of new or late model used cars. In prior years, we served customers over a broad range of creditworthiness and the required terms and rates reflected of those risk profiles.

The balance of outstanding indirect loans declined in 2008 as we reacted to local economic conditions by implementing more stringent underwriting criteria and reducing the volume of our originations. As a result of these adjustments, our originations during 2008 were principally to prime credit quality borrowers and totaled $21.5 million.

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

•
Effective collections - We get to customers quickly and more often as payment issues arise. We begin contacting the customer once their payment is 10 days past due. After an account is 15 days past due, it is referred to our collections department for resolution including field contacts as necessary.

Other Consumer Loans and Home Equity Loans. At December 31, 2008, the Banks’ consumer loan portfolios totaled $11.5 million, and their home equity portfolios totaled $34.1 million. The Banks offer a variety of consumer loans. These loans are typically collaterized by residential real estate or personal property, including automobiles and boats. Currently, equity loans (closed-end and lines of credit) are typically made up to 70% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 10 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.  In prior years, a significant portion of the home equity lines of credit loans originated were sold on the secondary market.  In 2008 there was a limited market for the sale of home equity line of credit loans and our origination of such loans were principally to customers with existing relationships with the Banks.

Credit administration

The Banks’ lending activities are governed by written policies approved by their boards of directors to ensure proper management of credit risk. Loans are subject to a defined credit process that includes repayment analysis of the borrower, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Periodic portfolio reviews are performed to identify potential underperforming credits, estimate loss exposure, and to ascertain compliance with the Banks’ policies. Additionally, management reviews watch loans, construction loans, and loans upon which repayment is dependant upon the sale of real estate on a monthly basis.  Management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

The Banks generally do not make commercial or consumer loans outside their market areas unless the borrower has an established relationship with one of the Banks and conducts its principal business operations within the Banks’ market areas. Consequently, the Banks and their borrowers are affected by the economic conditions prevailing in their market areas.

Private Banking, Wealth Management and Trust Services

The Company completed the acquisition of Naples Capital Advisors, Inc., a registered investment advisor, on January 2, 2008.  This acquisition of Naples Capital Advisors, Inc. was the beginning of the Company’s entry into the new business lines of private banking, trust services and wealth management.  On December 8, 2008, TIB Bank received authority to exercise trust powers from the FDIC and the State of Florida.  Naples Capital Advisors, Inc. had $95 million in assets under advisement as of December 31, 2008.  Staffing, operations, market presence and existing revenues will support the expansion of these integrated and complementary services going forward.

Employees

As of December 31, 2008, the Banks employed 340 full-time employees and 17 part-time employees. The Company has three employees, one of whom serves as an officer of TIB Bank. The Company and its subsidiaries are not a party to any collective bargaining agreement, and management believes the Company and its subsidiaries enjoy satisfactory relations with their employees.

Related Party Transactions

At December 31, 2008, we had $1.22 billion in total loans outstanding, of which $270,000 was outstanding to certain of our executive officers and directors and their related business interests. In the ordinary course of business, the Banks make loans to our directors and their affiliates and to policy-making officers.

SUPERVISION AND REGULATION

General

We are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects, as well as those of the Banks. Additionally, the Banks file quarterly reports of condition and income, commonly referred to as Call Reports, with the FDIC. These reports are made available shortly after being filed at the FDIC’s website, www.fdic.gov ..  The Company files quarterly reports with the Board of Governors of the Federal Reserve System.

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

With certain limited exceptions, we are required to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. In acting on applications for such approval, the Federal Reserve must consider various statutory factors, including among others, the effect of the proposed transaction on competition in the relevant geographical and product markets, each party’s financial condition and management resources and record of performance under the Community Reinvestment Act.  Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of our voting securities is required to give 60 days’ written notice of the acquisition to the Federal Reserve, which may prohibit the transaction, and to publish notice to the public.

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

Troubled Asset Relief Program

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, we sold to the U.S. Department of the Treasury, $37 million of Series A preferred stock of TIB Financial Corp., with a 5% cumulative annual dividend yield for the first five years, and 9% thereafter, and a ten year warrant to purchase up to 1,073,850 shares of the Company’s voting common stock, at an exercise price of $5.17 per share, for an aggregate purchase price of $5.5 million in cash.

We may not declare or pay dividends on our common stock or, with certain exceptions, repurchase common stock without first having paid all accrued cumulative preferred dividends that are due. For three years from the issue date, we also may not increase our common stock dividend rate above a quarterly rate of $.0606 per share or repurchase our common shares without Treasury’s consent, unless Treasury has transferred all the preferred shares to third parties or the preferred stock has been redeemed.

To be eligible for the CPP, we have also agreed to comply with certain executive compensation and corporate governance requirements of the EESA, including a limit on the tax deductibility of executive compensation above $500,000. The specific rules covering these requirements are being developed by Treasury and other government agencies. Additionally, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, we may be subject to any such retroactive terms and conditions. We cannot predict whether, or in what form, additional terms or conditions may be imposed.

The American Recovery and Reinvestment Act (the “ARRA”) became law on February 17, 2009. Among its many provisions, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, that are in addition to those previously announced by the Treasury. These limits are effective until the institution has repaid the Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Federal and State Bank Regulation

The Banks are Florida state-chartered banks, with all the powers of a commercial bank regulated and examined by the Florida Office of Financial Regulation and the FDIC. The FDIC and the Florida Office of Financial Regulation have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or written agreement with the FDIC and the Office of Financial Regulation. Enforcement powers also regulate activities that are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, each federal banking agency is required to prescribe, by regulation, noncapital safety and soundness standards for institutions under its authority.  The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.  An institution that fails to meet those standards may be subject to regulatory sanctions and/or be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards.  We believe that we substantially meet all standards that have been adopted.  This law also imposes capital standards on insured depository institutions.  See “Capital Requirements” below.

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

Limits on Dividends and Other Payments

Our ability to pay dividends is largely dependent upon the receipt of dividends from the Banks. Both federal and state laws impose restrictions on the ability of the Banks to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized.”  See “Capital Requirements" below. The Federal Reserve has issued a policy statement that provides that bank holding companies should pay dividends only out of the prior year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. For a Florida state-chartered bank, dividends may be paid out of the bank’s aggregate net profits for the current year combined with its retained earnings for the preceding two years as the board deems appropriate.  No dividends may be paid at a time when a bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law.  In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

Our ability to pay dividends is also limited by the terms of our Series A preferred stock. As long as any shares of Series A preferred stock are outstanding, unless all accrued and unpaid dividends, for all prior dividend periods, have been paid or are contemporaneously paid, no cash dividends may be paid on our common stock. Additionally, we have issued junior subordinated debentures to special purpose trusts which are senior to our shares of Series A preferred stock and our common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our preferred or common stock. Based on the level of undistributed earnings of TIB Bank for the prior two years, declaration of dividends by TIB Bank during 2009, would likely require regulatory approval. The Bank of Venice has no retained earnings available for dividends.

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

The federal banking agencies are required to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements.  As a result, the federal bank regulatory authorities have adopted regulations setting forth a five tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.  As of December 31, 2008, the Banks met the definition of a “well-capitalized” institution.

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

Competition

The banking business is highly competitive.  Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered.  The Banks encounter strong competition from most of the financial institutions in the Banks' primary service areas.  In the conduct of certain areas of their banking business, the Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Banks.  Many of these competitors have substantially greater resources and lending limits than the Banks currently have.  Management believes that personalized service and competitive pricing is a sustainable competitive advantage that will provide us with a method to compete effectively in our primary service areas.

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

FDIC Insurance Assessments

The FDIC insures the deposits of the Banks up to prescribed limits for each depositor.  The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors.  Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category.  An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.  The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. As a result of the Federal Deposit Insurance Reform Act of 2005, the Banks were assessed deposit insurance on a quarterly basis beginning January 1, 2007.  As a part of an amended restoration plan recently announced by the FDIC to raise the Deposit Insurance Fund to 1.15% of industry insurable deposits, effective April 1, 2009, banks in the best risk category will pay base assessment rates to the FDIC ranging from 12¢ to 16¢ per $100.00 of insurable deposits on an annual basis.  This compares to approximately 7¢ per $100.00 of deposits that we paid in 2008.  Banks rated in a higher risk category will be subject to higher assessment rates. In addition, on February 27, 2009, the FDIC adopted an interim rule imposing a special assessment on insured institutions of 20 basis points for deposits on June 30, 2009.  However, the FDIC has indicated that it may reduce this special assessment if Congress approves legislation increasing the FDIC’s existing line of credit with the U.S. Treasury. The assessment is to be collected on September 30, 2009.  The FDIC’s interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary “to maintain public confidence in federal deposit insurance.”

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

Risks Related to Our Business

Recent negative developments in the financial services industry and the U.S. and global credit markets may adversely impact our operations and results

Negative developments in the latter portion of 2007 and during 2008 in the national economy and capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing  in 2009 and beyond.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions.  Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions.  Negative developments in the financial services industry and the impact of any new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Our business is subject to the success of the local economies where we operate

Our success significantly depends upon the growth in population, income levels, deposits and housing starts and sales in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenged, our business may be adversely affected.  Prolonged adverse economic conditions in our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Any adverse market or economic conditions in the State of Florida may disproportionately increase the risk that our borrowers will be unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2008, approximately 84% of our loans held for investment were secured by real estate. Of this amount, approximately 66% were commercial real estate loans, 20% were residential real estate loans and 14% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Florida could adversely affect the value of our assets, revenues, results of operations and financial condition.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development and construction loans for builders, developers and individuals. As of December 31, 2008, approximately $147.3 million of our loan portfolio represents loans for construction and vacant land. Land acquisition and development and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential or commercial units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings.  Non-performing loans in our land acquisition and development and construction portfolio may increase further and these non-performing loans may result in a material level of charge-offs, which may negatively impact our capital and earnings.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Banks to increase the allowance for loan losses as a part of their examination process, the Banks’ earnings and capital could be significantly and adversely affected.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Banks often secure their loans with real estate collateral. At December 31, 2008, approximately 87% of the Banks’ loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to residential mortgage lending, declining real estate values and general economic concerns. As of December 31, 2008, our non-performing loans have increased significantly to $39.8 million, or 3.3% of our loan portfolio. Furthermore, the housing and residential mortgage markets continue to experience a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of the real estate collateralizing our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

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

Our indirect lending program has experienced significant charge-offs and losses in this portfolio beginning in 2007 and continuing in 2008.  We may continue to experience significant losses in this portfolio.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers primarily located in Southwest Florida. We began this program in 2002 and as of December 31, 2008, we had approximately $82 million of indirect loans outstanding. These loans are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, they involve significant risks in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, and changes in the local economy and difficulty in monitoring collateral. While indirect automobile loans are collateralized, they are collateralized by depreciating assets and characterized by loan to value ratios that could result in the Bank not recovering the full value of an outstanding loan upon default by the borrower. Due to the economic slowdown in Southwest Florida, we are currently experiencing significantly higher delinquencies, charge-offs and repossessions of vehicles in this portfolio. If the economy continues to contract, we may continue to experience higher levels of delinquencies, repossessions and charge-offs.

Loan Portfolio includes commercial real estate loans that have higher risks

The Banks’ commercial real estate loan portfolio was $658.5 million at December 31, 2008, comprising 54% of total loans.  Commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  Any significant failure to pay on time by the Banks’ customers would hurt our earnings.  The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, when underwriting a commercial real estate loan, the Banks may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws.  If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage.  Many environmental laws can impose liability regardless of whether the Banks knew of, or were responsible for, the contamination.

Furthermore, the repayment of loans collaterized by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project.  If the cash flow from the project are reduced, a borrower’s ability to repay the loan may be impaired.  This cash flow shortage may result in the failure to make loan payments.  In such cases, the Banks may be compelled to modify the terms of the loan.  In addition, the nature of these loans are such that they are generally less predictable and more difficult to evaluate and monitor.  As a result, repayment of these loans may be subject to adverse conditions in the real estate market or economy.

Possible use of more costly brokered deposits

We can offer no assurance that the Banks will be able to maintain or increase their market share of deposits in their highly competitive service areas.  If they are unable to do so, they may be forced to accept increased amounts of out-of-market or brokered deposits.  As of December 31, 2008, the Banks had $154.8 million of brokered deposits.  At times, the cost of out-of-market and brokered deposits may exceed the cost of deposits in the local market.  In addition, the cost of out-of-market and brokered deposits can be volatile, and if the Banks are unable to access these markets or if costs related to out-of-market and brokered deposits increases, the Banks’ liquidity and ability to support demand for loans could be adversely affected.  If the Banks become less than well capitalized for regulatory purposes, their continued access to brokered deposits may be limited by the FDIC.

Our business may face risks with respect to future expansion

 On February 13, 2009, the Company’s lead bank, TIB Bank, assumed all the non-brokered deposits of Riverside Bank of the Gulf Coast from the FDIC. In addition, we may acquire other financial institutions or parts of financial institutions in the future and we may engage in additional de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. Acquisitions and mergers involve a number of risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•
the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.

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

The fair value of our debt securities may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in fair value is determined to be other than temporary, under generally accepted accounting principles we are required to write these securities down to their estimated fair value. As of December 31, 2008, we owned three collateralized debt obligations backed primarily by corporate obligations of homebuilders, REITS, real estate companies and commercial mortgage backed securities with an original principal balance of $10.0 million. During 2007 and 2008, these securities were determined to be other than temporarily impaired. During 2007, they were written down to an aggregate carrying value of $6.1 million at December 31, 2007.  In 2008, there were additional defaults by the underlying issuers and the estimated decline in value was determined to be other than temporary. Accordingly, we wrote these securities down to their aggregate fair value of $763,000 at December 31, 2008.  Two of these securities with an original principal value of $4 million are now carried at no value.  Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the fair value of these and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

Our de novo branching strategy could cause our expenses to increase faster than revenues.

Our primary strategy for building market share in Southwest Florida is based on establishing new branches. We currently plan to open one additional branch in each of 2009 and 2010. There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance that our new branches will be successful even after they have been established.

Our continued growth and our recent operating results may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources as a result of the recent sale of the Series A Preferred Stock to the Treasury will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth or to offset possible future operating loses, if our operating results do not improve.

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

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds.  Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Board of Governors of the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest our Banks receive on loans and investment securities and the amount of interest they pay on deposits and borrowings, but such changes could also affect (i) the Banks’ ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest-earning assets.  This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

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

Commercial real estate, or CRE, is cyclical and poses risks of possible loss due to concentration levels and similar risks of the asset class. As of December 31, 2008, approximately 54% of our loan portfolio consisted of CRE loans. The banking regulators are more closely scrutinizing CRE lending and may require banks with higher levels of CRE loans to implement more rigorous underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly requiring higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures.

We are dependent upon the services of our management team.

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and other personnel. Competition for such personnel is intense, and we cannot assure you that the Company will be successful in retaining such personnel. In addition, under legislation enacted in 2009, recipients of investment under the U.S. Treasury’s Capital Purchase Program are subject to restrictions on the payment of incentive compensation, severance compensation, stock based compensation and change-in-control compensation to certain senior officers, which also may have an effect on our ability to retain key personnel. We also cannot guarantee that members of our executive management team will remain with us. Changes in key personnel and their responsibilities may be disruptive to the Company’s business and could have a material adverse effect on our business, financial condition and results of operations.

Our operating results could be adversely affected if we are unable to promptly deploy the capital raised in our recent sale of preferred stock.

We may not be able to immediately deploy all of the capital raised in the recent sale of the Series A preferred stock to the Treasury.  Investing the offering proceeds in securities until we are able to deploy the proceeds will provide lower margins than we generally earn on loans, potentially adversely affecting shareholder returns, including earnings per share, return on assets and return on equity.

Risk Related to an Investment in Our Common Stock

Future capital needs could result in dilution of shareholders’ investments.

Our board of directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would dilute the ownership interests of our shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our shareholders which may adversely impact our shareholders.  Furthermore, future additional dilution may result from exercises of outstanding stock options and warrants.

Although publicly traded, the trading market in our common stock is less liquid and the price of our common stock due to this limited trading market may be more volatile in the future.

Our common stock is thinly traded. The average daily trading volume of our shares on The NASDAQ National Market during 2008 was approximately 17,611 shares. Thinly traded stock can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital and is dependent upon the receipt of dividends from the Banks and cash available at the holding company. The ability of the Banks to pay dividends to us is limited by their obligations to maintain sufficient capital and by other general restrictions on their dividends that are applicable to state banks that are regulated by the FDIC.  While we have suspended the payment of cash dividends on our common stock commencing in July, 2008, if we do not satisfy these regulatory requirements, we will be unable to recommence payment of cash dividends on our common stock if we desire to do so.  Our ability to pay dividends is also limited by the terms of our Series A preferred stock. As long as any shares of Series A preferred stock are outstanding, unless all accrued and unpaid dividends, for all prior dividend periods, have been paid or are contemporaneously paid, no cash dividends may be paid on our common stock. Based on the level of undistributed earnings of TIB Bank for the prior two years, declaration of dividends by TIB Bank during 2009, would likely require regulatory approval. The Bank of Venice has no retained earnings available for dividends.

Holders of our junior subordinated debentures have rights that are senior to those of our preferred and common stockholders.

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2008, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $33 million. Payments of the principal and interest on the trust preferred securities of these special purpose trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of Series A preferred stock and common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our preferred stock and common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our Series A preferred stock and common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our preferred and common stock.

Our preferred shares impact net income available to our common shareholders and our earnings per share

As long as there are Series A preferred shares outstanding, no dividends may be paid on our common stock unless all dividends on the preferred shares have been paid in full.  The dividends accrued or declared on our Series A preferred shares will reduce the net income available to common shareholders and our earnings per common share.  Additionally, warrants to purchase our common stock issued to the Treasury in conjunction with the Series A preferred shares, may be dilutive to our earnings per share.  The Series A preferred shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of our business.

We have issued warrants to purchase our common stock which may be dilutive to ownership, earnings per share and book value per share when exercised.

In connection with the issuance of 1.2 million shares of our common stock on March 7, 2008, we issued warrants to purchase an additional 1.2 million shares of common stock at an exercise price of $8.15 per share at any time prior to March 11, 2011.

In connection with the issuance of $37 million of our Series A preferred stock to the U.S. Treasury under the U.S. Treasury’s Capital Purchase Program, we issued warrants to purchase 1.1 million shares of common stock at $5.17 per share at any time prior to December 5, 2018.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

We did not receive any written comments during 2008 from the Commission staff regarding our periodic and current reports under the Act. There are no comments that remain unresolved from any prior period.

ITEM 2:  PROPERTIES

The Company‘s executive offices are located at 599 9th Street North, Naples, Florida.  TIB Bank‘s main office is located at 6435 Naples Boulevard, Naples, Florida.  The Bank of Venice’s executive offices are located at 240 Nokomis Avenue South, Venice, Florida.  All Company operated properties are as follows:

Address	Location	Purpose	Owned/ Leased
30400 Overseas Highway	Big Pine Key	Branch	Owned
8100 Health Center Boulevard	Bonita Springs	Branch and Office Space	Leased
12205 Metro Parkway	Fort Myers	Branch	Owned
12195 Metro Parkway	Fort Myers	Indirect lending	Leased
17000 Alico Commercial Court	Fort Myers	Branch	Owned
600 North Homestead Boulevard	Homestead	Branch	Owned
777 North Krome Avenue	Homestead	Branch	Owned
704 Washington Avenue	Homestead	Office Space	Leased
28 N.E. 18 Street	Homestead	Office Space	Owned
80900 Overseas Highway	Islamorada	Branch and Office Space	Owned
99451 Overseas Highway	Key Largo	Branch and Office Space	Owned
103330 Overseas Highway	Key Largo	Branch	Owned
330 Whitehead Street	Key West	Branch	Owned
3618 North Roosevelt Boulevard	Key West	Branch	Owned
2348 Overseas Highway	Marathon	Branch	Owned
11401 Overseas Highway	Marathon Shores	Branch	Owned
6435 Naples Boulevard	Naples	TIB Bank HQ, Branch & Office Space	Owned
3940 Prospect Avenue – Suite 104 & 105	Naples	Branch and Office Space	Leased
1720 J & C Boulevard – Suite 1 & 2	Naples	Office Space	Leased
599 9th Street North – Suite 100 & 101	Naples	Corporate HQ & Branch	Owned
599 9th Street North – Suite 201	Naples	Office space	Owned
1125 US Highway 27 South	Sebring	Branch	Leased
91980 Overseas Highway	Tavernier	Branch	Owned
240 Nokomis Avenue South	Venice	Bank of Venice HQ & Branch	Owned
1790 East Venice Avenue, Suite 101	Venice	Branch	Leased
3479 Precision Drive, Suite 118	Venice	Branch	Leased

In 2006, TIB Bank purchased parcels of land located at the Lehigh Acres Subdivision in Lehigh, Florida and at the City Gate Subdivision in Naples, Florida, where it plans to construct new branches.  In addition, TIB Bank entered into a sale-leaseback transaction on a building and related land located at 12195 Metro Parkway in Fort Myers, Florida.

In 2007, TIB Bank sold vacant land adjacent to the branch located at 3618 North Roosevelt Boulevard in Key West, Florida and a building located at 228 Atlantic Boulevard in Key Largo, Florida which had previously been used for office space.   TIB Bank also entered into a lease agreement for a building located at 704 Washington Street in Homestead, Florida.  This building is used as office space and was occupied in early 2008.

In 2008, TIB Bank completed the lease and vacated the office space located at 632 Washington Ave in Homestead, Florida 33030 and occupied the office space located at 704 Washington Street in Homestead, Florida.  TIB Bank terminated an option to acquire land located at 10815 Bonita Beach Road in Bonita Springs, Florida. TIB Bank also sold a vacant commercial lot located at 5 Homestead Avenue in Key Largo, Florida. TIB Bank repossessed property located at 9483 Tamiami Trail North in Naples, Florida which was transferred to fixed assets and will be used for office space by TIB Bank beginning in 2009. TIB Bank also purchased a building located at 17000 Alico Commerce Court in Ft. Myers, Florida. The building will be used as a branch and will be occupied in 2009.

ITEM 3:  LEGAL PROCEEDINGS

While the Company and the Banks are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that at December 31, 2008 there were no proceedings threatened or pending against the Company or the Banks that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the Company's fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ National Market under the symbol “TIBB.”  As of December 31, 2008, there were 617 registered shareholders of record and 14,457,708 shares of our common stock outstanding. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of 3 (three) 1% (one percent) stock dividends issued on July 7, 2008, September 30, 2008 and December 31, 2008 and distributed July 17, 2008, October 10, 2008 and January 10, 2009, respectively. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ National Market:

	2008		2007
(Quarter Ended)	High	Low	High	Low
March 31	$9.38	$5.62	$17.67	$14.24
June 30	8.20	5.67	14.56	12.39
September 30	7.17	3.79	12.95	10.07
December 31	7.23	4.05	10.84	6.53

For the year ended December 31, 2008, we paid cash dividends to our shareholders in the amount of $.0607 per share for the first quarter and issued stock dividends in lieu of cash dividends for the last three quarters. For the year ended December 31, 2007, we paid cash dividends to our shareholders in the amount of $.0582 per share for the first three quarters and $.0607 per share for the last quarter ($.2354 in the aggregate). Our ability to pay cash dividends to our shareholders is primarily dependent on the earnings of the Banks, as well as the dividend restrictions under the terms of our shares of Series A Preferred stock and our outstanding junior subordinated debentures. Payment of dividends by the Banks to us is also limited by dividend restrictions in capital requirements imposed by bank regulators.  Information regarding restrictions on the ability of the Banks to pay dividends to us is contained in Note 14 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof.  In general, future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the future earnings, capital requirements, regulatory constraints, and our financial condition as well as that of the Banks.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Executive Compensation – Equity Compensation Plan Information” of our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

For the year ended December 31, 2008, we did not repurchase any shares of our common stock.

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

The graph below compares the cumulative total return of TIB Financial Corp., the Nasdaq Composite Index and a peer group index.

[Missing Graphic Reference]

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
TIB Financial Corp.	100.00	109.76	140.60	156.02	77.63	42.00
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Southeast Bank Index	100.00	118.59	121.39	142.34	107.23	43.41

Source: SNL Financial LC, Charlottesville, VA

ITEM 6:  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 is unaudited and has been derived from our Consolidated Financial Statements and from our records.  The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Balance Sheet Data
As of December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Total assets	$1,610,114	$1,444,739	$1,319,093	$1,076,070	$829,325
Investment securities	225,770	160,357	131,199	97,464	77,807
Total loans	1,223,319	1,127,667	1,063,852	882,372	653,521
Allowance for loan losses	23,783	14,973	9,581	7,546	6,243
Deposits	1,135,668	1,049,958	1,029,457	920,424	687,859
Shareholders’ equity	121,114	96,240	85,862	77,524	68,114

Income Statement Data
Year ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Interest and dividend income	$88,164	$94,741	$85,234	$59,434	$40,916
Interest expense	43,504	48,721	38,171	20,304	10,730
Net interest income	44,660	46,020	47,063	39,130	30,186
Provision for loan losses	28,239	9,657	3,491	2,413	2,455
Net interest income after provision for loan losses	16,421	36,363	43,572	36,717	27,731
Non-interest income *	784	1,362	6,275	6,258	6,306
Non-interest expense	50,988	41,921	35,833	31,856	27,057
Income tax expense (benefit)	(12,853)	(1,775)	5,021	3,927	2,337
Income (loss) before preferred allocation	(20,930)	(2,421)	8,993	7,192	4,643
Income from discontinued operations, net of taxes	-	-	254	4,632	555
Income earned by preferred shareholders	165	-	-	-	-
Net income (loss) allocated to common shareholders	$(21,095)	$(2,421)	$9,247	$11,824	$5,198

*           Non-interest income for 2008 includes a charge of $6.4 million versus $5.7 million in 2007 related to the other than temporary impairment of investment securities as discussed in more detail in the “Investment Portfolio” section of management’s discussion and analysis.  Partially offsetting the $6.4 million charge in 2008 are $1.1 million in net gains on securities sold.

Per Share Data
Year ended December 31,
	2008	2007	2006	2005	2004
Book value per common share at year end *	$6.10	$7.31	$7.11	$6.50	$5.82

Basic earnings (loss) per common share from continuing operations	$(1.49)	$(0.19)	$0.75	$0.61	$0.43
Basic earnings per common share from discontinued operations	-	-	0.02	0.39	0.05
Basic earnings (loss) per common share	$(1.49)	$(0.19)	$0.77	$1.00	$0.48

Diluted earnings (loss) per common share from continuing operations	$(1.49)	$(0.19)	$0.73	$0.59	$0.41
Diluted earnings per common share from discontinued operations	-	-	0.02	0.38	0.05
Diluted earnings (loss) per common share	$(1.49)	$(0.19)	$0.75	$.97	$0.46

Basic weighted average common equivalent shares outstanding	14,118,036	12,671,768	11,961,170	11,770,105	10,941,508
Diluted weighted average common equivalent shares outstanding	14,118,036	12,671,768	12,249,873	12,158,471	11,291,473
Dividends declared per common share	$0.0607	$0.2354	$0.2294	$0.2245	$0.2196

* Calculation includes unvested shares of restricted stock.

Performance Ratios
	2008	2007	2006	2005	2004
Return (loss) on average assets**	(1.36)%	(0.18)%	0.74%	0.74%	0.63%
Return (loss) on average equity**	(20.41)%	(2.52)%	11.05%	10.19%	7.83%
Average equity/average assets	6.65%	6.99%	6.72%	7.26%	8.01%
Net interest margin	3.10%	3.60%	4.18%	4.38%	4.51%
Dividend payout ratio ***	NM	NM	30.50%	36.74%	51.76%
Allowance for loan losses/total loans	1.94%	1.33%	0.90%	0.86%	0.96%
Non-performing assets/total assets	2.95%	1.88%	0.69%	0.46%	0.60%
Non-performing loans/total loans	3.25%	1.43%	0.40%	0.11%	0.11%
Allowance for loan losses/non-performing loans	59.79%	93.08%	226.88%	789.33%	886.79%
Non-interest expense/tax equivalent net interest income and non-interest income from continuing operations	111.78%	87.86%	66.75%	69.69%	73.48%

**The computation of return on average assets and return on average equity is based on net income from continuing operations.
***The computation of the dividend payout ratio is based on net income (loss) from continuing operations.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Banks operate primarily as real estate secured commercial lenders, focusing on middle-market businesses in our Southern Florida markets.  The Banks fund their lending activity primarily by gathering retail and commercial deposits from our service area.  TIB Bank was formed in 1974 and has a substantial market presence in the Florida Keys.  In recent years, TIB Bank has expanded into the adjacent Florida counties of Miami-Dade, Collier, and Lee.  The acquisition of The Bank of Venice in April 2007 expanded our presence into Sarasota County, Florida.  Despite slowing economic growth in Florida, we anticipate increased opportunities in these contiguous markets for our well-positioned financial institution.

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

On January 2, 2008 we completed our acquisition of Naples Capital Advisors, Inc. a registered investment advisor.  This acquisition was the beginning of the Company’s initiative into the new business lines of private banking, trust services and wealth management.  On December 8, 2008, TIB Bank received authority to exercise trust powers from the FDIC and the State of Florida.  Staffing, operations, market presence and existing revenues will support the expansion of these integrated and complementary services going forward.

On March 7, 2008, the Company consummated a transaction whereby two of Southwest Florida’s prominent families, their representatives and their related business interests purchased 1.2 million shares of the Company’s common stock and warrants to purchase an additional 1.2 million shares of common stock at an exercise price of $8.15 per share at any time prior to March 7, 2011. Gross proceeds from the investment provided additional capital of $10.1 million.

On December 5, 2008, the Company issued $37 million of preferred stock and a related warrant to the U.S. Treasury under the U.S. Treasury’s Capital Purchase Program.  This increase in capital allows the Company to remain highly competitive, enhance our well capitalized status for regulatory purposes, and provide the added capital strength to support our continued growth through increased capacity to provide new loans to creditworthy individual and commercial customers.

On February 13, 2009, TIB Bank assumed all the deposits (excluding brokered deposits) of Riverside Bank of the Gulf Coast from the FDIC.  Riverside Bank’s nine offices reopened on February 17, 2009 as branches of TIB Bank.  The assumption of the deposits increases our market presence in Ft. Myers and Venice, and expands our banking operations into the contiguous market of Cape Coral.  This transaction also provides the Company with additional funding for loan growth, the potential for new customer relationships and will improve and increase our brand awareness throughout all of the markets we serve.

Performance Overview

TIB Financial Corp. is a financial services holding company focused on growth and expansion in the Florida marketplace and the parent company of TIB Bank, The Bank of Venice and Naples Capital Advisors, Inc.  For the year ended December 31, 2008, our operations resulted in a net loss of $20.9 million, or $1.49 per basic and diluted share. These results compared with a net loss of $2.4 million, or $0.19 per basic and diluted share for the prior year.  The most significant factors contributing to the 2008 loss were the $28.2 million provision for loan losses and write-downs of investment securities totaling $6.4 million, partially offset by $1.1 million net gains from the sale of investment securities.

Our operating environment remains challenging and our loan growth is muted due to loan payoffs and a lower level of loan origination. During this period of slower economic activity, our loans increased 8% from last year.  Our strategy of building relationships with small and middle-market business customers coupled with our new initiative in private banking and wealth management continues to drive our growth and expansion.

Deteriorating credit quality and the interest rate environment continue to be the dominant forces affecting our industry and our main challenges are managing asset quality and efficiently funding the growth of our loan portfolios. We are leveraging our current product and delivery advantages along with our sustainable customer service quality advantages in our efforts to increase market share and plan to continue to capitalize on the opportunities in our markets.

Net interest income on a tax-equivalent basis was $44.8 million for 2008, a decrease of 3% from $46.4 million a year ago. Changes in monetary policy by the Federal Reserve affect the prime rate, our loan yields, our deposit and borrowing costs and our net interest margin. The principal reason for the decrease was the significant increase in non-performing loans during the year which reduced our net interest income by $2.7 million.

Non-interest income, which includes service charges on deposit accounts, investment securities gains and losses, real estate fees and other operating income, decreased approximately $578,000 to $784,000 in 2008 from $1.4 million in 2007.  The decrease was attributable to a $765,000 increase in securities write-downs year over year and a $671,000 decline in fees on mortgage loans originated and sold due to lower sales of residential loans in the secondary market as a result of a greater proportion of our residential loan production being held in our portfolio.  Also, contributing to the decrease was a gain of approximately $254,000 from the disposition of land and a gain of approximately $702,000 from the disposition of an office building included in other income in 2007.  Offsetting the decrease was $1.1 million in net gains realized in 2008 from the sale of investment securities. Investment advisory fees from Naples Capital Advisors, Inc. contributed $555,000 to the current year.

Non-interest expense for 2008 was $51.0 million, compared with $41.9 million a year ago. The increase in non-interest expense for 2008 is partially attributable to a 9% increase in salaries and employee benefits expenses including severance costs for certain employees. The Bank of Venice represents approximately $646,000 of the increase and Naples Capital Advisors, Inc. represents approximately $668,000 of the increase.  Net occupancy and other expenses increased 37% compared to 2007.  The increase in net occupancy includes approximately $423,000 related to the operations of The Bank of Venice. The increase in other expenses was primarily attributable to increases in repossession expenses, write-downs of repossessed vehicles, OREO expenses and write-downs, consulting and collection fees and costs, FDIC insurance, operational losses, and $496,000 related to the operations of The Bank of Venice and $269,000 related to Naples Capital Advisors, Inc.

Total assets increased 11% during 2008 to $1.61 billion as of December 31, 2008, compared with $1.44 billion a year ago. Total loans grew 8% to $1.22 billion as of December 31, 2008, compared with $1.13 billion a year ago. Residential real estate mortgage loans accounted for the largest segment increase during 2008, representing $92.9 million of the total increase. Asset growth was funded by a $56.4 million increase in FHLB advances and other borrowings and an increase in total deposits to $1.14 billion as of December 31, 2008, representing deposit growth of 8% from $1.05 billion in the prior year. In 2008, the acquisition of The Bank of Venice in 2007 contributed $18.2 million, $9.2 million and $12.3 million to the 2008 growth in assets, loans and deposits, respectively. The Private Banking group contributed $36.4 million in net new relationship-based deposits.

In response to slowing economic activity, continued softness in residential real estate in our markets and the increase in non-performing loans, we increased our reserve for loan losses.  As of December 31, 2008 the allowance for loan losses totaled $23.8 million, or 1.94% of total loans. The allowance represents 60% of non-performing loans at December 31, 2008. Annual net charge-offs represented 1.64% of average loans as of December 31, 2008, compared with 0.45% as of December 31, 2007.

Economic and Operating Environment Overview

During 2008, it became more apparent that the national economy had entered into a recession with increasing unemployment and declining levels of economic activity.  In our local markets the economic contraction that began in late 2006 and early 2007 accelerated with sharp increases in unemployment in Collier and Lee Counties in Southwest Florida to over 9% by the end of 2008.  Declining retail sales and lower personal income also reflect the contracting economic environment in our local markets.

Global and national financial markets experienced significant volatility and liquidity concerns and the banking system was under significant pressure due to concerns about the declining economic fundamentals and the increasing level of non-performing loans and investment securities in banks.  Liquidity concerns in the national banking system were heightened during the third quarter and early fourth quarter of the year.

In response to the continuing economic contraction, the Federal Reserve maintained an accommodating monetary policy through open market transactions and reduced the targeted fed funds rate from 4.25% at the beginning of the year to 0.25% by the end of the year with a 200 basis point decline in the rate from September.  In response the prime rate declined from 7.25% to 3.25% during the year.  The Federal Reserve also implemented several liquidity facilities to provide added liquidity to financial institutions and other financial intermediaries.

The Emergency Economic Stabilization Act (“EESA”) authorized the FDIC to increase the amount of insured deposit accounts to $250,000 and provide unlimited deposit insurance on non-interest bearing deposits through 2009.  The EESA also authorized the U.S. Treasury to provide up to $700 billion of financial support to the U.S. banking industry.  The Capital Purchase Program, as part of the Troubled Asset Relief Program, was one of the initiatives that provided additional capital to banks.

The deepening economic downturn on a national and local basis has continued to adversely impact our individual and business customers.  The markets we serve continue to be among the most severely impacted in the country.  The spreading economic stress to consumers and local businesses was apparent in the fourth quarter as we experienced a pronounced increase in non-performing loans, which resulted in a significant level of loan charge-offs and a significant increase of our reserve for loan losses.

The increasing economic stress also adversely impacted the estimated fair value of our CDO investment securities as increased defaults by the underlying corporate issuers resulted in a significant reduction in the future estimated cash flows, which caused a significant decline and impairment in the estimated fair value of certain of these securities.

Analysis of Financial Condition

Our assets totaled $1.61 billion at December 31, 2008 compared to $1.44 billion at the end of 2007, an increase of $165.4 million, or 11%.  The growth in assets was primarily a result of increased investing and lending activity as the Banks invested funds provided by deposit growth and borrowings.

Total loans increased $95.8 million or 8%, to $1.22 billion at December 31, 2008.  The growth in the loan portfolio was primarily attributed to increases in commercial real estate loans of $46.4 million and residential real estate loans of $92.9 million, partially offset by decreases in indirect auto loans of $35.4 million.

Total deposits increased $85.7 million or 8%, from $1.05 billion at the end of 2007 to $1.14 billion at December 31, 2008.  Non-interest-bearing deposits decreased $15.0 million or 10%, while interest-bearing deposits increased $100.7 million or 11%.

Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable and subordinated debentures, totaled $337.3 million at year end 2008 compared to $280.9 million at the end of 2007.  During 2008, we increased our FHLB advances by $62.9 million.

Shareholders’ equity increased $24.9 million or 26%, from $96.2 million on December 31, 2007 to $121.1 million at the end of 2008.  The increase is primarily a result of the private placement of $10.1 million of common stock and warrants to two prominent Southwest Florida families and their business interests and the issuance of $37 million in preferred stock and a warrant under the Treasury’s Capital Purchase Program on December 5, 2008, partially offset by our net loss for the year.

Book value per common share decreased to $6.10 at December 31, 2008, from $7.31 at December 31, 2007.

Results of Operations

Net income

2008 compared with 2007:

The net loss was $20.9 million for 2008, compared to a net loss of $2.4 million for 2007.  Basic and diluted loss per common share for 2008 were $1.49, as compared to basic and diluted loss per common share of $0.19 in 2007.

The loss on average assets for 2008 was 1.36% compared to a loss on average assets of 0.18% for 2007. On the same basis, loss on average shareholders’ equity was 20.4% for 2008 compared to a loss of 2.5% for 2007.

Contributing significantly to the loss during 2008 were the $28.2 million provision for loan losses and the write-down of $6.4 million of investment securities, offset by a $1.1 million net gain on securities sold. In response to continued slowing economic activity and softening real estate values in our markets, our allowance for loan losses increased to $23.8 million or 1.94% of total loans, resulting from our provision for loan losses of $28.2 million exceeding net charge-offs for the period by 45%. For additional information on these items, see the sections that follow entitled “Allowance and Provision for Loan Losses” and “Investment Portfolio”, respectively.

2007 compared with 2006:

The net loss was $2.4 million for 2007, compared to net income of $9.0 million for 2006.  Basic and diluted loss per common share for 2007 were $0.19, as compared to basic and diluted earnings per common share of $0.75 and $0.73, respectively, in 2006.

Based on continuing operations, the loss on average assets for 2007 was 0.18% compared to a return on average assets of 0.74% for 2006. On the same basis, loss on average shareholders’ equity was 2.5% for 2007 while the return on average shareholders’ equity was 11.05% for 2006.

As discussed in Note 2 of the accompanying "Notes to Consolidated Financial Statements", the Company closed the sale of the merchant bankcard processing segment in the fourth quarter of 2005. Accordingly, the results of the merchant bankcard operations were classified as discontinued operations during 2006. The Company’s net loss for 2007 was $2.4 million compared to net income of $9.2 million for 2006. Basic and diluted loss per common share for 2007 was $0.19 as compared to basic and diluted earnings per common share of $0.77 and $0.75, respectively, in 2006.

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

Net interest income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities.  Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of interest-earning assets and interest-bearing liabilities.  Our interest-earning assets include loans, federal funds sold, interest-bearing deposits in other banks, and investment securities.  Our interest-bearing liabilities include deposits, federal funds purchased,  subordinated debentures, FHLB advances, and other short-term borrowings.

2008 compared with 2007:

Net interest income was $44.7 million for the year ended December 31, 2008, compared to $46.0 million for the same period in 2007.  The $1.4 million or 3% decrease in net interest income was due principally to the increase in non-accrual loans and investment securities during the year which reduced interest income and net interest income by $3.2 million and reduced the net interest margin by 0.21%.

The $6.6 million decrease in interest and dividend income compared to 2007 is due principally to a lower interest rate environment in 2008 and the higher level of non-accrual loans and investment securities.  As discussed previously, the Federal Reserve, in response to increasing economic weakness and contraction, reduced the targeted fed funds rate by 400 basis points during the year.

The prime rate declined by a similar amount to 3.25% as well.  Interest rates throughout the interest rate yield curve declined in response to the Federal Reserve’s monetary policy and the flight to lower risk fixed income securities (principally U.S. Treasuries and U.S. Agency securities) due to the volatility and uncertainty in the financial markets that persisted during the year.

As a consequence, the yield on loans with rates tied to the prime rate declined, new loans were originated at rates lower than those that prevailed during 2007 and reinvestment of the proceeds of maturing investment securities and purchases of new investment securities were also at lower rates.

The positive effect on net interest income of the $162 million increase of average earning assets was more than offset by the effect of the 129 basis point reduction in the yield of average earning assets.

The lower interest rate environment also resulted in a significant decline in the interest cost of interest bearing liabilities.  The average interest cost of interest bearing deposits declined by 93 basis points and the overall cost of interest bearing liabilities declined by 103 basis points.  Due to the rapidly declining interest rate environment and highly competitive deposit pricing on a local and national basis, we were not able to reduce the cost of our deposits as quickly and to the same extent as the decline in our earning asset yield.  As a consequence, the net interest margin declined.

As an additional consequence of the contracting economic conditions, our customers are maintaining lower levels of transaction account and short-term investment account balances which has resulted in a reduction of non-interest bearing demand deposits and money market accounts.  In this lower interest rate environment, customers have also shifted deposits to higher rate certificates of deposit.

We have also maintained a higher level of investment securities and cash and equivalents due to the volatile and uncertain financial market conditions.  All of these factors adversely impacted the net interest margin which declined 50 basis points to 3.10% from 3.60% in 2007.
On the basis of economic and financial market conditions that we observed during the second quarter of 2008, we began to shorten the maturity structure of our interest bearing liabilities by increasing the amount of FHLB borrowings with maturities of one month and by originating wholesale CD deposits with terms of 3 months to 6 months.  This funding tactic was initiated to generate lower cost and shorter-term liabilities to improve our net interest margin and position our balance sheet for stable or declining short-term interest rates.  This position was maintained through the fourth quarter and at December 31, 2008, we have $70 million of FHLB borrowings that mature in the first quarter and over $96 million of wholesale CD’s that have original maturities of 3 months to 6 months.  See Asset and Liability Management for a more in depth discussion of our management of changes in interest rates and interest rate risk.

Going forward, we expect market short-term interest rates to remain low for an extended period of time.  We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan yields, or they could increase due to strong demand in the financial markets and banking system for liquidity which is reflected in elevated pricing competition for deposits.  In the current interest rate environment, we believe that our interest margin will continue to be under pressure.  The predominant driver to increase net interest income is and will continue to be the growth of our balance sheet.  Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be less in extent than the relative impact of earning asset growth.

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

The following table sets forth information with respect to the average balances, interest income and average yield by major categories of interest-earning assets; the average balances, interest expense and average rate by major categories of interest-bearing liabilities; the average balances of noninterest-earning assets, noninterest-bearing liabilities and shareholders’ equity; and net interest income, interest rate spread, and net interest margin for the years ended December 31, 2008, 2007 and 2006.

Average Balance Sheets

	2008			2007			2006
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
ASSETS
Interest-earning assets:
Loans (a)(b)	$1,186,839	$77,877	6.56%	$1,088,751	$84,775	7.79%	$989,617	$78,382	7.92%
Investment securities (b)	183,649	8,629	4.70%	146,376	7,633	5.21%	123,651	6,149	4.97%
Interest bearing deposits in other banks	12,131	104	.85%	383	19	4.96%	448	22	4.94%
FHLB stock	10,012	350	3.50%	8,408	503	5.98%	4,935	285	5.78%
Federal funds sold/Repo	55,525	1,374	2.47%	42,187	2,144	5.08%	15,465	739	4.78%
Total interest-earning assets	1,448,156	88,334	6.10%	1,286,105	95,074	7.39%	1,134,116	85,577	7.55%

Non-interest earning assets:
Cash and due from banks	17,507			20,394			22,402
Premises and equipment, net	37,596			36,609			32,205
Allowances for loan losses	(16,111)			(10,174)			(8,325)
Other assets	54,395			41,167			32,037
Total non-interest earning assets	93,387			87,996			78,319
Total Assets	$1,541,543			$1,374,101			$1,212,435

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing deposits:
NOW accounts	$172,520	2,932	1.70%	$151,745	4,967	3.27%	$131,386	3,500	2.66%
Money market	151,273	3,649	2.41%	186,996	7,753	4.15%	166,501	5,959	3.58%
Savings deposits	52,896	669	1.26%	55,360	968	1.75%	48,897	346	0.71%
Time deposits	591,723	25,346	4.28%	486,658	24,172	4.97%	477,204	21,852	4.58%
Total interest-bearing deposits	968,412	32,596	3.37%	880,759	37,860	4.30%	823,988	31,657	3.84%

Short-term borrowings and FHLB advances	242,210	7,450	3.08%	174,583	7,861	4.50%	86,883	4,102	4.72%
Long-term borrowings	63,000	3,458	5.49%	39,860	3,000	7.53%	27,442	2,412	8.79%
Total interest bearing liabilities	1,273,622	43,504	3.42%	1,095,202	48,721	4.45%	938,313	38,171	4.07%

Non-interest bearing liabilities and shareholders’ equity:
Demand deposits	146,158			163,478			174,798
Other liabilities	19,196			19,338			17,903
Shareholders’ equity	102,567			96,083			81,421
Total non-interest bearing liabilities and shareholders’ equity	267,921			278,899			274,122
Total liabilities and shareholders’ equity	$1,541,543			$1,374,101			$1,212,435
Interest rate spread			2.68%			2.94%			3.48%
Net interest income		$44,830			$46,353			$47,406
Net interest margin (c)			3.10%			3.60%			4.18%

__________
(a)	Average loans include non-performing loans. Interest on loans includes loan fees of $420 in 2008, $706 in 2007, and $632 in 2006.
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

	2008 compared to 2007 Due to changes in				2007 compared to 2006 Due to changes in
(Dollars in thousands)	Average Volume	Average Rate		Net Increase (Decrease)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (a)(b)	$7,200		$(14,098)	$(6,898)	$7,738	$(1,345)	$6,393
Investment securities (a)	1,805		(809)	996	1,174	310	1,484
Interest-bearing deposits in other banks	113		(28)	85	(3)	-	(3)
FHLB stock	83		(236)	(153)	207	11	218
Federal funds sold	545		(1,315)	(770)	1,355	50	1,405
Total interest income	9,746		(16,486)	(6,740)	10,471	(974)	9,497

Interest expense
NOW accounts	608		(2,643)	(2,035)	592	875	1,467
Money market	(1,287)		(2,817)	(4,104)	784	1,010	1,794
Savings deposits	(41)		(258)	(299)	51	571	622
Time deposits	4,780		(3,606)	1,174	440	1,880	2,320
Short-term borrowings and FHLB advances	2,514		(2,925)	(411)	3,957	(198)	3,759
Long-term borrowings	1,420		(962)	458	972	(384)	588
Total interest expense	7,994		(13,211)	(5,217)	6,796	3,754	10,550

Change in net interest income	$1,752	$	(3,275)	$(1,523)	$3,675	$(4,728)	$(1,053)

__________
(a) Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(b) Average loan volumes include non-performing loans which results in the impact of the nonaccrual of interest being reflected in the change in average rate on loans.

Non-interest income

The following table presents the principal components of non-interest income for the years ended December 31:

(Dollars in thousands)	2008	2007	2006
Service charges on deposit accounts	$2,938	$2,692	$2,457
Investment securities gains (losses), net	(5,349)	(5,660)	-
Fees on mortgage loans sold	775	1,446	1,599
Investment advisory fees	555	-	-
Debit card income	747	733	711
Earnings on bank owned life insurance policies	463	445	400
Gain on sale of assets	30	957	138
Other	625	749	970
Total non-interest income	$784	$1,362	$6,275

2008 compared to 2007:

Excluding the effect of investment security losses, non-interest income was $6.1 million in 2008 compared to $7.0 million 2007.  Due to the other than temporary impairment of three collateralized debt obligation investment securities and an equity investment security, we wrote down these securities by $6.4 million in 2008 and $5.7 million in 2007. Partially offsetting the loss in 2008 were net gains from the sale of investment securities of $1.1 million. See the section of management’s discussion and analysis entitled “Other than Temporary Impairment of Available for Sale Securities” for additional information.

Residential mortgage originations were $154 million in 2008 compared to $124 million in 2007.  However, as a result of the lack of a secondary market for jumbo mortgages in 2008 we originated and retained jumbo mortgages in our loan portfolio as part of a strategy of generating loans on a relationship basis for customers with whom we can provide private banking and wealth management services.  As a consequence, residential loans originated and sold declined from $91.2 million in 2007 to $46.8 million in 2008 and fees on mortgage loans sold declined from $1.4 million to $775,000 for the respective periods.

Naples Capital Advisors generated $555,000 of investment advisory fees since its acquisition in January 2008.

In 2007 as part of our operating cost reduction and containment, we sold an office building and land no longer necessary for our operations and recognized a gain of $957,000.

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

Non-interest expenses

The following table represents the principal components of non-interest expenses for the years ended December 31:

(Dollars in thousands)	2008	2007	2006
Salary and employee benefits	$24,534	$22,550	$20,205
Net occupancy expense	8,539	7,979	6,120
Accounting, legal, and other professional	2,558	1,372	1,246
Computer services	2,093	2,172	1,955
Collection costs	1,341	772	464
Postage, courier and armored car	887	837	845
Marketing and community relations	1,246	1,151	983
Operating supplies	548	581	581
Directors’ fees	825	568	518
Travel expenses	345	396	387
FDIC and state assessments	1,153	629	298
Amortization of intangibles	648	440	288
Repossessed asset expenses	1,387	986	312
Operational charge-offs	1,528	74	124
OREO write downs and expenses	1,694	14	-
Other operating expenses	1,662	1,400	1,507
Total non-interest expenses	$50,988	$41,921	$35,833

2008 compared to 2007:

Non-interest expenses were $51.0 million in 2008 compared to $41.9 million in 2007.  A significant portion of the increase relates to additional costs that were incurred in 2008 due to the contracting economic environment in our markets and the increase in nonperforming loans and assets that we experienced during the year. The restructuring of our indirect auto financing business line also had a significant impact on expenses in the current year.

Salaries and employee benefits increased $2.0 million, reflecting the increase in staffing for our new initiative in private banking, wealth management and trust services ($1.4 million) and annual raises and increase in personnel to support the growth and expansion of our operations. Severance costs of approximately $455,000 were included in salaries and employee benefits expenses during 2008.

Occupancy costs includes the added facilities cost of a new branch opened by The Bank of Venice, and our new IT facility that became operational in 2008 ($448,000). Unamortized leasehold improvements of $224,000 were written-off due to the non-renewal of an office building lease and the closing of our Sebring branch in January 2009.

Accounting, legal and professional fees in 2008 include $387,000 of consulting fees related to the restructuring of our indirect auto finance business line and higher legal fees related to the restructuring and collection of nonperforming loans.

The increase in collection expenses reflects principally the increased collection costs related to the significantly higher delinquent and nonperforming loans in our indirect auto loan portfolio in 2008.

The FDIC assessed higher deposit insurance premiums on all banks in 2008 and the $524,000 increase over the 2007 expense is due to this higher deposit insurance premium and the growth of our deposits. We anticipate that the rate and total amount of these premiums will increase further during 2009and will likely include a special assessment for all institutions of up to 0.20% of insurable deposits.

As previously discussed in our Form 10Q for the first quarter of 2008, the restructuring of our indirect auto finance operations resulted in the acceleration of the disposition of repossessed vehicles from a retail sales strategy to a wholesale auction strategy. As a consequence, we wrote down the value of repossessed vehicles and related assets by $1.2 million to the lower wholesale values at March 31, 2008. This write-down is the principal component of repossessed asset expenses in 2008. Subsequently, repossessed vehicles were valued at the estimated wholesale auction values and were sold through the wholesale auction process.

Operational charge-offs increased significantly in 2008 due to the write-off of a non-loan account receivable, which is the subject of litigation.

OREO expenses and write-downs include $1.3 million of write downs due to the decline in estimated market value of the foreclosed properties since they were acquired and $359,000 of ownership related expenses such as insurance, real estate taxes and maintenance on these properties.

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

Provision for income taxes

The provision for income taxes includes federal and state income taxes.  The effective income tax rates for the years ended December 31, 2008, 2007, and 2006 were 38%, 42% and 36%, respectively.  The fluctuations in effective tax rates reflect the effect of the differences in deductibility of certain income and expenses. The higher benefit during 2008 and the lower effective income tax rate during 2006 were partly due to the recognition of a state income tax credit related to the Company’s funding of affordable housing construction costs for local charitable organizations. The primary factor resulting in the higher effective tax benefit rate during 2007 was the greater relative impact of the effect of tax exempt interest income on the pretax loss. Additionally, during 2006, the Company’s taxable income exceeded the 34% federal statutory income tax bracket and a portion of our taxable income was taxable at a rate of 35%.  Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, our overall level of taxable income. See Notes 1 and 11 of our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on our earnings history, we have determined that no valuation allowance was required at December 31, 2008 or 2007. Additionally, there were no unrecognized tax benefits at December 31, 2008, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Loan Portfolio

Prior to our entrance into the Southwest Florida market in 2001, our primary locations were in the Florida Keys (Monroe County) and south Miami-Dade County.  As this region’s primary industry is tourism, commercial loan demand is primarily for resort, hotel, restaurant, marina, and related real estate secured property loans.   We serve this market by offering long-term, adjustable rate financing to the owners of these types of properties for acquisition and improvements.  As our business has expanded in Southwest Florida, our loan portfolio has benefited from the resulting geographic diversification which is expected to provide more industry-based diversity to our loan portfolio.  As of December 31, 2008, we had approximately $674.1 million of loans outstanding (including indirect auto loans) in Southwest Florida.

The cost of living in Monroe County is higher in comparison to other counties in Florida due in large part to the limited and expensive real estate with various construction restrictions and environmental considerations.  Accordingly, collateral values on loans secured by property in this market are greater. Collier and Lee counties in Southwest Florida are higher growth communities and the majority of the growth of our commercial loan portfolio has been generated by serving this market.

Loans are expected to produce higher yields than investment securities and other interest-earning assets.  The absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin.  Total loans outstanding increased to $1.22 billion at the end of 2008 as compared to $1.13 billion at year end 2007, an increase of 8%.  Of this amount, real estate mortgage loans increased 13% from $904.2 million to $1.02 billion.  Commercial real estate mortgage loans accounted for some of this increase, growing from $612.1 million to $658.5 million at the respective year ends.  Residential loans also increased significantly growing from $112.1 million at December 31, 2007 to $205.1 million at December 31, 2008. Offsetting these increases in 2008 were declines in indirect auto loans.  This portfolio decreased from $117.4 million at December 31, 2007 to $82.0 million at December 31, 2008.  We generally originate commercial loans with rates that fluctuate with the prime lending rate or may be fixed for initial periods of 3 to 5 years and residential loans held in the portfolio with rates that adjust periodically and are tied to an index such as the one year treasury or one year LIBOR rate.  At December 31, 2008, 80% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition our loan portfolio at December 31:

(Dollars in thousands)	2008	2007	2006	2005	2004
Real estate mortgage loans:
Commercial	$658,516	$612,084	$546,276	$451,969	$351,346
Residential	205,062	112,138	82,243	76,003	67,204
Farmland	13,441	11,361	24,210	4,660	4,971
Construction and vacant land	147,309	168,595	157,672	125,207	49,815
Commercial and agricultural loans	71,352	72,076	84,905	80,055	64,622
Indirect auto loans	82,028	117,439	141,552	118,018	91,890
Home equity loans	34,062	21,820	17,199	17,232	13,856
Other consumer loans	11,549	12,154	9,795	9,228	9,817
Subtotal	1,223,319	1,127,667	1,063,852	882,372	653,521
Less: deferred loan costs (fees)	1,656	1,489	1,616	1,652	2,157
Less: allowance for loan losses	(23,783)	(14,973)	(9,581)	(7,546)	(6,243)
Net loans	$1,201,192	$1,114,183	$1,055,887	$876,478	$649,435

The two most significant components of our loan portfolio are commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of December 31.

	2008		2007
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$108,165	16%	$103,937	17%
Office Buildings	105,159	16%	97,633	16%
Hotels/Motels	90,091	14%	86,909	14%
1-4 Family and Multi Family	88,512	14%	76,339	13%
Guesthouses	84,993	13%	81,817	13%
Retail Buildings	71,184	11%	64,819	11%
Restaurants	47,680	7%	37,186	6%
Marinas/Docks	20,130	3%	20,364	3%
Warehouse and Industrial	29,031	4%	29,958	5%
Other	13,571	2%	13,122	2%
Total	$658,516	100%	$612,084	100%

	2008		2007
(Dollars in thousands)	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition
Construction:
Residential – owner occupied	$23,444	16%	$20,620	12%
Residential – commercial developer	9,474	6%	36,107	21%
Commercial structure	18,629	13%	14,367	9%
Total construction	51,547	35%	71,094	42%

Land:
Raw land	25,890	18%	25,890	9%
Residential lots	13,041	9%	16,775	10%
Land development	19,975	13%	19,818	18%
Commercial lots	36,856	25%	35,018	21%
Total land	95,762	65%	97,501	58%

Total	$147,309	100%	$168,595	100%

The reduction of construction loans during 2008 reflects our decision to curtail the financing of new development projects in late 2005 and early 2006. As construction projects have been completed, the balance of construction loans has declined.

The contractual maturity distribution of our loan portfolio at December 31, 2008 is indicated in the table below.  The majority of these are amortizing loans.

	Loans maturing
(Dollars in thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Real estate mortgage loans:
Commercial	$74,037	$139,332	$445,147	$658,516
Residential	2,330	2,304	200,428	205,062
Farmland	29	1,985	11,427	13,441
Construction and vacant land (a)	73,613	47,394	26,302	147,309
Commercial and agricultural loans	29,163	25,333	16,856	71,352
Indirect auto loans	4,384	67,476	10,168	82,028
Home equity loans	1,071	5,124	27,867	34,062
Other consumer loans	2,332	8,169	1,048	11,549
Total loans	$186,959	$297,117	$739,243	$1,223,319

__________
(a) $23,444 of this amount relates to residential real estate construction loans that have been approved for permanent financing but are still under construction. The remaining amount relates to vacant land and commercial real estate construction loans, some of which have been approved for permanent financing but are still under construction.

	Loans maturing
(Dollars in thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Loans with:
Predetermined interest rates	$42,650	$163,486	$41,084	$247,220
Floating or adjustable rates	144,309	133,631	698,159	976,099
Total loans	$186,959	$297,117	$739,243	$1,223,319

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

Home equity loans, indirect auto loans, residential loans and consumer loans generally are not analyzed individually.   These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans.  As above, when appropriate, a specific reserve will be established for individual loans.  Otherwise, we allocate an allowance for each loan classification.  The allocations are based on the same factors mentioned above.

Senior management and the Board of Directors review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses amounted to $23.8 million and $15.0 million at December 31, 2008 and December 31, 2007, respectively.  Based on an analysis performed by management at December 31, 2008, the allowance for loan losses is considered to be adequate to cover probable incurred credit losses in the portfolio as of that date.   However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated losses in the loan portfolio.  Our provision for loan losses was $28.2 million, $9.7 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. While partly related to loan growth of $95.7 million and $63.8 million, respectively, the higher provision for loan losses in 2008 and 2007 was primarily attributable to the continued contraction of residential real estate activity and the ripple effect on our local economies as well as the increase in our nonperforming loans, delinquencies and charge-offs. The continued local economic contraction is evidenced by increased unemployment levels, especially in the greater Fort Myers, Florida area where we have a concentration of indirect auto loan exposure. While there recently has been an increase in the number of real estate unit sales as compared to the prior year period, the impact of foreclosures and distressed sales is impacting the value of real estate and the economy broadly.

Loan growth of $181.5 million was the primary driver of the provision for loan losses during 2006. Additionally, due to the weakening economic environment, we increased economic risk factors employed in estimating the allowance during the second quarter of 2006 and we further elevated certain quantitative and qualitative factors used in estimating our allowance for loan losses during each quarter of 2007 and 2008.

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

Changes affecting the allowance for loan losses are summarized for the years ended December 31,

(Dollars in thousands)	2008	2007	2006	2005	2004
Balance at beginning of year	$14,973	$9,581	$7,546	$6,243	$5,216

Charge-offs:
Real estate mortgage loans:
Commercial	1,577	118	-	-	-
Residential	1,897	63	-	-	-
Farmland	-	-	-	-	-
Construction and vacant land	4,324	1,251	-	-	-
Commercial and agricultural loans	587	278	12	107	92
Indirect auto loans	10,674	3,110	1,557	1,045	1,313
Home equity loans	270	331	-	-	-
Other consumer loans	180	51	4	67	82
Total charge-offs	19,509	5,202	1,573	1,219	1,487

Recoveries:
Real estate mortgage loans:
Commercial	-	-	-	-	-
Residential	10	-	-	-	-
Farmland	-	-	-	-	-
Construction and vacant land	2	-	-	-	-
Commercial and agricultural loans	-	-	20	6	38
Indirect auto loans	54	262	55	65	3
Home equity loans	-	2	2	8	2
Other consumer loans	14	6	40	30	16
Total recoveries	80	270	117	109	59

Net charged off	19,429	4,932	1,456	1,110	1,428

Provision for loan losses	28,239	9,657	3,491	2,413	2,455

Acquisition of The Bank of Venice	-	667	-	-	-

Allowance for loan losses at end of year	$23,783	$14,973	$9,581	$7,546	$6,243

Ratio of net charge-offs to average net loans outstanding	1.64%	0.45%	0.15%	0.14%	0.24%

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb probable incurred credit losses from any and all loans, the following table represents management’s best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of December 31. Qualitative factors used in determining the allowance for loan losses resulted in the establishment of an unallocated reserve totaling approximately $1.1 million as of December 31, 2007.  Due to the ongoing evaluation and changes in the basis for the allowance for loan losses, actual future charge offs will not necessarily follow the allocations described below.

	2008		2007		2006		2005		2004
(Dollars in thousands)	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans
Real estate mortgage loans:
Commercial	$11,143	54%	$5,250	54%	$3,764	51%	$2,971	51%	$2,513	54%
Residential	2,393	17%	381	10%	191	8%	168	9%	144	10%
Farmland	134	1%	84	1%	161	2%	30	1%	34	1%
Construction and vacant land	1,313	12%	1,218	15%	922	15%	743	14%	312	8%
Commercial and agricultural loans	2,256	6%	1,547	6%	1,002	8%	912	9%	737	10%
Indirect auto loans	5,708	6%	5,072	11%	3,352	13%	2,523	13%	2,312	14%
Home equity loans	694	3%	213	2%	87	2%	85	2%	67	2%
Other consumer loans	142	1%	113	1%	102	1%	114	1%	124	1%
Unallocated	-		1,095		-		-		-
	$23,783	100%	$14,973	100%	$9,581	100%	$7,546	100%	$6,243	100%

Impaired Loans

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, individual commercial, commercial real estate and residential loans exceeding certain size thresholds established by management are individually evaluated for impairment. If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans are as follows:

(Dollars in thousands)	2008	2007
Year end loans with no specifically allocated allowance for loan losses	$8,344	$4,448
Year end loans with allocated allowance for loan losses	53,765	3,748
Total	$62,109	$8,196
Amount of the allowance for loan losses allocated to impaired loans	$6,116	$1,401

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

(Dollars in thousands)	2008	2007	2006	2005	2004
Total non-accrual loans (a)	$39,776	$16,086	$4,223	$956	$704
Accruing loans delinquent 90 days or more (a)	-	-	-	-	-
Total non-performing loans	39,776	16,086	4,223	956	704

Non-accrual investment securities(b)	763	3,154	-	-	-
Repossessed personal property (primarily indirect auto loans)	601	3,136	1,958	962	688
Other real estate owned	4,323	1,846	-	190	882
Other assets (c)	2,076	2,915	2,861	2,815	2,665
Total non-performing assets	$47,539	$27,137	$9,042	$4,923	$4,939

Allowance for loan losses	$23,783	$14,973	$9,581	$7,546	$6,243

Non-performing assets as a percent of total assets	2.95%	1.88%	0.69%	0.46%	0.60%
Non-performing loans as a percent of total loans	3.25%	1.43%	0.40%	0.11%	0.11%
Allowance for loan losses as a percent of non-performing loans (a)	59.79%	93.08%	226.88%	789.33%	886.79%

__________
(a)
Non-performing loans during 2004 and 2005 excluded the $1.6 million loan discussed below that was guaranteed for both principal and interest by the USDA. In December 2006, the Bank stopped accruing interest on this loan pursuant to a ruling made by the USDA. Accordingly, the loan was included in total non-accrual loans as of December 31, 2006 and 2007. During 2008, the USDA repaid the guaranteed portion of the loan in accordance with the provisions of the guarantee agreement. Other non-accrual loans at December 31, 2004 through December 31, 2006 are primarily indirect auto loans. Non-accrual loans as of December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	December 31, 2008		December 31, 2007
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family *	18	$4,014	10	$3,320
Commercial 1-4 family investment	9	7,943	3	1,122
Commercial and agricultural	2	64	4	293
Commercial real estate	18	13,133	4	2,619
Residential land development	4	12,584	1	2,686
Participations in residential loan pools *	-	-	9	1,246
Government guaranteed loans	3	143	1	1,641
Indirect auto, auto and consumer loans	155	1,895	238	3,159
		$39,776		$16,086

* Our ownership in the nine loan pools was exchanged for an equivalent value of 10 specific loans from the loan pools during the first quarter of 2008.

(b)
In December 2007, we placed a collateralized debt security collateralized primarily by homebuilders, REITs, real estate companies and commercial mortgage backed securities on non-accrual. This security had an original cost of $6.0 million. During 2008, two additional similarly secured collateralized debt obligations with original costs of $2.0 million each were also placed on nonaccrual. As of December 31, 2007 and throughout 2008, the estimated fair value of these securities declined further and management has periodically deemed such declines other than temporary. Accordingly, we have recorded cumulative realized losses totaling $9.2 million relating to these securities through December 31, 2008. For additional details on these and other investment securities, see the section of management’s discussion and analysis that follows entitled “Investment Portfolio”.

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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million at December 31, 2007. The loan was accruing interest until December 2006 when the Bank ceased the accrual of interest pursuant to a ruling made by the USDA.  Accrued interest on this loan totaled approximately $941,000 at December 31, 2007. During the second quarter of 2008, the USDA paid the Company the principal and accrued interest and allowed the Company to apply other proceeds previously received to reduce capitalized liquidation costs and protective advances.

The non-guaranteed principal and interest ($2.0 million at December 31, 2008 and December 31, 2007) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $112,000 and $954,000 at December 31, 2008 and 2007, respectively, are included as “other assets” in the financial statements.

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

Major sources of increases and decreases in cash and cash equivalents are as follows for the three years ending December 31:

(Dollars in thousands)	2008	2007	2006
Provided by operating activities	$10,044	$3,770	$11,607
Used by investing activities	(194,746)	(40,328)	(229,815)
Provided by financing activities	187,377	52,065	232,250
Net increase in cash and cash equivalents	$2,675	$15,507	$14,042

As discussed in Note 16 of the Consolidated Financial Statements, the Company had unfunded loan commitments and unfunded letters of credit totaling $103.5 million at December 31, 2008.  The Company believes the likelihood of these commitments either needing to be totally funded or funded at the same time is low.  However, should significant funding requirements occur, the Company has available borrowing capacity from various sources as discussed below.

The Banks have unsecured overnight federal funds purchased accommodation up to a maximum of $28.0 million from their principal correspondent banks.  Additionally, the Banks have agreements with various financial institutions under which securities can be sold under agreements to repurchase. Further, the Banks have invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Banks is based on the amount of collateral pledged and limited by a percentage of the Banks’ total assets as reported on the most recent quarterly financial information submitted to the regulators.  At December 31, 2008, in addition to $25.0 million in letters of credit used in lieu of pledging securities to the State of Florida and $150,000 in letters of credit on behalf of customers, there was $202.9 million in advances outstanding.  Borrowings are collateralized by the Banks’ qualifying one-to-four family residential mortgage loans and certain commercial real estate loans. The amount of unused borrowing capacity at December 31, 2008 was $40.1 million.

Scheduled maturities and paydowns of loans and investment securities are also a source of liquidity.

At December 31, 2008, our gross loan to deposit ratio was 107.9% compared to a ratio of 107.5% at December 31, 2007.  Management monitors and assesses the adequacy of our liquidity position on a daily and monthly basis to ensure that sufficient sources of liquidity are maintained and available.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by a bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Based on the level of undistributed earnings for the prior two years, declaration of dividends by TIB Bank, during 2008, would have required regulatory approval. The Bank of Venice has no retained earnings available for dividends.  Therefore, the Company does not expect to receive dividends from the Banks in the foreseeable future. The holding company had $23.6 million of cash at December 31, 2008.  In connection with the assumption of the Riverside deposits and branch operations, the holding company invested approximately $12 million of additional capital in TIB Bank during the first quarter of 2009 to support its growth in deposits and assets.

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities.  The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at December 31, 2008 is presented in the table below.

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$361,861	$69,659	$89,152	$578,598	$124,049	$1,223,319
Investment securities-taxable	63,486	292	2,281	40,158	111,752	217,969
Investment securities-tax exempt	-	-	-	3,594	4,195	7,789
Marketable equity securities	12	-	-	-	-	12
FHLB stock	11,724	-	-	-	-	11,724
Federal funds sold and securities purchased under agreements to resell	4,127	-	-	-	-	4,127
Interest-bearing deposit in other banks	47,969	-	-	-	-	47,969
Total interest-bearing assets	489,179	69,951	91,433	622,350	239,996	1,512,909

Interest-bearing liabilities:
NOW accounts	142,291	-	-	-	-	142,291
Money market	102,486	-	-	-	-	102,486
Savings deposits	73,832	-	-	-	-	73,832
Time deposits	262,861	94,285	217,074	114,455	-	688,675
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	171,422	1,250	2,900	128,750	-	304,322
Total interest-bearing liabilities	777,892	95,535	219,974	243,205	8,000	1,344,606

Interest sensitivity gap	$(288,713)	$(25,584)	$(128,541)	$379,145	$231,996	$168,303

Cumulative interest sensitivity gap	$(288,713)	$(314,297)	$(442,838)	$(63,693)	$168,303	$168,303

Cumulative sensitivity ratio	(19.1%)	(20.8%)	(29.3%)	(4.2%)	11.1%	11.1%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above.  Certain liabilities such as non-indexed NOW and passbook savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  Approximately 11% of our deposit funding is comprised of non-interest-bearing liabilities and total interest-earning assets are substantially greater than the total interest-bearing liabilities.  Therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  Increases in the level of nonperforming assets would have a negative impact on our net interest margin.  Due to the Federal Reserve’s recent monetary policy actions we anticipate that our net interest margin may decline and then stabilize because we have positioned the Company for declining short-term interest rates by increasing our liability sensitivity through increased short term borrowings and shorter term certificates of deposit.

Even in the near term, we believe the $442.8 million one year cumulative negative sensitivity gap may exaggerate the probable effects on earnings for two reasons.  First, the liabilities subject to re-pricing are predominately not indexed to any specific market rate and therefore they may not fully reflect the changes in market rates in any rate re-pricings.  Further, the assets subject to re-pricing are expected to reflect fully any changes in market rates, primarily the prime rate.  Interest-earning assets and time deposits are presented based on their contractual terms.  It is anticipated that run off in any deposit category will be approximately offset by new deposit generation.

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

Investment Portfolio

Contractual maturities of investment securities at December 31, 2008 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date.

(Dollars in thousands)	Within 1 Year		After 1 Year Within 5 Years		After 5 Years Within 10 Years		After 10 Years		Other Securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Securities Available for Sale:
U.S. Gov’t agencies and corporations	$10,110	3.77%	$34,965	4.13%	$1,085	5.89%	$5,508	5.33%	$-
States and political subdivisions – tax exempt (a)	-	-	3,595	5.80%	2,672	5.26%	1,522	5.78%	-
States and political subdivisions – taxable	90	7.29%	-	-	-	-	2,247	6.10%	-
Marketable equity securities (a)	-	-	-	-	-	-	-	-	12
Mortgage-backed securities	-	-	-	-	-	-	-	-	157,977
Corporate bonds	-	-	-	-	-	-	1,712	3.09%	-
Collateralized debt obligations	-	-	-	-	-	-	4,275	1.89%	-
Total	$10,200	3.80%	$38,560	4.29%	$3,757	5.43%	$15,264	3.97%	$157,989

Yield by classification of investment securities at December 31, 2008 was as follows:

(Dollars in thousands)	Yield	Totals
Securities Available for Sale:
U.S. Government agencies and corporations	4.21%	51,668
States and political subdivisions – tax exempt (a)	5.61%	7,789
States and political subdivisions – taxable	6.14%	2,337
Marketable equity securities (a) (b)	8.73%	12
Mortgage-backed securities	4.54%	157,977
Corporate bonds	3.09%	1,712
Collateralized debt obligations (c)	1.89%	4,275
Total (c)	4.43%	$225,770

__________
(a)	Weighted average yields on tax exempt obligations and marketable equity securities have been computed by grossing up actual tax exempt income.
(b)	Weighted average yield on marketable equity securities was computed using the actual 2008 income grossed up by 35% to a taxable equivalent basis.
(c)	Excluding the impact of the non-accrual investments, the total investment portfolio yield was 4.45% and the Collateralized debt obligation yield was 2.15%.

The following table presents the amortized cost, unrealized gains, unrealized losses, and fair value for the major categories of our investment portfolio for each reported period:

Available for Sale—December 31, 2008

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$50,892	$776	$-	$51,668
States and political subdivisions-tax exempt	7,751	59	21	7,789
States and political subdivisions-taxable	2,407	-	70	2,337
Marketable equity securities	12	-	-	12
Mortgage-backed securities	157,066	1,332	421	157,977
Corporate bonds	2,870	-	1,158	1,712
Collateralized debt obligations	5,763	-	1,488	4,275
	$226,761	$2,167	$3,158	$225,770

Available for Sale—December 31, 2007

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$72,482	$1,245	$66	$73,661
States and political subdivisions-tax exempt	9,629	6	51	9,584
States and political subdivisions-taxable	2,495	1	21	2,475
Marketable equity securities	1,224	-	-	1,224
Mortgage-backed securities	60,161	295	296	60,160
Corporate bonds	2,865	-	100	2,765
Collateralized debt obligations	11,110	-	622	10,488
	$159,966	$1,547	$1,156	$160,357

Available for Sale—December 31, 2006

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury Securities	$5,087	$-	$125	$4,962
U.S. Government agencies and corporations	84,014	278	1,294	82,998
States and political subdivisions-tax exempt	10,818	22	98	10,742
States and political subdivisions-taxable	2,578	12	-	2,590
Marketable equity securities	3,000	484	-	3,484
Mortgage-backed securities	16,428	94	8	16,514
Collateralized debt obligations	9,996	-	87	9,909
	$131,921	$890	$1,612	$131,199

Other than temporary impairment of available for sale securities

As of December 31, 2008, we owned three collateralized debt obligation investment securities collateralized by debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities with an aggregate original cost of $10.0 million. In determining the estimated fair value of these securities, we utilize a discounted cash flow modeling valuation approach which is discussed in greater detail in the section of management’s discussion and analysis that follows entitled “FASB Statement 157”. These securities are floating rate securities which were rated “A” or better by an independent and nationally recognized rating agency at the time of our purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade, and the amount of unrealized loss, management concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value. This resulted in the recognition of other than temporary impairment loss of $3.9 million in 2007. During 2008, the estimated fair value of these securities declined further due to the occurrence of additional defaults by certain underlying issuers and changes in the cash flow and discount rate assumptions used to estimate the value of these securities. During 2008, we concluded that the further declines in values were other than temporary under generally accepted accounting principles. Accordingly, we wrote-down these investment securities by an additional $5.3 million. These additional write downs include the complete write off of two of the three securities, with an original cost of $2.0 million each. The third security, with an original cost of $6.0 million is valued at an estimated fair value of $763,000 as of December 31, 2008.

Additionally, during 2007, the market value of an investment in equity securities, which the Company originally acquired in 2003 for $3.0 million to obtain community reinvestment credit, of a publicly owned company declined significantly. During 2007, management determined that the decline was other than temporary; accordingly, we wrote this investment down by $1.8 million. Due to significant further declines in market value during 2008, we wrote this investment down further by $1.1 million in 2008 and decided to sell a portion of this investment in December 2008 to ensure we would fully realize the associated capital loss carryback potential for Federal income tax purposes. In doing so, we recognized an additional realized loss of approximately $124,000 upon the partial disposition of this investment.

The write downs described above resulted in total recognized other than temporary impairment losses of $6.4 million during 2008 and $5.7 million during 2007. During 2006 no other than temporary impairment losses were recorded.

We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of these or other securities may result in additional impairment charges which may be material to the financial condition and results of operations of the Company.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by us for the years ended December 31, 2008, 2007, and 2006.

	2008		2007		2006
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$146,158		$163,478		$174,798

Interest-bearing deposits
NOW Accounts	172,520	1.70%	151,745	3.27%	131,386	2.66%
Money market	151,273	2.41%	186,996	4.15%	166,501	3.58%
Savings deposit	52,896	1.26%	55,360	1.75%	48,897	0.71%
Time deposits	591,723	4.28%	486,658	4.97%	477,204	4.58%

Total	$1,114,570	2.92%	$1,044,237	3.63%	$998,786	3.17%

The following table presents the maturity of our time deposits at December 31, 2008:

(Dollars in thousands)	Deposits $100 and Greater	Deposits Less than $100	Total
Months to maturity:
3 or less	$64,424	$198,437	$262,861
4 to 6	37,213	57,072	94,285
7 through 12	85,013	132,061	217,074
Over 12	54,361	60,094	114,455
Total	$241,011	$447,664	$688,675

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations at December 31, 2008 are summarized in the table that follows.  The amounts shown for commitments to extend credit and letters of credit are contingent obligations, some of which are expected to expire without being drawn upon.  As a result, the amounts shown for these items do not necessarily represent future cash requirements.  We believe that our current sources of liquidity are more than sufficient to fulfill the obligations we have as of December 31, 2008 pursuant to off-balance sheet arrangements and contractual obligations.

	Amount of Commitment Expiration Per Period
(Dollars in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements
Commitments to extend credit	$103,463	$56,955	$10,433	$4,699	$31,376
Standby letters of credit	2,542	2,388	154	-	-
Total	$106,005	$59,343	$10,587	$4,699	$31,376

Contractual obligations
Time deposits	$688,675	$574,220	$110,403	$4,052	$-
Operating lease obligations	5,208	915	1,576	678	2,039
Purchase obligations	12,530	2,183	4,828	5,519	-
FHLB Advances	202,900	74,150	62,500	66,250	-
Long-term debt	63,000	-	30,000	-	33,000
Other long-term liabilities reflected on the balance sheet under GAAP	4,927	3,245	63	143	1,476
Total	$977,240	$654,713	$209,370	$76,642	$36,515

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

The Banks are obligated under operating leases for office and banking premises which expire in periods varying from one to nineteen years.  Future minimum lease payments, before considering renewal options that generally are present, total $5.2 million at December 31, 2008.

Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by the Company under long term contractual relationships and based upon estimated utilization.

Long term debt, at December 31, 2008, consists of subordinated debentures totaling $33.0 million and securities sold under repurchase agreement totaling $30.0 million. These borrowings are further described in Note 10 of the Consolidated Financial Statements.

The Banks have invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Banks is based on the amount of collateral pledged.  FHLB advances total $202.9 million at December 31, 2008.  These borrowings are further described in Note 9 of the Consolidated Financial Statements.

Other long-term liabilities represent obligations under the non-qualified retirement plan for the Company’s directors and the non-qualified deferred compensation arrangement with certain of the Company’s executive officers.  Under the director retirement plan, the Company pays each participant, or their beneficiary, the amount of board compensation fees that the director has elected to defer and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date.  The amount presented above reflects the future obligation to be paid, assuming no future fee deferrals.  Under the executive deferred compensation plan, the Company pays each participant, or their beneficiary, up to 43% of the executive’s highest compensation level in the three years immediately preceding the date of termination of employment for periods of 10 to 15 years.  The amount presented reflects the amount vested in this plan as of December 31, 2008.

In December 2008, the Company entered into amended and restated deferred fee agreements with certain members of the Company’s Board of Directors (the “Directors”) and approved amendments to certain employment agreements and approved revised executive salary continuation and deferred compensation agreements (collectively, the “Agreements”). The Agreements were primarily amended in order to bring each agreement into compliance with the provisions of section 409A of the Internal Revenue Code. Section 409A of the Internal Revenue Code provides a one-time election for participants in deferred compensation agreements to receive a lump sum payment provided the payment is made in 2009 and no later than March 14, 2009. The Directors’ agreements and the agreement of one employee contained such an election provision and, in connection therewith, the Directors and employee elected to receive lump sum distributions in 2009 of the amount vested, accrued and earned through December 31, 2008. A total of $3.2 million was paid during the first quarter of 2009 to these individuals. These elections were made in connection with each individual’s personal tax planning strategy and will result in an elimination of the future expenses that would have been incurred by the Company in connection with the Agreements, had the elections not been made.

Capital Adequacy

There are various primary measures of capital adequacy for banks and financial holding companies such as risk based capital guidelines and the leverage capital ratio.  See Note 14 to the Consolidated Financial Statements.

As of December 31, 2008, the Banks exceeded the levels of capital required in order to be categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action.  The risk-based capital ratios of Tier 1 capital to risk-weighted assets were 9.3% and 11.2%, the risk-based ratios of total capital to risk-weighted assets were 10.5% and 12.4%, and the leverage ratios were 7.3% and 8.1% for TIB Bank and The Bank of Venice, respectively.

On December 5, 2008, the Company issued $37 million of preferred stock and related a warrant to the U.S. Treasury under the U.S. Treasury’s Capital Purchase Program. As a result of this action, the Company strengthened its levels of capital under capital adequacy guidelines.  As of December 31, 2008, the Company’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 11.3%, its risk-based ratio of total capital to risk-weighted assets was 12.6%, and its leverage ratio was 8.9%.

As previously discussed, in March 2008, we sold 1.2 million shares of our common stock and warrants to purchase an additional 1.2 million shares resulting in gross proceeds of $10.1 million. This strengthens our capital to support future growth and expansion.

We believe that our capital is adequate in the near term. However, if we incur significant operating losses or we grow our assets faster than our current plans, then we may need to obtain additional capital to support our business plans and operations.

Inflation

Inflation has an important impact on the growth of total assets in the banking industry and causes a need to increase equity capital higher than normal levels in order to maintain an appropriate equity to assets ratio.  We have been able to maintain an adequate level of equity, as previously mentioned and cope with the effects of inflation by managing our interest rate sensitivity position through our asset/liability management program, and by periodically adjusting our pricing of services and banking products to take into consideration current costs.

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

The interest rate risk as of December 31, 2008 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Banks use standardized assumptions run against Bank data by an outsourced provider of Asset Liability modeling.  The model derives expected interest income and interest expense resulting from an immediate +/- 2% parallel shift in the yield curve. The +/- steepening/twist of the yield curve is “ramped” over a twelve month period.  The standard parallel yield curve shift is used to estimate risk related to the level of interest rates, while the non-parallel yield curve twist is used to estimate risk related to the level of interest rates and changes in the slope of the yield curve.

Yield curve twists change both the level and slope of the yield curve and are more realistic than parallel yield curve shifts and are more useful for planning purposes.  As an example, a 50 basis point yield twist decrease would result in short term rates remaining flat and long tern rates decreasing approximately 50 basis points over a 12 month period.  Given the current interest rate environment, a 50 basis point yield curve twist decrease is considered reasonable.

The analysis indicates a 200 basis point parallel interest rate increase would result in a decrease in net interest income of approximately $3,226,000 or 7% over a twelve month period.  While a 200 basis point parallel interest rate decrease would result in an increase in net interest income of approximately $2,801,000 or  6% over a twelve month period.  Additionally, a 50 basis point yield curve twist decrease would result in a decrease in net interest income of approximately $166,000 or less than 1% over a twelve month period.

The projected impact on our net interest income of a 200 basis point parallel increase and decrease, respectively, of the yield curve and a 50 basis point yield curve twist decrease of short-term rates are summarized below.  A comparison of the effect on net interest income of these interest rate scenarios based on our assets and liability positions at September 30, 2008 and December 31, 2008 is presented.

	December 31, 2008			September 20,2008
	Parallel Shift		Twist	Parallel Shift		Twist
Twelve Month Period	-2%	+2%	-.5%	-2%	+2%	-.5%

Percentage change in net interest income	+6%	-7%	+1%	Nominal	-3%	+1%

We attempt to manage and moderate the variability of our net interest income due to changes in the level of interest rates and the slope of the yield curve by generating adjustable rate loans and managing the interest rate sensitivity of our investment securities, wholesale funding, and Fed Funds positions consistent with the re-pricing characteristics of our deposits and other interest bearing liabilities

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and report of independent registered public accounting firm thereon included on the following pages are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TIB Financial Corp.
Naples, Florida

We have audited the accompanying consolidated balance sheets of TIB Financial Corp. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting contained in Item 9A.(b) of the accompanying Form 10-K.  Management’s assessment excluded internal control over financial reporting for Naples Capital Advisors, Inc., which was acquired on January 2, 2008, as allowed by the SEC for current year acquisitions. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIB Financial Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      /s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida
March 16, 2009

TIB Financial Corp. and Subsidiaries

Consolidated Balance Sheets
As of December 31,

(Dollars in thousands, except per share data)	2008	2007
Assets
Cash and due from banks	$69,607	$22,315
Federal funds sold and securities purchased under agreements to resell	4,127	48,744
Cash and cash equivalents	73,734	71,059

Investment securities available for sale	225,770	160,357

Loans, net of deferred loan costs and fees	1,224,975	1,129,156
Less: Allowance for loan losses	23,783	14,973
Loans, net	1,201,192	1,114,183

Premises and equipment, net	38,326	38,284
Goodwill	5,160	4,686
Intangible assets, net	3,010	2,772
Accrued interest receivable and other assets	62,922	53,398
Total assets	$1,610,114	$1,444,739

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$128,384	$143,381
Interest-bearing	1,007,284	906,577
Total deposits	1,135,668	1,049,958

Federal Home Loan Bank (FHLB) advances	202,900	140,000
Short-term borrowings	71,423	77,922
Long-term borrowings	63,000	63,000
Accrued interest payable and other liabilities	16,009	17,619
Total liabilities	1,489,000	1,348,499

Commitments and Contingencies (Notes 1, 6 and 16)

Shareholders’ Equity
Preferred stock – $.10 par value: 5,000,000 shares authorized, 37,000 and 0 shares issued and outstanding	32,920	-
Common stock - $.10 par value: 40,000,000 shares authorized, 14,529,003 and 13,241,256 shares issued, 14,457,708 and 13,169,961 outstanding	1,453	1,324
Additional paid in capital	73,192	56,094
Retained earnings	14,737	39,151
Accumulated other comprehensive income (loss)	(619)	240
Treasury stock, at cost, 71,295 shares	(569)	(569)
Total shareholders’ equity	121,114	96,240

Total Liabilities and Shareholders’ Equity	$1,610,114	$1,444,739

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31,

(Dollars in thousands, except per share data)	2008	2007	2006
Interest and dividend income
Loans, including fees	$77,875	$84,773	$78,379
Investment securities:
U.S. Treasury securities	-	152	170
U.S. Government agencies and corporations	7,610	5,404	4,207
States and political subdivisions, tax-exempt	316	396	422
States and political subdivisions, taxable	150	157	163
Other investments	385	1,193	847
Interest-bearing deposits in other banks	104	19	22
Federal Home Loan Bank stock	350	503	285
Federal funds sold and securities purchased under agreements to resell	1,374	2,144	739
Total interest and dividend income	88,164	94,741	85,234

Interest expense
Interest-bearing demand and money market	6,581	12,721	9,459
Savings	669	968	346
Time deposits of $100 or more	10,296	12,622	11,713
Other time deposits	15,050	11,549	10,139
Long-term debt - subordinated debentures	2,267	2,708	2,045
Federal Home Loan Bank advances	6,058	6,197	3,415
Short-term borrowings	1,392	1,664	687
Long-term borrowings	1,191	292	367
Total interest expense	43,504	48,721	38,171

Net interest income	44,660	46,020	47,063
Provision for loan losses	28,239	9,657	3,491
Net interest income after provision for loan losses	16,421	36,363	43,572

Non-interest income
Service charges on deposit accounts	2,938	2,692	2,457
Investment securities losses, net	(5,349)	(5,660)	-
Fees on mortgage loans sold	775	1,446	1,599
Investment advisory fees	555	-	-
Other income	1,865	2,884	2,219
Total non-interest income	784	1,362	6,275

Non-interest expense
Salaries and employee benefits	24,534	22,550	20,205
Net occupancy and equipment expense	8,539	7,979	6,120
Other expense	17,915	11,392	9,508
Total non-interest expense	50,988	41,921	35,833

Income (loss) from continuing operations before income taxes	(33,783)	(4,196)	14,014

Income tax expense (benefit)	(12,853)	(1,775)	5,021

Income (loss) from continuing operations	(20,930)	(2,421)	8,993

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31,
(Continued)

(Dollars in thousands, except per share data)	2008	2007	2006
Discontinued operations
Income from merchant bankcard operations	-	-	414
Income tax expense	-	-	160

Income from discontinued operations	-	-	254

Net income (loss)	$(20,930)	$(2,421)	$9,247

Income earned by preferred shareholders	165	-	-

Net income (loss) allocated to common shareholders	$(21,095)	$(2,421)	$9,247

Basic earnings (loss) per common share
Continuing operations	$(1.49)	$(0.19)	$0.75
Discontinued operations	-	-	0.02
Basic earnings (loss) per share	$(1.49)	$(0.19)	$0.77

Diluted earnings (loss) per common share
Continuing operations	$(1.49)	$(0.19)	$0.73
Discontinued operations	-	-	0.02
Diluted earnings (loss) per share	$(1.49)	$(0.19)	$0.75

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)

	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2006	$-	11,935,700	$1,194	$38,937	$38,136	$(743)	$-	$77,524
Comprehensive income:
Net income					9,247			9,247
Other comprehensive income, net of tax expense of $170:
Net market valuation adjustment on securities available for sale						299
Other comprehensive income, net of tax								299
Comprehensive income								$9,546
Restricted stock grants, net of 10,303 restricted stock cancellations		355	-					-
Registration statement costs				(5)				(5)
Exercise of stock options		139,076	14	832				846
Stock-based compensation and related tax effect				714				714
Cash dividends declared, $.2293 per share					(2,763)			(2,763)
Balance, December 31, 2006	$-	12,075,131	$1,208	$40,478	$44,620	$(444)	$-	$85,862
Comprehensive loss:
Net loss					(2,421)			(2,421)
Other comprehensive income, net of tax expense of $429:
Net market valuation adjustment on securities available for sale						(2,846)
Add: reclassification adjustment for losses net of tax benefit of 2,130						3,530
Other comprehensive income, net of tax								684
Comprehensive loss								$(1,737)
Restricted stock grants		37,768	4	(4)				-
The Bank of Venice acquisition		973,015	97	13,858				13,955
Exercise of stock options		155,342	15	1,093				1,108
Purchase of treasury stock		(71,295)					(569)	(569)
Stock-based compensation and related tax effect				669				669
Cash dividends declared, $.2353 per common share					(3,048)			(3,048)
Balance, December 31, 2007	$-	13,169,961	$1,324	$56,094	$39,151	240	$(569)	$96,240

Continued

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)
(Continued)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2007		$-	13,169,961	$1,324	$56,094	$39,151	$240	$(569)	$96,240
Cumulative-effect adjustment for split-dollar life insurance postretirement benefit						(141)			(141)
Comprehensive loss:
Net loss						(20,930)			(20,930)
Other comprehensive income, net of tax benefit of $523:
Net market valuation adjustment on securities available for sale							(4,195)
Add: reclassification adjustment for losses, net of tax benefit of $2,013							3,336
Other comprehensive loss, net of tax									(859)
Comprehensive loss									$(21,789)
Restricted stock grants, net of 1,432 cancellations			36,138	4	(4)				-
Private placement of common shares			1,236,361	123	9,813				9,936
Exercise of stock options			15,248	2	96				98
Preferred stock issued with common stock warrants	37,000	$32,889			4,103				36,992
Preferred stock discount accretion		31				(31)			-
Stock-based compensation and related tax effect					655				655
Common stock dividends declared, 1%					2,435	(2,437)			(2)
Cash dividends declared, $.0607 per common share						(875)			(875)
Balance, December 31, 2008	37,000	$32,920	14,457,708	$1,453	$73,192	$14,737	$(619)	$(569)	$121,114

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(20,930)	$(2,421)	$9,247
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,008	3,328	2,642
Provision for loan losses	28,239	9,657	3,491
Deferred income tax benefit	(4,848)	(4,472)	(1,168)
Investment securities net realized losses	5,349	5,660	-
Gain on sale of merchant bankcard processing segment	-	-	(414)
Stock based compensation	737	646	564
Other	(280)	(834)	162
Mortgage loans originated for sale	(42,518)	(90,818)	(105,248)
Proceeds from sales of mortgage loans	46,836	91,218	105,412
Fees on mortgage loans sold	(767)	(1,434)	(1,599)
Increase in accrued interest receivable and other assets	(4,913)	(5,022)	(2,491)
(Increase) decrease in accrued interest payable and other liabilities	(869)	(1,738)	1,009
Net cash provided by operating activities	10,044	3,770	11,607

Cash flows from investing activities:
Purchases of investment securities available for sale	(160,943)	(71,669)	(42,532)
Sales of investment securities available for sale	51,135	5,491	-
Repayments of principal and maturities of investment securities available for sale	37,696	34,863	9,296
Acquisition of Naples Capital Advisors business	(1,378)	-	-
Cash equivalents acquired from The Bank of Venice acquisition	-	10,176	-
Cash paid for The Bank of Venice	-	(888)	-
Net purchases of FHLB stock	(2,843)	(673)	(4,993)
Loans originated or acquired, net of principal repayments	(117,411)	(14,809)	(188,238)
Purchases of premises and equipment	(1,041)	(5,265)	(12,425)
Proceeds from sales of loans	-	624	7,439
Proceeds from disposal of premises, equipment and intangible assets	39	1,822	1,638
Net cash used by investing activities	(194,746)	(40,328)	(229,815)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	(90,211)	9,614	12,838
Net increase (decrease) in time deposits	175,921	(46,828)	96,195
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(6,499)	55,672	4,966
Increase in short term FHLB advances	70,000	-	50,000
Increase in long term FHLB advances	92,900	60,000	75,000
Repayment of long term FHLB advances	(100,000)	(50,000)	(25,000)
Proceeds from long term repurchase agreements	-	30,000	-
Repayment of notes payable	-	(4,000)	-
Income tax effect of stock-based compensation	(82)	21	150
Net proceeds from issuance of common shares	10,033	1,108	846
Proceeds from issuance of trust preferred securities	-	-	19,995
Repurchase of company common stock	-	(569)	-
Net proceeds from issuance of preferred stock and common warrants	36,992	-	-
Cash dividends paid	(1,677)	(2,953)	(2,740)
Net cash provided by financing activities	187,377	52,065	232,250

Net increase in cash and cash equivalents	2,675	15,507	14,042
Cash and cash equivalents at beginning of year	71,059	55,552	41,510
Cash and cash equivalents at end of year	$73,734	$71,059	$55,552

(Continued)

Consolidated Statements of Cash Flows
(Dollars in thousands)
(Continued)

	Years Ended December 31,
	2008	2007	2006
Supplemental disclosures of cash paid:
Interest	$44,504	$50,678	$33,983
Income taxes	125	4,193	10,330

Supplemental disclosures of non-cash transactions:
Financing of sale of premises and equipment to third parties	$60	$-	$2,136
Fair value of noncash assets acquired	1,416	68,458	-
Fair value of liabilities assumed	40	63,882	-
Fair value of common stock and stock options issued	-	13,992	-

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

TIB Financial Corp. is a financial holding company headquartered in Naples, Florida.  TIB Financial Corp. (the “Company”) is a multi-bank holding company which owns and operates TIB Bank and The Bank of Venice, with a total of twenty eight banking offices. On January 2, 2008, the Company acquired Naples Capital Advisors, Inc., a registered investment advisor. The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiaries, TIB Bank and subsidiaries and The Bank of Venice (collectively the “Banks”) and Naples Capital Advisors, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.   Additionally, TIBFL Statutory Trust I, TIBFL Statutory Trust II and TIBFL Statutory Trust III were formed in conjunction with the issuance of trust preferred securities as further discussed in Note 10.

The Banks are the Company’s primary operating subsidiaries.  The Banks provide banking services from their twenty eight branch locations in Monroe, Miami-Dade, Collier, Lee, Highlands and Sarasota counties, Florida.  The Banks offer a wide range of commercial and retail banking and financial services to businesses and individuals. Account services include checking, interest-bearing checking, money market, savings, certificates of deposit and individual retirement accounts. The Banks offer all types of commercial loans, including: owner-operated commercial real estate; acquisition, development and construction; income-producing properties; working capital; inventory and receivable facilities; and equipment loans. Consumer loan products include residential real estate, installment loans, home equity, home equity lines, and indirect auto loans.

The share and per share amounts discussed throughout this document have been adjusted to account for the effects of the three 1% stock dividends declared by the Board of Directors during 2008 which were distributed on July 17, 2008, October 10, 2008 and January 10, 2009, to all TIB Financial Corp. common shareholders of record as of July 7, 2008, September 30, 2008, and December 31, 2008, respectively. The Board of Directors will continue to evaluate our dividend policy in light of current and expected trends in our financial performance and financial condition.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and interest-bearing deposits at the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta.  Net cash flows are reported for customer loan and deposit transactions and short term borrowings.

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

Loans Held for Sale

The majority of residential fixed rate mortgage loans originated by TIB Bank are sold servicing released to third parties immediately with temporary recourse provisions. The recourse provisions may require the repurchase of the outstanding balance of loans which default within a limited period of time subsequent to the sale of the loan. The recourse periods vary by investor and extend up to seven months subsequent to the sale of the loan.  All fees are recognized as income at the time of the sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. TIB Bank has not historically experienced significant losses resulting from the recourse provisions described above. Accordingly, management believes that no such provision or allowance is necessary as of December 31, 2008 or 2007.

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

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  Individual commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment.  If a loan is considered to be impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Generally, large groups of smaller balance homogeneous loans, such as consumer, indirect, and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Intangible Assets

Intangible assets include core deposit base premiums and customer relationship intangibles arising from acquisitions and are initially measured at fair value.  The intangibles are being amortized using the straight-line method over estimated lives ranging from 3 to 15 years.

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

Company Owned Life Insurance

The Company has purchased life insurance polices on certain key executives.  These policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no affect on the Company’s financial statements.

Stock Splits and Stock Dividends

Stock splits and stock dividends in excess of 20% are reported by transferring the par  value  of  the  stock  issued  from retained earnings to common stock. Stock  dividends  for  20%  or  less  are reported by transferring the fair value,  as  of  the  ex-dividend  date,  of  the stock issued from retained earnings  to common stock and additional paid-in capital.  Fractional share amounts are paid in cash with a reduction in retained earnings.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is net income allocated to common shareholders divided by the weighted average number of common shares and vested restricted shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options, warrants and restricted shares computed using the treasury stock method.

Earnings (loss) per share have been computed based on the following for the years ended December 31:

	2008	2007	2006
Weighted average number of common shares outstanding:
Basic	14,118,036	12,671,768	11,961,170
Dilutive effect of options outstanding	-	-	274,071
Dilutive effect of restricted shares	-	-	14,632
Dilutive effect of warrants outstanding	-	-	-
Diluted	14,118,036	12,671,768	12,249,873

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	2008	2007	2006
Anti-dilutive stock options	714,994	661,875	80,645
Anti-dilutive restricted stock awards	97,816	80,509	314
Anti-dilutive warrants	1,086,317	n/a	n/a

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are currently any such matters that will have a material effect on the financial statements.

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

Recent Accounting Pronouncements

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s financial condition, results of operations or liquidity.  In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material.

    In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  Upon adoption on January 1, 2008, the company recorded a charge to beginning retained earnings of $141.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which revises Statement 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity, but will impact future acquisitions.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, FAS 160 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. FAS 160 is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009 and adoption, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. The standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard became effective November 15, 2008 and adoption, as required, did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1 which amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and was required to be applied prospectively. Adoption, as required, did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The operating results of the merchant bankcard processing segment, which have been classified as discontinued operations in the accompanying consolidated financial statements, are summarized as follows:

Year ended December 31,	2006
Other income	$414
Pretax income from discontinued operations	$414

On April 30, 2007, the Company completed the acquisition of The Bank of Venice, a Florida chartered commercial bank in exchange for consideration consisting of 973,016 shares of the Company’s common stock valued at approximately $13,628, cash of $568 and stock options valued at $364. The total purchase price, which includes certain direct acquisition costs of $194, totaled $14,754. Under the purchase method of accounting, the assets and liabilities of The Bank of Venice were recorded at their respective estimated fair values as of April 30, 2007 and are included in the accompanying balance sheets as of December 31, 2008 and 2007. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Goodwill and other intangible assets identified were approximately $6,980 and are not deductible for income tax purposes.

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

On January 2, 2008, the Company completed the acquisition of Naples Capital Advisors, Inc., a registered investment advisor in exchange for consideration consisting of $1,333 in cash.  In addition, the sellers are entitled to receive additional cash consideration up to $148 on each of the first three anniversaries of TIB Bank receiving a trust department license under the Florida Financial Institutions Codes subject to the achievement of certain total revenue milestones.  On December 8, 2008, TIB Bank received authority to exercise trust powers from the FDIC and the State of Florida.  The total purchase price, which includes certain direct acquisition costs of $45, totaled $1,378.

 Under the purchase method of accounting, the assets and liabilities of Naples Capital Advisors, Inc. were recorded at their respective estimated fair value as of January 2, 2008 and are included in the accompanying balance sheet as of December 31, 2008.  Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities.  Goodwill and other intangible assets identified were approximately $1,365 and are deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$2
Fixed assets	10
Goodwill	474
Trade name	46
Customer relationship intangible	845
Other	41
Total assets acquired	1,418

Other liabilities	40
Total liabilities assumed	40

Total consideration paid for Naples Capital Advisors Inc.	$1,378

This acquisition of Naples Capital Advisors, Inc. was the beginning of the Company’s entry into the new business lines of private banking, trust services and wealth management.  Naples Capital Advisors, Inc. had $95 million in assets under advisements as of December 31, 2008.

Note 3—Cash and Due From Banks

Cash on hand or on deposit with the Federal Reserve Bank of $2,539 and $3,204 was required to meet regulatory reserve and clearing requirements at December 31, 2008, and December 31, 2007, respectively. Balances on deposit at the Federal Reserve Bank did not earn interest prior to October 19, 2008; subsequently they became interest bearing. The total on deposit was approximately $47,613 at December 31, 2008.

The Bank maintains an interest bearing account at the Federal Home Loan Bank of Atlanta.  The total on deposit was approximately $356 and $146 at December 31, 2008 and December 31, 2007, respectively.

Note 4 -                      Investment Securities
The amortized cost, estimated fair value, and the related gross unrealized gains and losses recognized in accumulated other comprehensive income, are as follows for investment securities available for sale:

December 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$50,892	$776	$-	$51,668
States and political subdivisions—tax exempt	7,751	59	21	7,789
States and political subdivision—taxable	2,407	-	70	2,337
Marketable equity securities	12	-	-	12
Mortgage-backed securities	157,066	1,332	421	157,977
Corporate bonds	2,870	-	1,158	1,712
Collateralized debt obligations	5,763	-	1,488	4,275
	$226,761	$2,167	$3,158	$225,770

December 31, 2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$72,482	$1,245	$66	$73,661
States and political subdivisions—tax exempt	9,629	6	51	9,584
States and political subdivision—taxable	2,495	1	21	2,475
Marketable equity securities	1,224	-	-	1,224
Mortgage-backed securities	60,161	295	296	60,160
Corporate bonds	2,865	-	100	2,765
Collateralized debt obligations	11,110	-	622	10,488
	$159,966	$1,547	$1,156	$160,357

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
States and political subdivisions—tax exempt	2,413	20	274	1	2,687	21
States and political subdivisions—taxable	2,247	70	-	-	2,247	70
Mortgage-backed securities	14,045	83	17,015	338	31,060	421
Corporate bonds	-	-	1,712	1,158	1,712	1,158
Collateralized debt obligations	-	-	3,512	1,488	3,512	1,488
Total temporarily impaired	$18,705	$173	$22,513	$2,985	$41,218	$3,158

	Less than 12 Months		12 Months or Longer		Total
December 31, 2007	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$-	$-	$13,577	$66	$13,577	$66
States and political subdivisions—tax exempt	2,814	9	5,753	42	8,567	51
States and political subdivisions-taxable	2,299	21	-	-	2,299	21
Mortgage-backed securities	30,254	295	1,072	1	31,326	296
Corporate bonds	2,765	100	-	-	2,765	100
Collateralized debt obligations	4,378	622	-	-	4,378	622
Total temporarily impaired	$42,510	$1,047	$20,402	$109	$62,912	$1,156

The Company views the unrealized losses in the above table to be temporary in nature for the following reasons.  First, the declines in fair values are mostly due to an increase in market interest rates and spreads and are not credit related.  These securities are mostly AAA rated securities and have experienced no significant deterioration in value due to credit quality concerns.  Second, other than for the collateralized debt obligations, and a municipal security and corporate bond, the magnitude of the unrealized losses of approximately 1% or less of the historical cost of those securities with losses is consistent with normal fluctuations of value due to the volatility of market interest rates.  Additionally, we own a housing related municipal revenue bond, a corporate bond of a large financial institution and a collateralized debt obligation secured by debt obligations of banks and insurance companies which are currently rated “AAA”, “A+”, and “AA”, respectively, whose fair values have declined more than 10% below their original cost.  We believe these declines in fair value relate to a significant widening of interest rate spreads associated with these types of securities and we have determined that these securities are not other than temporarily impaired as of December 31, 2008. Finally, the nature of what makes up the security portfolio is determined by the overall balance sheet of the Company and currently it is suitable for the Company’s security portfolio to be primarily comprised of fixed rate securities.  Fixed rate securities will by their nature react in price inversely to changes in market rates and that is liable to occur in both directions.

As of December 31, 2008, the Company owned three collateralized debt obligation investment securities (backed primarily by corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities) with an aggregate original cost of $9,996.  In determining the estimated fair value of these securities, management utilizes a discounted cash flow modeling valuation approach which is discussed in greater detail in Note 18 - Fair Value. These securities are floating rate securities which were rated "A" or better by an independent and nationally recognized rating agency at the time of purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade, and the amount of unrealized loss, management concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value. This resulted in the recognition of other than temporary impairment loss of $3,885 in 2007. During 2008, the estimated fair value of these securities declined further due to the occurrence of additional defaults by certain underlying issuers and changes in the cash flow and discount rate assumptions used to estimate the value of these securities. During 2008, management concluded that the further declines in values were other than temporary under generally accepted accounting principles. Accordingly, the Company wrote-down these investment securities by an additional $5,348 to their estimated fair value of $763 as of December 31, 2008.
Additionally, during 2007, the market value of an investment in equity securities, which the Company originally acquired in 2003 for $3,000 to obtain community reinvestment credit, of a publicly owned company declined significantly. During 2007, management determined that the decline was other than temporary; accordingly, we wrote this investment down by $1,776. Due to significant further declines in market value during 2008, the Company wrote this investment down further by $1,078 in 2008 and decided to sell a portion of this investment in December 2008 to ensure the full realization of the associated capital loss carryback potential for Federal income tax purposes. In doing so, the Company recognized an additional realized loss of approximately $124 upon the partial disposition of this investment.

The write downs described above resulted in total recognized other than temporary impairment losses of $6,426 during 2008 and $5,661 during 2007. During 2006 no other than temporary impairment losses were necessary.

We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of these or other securities may result in additional impairment charges which may be material to the financial condition and results of operations of the Company.

The estimated fair value of investment securities available for sale at December 31, 2008, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

December 31, 2008
Due in one year or less	$10,200
Due after one year through five years	38,560
Due after five years through ten years	3,757
Due after ten years	15,264
Marketable equity securities	12
Mortgage-backed securities	157,977
$225,770

At December 31, 2008, securities with a fair value of approximately $42,213 are subject to call during 2009.

Sales of available for sale securities were as follows:

	2008	2007	2006
Proceeds	$51,135	$5,491	$-
Gross gains	1,217	1	-
Gross losses	140	-	-

The tax benefit related to net realized gains was $405 during 2008.

Maturities, principal repayments, and calls of investment securities available for sale during 2008, 2007 and 2006 were $37,696, $34,863, and $9,296, respectively.  Net gains realized from calls and mandatory redemptions of securities during 2008, 2007 and 2006 were $72, $0, and $0, respectively.

Investment securities having carrying values of approximately $156,773 and $129,970 at December 31, 2008 and 2007, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

Note 5—Loans

Major classifications of loans are as follows:

December 31,	2008	2007
Real estate mortgage loans:
Commercial	$658,516	$612,084
Residential	205,062	112,138
Farmland	13,441	11,361
Construction and vacant land	147,309	168,595
Commercial and agricultural loans	71,352	72,076
Indirect auto loans	82,028	117,439
Home equity loans	34,062	21,820
Other consumer loans	11,549	12,154
Total loans	1,223,319	1,127,667

Net deferred loan costs	1,656	1,489
Loans, net of deferred loan costs	$1,224,975	$1,129,156

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

The portion of this loan guaranteed by the USDA and held by us was approximately $1,600 at December 31, 2007. The loan was accruing interest until December 2006 when TIB Bank ceased the accrual of interest pursuant to a ruling made by the USDA. Accrued interest on this loan totaled approximately $941 at December 31, 2007. During the second quarter of 2008, the USDA paid the Company the principal and accrued interest and allowed the Company to apply other proceeds previously received to capitalized liquidation costs and protective advances.

The non-guaranteed principal and interest (approximately $2,000 at December 31, 2008 and December 31, 2007) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $112 and $954 at December 31, 2008 and 2007, respectively, are included as “other assets” in the financial statements.

Florida law requires a bank to liquidate or charge off repossessed real property within five years, and repossessed personal property within six months.  Since the property had not been liquidated during this period, TIB Bank charged-off the non guaranteed principal and interest totaling approximately $2,000 at June 30, 2003, for regulatory purposes.  Since the Company believes this amount is ultimately realizable, it did not write off this amount for financial statement purposes under generally accepted accounting principles.

Activity in the allowance for loan losses is as follows:

Years ended December 31,	2008	2007	2006
Balance, beginning of year	$14,973	$9,581	$7,546
Acquisition of The Bank of Venice	-	667	-
Provision for loan losses charged to expense	28,239	9,657	3,491
Loans charged off	(19,509)	(5,202)	(1,573)
Recoveries of loans previously charged off	80	270	117
Balance, end of year	$23,783	$14,973	$9,581

Impaired loans are as follows:

Years ended December 31,	2008	2007
Year end loans with no specifically allocated allowance for loan losses	$8,344	$4,448
Year end loans with allocated allowance for loan losses	53,765	3,748
Total	$62,109	$8,196
Amount of the allowance for loan losses allocated to impaired loans	$6,116	$1,401

The average balance of impaired loans during 2008, 2007 and 2006 was $35,928, $4,464 and $363, respectively. The amounts of interest income recognized during impairment and cash basis interest income recognized was not meaningful during 2008, 2007 and 2006.

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

Years ended December 31,	2008	2007
Nonaccrual loans	$39,776	$16,086
Loans past due over 90 days still on accrual	-	-

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.

Note 6—Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31,	2008	2007	Estimated Useful Life
Land	$12,171	$11,197
Buildings and leasehold improvements	26,272	23,962	1 to 40 years
Furniture, fixtures and equipment	15,426	14,050	1 to 40 years
Construction in progress	1,590	3,498
	55,459	52,707
Less accumulated depreciation	(17,133)	(14,423)
Premises and equipment, net	$38,326	$38,284

Depreciation expense for the years ended December 31, 2008, 2007, and 2006, was approximately $3,355, $2,887, and $2,354, respectively.

The Banks are obligated under operating leases for office and banking premises which expire in periods varying from one to nineteen years.  Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2008:

Years Ending December 31,
2009	$915
2010	810
2011	766
2012	425
2013	253
Thereafter	2,039
$5,208

Rental expense for the years ended December 31, 2008, 2007, and 2006, was approximately $1,422, $1,128, and $794, respectively.

Note 7—Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, are as follows:

	2008	2007
Beginning of the year	$4,686	$106
Goodwill associated with the acquisition of Naples Capital Advisors, Inc.	474	-
Goodwill associated with the acquisition of The Bank of Venice	-	4,580
Balance at end of year	$5,160	$4,686

The Company performed a review of goodwill for potential impairment as of December 31, 2008.  Based on this review, which included valuing the Company using a combination of the Company’s stock price as of year end 2008, deal values of recent comparable transactions and the expected present value of future cash flows, it was determined that no impairment existed as of December 31, 2008.

Intangible assets at December 31, consist of the following:

	2008			2007
December 31,	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Core deposit intangible	$5,091	$3,027	$2,064	$5,091	$2,564	$2,527
Customer relationship intangible	1,095	197	898	250	11	239
Trade Name and Other	57	9	48	26	20	6
Total	$6,243	$3,233	$3,010	$5,367	$2,595	$2,772

Aggregate intangible asset amortization expense was $653, $440, and $288 for 2008, 2007, and 2006, respectively.

Estimated amortization expense for each of the next five years is as follows:

Years Ending December 31,
2009	$540
2010	535
2011	401
2012	401
2013	232

Note 8—Time Deposits

Time deposits of $100 or more were $241,011 and $240,853 at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of time deposits are as follows:

Years Ending December 31,
2009	$574,220
2010	96,724
2011	13,679
2012	2,071
2013	1,981
$688,675

Note 9—Short-Term Borrowings and Federal Home Loan Bank Advances

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and a Treasury, tax and loan note option.

The Banks have unsecured overnight federal funds purchased accommodation up to a maximum of $28,000 from their correspondent banks.  Additionally, the Banks have agreements with various financial institutions under which securities can be sold under agreements to repurchase.  TIB Bank also has securities sold under agreements to repurchase with commercial account holders whereby TIB Bank sweeps the customer’s accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by TIB Bank.

The Banks accept Treasury, tax and loan deposits from certain commercial depositors and remit these deposits to the appropriate government authorities. TIB Bank can hold up to $1,700 of these deposits more than a day under a note option agreement with its regional Federal Reserve Bank and pays interest on those funds held. TIB Bank pledges certain investment securities against this account.

The Banks invest in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Banks is based on a percentage of the Banks’ total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  At December 31, 2008, in addition to $25,000 in letters of credit used in lieu of pledging securities to the State of Florida and $150 in letters of credit on behalf of customers, there was $202,900 in advances outstanding. At December 31, 2007, the amount of outstanding advances was $140,000.  The outstanding amount at December 31, 2008 consists of:

Amount	Issuance Date	Maturity Date	Repricing Frequency	Rate at December 31, 2008
$50,000	April 2008	April 2013 (a)	Fixed	3.80%
50,000	December 2006	December 2011 (a)	Fixed	4.18%
10,000	September 2007	September 2012 (a)	Fixed	4.05%
10,000	September 2008	March 2010	Fixed	3.12%
35,000	December 2008	February 2009	Fixed	1.38%
35,000	December 2008	March 2009	Fixed	0.98%
2,900	January 2008	July 2009	Fixed	3.17%
1,250	April 2008	April 2009	Fixed	2.48%
1,250	April 2008	April 2011	Fixed	3.06%
1,250	April 2008	April 2010	Fixed	2.73%
5,000	March 2007	September 2012 (a)	Fixed	4.29%
1,250	April 2008	April 2012 (a)	Fixed	2.08%

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

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans.  The amount of eligible collateral at December 31, 2008 was $268,113.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and FHLB advances:

Year Ended December 31,	2008	2007
Federal funds purchased:
Balance:
Average daily outstanding	$600	$190
Year-end outstanding	0	157
Maximum month-end outstanding	6	11,024
Rate:
Weighted average for year	2.4%	5.7%
Weighted average interest rate at December 31	n/a	5.3%

Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$75,271	$41,074
Year-end outstanding	69,593	75,861
Maximum month-end outstanding	85,654	75,861
Rate:
Weighted average for year	1.8%	4.2%
Weighted average interest rate at December 31	0.1%	3.9%

Treasury, tax and loan note option:
Balance:
Average daily outstanding	$1,111	$1,127
Year-end outstanding	1,830	1,904
Maximum month-end outstanding	1,830	1,904
Rate:
Weighted average for year	1.5%	4.6%
Weighted average interest rate at December 31	0.0%	3.6%

Advances from the Federal Home Loan Bank-Short Term:
Balance:
Average daily outstanding	$32,111	$1,068
Year-end outstanding	70,000	-
Maximum month-end outstanding	85,000	10,000
Rate:
Weighted average for year	1.9%	5.2%
Weighted average interest rate at December 31	1.2%	n/a

Advances from the Federal Home Loan Bank-Long Term:
Balance:
Average daily outstanding	$133,118	$131,123
Year-end outstanding	132,900	140,000
Maximum month-end outstanding	157,900	140,000
Rate:
Weighted average for year	4.1%	4.7%
Weighted average interest rate at December 31	3.9%	4.5%

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 10—Long-Term Borrowings

Securities Sold Under Agreements to Repurchase

During 2007, the Company entered into agreements with another financial institution for the sale of certain securities to be repurchased at a future date.  The interest rates on these repurchase agreements are fixed for the remaining term of the agreement.  The financial institution has the ability to terminate these agreements on a quarterly basis. The outstanding amount at December 31, 2008 was $30,000 and consists of:

Amount	Maturity Date	Rate at December 31, 2008
$20,000	September 2010	4.18%
10,000	December 2010	3.46%

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

On July 31, 2001, the Company participated in a pooled offering of trust preferred securities.  The Company formed TIBFL Statutory Trust II (the “Trust II”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust II used the proceeds from the issuance of $5,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points).  The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly.  The rate in effect at December 31, 2008 was 7.00%. The debt securities and the trust preferred securities each have 30-year lives.  The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.

On June 23, 2006, the Company issued $20,000 of additional trust preferred securities through a private placement. The Company formed TIBFL Statutory Trust III (the “Trust III”), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust III used the proceeds from the issuance of $20,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 155 basis points). The rate in effect at December 31, 2008 was 6.37%.  The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option at par after five years, and sooner, at a 5% premium, if specific events occur, subject to prior approval by the Federal Reserve Board, if then required.

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

Contractual Maturities

At December 31, 2008, the contractual maturities of long-term borrowings were as follows:

	Fixed Rate	Floating Rate	Total
Due in 2009	$-	$-	$-
Due in 2010	30,000	-	30,000
Due in 2011	-	-	-
Due in 2012	-	-	-
Thereafter	8,000	25,000	33,000
Total long-term debt	$38,000	$25,000	$63,000

Note 11—Income Taxes

Income tax expense (benefit) from continuing operations was as follows:

Years ended December 31,	2008	2007	2006
Current income tax provision:
Federal	$(7,515)	$2,798	$5,386
State	(572)	436	803
	(8,087)	3,234	6,189
Deferred tax benefit:
Federal	(3,395)	(4,334)	(1,018)
State	(1,371)	(675)	(150)
	(4,766)	(5,009)	(1,168)

Total	$(12,853)	$(1,775)	$5,021

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income taxes reported is as follows:

Years ended December 31,	2008	2007	2006
Pretax income from continuing operations	$(33,783)	$(4,196)	$14,014
Income taxes computed at Federal statutory tax rate	$(11,486)	$(1,427)	$4,815
Effect of:
Tax-exempt income, net	(253)	(322)	(330)
State income taxes, net	(1,282)	(156)	423
Stock based compensation expense, net	90	92	80
Other, net	78	38	33
Total	$(12,853)	$(1,775)	$5,021

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the Company’s earnings history, management has determined that no valuation allowance was required at December 31, 2008 or 2007. The details of the net deferred tax asset as of December 31, 2008 and 2007 are as follows:

Years ended December 31,	2008	2007
Allowance for loan losses	$9,053	$5,910
Recognized impairment losses on available for sale securities	2,529	2,184
Net operating loss and AMT carryforward	1,165	-
Recognized impairment of other real estate owned	474	-
Acquisition related intangibles	330	318
Deferred compensation	2,051	1,836
Non-accrual interest income	57	386
Net unrealized losses on securities available for sale	373	-
Other	393	468
Total gross deferred tax assets	16,425	11,102

Accumulated depreciation	(1,013)	(934)
Deferred loan costs	(833)	(746)
Acquisition related intangibles	(758)	(822)
Net unrealized gains on securities available for sale	-	(151)
Other	(151)	(69)
Total gross deferred tax liabilities	(2,755)	(2,722)

Net deferred tax asset	$13,670	$8,380

At December 31, 2008, the Company had a State net operating loss carryforward of approximately $23,282 which expires in 2028 if unused.  It is anticipated that the carryforward will be utilized prior to their expiration based on the Company’s current five-year projections.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the State of Florida. The Company is no longer subject to examination by taxing authorities for years before 2005.

There were no unrecognized tax benefits at December 31, 2008, and the Company does not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Note 12—Employee Benefit Plans

The Company maintains an Employee Stock Ownership Plan with 401(k) provisions that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Company and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Company will match 50 percent of salary reduction contributions up to 5 percent of compensation; and an additional discretionary contribution which may be made by the Company and allocated to the accounts of participants on the basis of total relative compensation.  During 2006, the Company match was capped at the lower of 4 percent of compensation or $1 per employee.  The Company contributed $327, $307, and $152, to the plan in 2008, 2007 and 2006, respectively. As of December 31, 2008, the Plan contained approximately 249,000 shares of the Company’s common stock.

In 2001, TIB Bank entered into salary continuation agreements with three of its executive officers.  Two additional TIB Bank executive officers entered into salary continuation agreements in 2003, another in 2004 and two additional TIB Bank executives entered into salary continuation agreements in 2008. In 2007, an additional two pre-existing salary continuation agreements with The Bank of Venice’s executive officers were assumed as part of the acquisition. The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants.  The Company expensed $351, $811, and $617 for the accrual of future salary continuation benefits in 2008, 2007 and 2006, respectively.  The Banks have purchased single premium life insurance policies on several of these individuals.  Cash value income (net of related insurance premium expense) totaled $236, $266, and $234 in 2008, 2007 and 2006, respectively.  Other assets included $7,652 and $7,374 in surrender value and other liabilities included salary continuation benefits payable of $3,071 and $2,726 at December 31, 2008 and 2007, respectively. Three of these executive officers terminated employment in 2008 and one terminated employment in 2009.

In 2001, TIB Bank established a non qualified retirement benefit plan for eligible Bank directors.  Under the plan, the Bank pays each participant, or their beneficiary, the amount of fees deferred and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date.  TIB Bank expensed $214, $239, and $231 for the accrual of current and future retirement benefits in 2008, 2007 and 2006, respectively, which included $112, $160, and $170 in 2008, 2007 and 2006 related to the annual director retainer fees and monthly meeting fees that certain directors elected to defer.  TIB Bank has purchased single premium split dollar life insurance policies on these individuals.  Cash value income (net of related insurance premium expense) totaled $162, $152, and $141 in 2008, 2007 and 2006, respectively.  Other assets included $4,451 and $4,286 in surrender value in other assets and other liabilities included retirement benefits payable of $1,627 and $1,294 at December 31, 2008 and 2007, respectively.

Note 13—Related Party Transactions

The Banks had loans outstanding to certain of the Company’s executive officers, directors, and their related business interests as follows:

Beginning balance, January 1, 2008	$679
New loans	701
Repayments	(614)
Change in Parties	(496)
Ending balance, December 31, 2008	$270

Unfunded loan commitments to these individuals and their related business interests totaled $161 at December 31, 2008.  Deposits from these individuals and their related interests were $2,081 and $2,451 at December 31, 2008 and 2007, respectively.

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. These minimum amounts and ratios along with the actual amounts and ratios for the Company, TIB Bank, and The Bank of Venice as of December 31, 2008 and 2007 are presented in the following tables.

December 31, 2008	Well Capitalized Requirement			Adequately Capitalized Requirement			Actual
	Amount		Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A	N/A	$	≥ 63,303	≥ 4.0%	$140,396	8.9%
TIB Bank	$	≥ 75,032	≥ 5.0%		≥ 60,026	≥ 4.0%	109,254	7.3%
The Bank of Venice		≥ 4,072	≥ 5.0%		≥ 3,258	≥ 4.0%	6,555	8.1%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 49,521	≥ 4.0%	$140,396	11.3%
TIB Bank	$	≥ 70,676	≥ 6.0%		≥ 47,117	≥ 4.0%	109,254	9.3%
The Bank of Venice		≥ 3,528	≥ 6.0%		≥ 2,351	≥ 4.0%	6,555	11.2%

Total Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 99,042	≥ 8.0%	$155,977	12.6%
TIB Bank	$	≥ 117,793	≥ 10.0%		≥ 94,234	≥ 8.0%	124,070	10.5%
The Bank of Venice		≥ 5,880	≥ 10.0%		≥ 4,704	≥ 8.0%	7,301	12.4%

December 31, 2007	Well Capitalized Requirement			Adequately Capitalized Requirement			Actual
	Amount		Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A	N/A	$	≥ 56,173	≥ 4.0%	$118,303	8.4%
TIB Bank	$	≥ 66,804	≥ 5.0%		≥ 53,443	≥ 4.0%	104,258	7.8%
The Bank of Venice		≥ 3,330	≥ 5.0%		≥ 2,664	≥ 4.0%	7,906	11.9%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 47,482	≥ 4.0%	$118,303	10.0%
TIB Bank	$	≥ 68,180	≥ 6.0%		≥ 45,453	≥ 4.0%	104,258	9.2%
The Bank of Venice		≥ 3,069	≥ 6.0%		≥ 2,046	≥ 4.0%	7,906	15.5%

Total Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 94,965	≥ 8.0%	$134,565	11.3%
TIB Bank	$	≥ 113,633	≥ 10.0%		≥ 90,906	≥ 8.0%	118,468	10.4%
The Bank of Venice		≥ 5,116	≥ 10.0%		≥ 4,092	≥ 8.0%	8,546	16.7%

At year end 2008 and 2007, the most recent regulatory notification categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

Management believes, as of December 31, 2008, that the Company and the Banks meet all capital requirements to which they are subject.  Tier 1 Capital for the Company includes the trust preferred securities that were issued in September 2000, July 2001 and June 2006 to the extent allowable.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by a bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Based on the level of undistributed earnings for the prior two years, declaration of dividends by TIB Bank to the Company, during 2008, would have required regulatory approval.  As of December 31, 2008, The Bank of Venice has no retained earnings available for dividends to the Company.

On March 7, 2008, we consummated a private placement transaction whereby two of Southwest Florida’s prominent families, their representatives and their related business interests purchased 1.2 million shares of common stock and warrants to purchase an additional 1.2 million shares of common stock. The warrants have an exercise price of $8.15 per share and may be exercised at any time prior to March 7, 2011. This private placement resulted in gross proceeds of $10,080. The terms of the transaction limits the ownership of each of the two groups to 9.9% of outstanding shares.

On December 5, 2008, under the U.S. Department of Treasury’s (the “Treasury”) Capital Purchase Program (the “CPP”) established under the Troubled Asset Relief Program (the “TARP”) that was created as part of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company issued to Treasury 37,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $0.10 par value, having a liquidation amount of $1,000 per share, and a ten-year warrant to purchase 1,073,850 shares of common stock at an exercise price of $5.17 per share, for aggregate proceeds of $37,000. Approximately $32,889 was allocated to the initial carrying value of the preferred stock and $4,111 to the warrant based on their relative estimated fair values on the issue date. The difference between the initial carrying value of the preferred stock and the $37,000 full redemption value will be accreted over five years and reported as preferred stock discount accretion. The total capital raised through this issue qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.

Cumulative preferred stock dividends are payable quarterly at a 5% annual rate on the per share liquidation amount for the first five years and 9% thereafter. Under the original terms of the CPP, the Company may not redeem the preferred stock for three years unless it finances the redemption with the net cash proceeds from sales of common or preferred stock that qualify as Tier 1 regulatory capital (qualified equity offering), and only once such proceeds total at least $9,250. All redemptions, whether before of after the first three years, would be at the liquidation amount per share plus accrued and unpaid dividends and are subject to prior regulatory approval.

The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all accrued cumulative preferred dividends that are due. For three years from the issue date, the Company also may not increase its common stock dividend rate above a quarterly rate of $.0606 per share or repurchase its common shares without Treasury’s consent, unless Treasury has transferred all the preferred shares to third parties or the preferred stock has been redeemed.

Treasury may only transfer or exercise an aggregate of one-half of the original number of shares underlying the warrant before December 31, 2009. If, before that date, the Company receives aggregate gross cash proceeds of not less than $37,000 from a qualified equity offering, then the remaining number of shares issuable to Treasury upon exercise of the warrant will be reduced by one-half of the original number of shares under warrant. Both the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment in accordance with customary anti-dilution provisions and upon certain issuances of the Company’s common stock or stock rights at less than 90% of market value.

To be eligible for the CPP, the Company has also agreed to comply with certain executive compensation and corporate governance requirements of the EESA, including a limit on the tax deductibility of executive compensation above $500. The specific rules covering these requirements are being developed by Treasury and other government agencies. Additionally, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, the Company may be subject to any such retroactive terms and conditions. The Company cannot predict whether, or in what form, additional terms or conditions may be imposed.

The American Recovery and Reinvestment Act (the “ARRA”) became law on February 17, 2009. Among its many provisions, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, that are in addition to those previously announced by the Treasury. These limits are effective until the institution has repaid the Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Note 15 – Stock-Based Compensation

As of December 31, 2008, the Company has one compensation plan under which shares of its common stock are issuable in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units. This is its 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders at the May 25, 2004 annual meeting. Pursuant to the merger agreement, upon the April 30, 2007 closing of its acquisition of The Bank of Venice, the Company granted 85,257 stock options in exchange for the options outstanding for the purchase of shares of common stock of The Bank of Venice at such date. The options were fully vested at the grant date and ranged in price from $8.90 to $10.23 per share as determined by the conversion ratio specified in the merger agreement. Previously, the Company had granted stock options under the 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (the “1994 Plan”) as amended and restated as of August 31, 1996. Under the 2004 Plan, the Board of Directors of the Company may grant nonqualified stock–based awards to any director, and incentive or nonqualified stock-based awards to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the 2004 Plan, the maximum number of shares of common stock of the Company that may be optioned or awarded through the 2014 expiration of the plan is 824,240 shares, no more than 274,060 of which may be issued pursuant to awards granted in the form of restricted shares.  Such shares may be treasury, or authorized but unissued, shares of common stock of the Company.  If options or awards granted under the Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan as long as no dividends have been paid to the holder in accordance with the provisions of the grant agreement.

The following table summarizes the components and classification of stock-based compensation expense for the years ended December 31,

	2008	2007	2006
Stock Options	$280	$284	$305
Restricted Stock	457	364	259
Total stock-based compensation expense	$737	$648	$564

Salaries and employee benefits	$436	$417	$390
Other expense	301	231	174
Total stock-based compensation expense	$737	$648	$564

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $177, $142 and $101 for the years ended December 31, 2008, 2007 and 2006, respectively.

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted for the years ended December 31,

	2008	2007	2006
Dividend yield	2.31%	1.63%	1.55%
Risk-free interest rate	2.99%	4.18%	4.89%
Expected option life	6.4 years	4.6 years	6.5 years
Volatility	26%	21%	31%
Weighted average grant-date fair value of options granted	$1.77	$3.93	$5.08

•	The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock. An increase in dividend yield will decrease stock compensation expense.

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

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During 2006, 2007 and 2008, stock based compensation expense was recorded based upon estimates that we would experience no forfeitures. Our estimate of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in our estimates will be accounted for prospectively in the period of change.

As of December 31, 2008, unrecognized compensation expense associated with stock options and restricted stock was $710 and $826 which is expected to be recognized over weighted average periods of approximately 2 years.

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

A summary of the stock option activity in the plans is as follows:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2006	801,538	$7.83
Granted	88,218	14.68
Exercised	(139,076)	6.08
Expired or forfeited	(21,737)	10.40
Balance, December 31, 2006	728,943	$8.91
Granted	154,710	9.06
Exercised	(155,342)	7.14
Expired or forfeited	(31,382)	11.55
Balance, December 31, 2007	696,929	$9.22
Granted	100,855	7.66
Exercised	(15,248)	6.45
Expired or forfeited	(102,982)	8.10
Balance, December 31, 2008	679,554	$9.22

Options exercisable at December 31,	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	320,668	$9.21	303,656	$8.52

The weighted average remaining terms for outstanding stock options and for exercisable stock options were 5.9 years and 4.9 years at December 31, 2008, respectively. The aggregate intrinsic value at December 31, 2008 was $0 for stock options outstanding and $0 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Options outstanding at December 31, 2008 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$4.91 – $8.13	269,692	5.29	$6.67	93,952	$6.02
8.27 – 11.05	239,484	6.02	9.28	146,971	9.23
11.06 – 15.35	170,378	6.55	13.18	79,745	12.95
$4.91 – $15.35	679,554	5.86	$9.22	320,668	$9.21

Proceeds received from the exercise of stock options were $98, $1,108 and $846 during the years ended December 31, 2008, 2007 and 2006, respectively. The intrinsic value related to the exercise of stock options was $13, $1,194 and $1,297, during the years ended December 31, 2008, 2007 and 2006, respectively. The intrinsic value related to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in the realization of tax benefits of $3, $51 and $147, during the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Stock

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is generally on a straight-line basis and ranges from one to five years. The value of the restricted stock, estimated to be equal to the closing market price on the date of grant, is being amortized on a straight-line basis over the respective service periods.  The fair market value of restricted stock awards that vested was $185, $202 and $251 during the years ended December 31, 2008, 2007 and 2006, respectively. Tax benefits related to the vesting of restricted shares of $33, $10 and $3 were realized during the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the restricted stock activity in the plan is as follows:

	2008		2007		2006
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Balance, January 1,	88,055	$13.99	68,896	$15.21	84,485	$15.18
Granted	37,570	7.12	37,970	12.37	10,658	15.37
Vested	(30,299)	14.09	(18,609)	15.22	(15,944)	15.21
Expired or forfeited	(1,432)	14.37	(202)	13.79	(10,303)	15.12
Balance, December 31,	93,894	$11.20	88,055	$13.99	68,896	$15.21

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at December 31:

	2008		2007
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$10,786	$4,919	$6,384	$4,180
Unfunded commitments under lines of credit	8,181	79,577	9,446	116,068

Commitments to make loans are generally made for periods of 30 days.  As of December 31, 2008, the fixed rate loan commitments have interest rates ranging from 5.39% to 18.00% and maturities ranging from 60 days to 15 years.

As of December 31, 2008 and 2007, the Company was subject to letters of credit totaling $2,542 and $2,947, respectively.

Note 17—Supplemental Financial Data

Components of other expense in excess of 1 percent of total interest and non-interest income are as follows:

Years Ended December 31,	2008	2007	2006
Computer services	$2,093	$2,172	$1,955
Legal and professional fees	2,558	1,372	1,246
Collection Expense	1,341	772	464
Marketing and community relations	1,246	1,151	983
FDIC & State assessments	1,153	629	298
Operational Charge-offs	1,528	74	124
OREO Expenses	1,694	14	-
Repossessed asset expenses	1,387	986	312

Note 18—Fair Values of Financial Instruments

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

Valuation of collateralized debt securities

As of December 31, 2008, the Company owned three collateralized debt obligations where the underlying collateral is comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. The company also owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the yield at issuance of similarly rated classes of comparably structured collateralized debt obligations. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and varying assumptions of estimated future defaults of issuers. The valuation approach for the real estate industry collateralized securities did not change during 2008. Management changed the valuation approach during the second quarter of 2008 of the collateralized debt obligation collateralized by trust preferred securities of banks and insurance companies because there were no longer observable level 2 inputs available. Therefore, custom discounted cash flow modeling was also employed beginning in the second quarter of 2008 to estimate the fair value of this security (Level 3 inputs).

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$225,770	$-	$221,495	$4,275

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 and still held at December 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Collateralized Debt Obligations
Beginning balance, January 1, 2008	$6,111
Included in earnings – other than temporary impairment	(5,348)
Included in other comprehensive income	(1,206)
Transfer in to Level 3	4,718
Ending balance, December 31, 2008	$4,275

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$47,649	$-	$-	$47,649

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $53,765, with a valuation allowance of $6,116, resulting in specific allocations of the allowance for loan losses of $11,716 for 2008. The amounts of the specific allocations for impairment are considered in the overall determination of the reserve and provision for loan losses.

Carrying amount and estimated fair values of financial instruments were as follows at December 31:

	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$73,734	$73,734	$71,059	$71,059
Investment securities available for sale	225,770	225,770	160,357	160,357
Loans, net	1,201,192	1,164,238	1,114,183	1,126,691
Federal Home Loan Bank and Independent Bankers’ Bank stock	12,012	NM	9,068	NM
Accrued interest receivable	6,839	6,839	7,761	7,761

Financial liabilities:
Non-contractual deposits	446,993	446,993	537,204	537,204
Contractual deposits	688,675	697,676	512,754	515,715
Federal Home Loan Bank Advances	202,900	211,827	140,000	142,438
Short-term borrowings	71,423	71,412	77,922	77,900
Long-term repurchase agreements	30,000	31,248	30,000	30,401
Subordinated debentures	33,000	15,588	33,000	33,646
Accrued interest payable	8,012	8,012	9,012	9,012

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, non-contractual demand deposits, certain short-term borrowings, and variable rate loans that reprice frequently and fully.  As it is not practicable to determine the fair value of Federal Home Loan Bank stock and other bankers’ bank stock due to restrictions placed on its transferability.  Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan losses.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of long-term debt is based on current rates for similar financing.  The fair value of off-balance sheet items that includes commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 19—Condensed Financial Information of TIB Financial Corp.

Condensed Balance Sheets
(Parent Only)

December 31,	2008	2007
Assets:
Cash on deposit with subsidiary	$23,559	$1,092
Dividends receivable from subsidiaries	20	7,595
Investment in bank subsidiaries	128,351	121,684
Investment in other subsidiaries	2,107	1,022
Other assets	1,791	576
Total Assets	$155,828	$131,969

Liabilities and Shareholders’ Equity:
Dividends payable	$-	$799
Interest payable	653	679
Notes payable	34,022	34,022
Other liabilities	39	229
Shareholders’ equity	121,114	96,240
Total Liabilities and Shareholders’ Equity	$155,828	$131,969

Condensed Statements of Income
(Parent Only)

Year Ended December 31,	2008	2007	2006
Operating income:
Interest Income	$83	$-	$-
Dividends from bank subsidiaries	-	11,340	7,630
Dividends from other subsidiaries	70	83	63
Total operating income	153	11,423	7,693

Operating expense:
Interest expense	2,336	2,798	2,475
Other expense	1,908	1,298	975
Total operating expense	4,244	4,096	3,450

Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	(4,091)	7,327	4,243
Income tax benefit	1,537	1,509	1,281
Income (loss) before equity in undistributed earnings of subsidiaries	(2,554)	8,836	5,524
Equity in undistributed earnings (losses) of subsidiaries	(18,376)	(11,257)	3,723

Net income (loss)	$(20,930)	$(2,421)	$9,247

Note 19—Condensed Financial Information of TIB Financial Corp. (Continued)

Condensed Statements of Cash Flows
(Parent Only)

Year Ended December 31,	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(20,930)	$(2,421)	$9,247
Equity in undistributed (earnings) losses of bank subsidiaries	18,376	11,257	(3,723)
Stock-based compensation expense	274	231	174
Increase (decrease) in net income tax obligation	(1,047)	157	377
(Increase) decrease in other assets	7,190	(7,416)	(238)
Increase (decrease) in other liabilities	2	(175)	419
Net cash provided by operating activities	3,865	1,633	6,256

Cash flows from investing activities:
Investment in bank subsidiaries	(25,750)	(888)	(19,500)
Investment in other subsidiaries	(1,378)	-	(619)
Net cash used in investing activities	(27,128)	(888)	(20,119)

Cash flows from financing activities:
Repayment of note payable	-	(4,000)	-
Net proceeds from issuance of common shares	10,033	1,108	846
Income tax effect of stock based compensation	(82)	21	150
Proceeds from issuance of preferred stock and common warrants	36,992	-	-
Proceeds from subsidiaries for equity awards	464	417	390
Payment to repurchase stock	-	(569)	-
Proceeds from issuance of long-term debt	-	-	20,619
Cash dividends paid	(1,677)	(2,953)	(2,741)
Net cash provided by (used in) financing activities	45,730	(5,976)	19,264

Net increase (decrease) in cash	22,467	(5,231)	5,401
Cash, beginning of year	1,092	6,323	922
Cash, end of year	$23,559	$1,092	$6,323

Note 20—Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for 2008 and 2007:

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:
Interest income	$21,223	$22,242	$21,777	$22,922	$23,863	$23,549	$23,950	$23,379
Net interest income	10,719	11,676	11,409	10,856	11,350	11,286	11,882	11,502
Provision for loan losses	15,101	4,768	5,716	2,654	6,168	2,385	632	472
Investment securities gain (loss), net	(4,221)	(126)	(1,912)	910	(5,660)	-	-	-
Income (loss) from continuing operations	(13,255)	(2,196)	(4,034)	(1,445)	(6,498)	494	1,712	1,871
Income earned by preferred shareholders	165	-	-	-	-	-	-	-
Net income (loss) allocated to common shareholders	(13,420)	(2,196)	(4,034)	(1,445)	(6,498)	494	1,712	1,871

Earnings (loss) per share:
Income (loss) from continuing operations – Basic	$(0.93)	$(0.15)	$(0.28)	$(0.11)	$(0.49)	$0.04	$0.14	$0.16
Income (loss) from continuing operations – Diluted	$(0.93)	$0.15)	$(0.28)	$(0.11)	$(0.49)	$0.04	$0.14	$0.16

The net loss for the fourth quarter of 2008 was primarily due to the provision for loan losses of $15,101 and $4,221 in non-cash charges relating to the other than temporary impairment of investment securities brought about by a deepening of the economic downturn on a national and local basis during the quarter. The net loss during the fourth quarter of 2007 was primarily due to the provision for loan losses of $6,168 and $5,660 of non-cash charges relating to the other than temporary impairment of investment securities. The fourth quarter of 2007 was marked by deterioration in the real estate market which had a significant impact on the local economy in our southwest Florida market and the issuers of securities written down by the Company.

Note 21—Subsequent  Event

On February 13, 2009, the Company purchased the deposits of Riverside Bank of the Gulf Coast (“Riverside”), a failed bank based in Cape Coral, Florida, from the Federal Deposit Insurance Corporation for approximately $4,000, representing a premium of approximately 1.3%.  Total deposits purchased approximated $317,000.  Additionally, the Company purchased approximately $125,000 in cash and investment securities and $1,100 in loans.  Riverside operated from nine branch banking offices of which eight were owned and one was leased. The Company has an option to purchase the eight owned offices for fair value which is to be determined by appraisal and assume the leases on the remaining one. As a result of this transaction, the Company expects to expand its customer base in Southwest Florida.

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

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

During the fourth quarter of 2008 and subsequent thereto, the Company has made no significant changes in its internal controls or in other factors which may significantly affect these controls subsequent to the evaluation of these controls by the Chief Executive Officer and Chief Financial Officer.

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

TIB Financial Corp.’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that, as of December 31, 2008, the company’s internal control over financial reporting is effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, page 54 of this Form 10-K. Management’s assessment excluded internal control over financial reporting for Naples Capital Advisors, Inc. as allowed by the SEC for current year acquisitions with an immaterial impact on the financial statements as a whole. Naples Capital Advisors, Inc. was acquired on January 2, 2008.

Date: March 16, 2009
/s/Thomas J. Longe
Thomas J. Longe President, Chief Executive Officer and Chairman of Board

/s/Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President, Chief Financial Officer and Treasurer

ITEM 9B:  OTHER INFORMATION

Not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Information About the Board of Directors and Their Committees” and “Executive Officers” under the caption "Election of Directors", “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company's 2009 Annual Shareholders Meeting is incorporated herein by reference.

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

ITEM 11:  EXECUTIVE COMPENSATION

The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, "Executive Compensation” and “Compensation of Directors" in the Proxy Statement to be utilized in connection with the Company's 2009 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the captions "Management and Principal Shareholders" and “Equity Compensation Plan Information” under “Executive Compensation” in the Proxy Statement to be utilized in connection with the Company's 2009 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Director Independence” under “Election of Directors” and "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 2009 Annual Shareholders Meeting is incorporated herein by reference.

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

3.  Exhibits

Exhibit Numbers
3.1	Restated Articles of Incorporation (a)
3.2	Amendment to Articles of Incorporation (b)
3.3	Bylaws (c)
3.4	Amendment to TIB Financial Corp. Bylaws (x)
3.5	Articles of Amendment to the Restated Articles of Incorporation authorizing the Preferred Shares. (v)
3.6	Warrant to Purchase up to 1,063,218 shares of Common Stock.
4.1	Specimen Stock Certificate (d)
10.1	Employment Agreement between Edward V. Lett, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.2	401(K) Savings and Employee Stock Ownership Plan (d), (e)
10.3	Employee Incentive Stock Option Plan (d), (e)
10.4	Employment Agreement between Millard J. Younkers, Jr., TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.5	Employment Agreement between David P. Johnson, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.6	Employment Agreement between Michael D. Carrigan, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (g)
10.7	Employment Agreement between Alma Shuckhart, TIB Financial Corp., and TIB Bank effective March 1, 2004. (e), (g)
10.8	Employment Agreement between Stephen J. Gilhooly, TIB Financial Corp., and TIB Bank effective September 27, 2006 (e), (h)
10.9	Form of Director Deferred Fee Agreement (e), (i)
10.10	Form of Salary Continuation Agreement (e), (i)
10.11	Form of Executive Officer Split Dollar Agreement (e), (i)
10.12	Form of Director Deferred Fee Agreement – First Amendment (e), (f)
10.13	Form of Executive Officer Split Dollar Agreement – First Amendment (e), (f)
10.14	Form of Salary Continuation Agreement – First Amendment (e), (j)
10.15	Form of Restricted Stock Agreement (k)
10.16	Form of Restricted Stock Agreement Addendum (k)
10.17	Form of Salary Continuation Agreement – Second Amendment (e), (m)
10.18	Marketing and Sales Alliance Agreement (k)
10.19	Non-Competition Agreement (k)
10.20	Form of Salary Continuation Agreement - Michael Carrigan and Steve Gilhooly (e), (n)
10.21	Stock Purchase Agreement between Naples Capital Advisors, Inc., John M. Suddeth, Jr. and Michael H. Morris, and TIB Financial Corp. (o)
10.22	Amendment to the Employment Agreement for Alma Shuckhart (e), (t)
10.23	Employment Agreement between David F. Voigt, TIB Financial Corp., and The Bank of Venice (e), (q)
10.24	Revised Audit Committee Charter dated April 24, 2007 (u)
10.25	Revised Corporate Governance and Nomination Committee Charter dated January 23, 2007 (r)
10.26	Revised Corporate Governance Guidelines dated January 23, 2007 (r)
10.27	Second Amendment to the Employment Agreement for Alma Shuckhart (e), (p)
10.28	Form of Stock Purchase Agreement (s)
10.29	Form of Registration Rights Agreement (s)
10.30	Form of Relationship Agreement (s)
10.31	Form of Common Stock Warrant (s)
10.32	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of Treasury (v)
10.33	Form of Waiver, executed by each Messrs. Thomas J. Longe, Edward V. Lett, Stephen J. Gilhooly, Michael D. Carrigan and Michael H. Morris (v)
10.34	Form of Letter Agreement, executed by each Messrs. Thomas J. Longe, Edward V. Lett, Stephen J. Gilhooly, Michael D. Carrigan and Michael H. Morris (v)
10.35	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of Treasury (v)
14.1	Board of Directors Ethics Code (k)
14.2	Senior Financial Officer Ethics Code (k)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
99.1	Statement of Policy with respect to Related Person Transactions (m)

(a)	Incorporated by reference to Appendix A in the Company’s Definitive Proxy Statement filed on April 8, 2004.
(b)	Item 3.2 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on September 28, 2006 and is incorporated herein by reference.
(c)	Previously filed by the Company as an Exhibit to the Company's Registration Statement (Registration No. 333-113489) and such document is incorporated herein by reference.
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
(v)
Items 3.5 through 3.6 and 10.32 through 10.35 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on December 5, 2008 and such documents are incorporated herein by reference.

(x)	Item 3.4 was previously filed by the Company as an Exhibit to the Form 10-K filed by the Company on March 17, 2008 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2009.

TIB FINANCIAL CORP.
By:	/s/Thomas J. Longe
Thomas J. Longe Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2009.

Signature	Title
/s/Thomas J. Longe	Chairman, Chief Executive Officer and Director
Thomas J. Longe
/s/Bradley A Boaz	Director
Bradley A Boaz
/s/Richard C. Bricker, Jr.	Director
Richard C. Bricker, Jr.
/s/Howard B. Gutman	Director
Howard B. Gutman
/s/Paul O. Jones, Jr., M.D.	Director
Paul O. Jones, Jr., M.D.
/s/Edward V. Lett	Director
Edward V. Lett
/s/John G. Parks, Jr.	Director
John G. Parks, Jr.
/s/Marvin F. Schindler	Director
Marvin F. Schindler
/s/Otis T. Wallace	Director
Otis T. Wallace

/s/Stephen J. Gilhooly	Chief Financial Officer and Treasurer
Stephen J. Gilhooly

Exhibit 21.1

SUBSIDIARIES OF THE REGISTRANT

The Subsidiaries of the Registrant are: (a) TIB Bank and The Bank of Venice which are organized under the laws of the State of Florida; (b) Naples Capital Advisors Inc., a registered investment advisor; (c) TIBFL Statutory Trust I and TIBFL Statutory Trust II which are Connecticut statutory trusts; and (d) TIBFL Statutory Trust III, which is a Delaware statutory trust.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-143391, 333-30515, 333-106092, 333-117773, 333-138208, and 333-138212 on Forms S-8 and Registration Statement Nos. 333-156542 on Form S-3 of our report dated March 16, 2009 with respect to the consolidated financial statements of TIB Financial Corp., and the effectiveness of internal control over financial reporting, which report appears in this Annual Report on Form 10-K of TIB Financial Corp. for the year ended December 31, 2008.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida
March 16, 2009

Exhibit 31.1

I, Thomas J.Longe, President and CEO, certify that:

1.	I have reviewed this annual report on Form 10-K of TIB Financial Corp.;

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

4.
 The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d.
Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 16, 2009
/s/Thomas J. Longe
Thomas J. Longe, Chairman and Chief Executive Officer

Exhibit 31.2

I, Stephen J. Gilhooly, Executive Vice President and CFO, certify that:

1.	I have reviewed this annual report on Form 10-K of TIB Financial Corp.;

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-(e)), and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d.
d) Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 16, 2009
/s/Stephen J. Gilhooly
Stephen J. Gilhooly, Executive Vice President, Chief Financial Officer and Treasurer

Exhibit 32.1

Chief Executive Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002

In connection with the annual report of TIB Financial Corp. (the “Company”) on Form 10-K for the period ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Report”), I, Thomas J. Longe, President and Chief Executive Officer of the Company, certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that, to my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/Thomas J. Longe
Date: March 16, 2009	Thomas J. Longe Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to TIB Financial Corp. and will be retained by TIB Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Chief Financial Officer’s Certification required under Section 906 of Sarbanes-Oxley Act of 2002

In connection with the annual report of TIB Financial Corp. (the “Company”) on Form 10-K for the period ended December 31, 2007, as filed with the Securities and Exchange Commission (the “Report”), I, Stephen J. Gilhooly, Executive Vice President and Chief Financial Officer of the Company, certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that, to my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/Stephen J. Gilhooly
Date: March 16, 2009	Stephen J. Gilhooly Executive Vice President, Chief Financial Officer and Treasurer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to TIB Financial Corp. and will be retained by TIB Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.