Form 10-K/A
period 2008-12-31
TIB FINANCIAL CORP.
filed 2009-04-17
CIK 1013796

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Securities Registered pursuant to Section 12(b) of the Act: Common stock, par value $0.10
Securities Registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes or ☑ No
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes or ☑ No
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes or ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K (the “Initial Filing”) of TIB Financial Corp. (the “Company”) for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 16, 2009, is being filed solely for the limited purpose of amending Exhibits 32.1 and 32.2 that were included in the Initial Filing.  Those two exhibits inadvertently referred to the period ended December 31, 2007, as opposed to December 31, 2008.  Accordingly, the Company is including in this Amendment corrected Exhibits 32.1 and 32.2 which reflect the proper December 31, 2008 dates.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing.  This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2009.

TIB FINANCIAL CORP.
By:	/s/Thomas J. Longe
Thomas J. Longe Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2009.

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