Form 10-Q
period 2009-05-11
TIB FINANCIAL CORP.
filed 2009-05-11
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “ large accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		14,602,069
Class		Outstanding as of April 30, 2009

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended March 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$37,714	$69,607
Federal funds sold and securities purchased under agreements to resell	17,653	4,127
Cash and cash equivalents	55,367	73,734

Investment securities available for sale	466,977	225,770

Loans, net of deferred loan costs and fees	1,220,073	1,224,975
Less: Allowance for loan losses	25,488	23,783
Loans, net	1,194,585	1,201,192

Premises and equipment, net	38,027	38,326
Goodwill	5,160	5,160
Intangible assets, net	9,065	3,010
Accrued interest receivable and other assets	67,345	62,922
Total Assets	$1,836,526	$1,610,114

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$183,095	$128,384
Interest-bearing	1,253,365	1,007,284
Total deposits	1,436,460	1,135,668

Federal Home Loan Bank (FHLB) advances	132,900	202,900
Short-term borrowings	70,126	71,423
Long-term borrowings	63,000	63,000
Accrued interest payable and other liabilities	16,188	16,009
Total liabilities	1,718,674	1,489,000

Shareholders’ equity
Preferred stock – $.10 par value: 5,000,000 shares authorized, 37,000 shares issued and outstanding, liquidation preference of $37,000	33,166	32,920
Common stock - $.10 par value: 40,000,000 shares authorized, 14,674,076 shares issued, 14,602,069 shares outstanding	1,467	1,467
Additional paid in capital	73,798	73,178
Retained earnings	10,204	14,737
Accumulated other comprehensive loss	(214)	(619)
Treasury stock, at cost, 72,007 shares	(569)	(569)
Total shareholders’ equity	117,852	121,114

Total Liabilities and Shareholders’ Equity	$1,836,526	$1,610,114

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended March 31
	2009	2008
Interest and dividend income
Loans, including fees	$17,839	$20,150
Investment securities:
Taxable	2,904	1,778
Tax-exempt	75	112
Interest-bearing deposits in other banks	20	11
Federal Home Loan Bank stock	(19)	127
Federal funds sold and securities purchased under agreements to resell	3	744
Total interest and dividend income	20,822	22,922

Interest expense
Deposits	7,899	9,126
Federal Home Loan Bank advances	1,406	1,483
Short-term borrowings	24	552
Long-term borrowings	736	905
Total interest expense	10,065	12,066

Net interest income	10,757	10,856

Provision for loan losses	5,309	2,654
Net interest income after provision for loan losses	5,448	8,202

Non-interest income
Service charges on deposit accounts	966	722
Investment securities gains, net	596	910
Fees on mortgage loans originated and sold	115	232
Investment advisory fees	193	125
Other income	509	472
Total non-interest income	2,379	2,461

Non-interest expense
Salaries and employee benefits	7,380	6,053
Net occupancy and equipment expense	2,152	2,014
Other expense	3,835	4,959
Total non-interest expense	13,367	13,026

Loss before income taxes	(5,540)	(2,363)

Income tax benefit	(2,082)	(918)

Net Loss	$(3,458)	$(1,445)
Income earned by preferred shareholders	708	-
Net loss allocated to common shareholders	$(4,166)	$(1,445)

Basic and diluted loss per common share	$(0.29)	$(0.11)

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2009	37,000	$32,920	14,602,069	$1,467	$73,178	$14,737	$(619)	$(569)	$121,114
Comprehensive loss:
Net loss						(3,458)			(3,458)
Other comprehensive income, net of tax expense of $245:
Net market valuation adjustment on securities available for sale							777
Less: reclassification adjustment for gains, net of tax expense of $224							(372)
Other comprehensive income, net of tax									405
Comprehensive loss									(3,053)
Is Issuance costs associated with preferred stock issued					(48)				(48)
Preferred stock discount accretion		246				(246)			-
Stock-based compensation and related tax effect					199				199
Common Stock dividends declared, 1%					469	(469)			-
Cash dividends declared, preferred stock						(360)			(360)
Balance, March 31, 2009	37,000	$33,166	14,602,069	$1,467	$73,798	$10,204	$(214)	$(569)	$117,852

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2008	-	$-	13,301,445	$1,337	$56,081	$39,151	$240	$(569)	$96,240
Cumulative-effect adjustment for split-dollar life insurance postretirement benefit						(141)			(141)
Comprehensive loss:
Net loss						(1,445)			(1,445)
Other comprehensive loss, net of tax benefit of $346:
Net market valuation adjustment on securities available for sale							16
Less: reclassification adjustment for gains, net of tax of $343							(567)
Other comprehensive loss, net of tax									(551)
Comprehensive loss									(1,996)
Restricted stock grants, net of 324 cancellations			5,190	1	(1)				-
Private placement of common shares			1,248,725	125	9,821				9,946
Exercise of stock options			15,401	1	97				98
Stock-based compensation and related tax effect					171				171
Cash dividends declared, $0.601 per common share						(875)			(875)
Balance, March 31, 2008	-	$-	14,570,761	$1,464	$66,169	$36,690	$(311)	$(569)	$103,443

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,458)	$(1,445)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	999	982
Provision for loan losses	5,309	2,654
Deferred income tax benefit	(3,129)	(1,083)
Investment securities net realized gains	(596)	(910)
Stock-based compensation	204	173
Gains on sales of OREO	(3)	-
Other	390	(48)
Mortgage loans originated for sale	(6,017)	(15,660)
Proceeds from sales of mortgage loans	4,538	16,288
Fees on mortgage loans sold	(98)	(230)
(Increase) decrease in accrued interest receivable and other assets	1,146	(1,112)
Increase (decrease) in accrued interest payable and other liabilities	(159)	2,527
Net cash provided by (used in) operating activities	(874)	2,136

Cash flows from investing activities:
Purchases of investment securities available for sale	(446,418)	(42,097)
Sales of investment securities available for sale	191,695	25,016
Repayments of principal and maturities of investment securities available for sale	47,629	11,384
Acquisition of Naples Capital Advisors business	-	(1,355)
Net cash received in assumption of operations of Riverside Bank of the Gulf Coast	280,436	-
Net (purchase) sale of FHLB stock	(298)	982
Loans originated or acquired, net of principal repayments	1,294	(12,587)
Purchases of premises and equipment	(455)	(395)
Proceeds from sale of OREO	111	-
Proceeds from disposal of premises, equipment and intangible assets	-	14
Net cash provided by (used in) investing activities	73,994	(19,038)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	54,683	39,318
Net increase (decrease) in time deposits	(73,524)	31,675
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(2,233)	9,019
Increase in long term FHLB advances	-	2,900
Repayment of long term FHLB advances	-	(25,000)
Repayment of short term FHLB advances	(70,000)	-
Proceeds from exercise of stock options	-	98
Income tax effect related to stock-based compensation	(5)	(2)
Proceeds from private stock offering	-	9,946
Net issuance costs of preferred stock and common warrants	(48)	-
Cash dividends paid to common shareholders	-	(799)
Cash dividends paid to preferred shareholders	(360)	-
Net cash provided by (used in) financing activities	(91,487)	67,155

Net increase (decrease) in cash and cash equivalents	(18,367)	50,253
Cash and cash equivalents at beginning of period	73,734	71,059
Cash and cash equivalents at end of period	$55,367	$121,312

Supplemental disclosures of cash paid:
Interest	$9,536	$11,420
Income taxes	-	125
Supplemental information:
Fair value of noncash assets acquired	$39,413	$1,416
Fair value of liabilities assumed	320,594	40

See accompanying notes to consolidated financial statements

Note 1 – Basis of Presentation & Accounting Policies

TIB Financial Corp. is a bank holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiaries, TIB Bank, The Bank of Venice, and Naples Capital Advisors, Inc.  Together with its subsidiaries, TIB Financial Corp. (collectively the “Company") has a total of twenty-eight full service banking offices in Monroe, Miami-Dade, Collier, Lee, and Sarasota counties, Florida.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  For further information and an additional description of the Company’s accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank, The Bank of Venice (subsequent to its acquisition on April 30, 2007), and Naples Capital Advisors, Inc. (“NCA”; subsequent to its acquisition on January 2, 2008).  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain amounts previously reported on have been reclassified to conform to the current period presentation. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of four one percent stock dividends distributed July 17, 2008, October 10, 2008,  January 10, 2009 and April 10,  2009  to shareholders of record on July 7, 2008,  September 30, 2008,  December 31, 2008 and March 31,  2009, respectively.

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

Earnings Per Common Share

Basic earnings (loss) per share is net income (loss) allocated to common shareholders divided by the weighted average number of common shares and vested restricted shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options,  warrants and restricted shares computed using the treasury stock method.

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses and earnings per common share is included in the 2008 Annual Report on Form 10-K.

Acquisitions

The Company accounts for its business combinations based on the acquisition method of accounting. The acquisition method of accounting requires the Company to determine the fair value of the tangible net assets and identifiable intangible assets acquired. The fair values are based on available information and current economic conditions at the date of acquisition. The fair values may be obtained from independent appraisers, discounted cash flow present value techniques, management valuation models, quoted prices on national markets or quoted market prices from brokers. These fair value estimates will affect future earnings through the disposition or amortization of the underlying assets and liabilities. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. Such different fair value estimates could affect future earnings through different values being utilized for the disposition or amortization of the underlying assets and liabilities acquired.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which revises Statement 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity. FAS 141(R) was applied in accounting for the Riverside Bank of the Gulf Coast ("Riverside") acquisition and will impact future acquisitions.

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

In March 2008, the FASB issued Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under Statement 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009 and adoptions, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” This FASB staff position amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The staff position also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009. Management believes adoption will not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FASB staff position amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. The staff position expands disclosures about other-than-temporary impairment and requires that the annual disclosures in FASB Statement No. 115 and FSP FAS 115-1 and FAS 124-1 be made for interim reporting periods. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009. Management is still in the process of evaluating the impact to the consolidated financial position. However, management believes that adoption will not have a material impact on the results of operations of the Company.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FASB staff position provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FASB staff position becomes effective for interim reporting periods ending after June 15, 2009. Management believes adoption will not have a material impact on the Company’s consolidated financial position or results of operations.
In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled “Other Than Temporary Impairment of Certain Investments Debt and Equity Securities.” On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 is effective for the Company beginning April 1, 2009. Management is still in the process of evaluating the impact to the consolidated financial position. However, management believes that adoption will not have a material impact on the results of operations of the Company.

Note 2 – Investment Securities

The amortized cost, estimated fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income of investment securities available for sale at March 31, 2009 and December 31, 2008 are presented below:

	March 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$72,898	$193	$147	$72,944
States and political subdivisions—tax exempt	7,752	201	1	7,952
States and political subdivisions—taxable	2,361	-	186	2,175
Marketable equity securities	12	7	-	19
Mortgage-backed securities	305,583	3,281	680	308,184
Money Market Mutual Funds	70,101	-	-	70,101
Corporate bonds	2,871	-	1,227	1,644
Collateralized debt obligations	5,741	-	1,783	3,958
	$467,319	$3,682	$4,024	$466,977

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$50,892	$776	$-	$51,668
States and political subdivisions—tax exempt	7,751	59	21	7,789
States and political subdivisions—taxable	2,407	-	70	2,337
Marketable equity securities	12	-	-	12
Mortgage-backed securities	157,066	1,332	421	157,977
Corporate bonds	2,870	-	1,158	1,712
Collateralized debt obligations	5,763	-	1,488	4,275
	$226,761	$2,167	$3,158	$225,770

Note 3 – Loans

Major classifications of loans are as follows:

	March 31, 2009	December 31, 2008
Real estate mortgage loans:
Commercial	$666,780	$658,516
Residential	213,037	205,062
Farmland	13,438	13,441
Construction and vacant land	142,175	147,309
Commercial and agricultural loans	65,723	71,352
Indirect auto loans	71,868	82,028
Home equity loans	34,325	34,062
Other consumer loans	11,245	11,549
Total loans	1,218,591	1,223,319

Net deferred loan costs	1,482	1,656
Loans, net of deferred loan costs	$1,220,073	$1,224,975

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 follows:

	Three Months Ended March 31,
	2009	2008
Balance, January 1	$23,783	$14,973
Provision for loan losses charged to expense	5,309	2,654
Loans charged off	(3,622)	(1,784)
Recoveries of loans previously charged off	18	13
Balance, March 31	$25,488	15,856

Nonaccrual loans were as follows:

	As of March 31, 2009		As of December 31, 2008
Loan Type	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	15	$3,815	18	$4,014
Commercial 1-4 family	10	7,892	9	7,943
Commercial and agricultural	8	659	2	64
Commercial real estate	20	13,719	18	13,133
Commercial land development	6	17,707	4	12,584
Government guaranteed loan	3	143	3	143
Indirect auto, direct auto and consumer loans	162	1,712	155	1,895
		$45,647		$39,776

Impaired loans were as follows:

	March 31, 2009	December 31, 2008
Loans with no allocated allowance for loan losses	$27,289	$8,344
Loans with allocated allowance for loan losses	60,783	53,765
Total	$88,072	$62,109

Amount of the allowance for loan losses allocated	$7,947	$6,116

Note 5 – Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Basic	14,509,694	13,548,402
Dilutive effect of options outstanding	-	-
Dilutive effect of unvested restricted stock awards	-	-
Dilutive effect of warrants	-	-
Diluted	14,509,694	13,548,402

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended March 31,
	2009	2008
Anti-dilutive stock options	686,161	690,584
Anti-dilutive unvested restricted stock awards	92,358	88,485
Anti-dilutive warrants	2,333,314	329,335

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios. These minimum ratios along with the actual ratios for the Company and the Banks at March 31, 2009 and December 31, 2008, are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2009 Actual	December 31, 2008 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥ 4.0%	6.9%	8.9%
TIB Bank	≥ 5.0%	≥ 4.0%	6.8%	7.3%
The Bank of Venice	≥ 5.0%	≥ 4.0%	6.8%	8.1%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	9.1%	11.3%
TIB Bank	≥ 6.0%	≥ 4.0%	8.9%	9.3%
The Bank of Venice	≥ 6.0%	≥ 4.0%	10.2%	11.2%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	10.4%	12.6%
TIB Bank	≥ 10.0%	≥ 8.0%	10.2%	10.5%
The Bank of Venice	≥ 10.0%	≥ 8.0%	11.5%	12.4%

Note 7. – Acquisition

On February 13, 2009, the Company purchased the deposits of Riverside Bank of the Gulf Coast (“Riverside”), a failed bank based in Cape Coral, Florida, from the Federal Deposit Insurance Corporation for a deposit premium of approximately $4,100, representing 1.3% of deposits.  Under the purchase method of accounting, the assets and liabilities of Riverside were recorded at their respective estimated fair values and are included in the accompanying balance sheet as of March 31, 2009. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. The Company is currently in the process of refining its estimates of the fair values of tax deductible intangible assets acquired. Currently, the estimated value of tax deductible intangible assets approximates $6.3 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$281,181
Securities available for sale	31,850
Loans	1,004
Intangible assets	6,285
Other	274
Total assets acquired	$320,594

Deposits (including deposit premium on certificates of deposit)	319,232
Other liabilities	1,362
Total liabilities assumed	$320,594

Riverside operated from nine branch banking offices of which eight were owned and one was leased. The Company has an option to assume the lease for the leased office and to purchase the eight owned offices for fair value which is to be determined by appraisal.  As a result of this transaction, the Company expects to expand its customer base in Southwest Florida.

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

Valuation of collateralized debt securities

As of March 31, 2009, the Company owned three collateralized debt obligations where the underlying collateral is comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. The company also owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the yield at issuance of similarly rated classes of comparably structured collateralized debt obligations. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and varying assumptions of estimated future defaults of issuers. The valuation approach for the collateralized debt obligations did not change during 2009.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$466,977	$70,101	$392,918	$3,958

	Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$225,770	$-	$221,495	$4,275

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009 and still held at March 31, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
	2009	2008
Beginning balance, January 1,	$4,275	$6,111
Included in earnings – other than temporary impairment	(23)	-
Included in other comprehensive income	(294)	(454)
Ending balance March 31,	$3,958	$5,657

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
	Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$52,836	$-	$-	$52,836
Other real estate owned	5,032	-	-	5,032
Other repossessed assets	407	-	407	-

	Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$47,649	$-	$-	$47,649

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $60,783, with a valuation allowance of $7,947 as of March 31, 2009. As a result, $2,093 of the allowance for loan losses was specifically allocated to these loans during the first quarter of 2009. The amounts of the specific allocations for impairment are considered in the overall determination of the reserve and provision for loan losses. As of December 31, 2008, impaired loans had a carrying amount of $53,765, with a valuation allowance of $6,116.

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2009, and statements of operations for the three months ended March 31, 2009.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2009. TIB Financial’s results of operations during 2009 include the operations of The Bank of Venice and Naples Capital Advisors subsequent to their acquisitions on April 30, 2007 and January 2, 2008, respectively, as well as the operations of nine former branches of Riverside Bank of the Gulf Coast (“Riverside”) subsequent to their assumption on February 13, 2009.

Quarterly Summary

For the first quarter of 2009, the Company reported a net loss before dividends on preferred stock of $3.5 million compared to a net loss of $1.4 million for the first quarter of 2008. The net loss allocated to common shareholders was $4.2 million, or $0.29 per share, for the first quarter of 2009, compared to a net loss of $0.11 per share for the comparable 2008 quarter.

The higher net loss for the first quarter of 2009 compared to net loss during the first quarter of 2008 was due to the increased provision for loan losses, higher non-interest expenses and a lower net interest margin, net interest income and non-interest income.

In response to the increase in non-performing loans and further contraction of economic activity in local markets and increased net charge-offs, the first quarter results include a provision for loan losses of $5.3 million. The provision reflects net charge-offs of $3.6 million and an increase in the reserve for loan losses of $1.7 million, to $25.5 million, or 2.09% of loans at March 31, 2009.

Of the loans placed on nonaccrual during the quarter, $4.8 million related to one commercial land development loan which we currently have reviewed and determined that no specific reserve is necessary at this time. The balance of the loans placed on nonaccrual are comprised of seventeen smaller commercial, commercial real estate and residential loans.

TIB Financial also reported total assets of $1.84 billion as of March 31, 2009, representing 14% asset growth from December 31, 2008. Total loans remained flat at $1.22 billion as a $10.2 million decline in indirect auto loans offset increases in our commercial and residential portfolios. Total deposits of $1.44 billion as of March 31, 2009 increased $300.8 million, or 26%, from December 31, 2008 due to the assumption of approximately $317 million of deposits and the operations of nine branches of the former Riverside from the FDIC.

The assumption of the deposits of the former Riverside presented a highly attractive strategic opportunity that significantly increased our Southwest Florida presence, market share and franchise value. The acquisition strengthens our presence in the Naples, Fort Myers and Venice markets and provides a strong entrance into the contiguous Cape Coral community.  The Riverside transaction deployed a significant portion of the capital we raised through the issuance of preferred stock to the United States Treasury in December last year. The transaction also generated a substantial increase in liquidity which allowed us to reduce our wholesale funding by $114 million by paying off maturing FHLB borrowings and brokered deposits.

As we aggressively address the challenges presented by the current economic and operating environment we continue to focus on new business initiatives, improvement of operating performance and resolution of non-performing assets. Significant developments are outlined below.

•
Under challenging and declining investment markets, Naples Capital Advisors and TIB Bank’s trust department continued to establish new investment management and trust relationships increasing the market value of assets under management to $99 million as of quarter end while TIB private bankers developed new deposit relationships during the quarter of $14 million.

•
Our indirect auto loan portfolio declined $10.2 million during the quarter to $71.9 million, or 6% of total loans. Non-performing loans in this business segment decreased to $1.7 million in comparison to $1.9 million at December 31, 2008 and charge-offs during the quarter declined to $2.2 million compared to $2.3 million in the fourth quarter. Unsold repossessed vehicles declined to $407,000 from $601,000 at year end. Additionally, delinquency of indirect auto loans declined to 7% at quarter end down from 9% at year end.

•
The net interest margin declined to 2.65% during the quarter in comparison to the 2.85% in the fourth quarter of 2008 due primarily to the impact of the acquisition of the Riverside deposits.  Initially, approximately $280 million of cash was received in the transaction which was temporarily invested in short-term and cash equivalent investments. $114 million was later utilized in March to pay down maturing wholesale funding and approximately $160 million was invested in higher yielding investment securities. Only $1 million of loans were acquired in the initial transaction. The impact of nonaccrual loans reduced the margin by approximately 15 basis points.

Three Months Ended March 31, 2009 and 2008:

Results of Operations

For the first quarter of 2009, our operations resulted in a net loss before dividends on preferred stock of $3.5 million compared to a net loss of $1.4 million in the previous year’s quarter.  Loss allocated to common shareholders was $0.29 per share for the 2009 quarter as compared a net loss of $0.11 per share for the comparable 2008 quarter.

Annualized loss on average assets allocated to common shareholders for the first quarter of 2009 was 0.95% compared to a loss on average assets of 0.39% for the first quarter of 2008.  Loss on average shareholders’ equity was 11.56% for the first quarter of 2009 compared to a loss of 5.83% for the same quarter of 2008.

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

Net interest income was approximately $10.8 million for the three months ended March 31, 2009, a decrease from the $10.9 million reported for the same period last year, due principally to the decline in the net interest margin to 2.65% from 3.13%.  The decline in net interest margin is primarily due to the impact of the acquisition of the deposits and operations of nine former Riverside branches and associated assets combined with the higher levels of non-performing loans and cash, cash equivalents and short-term, highly liquid and lower yielding securities maintained during the first quarter of 2009. Upon closing of the transaction, execution of our investment plan included purchasing intermediate maturity investment securities and maintaining a significant balance of lower yielding money market and cash equivalent securities to reduce wholesale funding. The intermediate term investments are intended to maintain available liquidity to redeploy as loans to local consumers and businesses. The maintenance of this higher level of lower yielding short-term liquid assets and intermediate investment securities has reduced the net interest margin. We estimate that the assumption of the Riverside deposits and the initial investment of the significant cash proceeds generated no net interest income during the first quarter because the interest cost of the deposits exceeded the yield of the initial investments made. As a result of our repricing of a portion of the assumed deposits, the $114 million reduction of wholesale funding in March and the income from our investment strategy, we estimate that net interest income will be generated from the Riverside transaction beginning in the second quarter.

The $2.1 million decrease in interest and dividend income for the first quarter of 2009 compared to the first quarter of 2008 was mainly attributable to decreased average rates on loan balances due primarily to the 400 basis point decrease in the prime and fed funds sold rates combined with a higher level of non-performing loans.  Offsetting this decline were decreases in the interest cost of transaction accounts and borrowings due to commensurate decreases in deposit interest rates.  Increases in balances led to an increase in interest expense on time and savings deposits. The decrease in interest expense on short term borrowings was partially offset by increased balances.

Interest rates during the first quarter of 2009 were significantly lower than the prior year period due to highly stimulative monetary policies undertaken by the Federal Reserve beginning in the third quarter of 2007. As a result of the actions taken by the Federal Reserve, the prime rate declined from 7.25% in the first quarter of 2008 to 3.25% in first quarter of 2009.

Due to the rapid and significant decline in the prime rate and the overall interest rate environment, the yield on our loans declined 122 basis points and the yield of our interest earning assets declined 148 basis points in the first quarter of 2009 compared to the first quarter of 2008.

The lower interest rate environment also resulted in a significant decline in the interest cost of interest bearing liabilities.  The average interest cost of interest bearing deposits declined 110 basis points and the overall cost of interest bearing liabilities declined by 121 basis points compared to the first quarter of 2008.  Due to the rapidly declining interest rate environment and highly competitive deposit pricing on a local and national basis, we were not able to reduce the cost of our deposits as quickly and to the same extent as the decline in our earning asset yield.

Going forward, we expect short-term market interest rates to remain low for an extended period of time.  We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan and investment yields, or they could increase due to strong demand in the financial markets and banking system for liquidity which may be reflected in elevated pricing competition for deposits.  In the current interest rate environment, we believe that our interest margin will continue to be under pressure.  The predominant drivers to increase net interest income are the composition of earning assets and the overall growth of our balance sheet.  Although the timing and possible effects of future changes in interest rates could be significant, we expect any such impact to continue to be less in extent than the changes in earning asset composition and overall balance sheet size.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2009 and March 31, 2008.

	2009			2008
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,223,542	$17,840	5.91%	$1,137,388	$20,150	7.13%
Investment securities (2)	287,829	2,913	4.10%	157,773	1,939	4.94%
Money Market Mutual Funds	84,409	103	0.49%	-	-	-
Interest-bearing deposits in other banks	38,393	20	0.21%	1,382	11	3.20%
Federal Home Loan Bank stock	11,728	(19)	-0.67%	8,489	127	6.02%
Federal funds sold and securities sold under agreements to resell	7,564	3	0.16%	94,276	744	3.17%
Total interest-earning assets	1,653,465	20,860	5.12%	1,399,308	22,971	6.60%

Non-interest-earning assets:
Cash and due from banks	31,270			20,269
Premises and equipment, net	38,205			38,120
Allowance for loan losses	(23,352)			(14,668)
Other assets	70,076			52,624
Total non-interest-earning assets	116,199			96,345
Total assets	$1,769,664			$1,495,653

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$167,889	$329	0.79%	$183,982	$1,117	2.44%
Money market	155,485	661	1.72%	179,081	1,424	3.20%
Savings deposits	91,984	408	1.80%	51,009	180	1.42%
Time deposits	746,393	6,501	3.53%	536,065	6,405	4.81%
Total interest-bearing deposits	1,161,751	7,899	2.76%	950,137	9,126	3.86%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	252,160	1,430	2.30%	210,659	2,035	3.89%
Long-term borrowings	63,000	736	4.74%	63,000	905	5.78%
Total interest-bearing liabilities	1,476,911	10,065	2.76%	1,223,796	12,066	3.97%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	155,839			153,579
Other liabilities	15,597			18,676
Shareholders’ equity	121,317			99,602
Total non-interest-bearing liabilities and shareholders’ equity	292,753			271,857
Total liabilities and shareholders’ equity	$1,769,664			$1,495,653

Interest rate spread (tax equivalent basis)			2.36%			2.63%
Net interest income (tax equivalent basis)		$10,795			$10,905
Net interest margin (3) (tax equivalent basis)			2.65%			3.13%

_______
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the three months ended March 31, 2009 and March 31, 2008.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2009 Compared to 2008 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$1,445	$(3,755)	$(2,310)
Investment securities (2)	1,366	(392)	974
Money Market Mutual Funds	103	-	103
Interest-bearing deposits in other banks	29	(20)	9
Federal Home Loan Bank stock	35	(181)	(146)
Federal funds sold and securities purchased under agreements to resell	(365)	(376)	(741)
Total interest income	2,613	(4,724)	(2,111)

Interest expense
NOW accounts	(90)	(698)	(788)
Money market	(168)	(595)	(763)
Savings deposits	173	55	228
Time deposits	2,110	(2,014)	96
Short-term borrowings and FHLB advances	347	(952)	(605)
Long-term borrowings	-	(169)	(169)
Total interest expense	2,372	(4,373)	(2,001)

Change in net interest income	$241	$(351)	$(110)

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

Provision for Loan Losses

The provision for loan losses increased to $5.3 million in the first quarter of 2009 compared to $2.7 million in the comparable prior year period. The higher provision for loan losses in 2009 reflects the continued financial challenges of our consumer and commercial customers. While we continue to see an increase in the number of real estate unit sales as compared to the prior year period and even the prior quarter, the impact of foreclosures and distressed sales is evident in the value of real estate. Additionally, we experienced higher levels of non-performing loans and delinquencies and higher levels of net charge-offs. Net charge-offs were $3.6 million, or 1.19% of average loans on an annualized basis, during the three months ended March 31, 2009, compared to $1.8 million, or 0.63% of average loans on an annualized basis, for the same period in 2008. The charge-offs resulting from the indirect loan portfolio were $2.2 million and $1.7 million in the first quarter of 2009 and 2008, respectively.

Our provision for loan losses in future periods will be influenced by the loss potential of non-performing loans and net charge offs, which cannot be reasonably predicted.

The indirect loan portfolio experienced sharp increases, beyond our historical experience, in delinquencies beginning in the second half of 2007. This increase in delinquency reflects, in part, the significant increase in unemployment in the Fort Myers, Lee County area where our indirect auto loans are concentrated. In response, our collection and liquidation operations accelerated dramatically, resulting in substantially all of our vehicles being disposed of through wholesale rather than retail channels. Contemporaneously, the market for used vehicles became increasingly saturated and a surge in fuel prices reduced demand for used vehicles, and especially so for the less fuel efficient vehicles like light trucks and sport utility vehicles. These factors combined to lower our realization upon disposition on a per vehicle basis and increase the volume and severity of the losses incurred during 2008 and the first quarter of 2009.

Indirect Loan Portfolio Statistics
	As of or For the Quarter Ended
(Dollars in thousands)	Mar 2009	Dec 2008	Sept 2008	June 2008	Mar 2008
30-89 days delinquent	$3,245	$5,542	$3,782	$2,193	$2,682
Non accrual	$1,677	$1,878	$1,317	$1,220	$3,543
Total delinquencies	6.85%	9.05%	5.56%	3.44%	5.55%
Net charge offs for the quarter	$2,213	$2,300	$2,707	$3,951	$1,662
Net (gain)/loss on disposition of vehicles	$(79)	$40	$149	$(55)	$1,208
Number of vehicles sold during the quarter	267	638	314	271	245
External collection costs incurred during the quarter	$104	$464	$331	$306	$240

We continuously monitor and actively manage the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, both individual and business customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend may continue in the near term. Consequently, we may experience higher levels of delinquent and non-performing loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

  Non-interest Income

           Excluding net gains on investment securities, non-interest income was $1.8 million in the first quarter of 2009 compared to $1.6 million in the first quarter of 2008. The increase is due primarily to higher deposit service charges and investment advisory fees, partially offset by lower fees due to lower sales of residential loans in the secondary market. The former Riverside operations contributed $357,000 of service charge and other income during the period.

The following table represents the principal components of non-interest income for the first quarter of 2009 and 2008:

(Dollars in thousands)	2009	2008
Service charges on deposit accounts	$966	$722
Investment securities gains, net	596	910
Fees on mortgage loans sold	115	232
Investment advisory fees	193	125
Debit card income	184	186
Earnings on bank owned life insurance policies	130	126
Other	195	160
Total non-interest income	$2,379	$2,461

Non-interest Expense

Non-interest expense for the first quarter of 2009 was $13.4 million.  This represented a 3% increase over the prior year period which totaled $13.0 million.   The first quarter non-interest expense includes approximately $905,000 attributable to the former Riverside operations.

Salaries and employee benefits increased $1.3 million in the first quarter of 2009 relative to the first quarter of 2008.  Salaries and employee benefits of $316,000 in the first quarter of 2009 reflect the hiring of new employees in connection with the Riverside transaction.  Unrelated severance costs accounted for approximately $674,000 of the first quarter 2009 increase.  The balance of the increase reflects cost of living adjustments and merit increases for our employees.

For the first quarter of 2009, there was a $138,000 increase in occupancy expense as compared to the first quarter of 2008.  Excluding the $213,000 of occupancy costs related to the operations of the former Riverside branch network and facilities, the Company would have had a $75,000 decrease in occupancy costs for the quarter.  This decrease is a result of our continued focus on consolidating facilities and containing operating costs.

Other expenses declined $1.1 million in the first quarter of 2009 relative to the first quarter of 2008.  The first quarter of 2008 included $1.2 million in write-downs of repossessed vehicles and related assets and approximately $294,000 of consulting costs attributable to the restructuring of our indirect lending operations.  The first quarter of 2009 includes $376,000 in other expenses attributable to the former Riverside operations and an increase in the cost of FDIC insurance assessments of $224,000 relative to the first quarter of 2008 due to a higher amount of deposits and a higher insurance premium charge.

The FDIC has proposed an additional deposit insurance assessment of up to 20 basis points that would be assessed as of June 30, 2009 and paid September 30, 2009. If certain congressional legislation providing for an increased line of credit for the FDIC from the U.S. Treasury Department is enacted, the FDIC has indicated that this proposed assessment could be reduced to approximately 10 basis points. The projected added deposit insurance cost would be $1.4 million to $2.8 million based upon the current proposals by the FDIC.

The following table represents the principal components of non-interest expenses for the first quarter of 2009 and 2008:

(Dollars in thousands)	2009	2008
Salary and employee benefits	$7,380	$6,053
Net occupancy expense	2,152	2,014
Accounting, legal, and other professional	604	699
Computer services	625	590
Collection costs	104	240
Postage, courier and armored car	251	229
Marketing and community relations	279	362
Operating supplies	142	138
Directors’ fees	231	195
Travel expenses	83	61
FDIC and state assessments	570	289
Amortization of intangibles	233	205
Repossessed asset expenses	(69)	1,220
OREO write downs and expenses	320	306
Other operating expenses	462	425
Total non-interest expenses	$13,367	$13,026

Balance Sheet

Total assets at March 31, 2009 were $1.84 billion, an increase of $226.4 million or 14%, from total assets of $1.61 billion at December 31, 2008.  Total loans outstanding decreased $4.9 million, or 0.4%, to $1.22 billion during the first three months of 2009 from year end 2008.  Also, in the same period, investment securities increased $241.2 million. The increase in assets and investment securities during the first quarter of 2009 was primarily due to cash and investment securities acquired in connection with the Riverside transaction, partially offset by reductions in FHLB advances and brokered deposits.

At March 31, 2009 advances from the Federal Home Loan Bank were $132.9 million, a $70.0 million decrease from $202.9 million at December 31, 2008.  Total deposits of $1.44 billion as of March 31, 2009 increased $300.8 million, or 26.5%, from December 31, 2008. This increase is due primarily to the assumption of $317.0 million of deposits from the operations of former Riverside.

Shareholders’ equity totaled $117.9 million at March 31, 2009, decreasing $3.3 million from December 31, 2008. Book value per common share decreased to $5.80 at March 31, 2009 from $6.04 at December 31, 2008.  The Company declared a 1% stock dividend in the second, third, and fourth quarters of 2008 and a quarterly cash dividend of $0.0601 per share in the first quarter of 2008.  The Company also declared a 1% stock dividend in the first quarter of 2009.

Investment Securities

During the first quarter of 2009 and 2008, we realized net gains of $618,000 and $910,000 relating to sales of approximately $25.7 million and $25.0 million of available for sale securities, respectively. The reinvestment of the proceeds from the sales in the first quarter of 2009, along with the investment of the proceeds from the Riverside transaction, resulted in a $241.2 million increase in investment securities to $467.0 million as of March 31, 2009. The new securities are primarily intermediate-term investments intended to maintain available liquidity to redeploy as loans to local consumers and businesses. Additionally, a significant portion of these securities were lower yielding money market and cash equivalent securities which were utilized to reduce wholesale funding in March and April of 2009.

As previously described in the Annual Report on Form 10-K for 2008, as of March 31, 2009, the Company owns four collateralized debt obligation investment securities (three backed primarily by corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities and the fourth backed by trust preferred securities of banks and insurance companies) with an aggregate original cost of $15.0 million.  In determining the estimated fair value of these securities, management utilizes a discounted cash flow modeling valuation approach which is discussed in greater detail in Note 8 - Fair Value. These securities are floating rate securities which were rated "A" or better by an independent and nationally recognized rating agency at the time of purchase. At various dates during 2007, 2008 and 2009, due to ratings downgrades, changes in estimates of future cash flows and the amounts of unrealized loss, management concluded that the losses of value for the homebuilder, REIT, real estate company and commercial mortgage backed securities collateralized debt obligations were other than temporary under generally accepted accounting principles. Accordingly, the Company wrote these investment securities down at various dates to their estimated fair value. During the first quarter of 2009, the Company recognized approximately $23,000 of such write-downs. No other than temporary impairment write downs were recorded in the comparable 2008 period. These write downs, including the write down of two of these securities to $0 in 2008, resulted in the recognition of cumulative other than temporary impairment losses of $9.3 million through March 31, 2009. During 2009, the estimated fair value of the security backed by trust preferred securities of banks and insurance companies declined further due to the occurrence of additional defaults by certain underlying issuers and changes in the estimated timing of the future cash flow and discount rate assumptions used to estimate the value of these securities. As of March 31, 2009, management concluded that the further declines in values do not meet the definition of other than temporary under generally accepted accounting principles.

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

We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of these or other securities may result in the determination that the impairment is other than temporary and additional impairment charges which may be material to the financial condition and results of operations of the Company.

Loan Portfolio Composition

Two of the most significant components of our loan portfolio are classified in the notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$116,178	17%	$108,165	16%
1-4 Family and Multi Family	82,706	12%	105,159	16%
Hotels/Motels	95,765	14%	90,091	14%
Guesthouses	84,578	13%	88,512	14%
Office Buildings	105,141	16%	84,993	13%
Retail Buildings	72,337	11%	71,184	11%
Restaurants	48,391	7%	47,680	7%
Marinas/Docks	20,015	3%	20,130	3%
Warehouse and Industrial	28,256	5%	29,031	4%
Other	13,413	2%	13,571	2%
Total	$666,780	100%	$658,516	100%

	March 31, 2009		December 31, 2008
	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition
Construction:
Residential – owner occupied	$10,768	7%	$11,866	8%
Residential – commercial developer	25,269	18%	21,052	14%
Commercial structure	11,629	8%	18,629	13%
	47,666	33%	51,547	35%
Land:
Raw land	25,869	18%	25,890	18%
Residential lots	12,296	9%	13,041	9%
Land development	19,646	14%	19,975	13%
Commercial lots	36,698	26%	36,856	25%
Total land	94,509	67%	95,762	65%

Total	$142,175	100%	$147,309	100%

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

 Non-performing assets are as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Total non-accrual loans (a)	$45,647	$39,776
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	45,647	39,776

Non-accrual investment securities	740	763
Repossessed personal property (primarily indirect auto dealer loans)	407	601
Other real estate owned	5,032	4,323
Other assets (b)	2,080	2,076
Total non-performing assets	$53,906	$47,539

Allowance for loan losses	$25,488	$23,783

Non-performing assets as a percent of total assets	2.94%	2.95%
Non-performing loans as a percent of total loans	3.74%	3.25%
Allowance for loan losses as a percent of non-performing loans	55.84%	59.79%
Annualized net charge-offs for the quarter as a percent of average loans	1.19%	3.02%

(a)	Non-accrual loans as of March 31, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	March 31, 2009		December 31, 2008
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential	15	$3,815	18	$4,014
Commercial 1-4 family investment	10	7,892	9	7,943
Commercial and agricultural	8	659	2	64
Commercial real estate	20	13,719	18	13,133
Commercial land development	6	17,707	5	12,584
Government guaranteed loans	3	143	3	143
Indirect auto, auto and consumer loans	162	1,712	155	1,895
		$45,647		$39,776

(b)
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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million. During the second quarter of 2008, the USDA paid the Company the principal and accrued interest and allowed the Company to apply other proceeds previously received to capitalized liquidation costs and protective advances. The non-guaranteed principal and interest ($2.0 million at March 31, 2009 and December 31, 2008) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $116,000 and $112,000 at March 31, 2009 and December 31, 2008, respectively, are included as “other assets” in the financial statements.

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

Net activity relating to nonaccrual loans during the first quarter of 2009 is as follows:

Nonaccrual Loan Activity (Other Than Indirect Auto and Consumer) (Dollars in thousands)

Nonaccrual loans at December 31, 2008	$37,881
Net principal paid down on nonaccrual loans	(512)
Charge-offs	(1,391)
Loans foreclosed	(928)
Loans placed on nonaccrual	8,885
Nonaccrual loans at March 31, 2009	$43,935

Net activity relating to other real estate owned loans during the first quarter of 2009 is as follows:

OREO Activity (Dollars in thousands)

OREO as of December 31, 2008	$4,323
Real estate acquired	928
Write-down of value	(111)
Property sold	(108)
OREO as of March 31, 2009	$$5,032

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $25.5 million and $23.8 million at March 31, 2009 and December 31, 2008, respectively.  Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans.  The result is that commercial real estate loans and commercial loans are classified into the following risk categories: Pass, Special Mention, Substandard or Loss.  The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or worse. Otherwise, we allocate an allowance for each risk category.  The allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, individual, residential mortgage, commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans are as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Loans with no allocated allowance for loan losses	$27,289	$8,344
Loans with allocated allowance for loan losses	60,783	53,765
Total	$88,072	$62,109

Amount of the allowance for loan losses allocated	$7,947	$6,116

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

Based on an analysis performed by management at March 31, 2009, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon our recent historical loss experience, the level of non-performing and delinquent loans, information known today and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Capital and Liquidity

Capital

The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes.  As of March 31, 2009, the ratio of Total Capital to Risk Weighted Assets was 10.4% and the leverage ratio was 6.9%. The decrease from the 12.6% and 8.9% reported as of December 31, 2008 is related to the increase in risk weighted assets and total average assets due to the growth of our assets and current year net loss.

On December 5, 2008, under the U.S. Department of Treasury’s (the “Treasury”) Capital Purchase Program (the “CPP”) established under the Troubled Asset Relief Program (the “TARP”) that was created as part of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company issued to Treasury 37,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $0.10 par value, having a liquidation amount of $1,000 per share, and a ten-year warrant to purchase 1,084,589 shares of common stock at an exercise price of $5.12 per share, for aggregate proceeds of $37.0 million. Approximately $32.9 million was allocated to the initial carrying value of the preferred stock and $4.1 million to the warrant based on their relative estimated fair values on the issue date. The difference between the initial carrying value of the preferred stock and the $37.0 million full redemption value will be accreted over five years and reported as preferred stock discount accretion. During the first quarter of 2009, $245,000 of accretion and $463,000 of dividend was recorded. The total capital raised through this issue qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.

Cumulative preferred stock dividends are payable quarterly at a 5% annual rate on the per share liquidation amount for the first five years and 9% thereafter. Under the original terms of the CPP, the Company may not redeem the preferred stock for three years unless it finances the redemption with the net cash proceeds from sales of common or preferred stock that qualify as Tier 1 regulatory capital (qualified equity offering), and only once such proceeds total at least $9.2 million. All redemptions, whether before or after the first three years, would be at the liquidation amount per share plus accrued and unpaid dividends and are subject to prior regulatory approval.

The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all accrued cumulative preferred dividends that are due. For three years from the issue date, the Company also may not increase its common stock dividend rate above a quarterly rate of $.06 per share or repurchase its common shares without Treasury’s consent, unless Treasury has transferred all the preferred shares to third parties or the preferred stock has been redeemed.

Treasury may only transfer or exercise an aggregate of one-half of the original number of shares underlying the warrant before December 31, 2009. If, before that date, the Company receives aggregate gross cash proceeds of not less than $37.0 million from a qualified equity offering, then the remaining number of shares issuable to Treasury upon exercise of the warrant will be reduced by one-half of the original number of shares under warrant. Both the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment in accordance with customary anti-dilution provisions and upon certain issuances of the Company’s common stock or stock rights at less than 90% of market value

To be eligible for the CPP, the Company has also agreed to comply with certain executive compensation and corporate governance requirements of the EESA, including a limit on the tax deductibility of executive compensation above $500,000. The specific rules covering these requirements are being developed by Treasury and other government agencies. Additionally, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, the Company may be subject to any such retroactive terms and conditions. The Company cannot predict whether, or in what form, additional terms or conditions may be imposed

The American Recovery and Reinvestment Act (the “ARRA”) became law on February 17, 2009. Among its many provisions, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, that are in addition to those previously announced by the Treasury. These limits are effective until the institution has repaid the Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

While the Company believes that its and the Banks’ capital resources are adequate at this time, the Company and the Banks may reduce their assets or change the mix of their assets to strengthen their regulatory capital ratios. In addition, due to the contracting economic conditions, the higher level of nonperforming assets, general regulatory initiatives to increase capital levels and the potential for further operating losses, the Company is evaluating its capital position and opportunities to increase its capital. This may result in the issuance of additional shares of common stock or securities convertible into common stock.

Liquidity

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity.  The Banks have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Banks is based on a percentage of the Banks’ total assets as reported in their most recent quarterly financial information submitted to the Federal Home Loan Bank and subject to the pledging of sufficient collateral.  At March 31, 2009, there were $132.9 million in advances outstanding in addition to $25.3 million in letters of credit including $25.0 million used in lieu of pledging securities to the State of Florida to collateralize governmental deposits.  As of March 31, 2009, collateral availability under our agreements with the Federal Home Loan Bank provides for total borrowings of up to approximately $231.8 million of which $73.6 million is available.

The Banks have unsecured overnight federal funds purchased accommodations up to a maximum of $28.0 million from their correspondent banks. We continue to monitor our liquidity position as part of our asset-liability management. We believe that we have adequate funding sources through brokered deposits, unused borrowing capacity from the FHLB, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

During the second, third, and fourth quarters of 2008 and the first quarter of 2009, the Company’s Board of Directors declared a 1% (one percent) stock dividend to holders of record as of July 7, 2008, September 30, 2008, December 31, 2008 and March 31, 2009 respectively. The stock dividends were distributed on July 17, 2008, October 10, 2008, January 10, 2009 and April 10, 2009. The decision to replace our quarterly cash dividend with a stock dividend was made after consideration of the current and projected economic and operating environment, to conserve cash and capital resources at the holding company to support the potential capital needs of the Banks and our desire to maintain the well capitalized position of the Company, TIB Bank and The Bank of Venice. Both banks and the holding company currently exceed all regulatory requirements to meet the definition of well-capitalized. We understand that cash dividends are an important component of investment return to our shareholders, but believe this is a prudent measure to help sustain our strong capital position and improve future shareholder value. The Board of Directors will continue to evaluate the amount of our quarterly dividend and our dividend policy in light of current and expected trends in our financial performance and financial condition.

As of March 31, 2009, our holding company had cash of approximately $5.1 million. This cash is available for providing capital support to the subsidiary banks, the payment of interest on our trust preferred debt securities, dividends on the Series A Preferred Stock and for other general corporate purposes. During the first quarter of 2009, the holding company invested $17.0 million of capital in TIB Bank.

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

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$364,372	$71,829	$76,325	$582,111	$123,954	$1,218,591
Investment securities-taxable	26,530	13,560	18,076	64,344	266,395	388,905
Investment securities-tax exempt	-	-	-	3,646	4,306	7,952
Marketable equity securities	19	-	-	-	-	19
Money Market Mutual Funds	70,101	-	-	-	-	70,101
FHLB stock	12,022	-	-	-	-	12,022
Federal funds sold and securities purchased under agreements to resell	17,653	-	-	-	-	17,653
Interest-bearing deposits in other banks	16,028	-	-	-	-	16,028
Total interest-earning assets	506,725	85,389	94,401	650,101	394,655	1,731,271

Interest-bearing liabilities:
NOW accounts	174,524	-	-	-	-	174,524
Money market	204,974	-	-	-	-	204,974
Savings deposits	114,806	-	-	-	-	114,806
Time deposits	198,786	166,075	256,577	137,623	-	759,061
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	101,376	2,900	10,000	118,750	-	233,026
Total interest-bearing liabilities	819,466	168,975	266,577	256,373	8,000	1,519,391

Interest sensitivity gap	$(312,741)	$(83,586)	$(172,176)	$393,728	$386,655	$211,880

Cumulative interest sensitivity gap	$(312,741)	$(396,327)	$(568,503)	$(174,775)	$211,880	$211,880

Cumulative sensitivity ratio	(18.1%)	(22.9%)	(32.8%)	(10.1%)	12.2%	12.2%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above.  Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  Due to the rapidly declining interest rate environment and highly competitive deposit pricing recently  we have not been able to reduce the cost of our deposits as quickly and to the same extent as the decline in our earning asset yield. Approximately 13% of our deposit funding is comprised of non-interest-bearing liabilities and total interest-earning assets are substantially greater than the total interest-bearing liabilities. Therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  Increases in the level of non-performing assets would have a negative impact on our net interest margin. We expect short-term interest rates will remain low for an extended period of time and our interest margin will continue to be under pressure.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2009, total unfunded loan commitments were approximately $84.9 million.

Standby letters of credit are conditional commitments issued by the Banks to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Banks generally hold collateral and/or obtain personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At March 31, 2009, commitments under standby letters of credit aggregated approximately $3.0 million.

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

The interest rate risk as of March 31, 2009 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Banks use standardized assumptions run against Bank data by an outsourced provider of Asset Liability modeling.  The model derives expected interest income and interest expense resulting from an immediate +/- 2% parallel shift in the yield curve. The +/- steepening/twist of the yield curve is “ramped” over a twelve month period.  The standard parallel yield curve shift is used to estimate risk related to the level of interest rates, while the non-parallel yield curve twist is used to estimate risk related to the level of interest rates and changes in the slope of the yield curve.

Yield curve twists change both the level and slope of the yield curve and are more realistic than parallel yield curve shifts and are more useful for planning purposes.  As an example, a 50 basis point yield twist increase would result in short term rates remaining flat and long term rates increasing approximately 50 basis points over a 12 month period.  Given the current interest rate environment, a 50 basis point yield curve twist increase is considered reasonable.

The analysis indicates a 200 basis point parallel interest rate increase would result in a decrease in net interest income of approximately $1,630,000 or
 -3% over a twelve month period.  While a 200 basis point parallel interest rate decrease would result in an increase in net interest income of approximately $2,705,000 or 5% over a twelve month period.  Additionally, a 50 basis point yield curve twist increase would result in an increase in net interest income of approximately $569,000 or 1% over a twelve month period.

The projected impact on our net interest income of a 200 basis point parallel increase and decrease, respectively, of the yield curve and a 50 basis point yield curve twist increase of long-term rates are summarized below.

March 31, 2009
	Parallel Shift	Twist
Twelve Month Period	-2% +2%	+0.5%

Percentage change in net interest income	+5% -3%	+1%

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the three month period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1a. Risk Factors

There has not been any material change in the risk factor disclosure from that contained in the Company's 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

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

TIB FINANCIAL CORP.
Date: May 11, 2009	/s/ Thomas J. Longe
Thomas J. Longe Chairman and Chief Executive Officer

Date: May 11, 2009	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President, Chief Financial Officer and Treasurer