Form 10-Q
period 2009-06-30
TIB FINANCIAL CORP.
filed 2009-08-10
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2009

OR

⁪TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		14,747,870
Class		Outstanding as of July 31, 2009

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended June 30, 2009

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$82,178	$69,607
Federal funds sold and securities purchased under agreements to resell	14,684	4,127
Cash and cash equivalents	96,862	73,734

Investment securities available for sale	358,452	225,770

Loans, net of deferred loan costs and fees	1,239,711	1,224,975
Less: Allowance for loan losses	25,446	23,783
Loans, net	1,214,265	1,201,192

Premises and equipment, net	40,999	38,326
Goodwill	6,361	5,160
Intangible assets, net	7,445	3,010
Accrued interest receivable and other assets	72,697	62,922
Total Assets	$1,797,081	$1,610,114

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$182,236	$128,384
Interest-bearing	1,212,582	1,007,284
Total deposits	1,394,818	1,135,668

Federal Home Loan Bank (FHLB) advances	125,000	202,900
Short-term borrowings	84,114	71,423
Long-term borrowings	63,000	63,000
Accrued interest payable and other liabilities	18,181	16,009
Total liabilities	1,685,113	1,489,000

Shareholders’ equity
Preferred stock – $.10 par value: 5,000,000 shares authorized, 37,000 shares issued and outstanding, liquidation preference of $37,000	33,354	32,920
Common stock - $.10 par value: 40,000,000 shares authorized, 14,820,597 shares issued, 14,747,870 shares outstanding	1,482	1,482
Additional paid in capital	74,323	73,163
Retained earnings	4,259	14,737
Accumulated other comprehensive loss	(881)	(619)
Treasury stock, at cost, 72,727 shares	(569)	(569)
Total shareholders’ equity	111,968	121,114

Total Liabilities and Shareholders’ Equity	$1,797,081	$1,610,114

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$17,352	$19,278	$35,191	$39,428
Investment securities:
Taxable	3,410	1,928	6,314	3,706
Tax-exempt	74	101	149	213
Interest-bearing deposits in other banks	20	33	40	44
Federal Home Loan Bank stock	0	125	(19)	252
Federal funds sold and securities purchased under agreements to resell	2	312	5	1,056
Total interest and dividend income	20,858	21,777	41,680	44,699

Interest expense
Deposits	7,151	7,882	15,050	17,008
Federal Home Loan Bank advances	1,279	1,315	2,685	2,798
Short-term borrowings	26	352	50	904
Long-term borrowings	708	819	1,444	1,724
Total interest expense	9,164	10,368	19,229	22,434

Net interest income	11,694	11,409	22,451	22,265

Provision for loan losses	5,763	5,716	11,072	8,370
Net interest income after provision for loan losses	5,931	5,693	11,379	13,895

Non-interest income
Service charges on deposit accounts	1,202	719	2,168	1,441
Investment securities gains (losses), net	95	(1,912)	691	(1,002)
Fees on mortgage loans originated and sold	318	213	433	445
Investment advisory and trust fees	228	136	421	261
Other income	489	475	998	947
Total non-interest income	2,332	(369)	4,711	2,092

Non-interest expense
Salaries and employee benefits	7,068	6,358	14,448	12,411
Net occupancy and equipment expense	2,438	2,186	4,590	4,200
Other expense	6,652	3,320	10,487	8,279
Total non-interest expense	16,158	11,864	29,525	24,890

Loss before income taxes	(7,895)	(6,540)	(13,435)	(8,903)

Income tax benefit	(3,008)	(2,506)	(5,090)	(3,424)

Net Loss	$(4,887)	$(4,034)	$(8,345)	$(5,479)
Income earned by preferred shareholders	650	-	1,358	-
Net loss allocated to common shareholders	$(5,537)	$(4,034)	$(9,703)	$(5,479)

Basic and diluted loss per common share	$(0.38)	$(0.28)	$(0.66)	$(0.39)

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2009	37,000	$33,166	14,747,870	$1,482	$73,783	$10,204	$(214)	$(569)	$117,852
Comprehensive loss:
Net loss						(4,887)			(4,887)
Other comprehensive loss, net of tax
Net market valuation adjustment on securities available for sale							(608)
Less: reclassification adjustment for gains, net of tax of $36							(59)
Other comprehensive loss, net of tax benefit of $403:									(667)
Comprehensive loss									(5,554)
Preferred stock discount accretion		188				(188)			-
Stock-based compensation and related tax effect					133				133
Common stock dividend declared					407	(407)			-
Cash dividends declared, preferred stock						(463)			(463)
Balance, June 30, 2009	37,000	$33,354	14,747,870	$1,482	$74,323	$4,259	$(881)	$(569)	$111,968

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2008	-	$-	14,716,250	$1,479	$66,154	$36,690	$(311)	$(569)	$103,443
Comprehensive loss:
Net loss						(4,034)			(4,034)
Other comprehensive loss, net of tax
Net market valuation adjustment on securities available for sale							(1,595)
Add: reclassification adjustment for losses, net of tax of $719							1,193
Other comprehensive loss, net of tax benefit of $248:									(402)
Comprehensive loss									(4,436)
Restricted stock grants, net of 1,133 cancellations			27,242	3	(3)				-
Private placement of common shares					(11)				(11)
Stock-based compensation and related tax effect					153				153
Common stock dividend declared					834	(834)			-
Balance, June 30, 2008	-	$-	14,743,492	$1,482	$67,127	$31,822	$(713)	$(569)	$99,149

(Continued)

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2009	37,000	$32,920	14,747,870	$1,482	$73,163	$14,737	$(619)	$(569)	$121,114
Comprehensive loss:
Net loss						(8,345)			(8,345)
Other comprehensive loss, net of tax
Net market valuation adjustment on securities available for sale							169
Less: reclassification adjustment for gains, net of tax of $260							(431)
Other comprehensive loss, net of tax benefit of $158:									(262)
Comprehensive loss									(8,607)
Issuance costs associated with preferred stock issued					(48)				(48)
Preferred stock discount accretion		434				(434)			-
Stock-based compensation and related tax effect					332				332
Common stock dividends declared					876	(876)			-
Cash dividends declared, preferred stock						(823)			(823)
Balance, June 30, 2009	37,000	$33,354	14,747,870	$1,482	$74,323	$4,259	$(881)	$(569)	$111,968

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2008	-	$-	13,434,240	$1,351	$56,067	$39,151	$240	$(569)	$96,240
Cumulative-effect adjustment for split-dollar life insurance postretirement benefit						(141)			(141)
Comprehensive loss:
Net loss						(5,479)			(5,479)
Other comprehensive loss, net of tax
Net market valuation adjustment on securities available for sale							(1,578)
Add: reclassification adjustment for losses, net of tax of $377							625
Other comprehensive loss, net of tax benefit of $597:									(953)
Comprehensive loss									(6,432)
Restricted stock grants, net of 1,461 cancellations			32,486	3	(3)				-
Private placement of common shares			1,261,212	126	9,810				9,936
Exercise of stock options			15,554	2	96				98
Stock-based compensation and related tax effect					323				323
Common stock dividends declared					834	(834)			-
Cash dividends declared, $.0595 per share						(875)			(875)
Balance, June 30, 2008	-	$-	14,743,492	$1,482	$67,127	$31,822	$(713)	$(569)	$99,149

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,345)	$(5,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,216	1,982
Provision for loan losses	11,072	8,370
Deferred income tax benefit	(6,461)	(2,870)
Investment securities net realized gains	(1,454)	(910)
Net amortization of investment premium/discount	847	(36)
Write-down of investment securities	763	1,912
Stock-based compensation	370	345
Loss on sales of OREO	178	-
Other	260	(147)
Mortgage loans originated for sale	(23,297)	(26,267)
Proceeds from sales of mortgage loans	21,706	29,850
Fees on mortgage loans sold	(395)	(441)
Change in accrued interest receivable and other assets	1,452	(3,025)
Change in accrued interest payable and other liabilities	1,772	3,216
Net cash provided by operating activities	684	6,500

Cash flows from investing activities:
Purchases of investment securities available for sale	(497,814)	(70,451)
Sales of investment securities available for sale	290,916	25,016
Repayments of principal and maturities of investment securities available for sale	105,489	25,405
Acquisition of Naples Capital Advisors business	-	(1,365)
Net cash received in assumption of operations - Riverside Bank of the Gulf Coast	271,398	-
Net (purchase) sale of FHLB stock	1,277	(1,269)
Loans originated or acquired, net of principal repayments	(22,490)	(75,935)
Purchases of premises and equipment	(1,252)	(661)
Proceeds from sale of OREO	2,038	-
Proceeds from disposal of premises, equipment and intangible assets	18	14
Net cash provided by (used in) investing activities	149,580	(99,246)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	85,803	21,583
Net increase (decrease) in time deposits	(52,486)	17,373
Net change in Brokered time deposits	(93,399)	49,276
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	11,755	2,454
Increase in long term FHLB advances	-	57,900
Repayment of long term FHLB advances	(7,900)	(75,000)
Net change in short term FHLB advances	(70,000)	45,000
Proceeds from exercise of stock options	-	98
Income tax effect related to stock-based compensation	(38)	(22)
Proceeds from private stock offering	-	9,936
Net issuance costs of preferred stock and common warrants	(48)	-
Cash dividends paid to common shareholders	-	(1,674)
Cash dividends paid to preferred shareholders	(823)	-
Net cash provided by (used in) financing activities	(127,136)	126,924

Net increase in cash and cash equivalents	23,128	34,178
Cash and cash equivalents at beginning of period	73,734	71,059
Cash and cash equivalents at end of period	$96,862	$105,237

Supplemental disclosures of cash paid:
Interest	$18,857	$22,176
Income taxes	-	125
Supplemental information:
Fair value of noncash assets acquired	$49,193	$-
Fair value of liabilities assumed	320,594	-
Transfer of loans to OREO	8,780	-
Transfer of OREO to Premises and Equipment	2,942	-
See accompanying notes to consolidated financial statements

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Note 1 – Basis of Presentation & Accounting Policies

TIB Financial Corp. is a bank holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiaries, TIB Bank, The Bank of Venice, and Naples Capital Advisors, Inc. Together with its subsidiaries, TIB Financial Corp. (collectively the “Company”) has a total of twenty-eight full service banking offices in Monroe, Miami-Dade, Collier, Lee, and Sarasota counties, Florida. On February 13, 2009, TIB Bank acquired the deposits (excluding brokered deposits), branch office operations and certain assets from the FDIC as receiver of the former Riverside Bank of the Gulf Coast (“Riverside”). Accordingly, subsequent to the acquisition, the operations of TIB Bank include the results of the operations of Riverside.

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

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank, The Bank of Venice, and Naples Capital Advisors, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Management has evaluated subsequent events for reporting and disclosure in these financial statements through August 7, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain amounts previously reported have been reclassified to conform to the current period presentation. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of five one percent stock dividends distributed July 17, 2008, October 10, 2008, January 10, 2009, April 10, 2009 and July 10, 2009 to shareholders of record on July 7, 2008, September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.

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

The allowance consists of specific and general components.  The specific component relates to loans that are impaired and are individually classified as special mention, substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  Individual commercial, commercial real estate and residential loans exceeding certain size thresholds established by management are individually evaluated for impairment.  If a loan is considered to be impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Generally, large groups of smaller balance homogeneous loans, such as consumer, indirect, and residential real estate loans (other than those evaluated individually), are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds fair value, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of these or other securities may result in additional impairment charges which may be material to the financial condition and results of operations of the Company.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AAA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated “AA” or “A”. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the impairment recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the impairment is required to be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

Goodwill

The Company has approximately $6,361 of goodwill arising primarily from the 2007 acquisition of The Bank of Venice and, to a lesser extent, the acquisitions of Riverside and Naples Capital Advisors. Goodwill is subject to an assessment for impairment annually or more frequently if indicators of impairment are present during an interim reporting period. The Company performed its annual review of goodwill for potential impairment as of December 31, 2008 and an interim assessment as of June 30, 2009.  Based on these reviews, it was determined that no impairment existed as of June 30, 2009 or December 31, 2008.

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

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the Company’s earnings history and projected future taxable income, management has determined that no valuation allowance was required at June 30, 2009 or December 31, 2008. Management regularly analyzes the need for valuation allowances against deferred tax assets. If our future operating results vary significantly from our currently projected future taxable income, future analyses may result in the need for or subsequent increases in such valuation allowances which may be material to the financial condition and results of operations of the Company.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which revises Statement 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity. FAS 141(R) was applied in accounting for the Riverside acquisition and will impact future acquisitions.

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

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends existing guidance for determining whether impairment is other-than-temporary (“OTTI”) for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of the FSP on April 1, 2009 did not have a material impact on the results of operations or financial position of the Company. During the three months ended June 30, 2009, the Company recognized $740 of OTTI charges in income. Had the standard not been issued, there would not have been a material difference in the amount of OTTI that would have been recognized.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is required to be applied prospectively.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position of the Company.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 8.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled “Other Than Temporary Impairment of Certain Investments Debt and Equity Securities.” On April 9, 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” To provide guidance for assessing whether an impairment of a debt security is other than temporary. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 is effective for the Company beginning April 1, 2009. The adoption of this SAB on April 1, 2009 did not have a material impact on the results of operations or financial position of the Company.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The impact of adoption did not have a material impact on the results of operations or financial position of the Company.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to the results of operations or financial position of the Company.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” This statement establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently evaluating this standard but does not expect the impact of adoption to be material to the results of operations or financial position of the Company.

Note 2 – Investment Securities

The amortized cost, estimated fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income of investment securities available for sale at June 30, 2009 and December 31, 2008 are presented below:

	June 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$61,016	$96	$79	$61,033
States and political subdivisions—tax exempt	7,753	168	1	7,920
States and political subdivisions—taxable	2,360	-	91	2,269
Marketable equity securities	12	7	-	19
Mortgage-backed securities - residential	275,266	3,418	474	278,210
Money market mutual funds	5,582	-	-	5,582
Corporate bonds	2,874	-	1,559	1,315
Collateralized debt obligations	5,000	-	2,896	2,104
	$359,863	$3,689	$5,100	$358,452

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$50,892	$776	$-	$51,668
States and political subdivisions—tax exempt	7,751	59	21	7,789
States and political subdivisions—taxable	2,407	-	70	2,337
Marketable equity securities	12	-	-	12
Mortgage-backed securities - residential	157,066	1,332	421	157,977
Corporate bonds	2,870	-	1,158	1,712
Collateralized debt obligations	5,763	-	1,488	4,275
	$226,761	$2,167	$3,158	$225,770

Proceeds from sales and calls of securities available for sale were $130.2 million and $357.8 million for the three and six months ended June 30, 2009, respectively. Gross gains of approximately $624 and $836 and gross losses of approximately $6 and $0 were realized on these sales during the three and six months ended June 30, 2009, respectively.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

The estimated fair value of investment securities available for sale at June 30, 2009 and December 31, 2008, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2009
	Fair Value	Amortized Cost
Due in one year or less	$5,729	$5,727
Due after one year through five years	64,786	64,655
Due after five years through ten years	4,066	4,014
Due after ten years	5,643	10,189
Marketable equity securities	18	12
Mortgage-backed securities - residential	278,210	275,266
	$358,452	359,863

Securities with unrealized losses not recognized in income are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$6,931	$79	$-	$-	$6,931	$79
States and political subdivisions—tax exempt	-	-	274	1	274	1
States and political subdivisions—taxable	2,224	91	-	-	2,224	91
Mortgage-backed securities - residential	41,109	223	13,645	251	54,754	474
Corporate bonds	-	-	1,315	1,559	1,315	1,559
Collateralized debt obligation	-	-	2,104	2,896	2,104	2,896
Total temporarily impaired	$50,264	$393	$17,338	$4,707	$67,602	$5,100

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
States and political subdivisions—tax exempt	2,413	20	274	1	2,687	21
States and political subdivisions-taxable	2,247	70	-	-	2,247	70
Mortgage-backed securities - residential	14,045	83	17,015	338	31,060	421
Corporate bonds	-	-	1,712	1,158	1,712	1,158
Collateralized debt obligations	-	-	3,512	1,488	3,512	1,488
Total temporarily impaired	$18,705	$173	$22,513	$2,985	$41,218	$3,158

Other-Than-Temporary-Impairment

The Company views the unrealized losses in the above table to be temporary in nature for the following reasons.  First, the declines in fair values are mostly due to an increase in spreads due to risk and volatility in financial markets.  Excluding the corporate bonds and collateralized debt obligations, these securities are primarily AAA rated securities and have experienced no significant deterioration in value due to credit quality concerns   and the magnitude of the unrealized losses of approximately 3% or less of the amortized cost of those securities with losses is consistent with normal fluctuations of value due to the volatility of market interest rates.  We own a corporate bond of a large financial institution and a collateralized debt obligation secured by debt obligations of banks and insurance companies which are each currently rated “B”, whose fair values have declined more than 10% below their original cost.  We believe these declines in fair value relate to a significant widening of interest rate spreads associated with these  securities. While these securities have experienced deterioration in credit quality, we have evaluated these securities and have determined that these securities have not experienced a credit loss. As we have the intent and ability to hold these securities until their fair market value recovers, they are not other than temporarily impaired as of June 30, 2009.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

As of June 30, 2009, the Company owned three collateralized debt obligation investment securities (backed primarily by corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities) with an aggregate original cost of $9,996.  In determining the estimated fair value of these securities, management utilizes a discounted cash flow modeling valuation approach which is discussed in greater detail in Note 8 - Fair Value. These securities are floating rate securities which were rated "A" or better by an independent and nationally recognized rating agency at the time of purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade, increased defaults by the underlying issuers and the significant decline in estimated fair value, management concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value. This resulted in the recognition of other than temporary impairment loss of $3,885 in 2007.  During 2008, management concluded that the further declines in values were other than temporary under generally accepted accounting principles due to increased defaults by the underlying issuers. Accordingly, the Company wrote-down these investment securities by an additional $5,348 to their estimated fair value of $763 as of December 31, 2008 due to further defaults by the underlying issuers.  In 2009, the Company wrote-down these investment securities by $763 to a remaining balance of zero due to further defaults by the underlying issuers.

Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of these or other securities may result in additional impairment charges which may be material to the financial condition and results of operations of the Company.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated “AA” or “A”. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the impairment recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the impairment is required to be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the Company’s security portfolio consisted of 93 securities positions, 13 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s collateralized debt obligation, corporate bonds and mortgage-backed and other securities, as discussed below:

Mortgage-backed securities

At June 30, 2009, the Company owned residential mortgage backed securities guaranteed by U.S. Government agencies and corporations. The fair values of certain of these securities have declined since we acquired them due to wider spreads required by the market.

Corporate bonds

At June 30, 2009, the Company owned corporate bonds issued by one of the largest banking and financial institutions in the United States. The bond has been downgraded to “B” due to increased credit concerns. The institution has received significant capital investment from the United States Treasury under the Capital Purchase Program/TARP and its financial performance is beginning to improve. As the Company does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at June 30, 2009.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Collateralized debt obligation

The Company owns a collateralized debt security collateralized by trust preferred securities issued primarily by banks and several insurance companies. Our analysis of this investment falls within the scope of EITF 99-20. This security was rated high quality “AA” at the time of purchase, but at June 30, 2009 nationally recognized rating agencies rated this security as “B.” The Company compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in cash flows during the quarter. The Company utilizes a discounted cash flow valuation model which considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults by issuers of the underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We treat all interest payment deferrals as defaults even though they may not actually result in defaults. Upon completion of analysis, our model indicated that the security was not other-than-temporarily impaired as of June 30, 2009 because a credit loss had not been incurred. Additionally, we use the model to evaluate alternative scenarios with higher than expected default assumptions to evaluate the sensitivity of our default assumptions and the level of additional defaults required before a credit loss would be incurred.  This security remained classified as available for sale at June 30, 2009, and accounted for the $2,896 of unrealized loss in the collateralized debt obligation category at June 30, 2009.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended June 30, 2009:

Three Months Ended June 30, 2009
Beginning balance, April 1, 2009	$9,256
Additions/Subtractions
Credit losses recognized during the quarter	740
Ending balance, June 30, 2009	$9,996

Note 3 – Loans

Major classifications of loans are as follows:

	June 30, 2009	December 31, 2008
Real estate mortgage loans:
Commercial	$683,763	$658,516
Residential	222,260	205,062
Farmland	13,497	13,441
Construction and vacant land	139,425	147,309
Commercial and agricultural loans	67,214	71,352
Indirect auto loans	63,243	82,028
Home equity loans	38,100	34,062
Other consumer loans	10,854	11,549
Total loans	1,238,356	1,223,319

Net deferred loan costs	1,355	1,656
Loans, net of deferred loan costs	$1,239,711	$1,224,975

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008 follows:

	Six Months Ended June 30,
	2009	2008
Balance, January 1	$23,783	$14,973
Provision for loan losses charged to expense	11,072	8,370
Loans charged off	(9,533)	(6,751)
Recoveries of loans previously charged off	124	35
Balance, June 30	$25,446	$16,627

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Nonaccrual loans were as follows:

	As of June 30, 2009		As of March 31, 2009		As of December 31, 2008
Loan Type	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	24	$5,138	15	$3,815	18	$4,014
Commercial 1-4 family investment	9	8,705	10	7,892	9	7,943
Commercial and agricultural	6	596	8	659	2	64
Commercial real estate	21	11,322	20	13,719	18	13,133
Land development	11	34,583	6	17,707	4	12,584
Government guaranteed loans	3	145	3	143	3	143
Indirect auto, auto and consumer loans	121	1,320	162	1,712	155	1,895
		$61,809		$45,647		$39,776

Impaired loans were as follows:

	June 30, 2009	March 31, 2009	December 31, 2008
Loans with no allocated allowance for loan losses	$37,112	$27,289	$8,344
Loans with allocated allowance for loan losses	66,493	60,783	53,765
Total	$103,605	$88,072	$62,109

Amount of the allowance for loan losses allocated	$8,484	$7,947	$6,116

Note 5 – Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic	14,669,107	14,631,184	14,661,879	14,157,535
Dilutive effect of options outstanding	-	-	-	-
Dilutive effect of unvested restricted stock awards	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Diluted	14,669,107	14,631,184	14,661,879	14,157,535

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Anti-dilutive stock options	675,155	619,152	684,044	579,771
Anti-dilutive unvested restricted stock awards	76,066	84,584	85,893	80,263
Anti-dilutive warrants	2,356,647	1,261,212	2,356,647	796,920

Note 6 – Capital Adequacy

The Company (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements result in certain discretionary actions by regulators that could have an effect on the Company’s operations. The regulations require the Company and the Banks to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect. On April 27, 2009, The Bank of Venice entered into a Memorandum of Understanding with Bank regulatory agencies which provides for the attainment of these higher ratios by September 30, 2009.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios. These minimum ratios along with the actual ratios for the Company and the Banks at June 30, 2009 and December 31, 2008, are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2009 Actual	December 31, 2008 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥ 4.0%	6.4%	8.9%
TIB Bank	≥ 5.0%	≥ 4.0%	6.5%	7.3%
The Bank of Venice	≥ 5.0%	≥ 4.0%	6.5%	8.1%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	8.9%	11.3%
TIB Bank	≥ 6.0%	≥ 4.0%	8.8%	9.3%
The Bank of Venice	≥ 6.0%	≥ 4.0%	10.5%	11.2%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	10.1%	12.6%
TIB Bank	≥ 10.0%	≥ 8.0%	10.0%	10.5%
The Bank of Venice	≥ 10.0%	≥ 8.0%	11.7%	12.4%

Note 7 – Acquisition

On February 13, 2009, the Company purchased the deposits of Riverside Bank of the Gulf Coast (“Riverside”), a failed bank based in Cape Coral, Florida, from the Federal Deposit Insurance Corporation for a deposit premium of $4,126, representing 1.3% of deposits.  Under the acquisition method of accounting, the acquired assets and assumed liabilities of Riverside were recorded at their respective estimated fair values and are included in the accompanying balance sheet as of June 30, 2009. Acquisition accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities.  At the time of the acquisition, the Company had an option for 30 days to purchase loans.  In the second quarter, the Company purchased an additional $9,733 of loans from the FDIC.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition:

Cash and cash equivalents	$271,398
Securities available for sale	31,850
Loans	10,737
Intangible assets	5,087
Goodwill	1,201
Other	321
Total assets acquired	$320,594

Deposits (including deposit premium on certificates of deposit)	319,232
Other liabilities	1,362
Total liabilities assumed	$320,594

Riverside operated from nine branch banking offices of which eight were owned and one was leased. Subsequent to the acquisition, the Company had an option to assume the lease for the leased office and to purchase the eight owned offices for fair value which was determined by appraisal. Currently, the Company has elected to assume the lease and purchase six offices. Of the two offices the Company did not acquire, one was closed and the other is expected to be moved to a nearby location.  As a result of this acquisition, the Company has expanded its customer base and market presence in Southwest Florida.

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

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

The fair values of securities available for sale are determined by 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs), 2) matrix pricing, which is a mathematical technique widely used in the financial markets to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs) and 3) for collateralized debt obligations, custom discounted cash flow modeling (Level 3 inputs).

Valuation of collateralized debt securities

As of June 30, 2009, the Company owned three collateralized debt obligations where the underlying collateral is comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. The company also owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and varying assumptions of estimated future defaults of issuers. The valuation approach for the collateralized debt obligations did not change during 2009.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$61,033	$-	$61,033	$-
States and political subdivisions—tax exempt	7,920	-	7,920	-
States and political subdivisions—taxable	2,269	-	2,269	-
Marketable equity securities	19	-	19	-
Mortgage-backed securities - residential	278,210	-	278,210	-
Money Market Mutual Funds	5,582	5,582	-	-
Corporate bonds	1,315	-	1,315	-
Collateralized debt obligations	2,104	-	-	$2,104
Available for sale securities	$358,452	$5,582	$350,766	$2,104

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

	Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$51,668	$-	$51,668	$-
States and political subdivisions—tax exempt	7,789	-	7,789	-
States and political subdivisions—taxable	2,337	-	2,337	-
Marketable equity securities	12	-	12	-
Mortgage-backed securities - residential	157,977	-	157,977	-
Corporate bonds	1,712	-	1,712	-
Collateralized debt obligations	4,275	-	-	4,275
Available for sale securities	$225,770	$-	$221,495	$4,275

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended June 30, 2009 and 2008 and still held at June 30, 2009 and 2008, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
	2009	2008
Beginning balance, April 1,	$3,958	$5,657
Included in earnings – other than temporary impairment	(740)	(956)
Included in other comprehensive income	(1,114)	454
Transfer in to Level 3	-	4,718
Ending balance June 30,	$2,104	$9,873

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 and 2008 and still held at June 30, 2009 and 2008, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
	2009	2008
Beginning balance, January 1,	$4,275	$6,111
Included in earnings – other than temporary impairment	(763)	(956)
Included in other comprehensive income	(1,408)	-
Transfer in to Level 3	-	4,718
Ending balance June 30,	$2,104	$9,873

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$61,033	$-	$61,033	$-
States and political subdivisions—tax exempt	7,920	-	7,920	-
States and political subdivisions—taxable	2,269	-	2,269	-
Marketable equity securities	19	-	19	-
Mortgage-backed securities - residential	278,210	-	278,210	-
Money Market Mutual Funds	5,582	5,582	-	-
Corporate bonds	1,315	-	1,315	-
Collateralized debt obligations	2,104	-	-	$2,104
Available for sale securities	$358,452	$5,582	$350,766	$2,104

	Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$51,668	$-	$51,668	$-
States and political subdivisions—tax exempt	7,789	-	7,789	-
States and political subdivisions—taxable	2,337	-	2,337	-
Marketable equity securities	12	-	12	-
Mortgage-backed securities - residential	157,977	-	157,977	-
Corporate bonds	1,712	-	1,712	-
Collateralized debt obligations	4,275	-	-	4,275
Available for sale securities	$225,770	$-	$221,495	$4,275

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $66,493, with a valuation allowance of $8,484 as of June 30, 2009. As a result, $3,907 and $6,000 of the allowance for loan losses was specifically allocated to these loans during the quarter and six months ended June 30, 2009, respectively. The amounts of the specific allocations for impairment are considered in the overall determination of the reserve and provision for loan losses. As of December 31, 2008, impaired loans had a carrying amount of $53,765, with a valuation allowance of $6,116. Other real estate owned which is measured at the lesser of fair value less costs to sell or our recorded investment in the foreclosed loan had a carrying amount of $8,258, less a valuation allowance of $1,115 as of June 30, 2009. As a result of sales of foreclosed properties, receipt of updated appraisals, reduced listing prices or entering into contracts to sell these properties, write downs of fair value of $871 and $983 were recognized in our statements of operations during the three and six months ended June 30, 2009, respectively. Other repossessed assets are primarily comprised of repossessed automobiles and are measured at fair value as of the date of repossession. As a result of the disposition of repossessed vehicles, gains of $36 and $105 were recognized in our statements of operations during the three and six months ended June 30, 2009, respectively.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2009 are as follows:

	June 30, 2009
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$96,862	$96,862
Investment securities available for sale	358,452	358,452
Loans, net	1,214,265	1,088,245
Federal Home Loan Bank and Independent Bankers’ Bank stock	10,735	NM
Accrued interest receivable	6,668	6,668

Financial liabilities:
Non-contractual deposits	708,224	708,224
Contractual deposits	686,594	693,157
Federal Home Loan Bank Advances	125,000	132,527
Short-term borrowings	84,114	84,108
Long-term repurchase agreements	30,000	30,887
Subordinated debentures	33,000	14,138
Accrued interest payable	8,383	8,383

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits or deposits that reprice frequently and fully.  The methods for determining the fair values for securities and impaired loans were described previously.  For loans, fixed rate deposits and for deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates. For loans, these market rates reflect significantly wider current credit spreads applied to the estimated life.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off balance sheet items is not considered material.

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2009, and statements of operations for the three months and six months ended June 30, 2009.  Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2009. TIB Financial’s results of operations during 2009 include the operations of TIB Bank, The Bank of Venice and Naples Capital Advisors as well as the operations of nine former branches of Riverside Bank of the Gulf Coast (“Riverside”) subsequent to their assumption on February 13, 2009.

Quarterly Summary

For the second quarter of 2009, the Company reported a net loss before dividends on preferred stock of $4.9 million compared to a net loss of $4.0 million for the second quarter of 2008. The net loss allocated to common shareholders was $5.5 million, or $0.38 per share, for the second quarter of 2009, compared to a net loss of $4.0 million, or $0.28 per share, for the comparable 2008 quarter.

The higher net loss for the second quarter of 2009 compared to net loss during the second quarter of 2008 was due to higher non-interest expenses and partially offset by higher non-interest income.

In response to the increase in non-performing loans, further contraction of economic activity in local markets and increased net charge-offs, the second quarter results include a provision for loan losses of $5.8 million. The provision reflects net charge-offs of $5.8 million as the reserve for loan losses remained relatively unchanged at $25.4 million and amounted to 2.05% of loans at June 30, 2009.

Total nonaccrual loans increased by $16.2 million during the quarter to $61.8 million. Of the loans placed on nonaccrual during the quarter, $12 million related to two land development loans which we currently have reviewed and determined that no specific reserves are necessary at this time.  A third relationship, a $4.8 million land development loan, was placed on nonaccrual and required the allocation of a $491,000 specific reserve.

TIB Financial reported total assets of $1.80 billion as of June 30, 2009, representing 12% asset growth from December 31, 2008. Total loans increased 1% to $1.24 billion from $1.22 billion at December 31, 2008 as growth in our commercial loan and residential loan portfolios offset an $18.8 million, or 23%, decline in indirect auto loans. Total deposits of $1.39 billion as of June 30, 2009 increased $259.2 million, or 23%, from December 31, 2008 due to the assumption of approximately $317 million of deposits and the operations of nine branches of the former Riverside from the FDIC.

We continue to execute our strategic plan and are reinvesting the proceeds provided from the assumption of the deposits of the former Riverside Bank of the Gulf Coast into quality loans generated through our relationship based approach. Operationally, we successfully completed the related information systems conversion at the end of June and are now able to manage our new customer relationships with an integrated and consistent approach.

As we aggressively address the challenges presented by the current economic and operating environment we continue to focus on new business initiatives, improvement of operating performance and resolution of non-performing assets. Significant developments are outlined below.

•
The net interest margin increased 13 basis points to 2.78% during the quarter in comparison to 2.65% in the first quarter. The increase is due primarily to the investment strategy related to the acquired Riverside deposits and the continued reduction of the interest cost of our deposits and other funding.  The net interest margin continues to be adversely impacted by the level of non-accrual loans and nonperforming assets, which reduced the margin by approximately 18 basis points.  We continue to maintain a higher level of money market and other short-term investments in light of the continuing economic stress and elevated volatility of financial markets, which also reduced the margin.

•	We continue to focus on relationship based lending and generated approximately $29 million of commercial loans and originated $42 million of residential mortgages.
•
Under challenging and volatile financial market conditions, Naples Capital Advisors and TIB Bank’s trust department continued to establish new investment management and trust relationships increasing the market value of assets under management to $120 million as of quarter end while TIB private bankers generated net growth of deposits during the quarter of $8 million resulting in total deposits of $56 million.

•
With respect to the Riverside transaction, during the second quarter, we closed one small branch office, continued to reduce the operation expenses of the acquired offices and have retained approximately 92% of the core deposits assumed while maintaining the attractive mix and reducing the interest cost of the deposit base.  The planned relocation of one office and the completion of the conversion of the information systems is expected to result in additional cost savings beginning in the third quarter.

•
Our indirect auto loan portfolio declined $8.6 million during the quarter to $63.2 million, or 5% of total loans. Non-performing loans in this business segment decreased to $1.3 million in comparison to $1.7 million at March 31, 2009 and charge-offs during the quarter declined to $1.8 million compared to $2.2 million in the first quarter. Additionally, total delinquency of indirect auto loans declined to 6% at quarter end down from 7% from the first quarter and 9% at December 31, 2008.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Three Months Ended June 30, 2009 and 2008:

Results of Operations

For the second quarter of 2009, our operations resulted in a net loss before dividends on preferred stock of $4.9 million compared to a net loss of $4.0 million in the previous year’s quarter.  Loss allocated to common shareholders was $0.38 per share for the 2009 quarter as compared a net loss of $0.28 per share for the comparable 2008 quarter.

Annualized loss on average assets allocated to common shareholders for the second quarter of 2009 was 1.23% compared to a loss on average assets of 1.07% for the second quarter of 2008.  Loss on average shareholders’ equity was 16.72% for the second quarter of 2009 compared to a loss of 15.77% for the same quarter of 2008.

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

Net interest income was approximately $11.7 million for the three months ended June 30, 2009, an increase from the $11.4 million reported for the same period last year due to the significant increase in interest earning assets and interest bearing liabilities as a result of the assumption of the Riverside deposits and investment of the proceeds and the growth of the Company. The 47 basis point decrease in the net interest margin from 3.25% to 2.78% substantially offset the effect of the growth of the balance sheet.

The net interest margin continues to be adversely impacted by the level of nonaccrual loans and non-performing assets which reduced the margin by 18 basis points during the second quarter of 2009. The utilization of the proceeds from the Riverside transaction to reduce borrowings and brokered time deposits and purchase investment securities further reduced the net interest rate spread because a greater portion of the Company’s assets were comprised of lower yielding investment securities and short-term money market investments.  We continue to maintain a higher level of money market and other short-term investments in light of the continuing economic stress and elevated volatility of financial markets, which has also reduced the margin.

The $919,000 decrease in interest and dividend income for the second quarter of 2009 compared to the second quarter of 2008 was mainly attributable to decreased average rates on loan balances and investment securities due primarily to the 400 basis point decrease in the prime rate and significant declines in other market rates combined with a higher level of non-performing loans.  Partially offsetting this decline were decreases in the interest cost of transaction accounts, time deposits and borrowings due to commensurate decreases in interest rates.  Increases in balances and changes in product mix, favoring higher yielding products, led to an increase in interest expense on savings deposits.

Interest rates during the second quarter of 2009 were significantly lower than the prior year period due to the highly stimulative monetary policies undertaken by the Federal Reserve beginning in the third quarter of 2007. As a result of the actions taken by the Federal Reserve, the prime rate declined from 5.25% in the second quarter of 2008 to 3.25% by the fourth quarter of 2008 and has remained at that level in 2009.

Due to the rapid and significant decline in the prime rate and the overall interest rate environment, the yield on our loans declined 98 basis points. The yield of our interest earning assets declined 123 basis points in the second quarter of 2009 compared to the second quarter of 2008 due to the reduction in the yield on our loans and the significant increase in lower yielding investment securities and short-term money market investments.

The lower interest rate environment also resulted in a significant decline in the interest cost of interest bearing liabilities.  The average interest cost of interest bearing deposits declined 100 basis points and the overall cost of interest bearing liabilities declined by 93 basis points compared to the second quarter of 2008.  Due to the rapidly declining interest rate environment, highly competitive deposit pricing on a local and national basis and the longer term structure of liabilities and their repricing sensitivity, we were not able to reduce the cost of our deposits and borrowings as quickly and to the same extent as the decline in our earning asset yield.

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

Provision for Loan Losses

The provision for loan losses increased to $5.8 million in the second quarter of 2009 compared to $5.7 million in the comparable prior year period. The higher provision for loan losses in 2009 reflects the continued financial challenges of our consumer and commercial customers. While we continue to observe an increase in the number of residential real estate unit sales as compared to the prior year period and even the prior quarter, the impact of foreclosures and distressed sales is evident in the reduced value of real estate. Additionally, we experienced higher levels of non-performing loans and delinquencies and higher levels of net charge-offs. Net charge-offs were $5.8 million, or 1.89% of average loans on an annualized basis, during the three months ended June 30, 2009, compared to $4.9 million, or 1.70% of average loans on an annualized basis, for the same period in 2008. The charge-offs resulting from the indirect loan portfolio were $1.8 million and $4.0 million in the second quarter of 2009 and 2008, respectively.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Our provision for loan losses in future periods will be influenced by the loss potential of impaired loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

The indirect loan portfolio experienced sharp increases, beyond our historical experience, in delinquencies beginning in the second half of 2007. This increase in delinquency reflects, in part, the significant increase in unemployment in the Fort Myers, Lee County area where our indirect auto loans are concentrated. In response, our collection and liquidation operations accelerated dramatically, resulting in substantially all of our vehicles being disposed through wholesale rather than retail channels. Contemporaneously, the market for used vehicles became increasingly saturated and a surge in fuel prices reduced demand for used vehicles, and especially for the less fuel efficient vehicles like light trucks and sport utility vehicles. These factors combined to lower our realization upon disposition on a per vehicle basis and increase the volume and severity of the losses incurred. While fuel prices have moderated, the high level of unemployment continues to adversely impact the delinquency and loan losses in this loan portfolio segment.

Indirect Loan Portfolio Statistics
	As of or For the Quarter Ended
(Dollars in thousands)	Jun 2009	Mar 2009	Dec 2008	Sept 2008	June 2008
30-89 days delinquent	$2,820	$3,245	$5,542	$3,782	$2,193
Non accrual	$1,275	$1,677	$1,878	$1,317	$1,220
Total delinquencies	6.47%	6.85%	9.05%	5.56%	3.44%
Net charge offs for the quarter	$1,842	$2,213	$2,300	$2,707	$3,951
Net (gain)/loss on disposition of vehicles	$(37)	$(79)	$40	$149	$(55)
Number of vehicles sold during the quarter	233	267	638	314	271
External collection costs recognized during the quarter	$118	$104	$464	$331	$306

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

  Non-interest Income

           Excluding net gains/ (losses) on investment securities, non-interest income was $2.2 million in the second quarter of 2009 compared to $1.5 million in the second quarter of 2008. The increase is due primarily to higher deposit service charges, fees from the origination and sale of residential mortgages in the secondary market and investment advisory fees. The former Riverside operations contributed $553,000 of service charge and other income during the period.

The following table represents the principal components of non-interest income for the second quarter of 2009 and 2008:

(Dollars in thousands)	2009	2008
Service charges on deposit accounts	$1,202	$719
Investment securities gains, net	95	(1,912)
Fees on mortgage loans sold	318	213
Investment advisory fees	228	136
Debit card income	213	196
Earnings on bank owned life insurance policies	130	123
Other	146	156
Total non-interest income	$2,332	$(369)

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Non-interest Expense

Non-interest expense for the second quarter of 2009 was $16.2 million.  This represented a 36.1% increase over the prior year period which totaled $11.9 million.   The second quarter non-interest expense includes approximately $2.3 million attributable to the former Riverside operations.

Salaries and employee benefits increased $710,000 in the second quarter of 2009 relative to the second quarter of 2008 and includes $631,000 in the second quarter of 2009 reflecting the hiring of new employees in connection with the Riverside transaction. The balance of the increase reflects cost of living adjustments and merit increases for our employees.

For the second quarter of 2009, there was a $253,000 increase in occupancy expense as compared to the second quarter of 2008.  Excluding the $483,000 of occupancy costs related to the operations of the former Riverside branch network and facilities, the Company would have had a $230,000 decrease in occupancy costs for the quarter.  This decrease is a result of our continued focus on consolidating facilities and containing operating costs.

Other expenses increased $3.3 million in the second quarter of 2009 relative to the second quarter of 2008. Legal and other professional expenses increased to $860,000 due principally to approximately $200,000 of expenses incurred in the integration of the Riverside information systems and higher legal fees incurred in managing and resolving non-performing loans and assets. The second quarter of 2009 includes $887,500 in total other expenses attributable to the former Riverside operations.  FDIC insurance assessments increased by $1.5 million relative to the second quarter of 2008 due primarily to a special assessment of approximately $800,000, higher deposits and a higher deposit insurance premium rate.  The special assessment was charged to all FDIC insured institutions during the quarter based on assets. OREO write downs and expenses of $1.1 million during the second quarter of 2009 relate primarily to $632,000 of losses recognized on the sales of six properties. Additionally, market value adjustments of $239,000 were recognized on six other properties due to the decline in real estate values reflected in updated appraisals. Other OREO expenses include ownership costs such as real estate taxes, insurance and other costs to own and maintain the properties.

The following table represents the principal components of non-interest expense for the second quarter of 2009 and 2008:

		2009		2008
(Dollars in thousands)	Total	Riverside Operations	Excluding Riverside
Salary and employee benefits	$7,068	$631	$6,437	$6,358
Net occupancy expense	2,438	483	1,955	2,186
Legal, and other professional	860	258	602	431
Computer services	663	125	538	572
Collection costs	118	-	118	306
Postage, courier and armored car	280	69	211	222
Marketing and community relations	241	14	227	238
Operating supplies	194	69	125	145
Directors’ fees	221	-	221	210
Travel expenses	93	3	90	105
FDIC and state assessments	1,751	354	1,397	286
Amortization of intangibles	419	284	135	137
Net gains on disposition of repossessed assets	(36)	-	(36)	(50)
OREO write downs and expenses	1,086	-	1,086	71
Other operating expense	762	46	716	647
Total non-interest expense	$16,158	$2,336	$13,822	$11,864

Six Months Ended June 30, 2009 and 2008:

Results of Operations

For the first six months of 2009, our operations resulted in a net loss before dividends on preferred stock of $8.3 million compared to a net loss of $5.5 million in the first half of the previous year.  Loss allocated to common shareholders was $0.66 per share for the first six months of 2009 as compared to a net loss of $0.39 per share for the comparable 2008 period.

Annualized loss on average assets allocated to common shareholders for the first six months of 2009 was 0.94% compared to a loss on average assets of 0.73% for the first six months of 2008.  Loss on average shareholders’ equity was 13.83% for the first six months of 2009 compared to a loss of 10.88% for the same period of 2008.

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

Net interest income was approximately $22.5 million for the six months ended June 30, 2009, an increase from the $22.3 million reported for the same period last year due to the significant increase in interest earning assets and interest bearing liabilities as a result of the assumption of the Riverside deposits and investment of the proceeds and the growth of the Company. The 48 basis point decrease in the net interest margin from 3.19 to 2.71% substantially offset the effect of the growth of the balance sheet.

The net interest margin continues to be adversely impacted by the level of nonaccrual loans and non-performing assets which reduced the margin by 16 basis points during the six months ended June 30, 2009. The utilization of the proceeds from the Riverside transaction to reduce borrowings and brokered time deposits and purchase investment securities further reduced the net interest rate spread because a greater portion of the Company’s assets were comprised of lower yielding investment securities and short-term money market investments. We continue to maintain a higher level of money market and other short-term investments in light of the continuing economic stress and elevated volatility of financial markets, which has also reduced the margin.

The $3.0 million decrease in interest and dividend income for the first half of 2009 compared to the first half of 2008 was mainly attributable to decreased average rates on loan balances and investment securities due primarily to the 400 basis point decrease in the prime rate and the significant decline in other interest rates combined with a higher level of non-performing loans.  Partially offsetting this decline were decreases in the interest cost of transaction accounts, time deposits and borrowings due to decreases in deposit interest rates.  Increases in balances and changes in product mix, favoring higher yielding products, led to an increase in interest expense on savings deposits.

Interest rates during the six months of 2009 were significantly lower than the prior year period due to the highly stimulative monetary policies undertaken by the Federal Reserve beginning in the third quarter of 2007. As a result of the actions taken by the Federal Reserve, the prime rate declined from 7.25% in the first quarter of 2008 to 3.25% by the fourth quarter of 2008 and has remained at that level in 2009.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Due to the rapid and significant decline in the prime rate and the overall interest rate environment, the yield on our loans declined 110 basis points. The yield of our interest earning assets declined 136 basis points in the first half of 2009 compared to the first half of 2008 due to the reduction in the yield on our loans and the significant increase in lower yielding investment securities and short-term money market investments.

The lower interest rate environment also resulted in a significant decline in the interest cost of interest bearing liabilities.  The average interest cost of interest bearing deposits declined 107 basis points and the overall cost of interest bearing liabilities also declined by 107 basis points compared to the first half of 2008.  Due to the rapidly declining interest rate environment, highly competitive deposit pricing on a local and national basis and the longer term structure of liabilities and their repricing sensitivity, we were not able to reduce the cost of our deposits and borrowings as quickly and to the same extent as the decline in our earning asset yield.

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

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the six months ended June 30, 2009 and June 30, 2008.

	2009			2008
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,227,339	$35,196	5.78%	$1,152,901	$39,429	6.88%
Investment securities (2)	335,415	6,409	3.85%	167,020	4,013	4.83%
Money Market Mutual Funds	60,569	130	0.43%	-	-	-
Interest-bearing deposits in other banks	35,519	40	0.23%	3,149	44	2.81%
Federal Home Loan Bank stock	11,389	(19)	-0.34%	8,615	252	5.88%
Federal funds sold and securities sold under agreements to resell	4,985	5	0.20%	76,931	1,056	2.76%
Total interest-earning assets	1,675,216	41,761	5.03%	1,408,616	44,794	6.39%

Non-interest-earning assets:
Cash and due from banks	33,049			19,623
Premises and equipment, net	38,210			37,941
Allowance for loan losses	(23,908)			(15,177)
Other assets	73,056			53,134
Total non-interest-earning assets	120,407			95,521
Total assets	$1,795,623			$1,504,137

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$179,061	$642	0.72%	$186,601	$1,889	2.04%
Money market	184,316	1,499	1.64%	174,912	2,375	2.73%
Savings deposits	106,930	959	1.81%	50,930	312	1.23%
Time deposits	728,735	11,950	3.31%	538,023	12,432	4.65%
Total interest-bearing deposits	1,199,042	15,050	2.53%	950,466	17,008	3.60%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	224,045	2,735	2.46%	213,984	3,702	3.48%
Long-term borrowings	63,000	1,444	4.62%	63,000	1,724	5.50%
Total interest-bearing liabilities	1,486,087	19,229	2.61%	1,227,450	22,434	3.68%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	169,824			155,978
Other liabilities	18,026			19,480
Shareholders’ equity	121,686			101,229
Total non-interest-bearing liabilities and shareholders’ equity	309,536			276,687
Total liabilities and shareholders’ equity	$1,795,623			$1,504,137

Interest rate spread (tax equivalent basis)			2.42%			2.71%
Net interest income (tax equivalent basis)		$22,532			$22,360
Net interest margin (3) (tax equivalent basis)			2.71%			3.19%

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

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the six months ended June 30, 2009 and June 30, 2008.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2009 Compared to 2008 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$2,428	$(6,661)	$(4,233)
Investment securities (2)	3,357	(961)	2,396
Money Market Mutual Funds	130	-	130
Interest-bearing deposits in other banks	71	(75)	(4)
Federal Home Loan Bank stock	61	(332)	(271)
Federal funds sold and securities purchased under agreements to resell	(528)	(523)	(1,051)
Total interest income	5,519	(8,552)	(3,033)

Interest expense
NOW accounts	(73)	(1,174)	(1,247)
Money market	122	(998)	(876)
Savings deposits	455	192	647
Time deposits	3,703	(4,185)	(482)
Short-term borrowings and FHLB advances	167	(1,134)	(967)
Long-term borrowings	-	(280)	(280)
Total interest expense	4,374	(7,579)	(3,205)

Change in net interest income	$1,145	$(973)	$172

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

Provision for Loan Losses

The provision for loan losses increased to $11.1 million in the first six months of 2009 compared to $8.4 million in the comparable prior year period. The higher provision for loan losses in 2009 reflects the continued financial challenges of our consumer and commercial customers. While we continue to see an increase in the number of residential real estate unit sales as compared to the prior year period and even the prior quarter, the impact of foreclosures and distressed sales is evident in the reduced value of real estate. Additionally, we experienced higher levels of non-performing loans and delinquencies and higher levels of net charge-offs. Net charge-offs were $9.4 million, or 1.55% of average loans on an annualized basis, during the six months ended June 30, 2009, compared to $6.7 million, or 1.17% of average loans on an annualized basis, for the same period in 2008. The charge-offs resulting from the indirect loan portfolio were $4.1 million and $5.6 million in the first six months of 2009 and 2008, respectively.

Our provision for loan losses in future periods will be influenced by the loss potential of impaired loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

The indirect loan portfolio experienced sharp increases, beyond our historical experience, in delinquencies beginning in the second half of 2007. This increase in delinquency reflects, in part, the significant increase in unemployment in the Fort Myers, Lee County area where our indirect auto loans are concentrated. In response, our collection and liquidation operations accelerated dramatically, resulting in substantially all of our vehicles being disposed of through wholesale rather than retail channels. Contemporaneously, the market for used vehicles became increasingly saturated and a surge in fuel prices reduced demand for used vehicles, and especially so for the less fuel efficient vehicles like light trucks and sport utility vehicles. These factors combined to lower our realization upon disposition on a per vehicle basis and increase the volume and severity of the losses incurred during 2008 and the first half of 2009.

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

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

  Non-interest Income

           Excluding net gains/ (losses) on investment securities, non-interest income was $4.0 million for the first six months of 2009 compared to $3.1 million in the prior year period of 2008. The increase is due primarily to higher deposit service charges and investment advisory fees. The former Riverside operations contributed $910,000 of service charge and other income during the period.

The following table represents the principal components of non-interest income for the first six months of 2009 and 2008:

(Dollars in thousands)	2009	2008
Service charges on deposit accounts	$2,168	$1,441
Investment securities gains, net	691	(1,002)
Fees on mortgage loans sold	433	445
Investment advisory fees and trust fees	421	261
Debit card income	398	382
Earnings on bank owned life insurance policies	261	248
Other	339	317
Total non-interest income	$4,711	$2,092

Non-interest Expense

Non-interest expense for the first six months of 2009 was $29.5 million.  This represented a 18.6% increase over the prior year period which totaled $24.9 million.   The first six months non-interest expense includes approximately $2.9 million attributable to the former Riverside operations.

Salaries and employee benefits increased $2.0 million in the first six months of 2009 relative to the first six months of 2008.  Salaries and employee benefits of $946,000 in the first six months of 2009 reflect the hiring of new employees in connection with the Riverside transaction.  Unrelated severance costs accounted for approximately $693,000 of the first six months of 2009 increase.  The balance of the increase reflects cost of living adjustments and merit increases for our employees.

For the first six months of 2009, there was a $390,000 increase in occupancy expense as compared to the first six months of 2008.  Excluding the $696,000 of occupancy costs related to the operations of the former Riverside branch network and facilities, the Company would have had a $306,000 decrease in occupancy costs for the first half of 2009.  This decrease is a result of our continued focus on consolidating facilities and containing operating costs.

Other expenses increased $2.2 million in the first six months of 2009 relative to the first six months of 2008.  The first six months of 2008 included $1.2 million in write-downs of repossessed vehicles and related assets attributable to the restructuring of our indirect lending operations.  The first six months of 2009 include $1.6 million in other expenses attributable to the former Riverside operations. The increase in legal and other professional expenses includes approximately $200,000 of expenses incurred in the integration of the Riverside information systems and higher legal fees incurred in managing and resolving nonperforming loans and assets. An increase in the cost of FDIC insurance assessments of $1.7 million relative to the first six months of 2008 due primarily to a special assessment of approximately $800,000, higher deposits and a higher deposit insurance premium rate.  The special assessment was charged to all FDIC insured institutions during the quarter based on assets. Oreo write downs and expenses of $1.4 million during the 2009 period relate primarily to $704,000 of losses recognized on the sales of seven properties. Additionally, market value adjustments of $279,000 were recognized on six other properties due to the decline in real estate values reflected in updated appraisals.

The following table represents the principal components of non-interest expense for the first six months of 2009 and 2008:

		2009		2008
(Dollars in thousands)	Total	Riverside Operations	Excluding Riverside
Salary and employee benefits	$14,448	$946	$13,502	$12,411
Net occupancy expense	4,590	696	3,894	4,200
Legal, and other professional	1,308	264	1,044	985
Computer services	1,288	213	1,075	1,162
Collection costs	222	-	222	546
Postage, courier and armored car	531	103	428	451
Marketing and community relations	519	52	467	600
Operating supplies	336	92	244	283
Directors’ fees	453	-	453	406
Travel expenses	176	5	171	166
FDIC and state assessments	2,322	410	1,912	575
Amortization of intangibles	652	382	270	342
Net (gain) loss on disposition of repossessed assets	(105)	-	(105)	1,170
OREO write downs and expenses	1,406	-	1,406	384
Other operating expense	1,379	76	1,303	1,209
Total non-interest expense	$29,525	$3,239	$26,286	$24,890

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Balance Sheet

Total assets at June 30, 2009 were $1.80 billion, an increase of $187.0 million or 12.0%, from total assets of $1.61 billion at December 31, 2008.  Total loans outstanding increased $14.7 million, or 1.2%, to $1.24 billion during the first six months of 2009 from year end 2008.  Also, in the same period, investment securities increased $132.7 million. The increase in assets and investment securities during the first six months of 2009 was primarily due to the assumption of deposits of Riverside. As a result of the acquisition and the increase in cash and short-term investments, $70.0 million of FHLB borrowings and $93.4 million of brokered time deposits were repaid.

At June 30, 2009 advances from the Federal Home Loan Bank were $125.0 million, a $77.9 million decrease from $202.9 million at December 31, 2008.  Total deposits of $1.39 billion as of June 30, 2009 increased $259.2 million, or 22.8%, from December 31, 2008. This increase is due primarily to the assumption of $317.0 million of deposits from the operations of former Riverside and is net of the $93.4 million reduction of brokered time deposits. Deposits from Riverside were $276.4 million at June 30, 2009 and represent core deposit retention of 92%.

Shareholders’ equity totaled $112.0 million at June 30, 2009, decreasing $9.1 million from December 31, 2008. Book value per common share decreased to $5.33 at June 30, 2009 from $5.98 at December 31, 2008.  The Company declared a 1% stock dividend in the second, third, and fourth quarters of 2008 and a quarterly cash dividend of $0.0595 per share in the first quarter of 2008.  The Company also declared a 1% stock dividend in the first and second quarters of 2009.

Investment Securities

During the first six months of 2009 and 2008, we realized net gains of $1.5 million and $910,000 relating to sales of approximately $290.9 million (including the liquidation of funds temporarily invested in money market mutual funds) and $25.0 million of available for sale securities, respectively. The investment of the cash received pursuant to the assumption of Riverside’s deposits, resulted in a $132.7 million increase in investment securities to $358.5 million as of June 30, 2009. The new securities are primarily intermediate-term investments intended to maintain available liquidity to redeploy as loans to local consumers and businesses. Additionally, during the period of time between the February 13, 2009 date of the Riverside transaction and when a portion of the proceeds from the transaction were utilized to reduce wholesale funding in March and April, 2009, a significant portion of these securities were lower yielding money market and cash equivalent securities.

As previously described in the Annual Report on Form 10-K for 2008, as of June 30, 2009, the Company owns four collateralized debt obligation investment securities (three backed primarily by corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities and the fourth backed by trust preferred securities of banks and insurance companies) with an aggregate original cost of $15.0 million.  In determining the estimated fair value of these securities, management utilizes a discounted cash flow modeling valuation approach which is discussed in greater detail in Note 8 - Fair Value. These securities are floating rate securities which were rated "A" or better by an independent and nationally recognized rating agency at the time of purchase. At various dates during 2007, 2008 and 2009, due to ratings downgrades, changes in estimates of future cash flows and the amounts of impairment, management concluded that the losses of value for the homebuilder, REIT, real estate company and commercial mortgage backed securities collateralized debt obligations aggregating $10.0 million were other than temporary under generally accepted accounting principles. Accordingly, the Company wrote these investment securities down at various dates to their estimated fair value. During the first half of 2009 and 2008, the Company recognized approximately $763,000 and $1.9 million of such write-downs, respectively. Through the end of the second quarter of 2009 the write-down of these three securities to $0 resulted in the recognition of cumulative other than temporary impairment losses of $10.0 million. During 2009, the estimated fair value of the security backed by trust preferred securities of banks and insurance companies declined further due to the occurrence of additional defaults by certain underlying issuers and changes in the estimated timing of the future cash flow and discount rate assumptions used to estimate the value of these securities. As of June 30, 2009, management concluded that the further declines in value do not meet the definition of other than temporary under generally accepted accounting principles because no credit loss has been incurred.

As these securities are not readily marketable and there have been no observable transactions involving substantially similar securities, estimates of future cash flows, levels and timing of future default and assumptions of applicable discount rates are highly subjective and have a material impact on the estimated fair value of these securities. The estimated fair value may fluctuate significantly from period to period based upon actual occurrence of future events of default, recovery, and changes in expectations of assumed future levels of default and discount rates applied.

We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds fair value, the duration of that impairment, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of these or other securities may result in the determination that the impairment is other than temporary and additional impairment charges which may be material to the financial condition and results of operations of the Company. For additional detail regarding our impairment assessment process, see Note 2 of the Unaudited Notes to Consolidated financial statements above.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Loan Portfolio Composition

Two of the most significant components of our loan portfolio are classified in the notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$128,335	19%	$108,165	16%
Office Buildings	106,462	16%	105,159	16%
Hotels/Motels	98,905	14%	90,091	14%
1-4 Family and Multi Family	76,557	11%	88,512	14%
Guesthouses	84,597	12%	84,993	13%
Retail Buildings	79,039	12%	71,184	11%
Restaurants	49,438	7%	47,680	7%
Marinas/Docks	19,980	3%	20,130	3%
Warehouse and Industrial	26,911	4%	29,031	4%
Other	13,539	2%	13,571	2%
Total	$683,763	100%	$658,516	100%

	June 30, 2009		December 31, 2008
	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition
Construction:
Residential – owner occupied	$9,844	7%	$11,866	8%
Residential – commercial developer	22,983	16%	21,052	14%
Commercial structure	11,935	9%	18,629	13%
	44,762	32%	51,547	35%
Land:
Raw land	25,847	18%	25,890	18%
Residential lots	13,999	10%	13,041	9%
Land development	19,150	14%	19,975	13%
Commercial lots	35,667	26%	36,856	25%
Total land	94,663	68%	95,762	65%

Total	$139,425	100%	$147,309	100%

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Non-performing Assets

Non-performing assets include non-accrual loans and investment securities, repossessed personal property, and other real estate.  Loans and investments in debt securities are placed on non-accrual status when management has concerns relating to the ability to collect the principal and interest and generally when loans are 90 days past due.  A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.

 Non-performing assets are as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Total non-accrual loans (a)	$61,809	$39,776
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	61,809	39,776

Non-accrual investment securities	2,104	763
Repossessed personal property (primarily indirect auto loans)	431	601
Other real estate owned	7,142	4,323
Other assets (b)	2,083	2,076
Total non-performing assets	$73,569	$47,539

Allowance for loan losses	$25,446	$23,783

Non-performing assets as a percent of total assets	4.09%	2.95%
Non-performing loans as a percent of total loans	4.99%	3.25%
Allowance for loan losses as a percent of non-performing loans	41.17%	59.79%
Annualized net charge-offs for the quarter as a percent of average loans	1.89%	3.02%

(a)	Non-accrual loans as of June 30, 2009 and December 31, 2008 and are as follows:

(Dollars in thousands)	June 30, 2009		December 31, 2008
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential	24	$5,138	18	$4,014
Commercial 1-4 family investment	9	8,705	9	7,943
Commercial and agricultural	6	596	2	64
Commercial real estate	25	11,322	18	13,133
Land development	11	34,583	4	12,584
Government guaranteed loans	3	145	3	143
Indirect auto and consumer loans	121	1,320	155	1,895
		$61,809		$39,776

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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million. During the second quarter of 2008, the USDA paid the Company the principal and accrued interest and allowed the Company to apply other proceeds previously received to capitalized liquidation costs and protective advances. The non-guaranteed principal and interest ($2.0 million at June 30, 2009 and December 31, 2008) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $119,000 and $112,000 at June 30, 2009 and December 31, 2008, respectively, are included as “other assets” in the financial statements.

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

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Net activity relating to nonaccrual loans during the second quarter of 2009 is as follows:

Nonaccrual Loan Activity (Other Than Indirect Auto and Consumer) (Dollars in thousands)

Nonaccrual loans at March 31, 2009	$43,935
Returned to accrual	(218)
Net principal paid down on nonaccrual loans	(490)
Charge-offs	(3,964)
Loans foreclosed	(7,852)
Loans placed on nonaccrual	29,078
Nonaccrual loans at June 30, 2009	$60,489

Of the loans placed on nonaccrual during the quarter, $12.0 million related to two land development loans which we currently have reviewed and have determined that no specific reserves are necessary at this time. One of these loans, representing $2.0 million, was paid in full in July. The other, representing $10.0 million, was deemed to be collateral dependent but did not require a reserve allocation because the most recent appraisal, which was less than a year old, indicated that the fair value of the related collateral was significantly in excess of the loan amount. A third relationship, a $4.8 million land development loan, was placed on nonaccrual and required an allocation of a $491,000 specific reserve. The impairment analysis performed on this loan also indicated that it was collateral dependent and required a specific reserve, which was based upon the fair value of the collateral determined by a recent appraisal. Various smaller commercial, commercial real estate and residential loans comprised the remainder of the loans placed on nonaccrual.

Net activity relating to other real estate owned loans during the second quarter of 2009 is as follows:

OREO Activity (Dollars in thousands)

OREO as of March 31, 2009	$5,032
Real estate acquired	7,852
Write-down of value	(871)
Transfer to facilities used in operation	(2,941)
Property sold	(1,930)
OREO as of June 30, 2009	$7,142

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $25.4 million and $23.8 million at June 30, 2009 and December 31, 2008, respectively.  Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans.  The result is that commercial real estate loans and commercial loans are classified into the following risk categories: Pass, Special Mention, Substandard or Loss.  The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or worse. Otherwise, we allocate an allowance for each risk category.  The general allocations are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

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

(Dollars in thousands)	June 30, 2009	December 31, 2008
Loans with no allocated allowance for loan losses	$37,112	$8,344
Loans with allocated allowance for loan losses	66,493	53,765
Total	$103,605	$62,109

Amount of the allowance for loan losses allocated	$8,484	$6,116

Indirect auto loans and consumer loans generally are not analyzed individually and or separately identified for impairment disclosures.  These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors mentioned above.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Based on an analysis performed by management at June 30, 2009, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon our recent historical loss experience, the level of non-performing and delinquent loans, information known today and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

       As previously discussed in Note 6 to the consolidated financial statements, TIB Bank and The Bank of Venice each have entered into a Memorandum of Understanding with bank regulatory agencies. In addition to increasing capital ratios, the Banks have agreed to improve their asset quality by reducing the balance of assets classified substandard and doubtful in the report from the most recent regulatory examination through collection, disposition, charge-off or improvement in the credit quality of the loans. Further, the Banks have agreed to make every effort to reduce their risks in their concentration in commercial real estate consistent with the Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices.

Goodwill

Goodwill is not amortized. Instead, goodwill is required to be tested at least annually for impairment; more frequently if indicators of impairment are present at an interim period.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The fair value of goodwill can be measured only as a residual and cannot be measured directly. Accounting principles generally accepted in the United States specify a methodology to determine an amount that achieves a reasonable estimate of the value of goodwill for purposes of measuring an impairment loss. That estimate is referred to as the implied fair value of goodwill.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

The implied fair value of goodwill is required to be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, an entity is required to allocate the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.

The Company has approximately $6.4 million of goodwill arising primarily from the 2007 acquisition of The Bank of Venice and, to a lesser extent, the acquisitions of Riverside and Naples Capital Advisors, Inc. The Company performed its annual review of goodwill for potential impairment as of December 31, 2008 and an interim assessment as of June 30, 2009.  These reviews included valuing the reporting unit, which is comprised of the two banks, using a combination of the Company's common stock price at each point in time, deal values of recent comparable transactions and, for the December 31, 2008 assessment, an analysis of the expected present value of future cash flows. As of December 31, 2008, the fair value of the reporting unit exceeded its carrying value; therefore goodwill was not impaired. As of June 30, 2009, the carrying value of the reporting unit exceeded its fair value, requiring the second step of the goodwill impairment test to be performed. The Company utilized external valuation specialists to assist in our goodwill impairment testing by estimating the fair values of certain of our assets and liabilities as of June 30, 2009. Based upon the allocation of these fair values, the second step of the goodwill impairment test indicated that the estimated implied fair value of goodwill exceeded its carrying value. Accordingly, no impairment loss was recognized.

The Company is required to perform the goodwill impairment tests whenever indicators of impairment exist and many of the fair values and estimates utilized in the impairment test are outside of the control of the Company and its management. It is reasonably possible that future impairment tests may require the recognition of impairment losses.

Capital and Liquidity

Capital

The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes.  As of June 30, 2009, the ratio of Total Capital to Risk Weighted Assets was 10.1% and the leverage ratio was 6.4%. The decrease from the 12.6% and 8.9% reported as of December 31, 2008 is related to the increase in risk weighted assets and total average assets due to the growth of our assets and current year net loss.  Additionally, regulatory capital computations differ from the amount of shareholders’ equity reported under accounting principles generally accepted in the United States and include limits on the includible amounts of deferred income taxes. As of June 30, 2009, $13.5 million and $16.1 million of deferred income taxes were excluded from the capital computations for TIB Bank and the Company, respectively. These exclusions reduced the total capital to risk weighted assets ratios by approximately 98 basis points and 112 basis points, respectively.

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect. On April 27, 2009, The Bank of Venice entered into a Memorandum of Understanding with Bank regulatory agencies which provides for the attainment of these higher ratios by September 30, 2009. At June 30, 2009, TIB had a Tier 1 leverage capital ratio of 6.5% and a total risk-based capital ratio of 10% and The Bank of Venice’s ratios were 6.5% and 11.7%, respectively.

On December 5, 2008, under the U.S. Department of Treasury’s (the “Treasury”) Capital Purchase Program (the “CPP”) established under the Troubled Asset Relief Program (the “TARP”) that was created as part of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company issued to Treasury 37,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $0.10 par value, having a liquidation amount of $1,000 per share, and a ten-year warrant to purchase 1,095,435 shares of common stock at an exercise price of $5.07 per share, for aggregate proceeds of $37.0 million. Approximately $32.9 million was allocated to the initial carrying value of the preferred stock and $4.1 million to the warrant based on their relative estimated fair values on the issue date. The difference between the initial carrying value of the preferred stock and the $37.0 million full redemption value will be accreted over five years and reported as preferred stock discount accretion. During the first six months of 2009, $434,000 of accretion and $823,000 of dividend was recorded. The total capital raised through this issue qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.

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

The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all accrued cumulative preferred dividends that are due. For three years from the issue date, the Company also may not increase its common stock dividend rate above a quarterly rate of $.059 per share or repurchase its common shares without Treasury’s consent, unless Treasury has transferred all the preferred shares to third parties or the preferred stock has been redeemed.

The Treasury may only transfer or exercise an aggregate of one-half of the original number of shares underlying the warrant before December 31, 2009. If, before that date, the Company receives aggregate gross cash proceeds of not less than $37.0 million from a qualified equity offering, then the remaining number of shares issuable to Treasury upon exercise of the warrant will be reduced by one-half of the original number of shares under warrant. Both the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment in accordance with customary anti-dilution provisions and upon certain issuances of the Company’s common stock or stock rights at less than 90% of market value

To be eligible for the CPP, the Company also agreed to comply with certain executive compensation and corporate governance requirements of the EESA, including a limit on the tax deductibility of executive compensation above $500,000. The specific rules covering these requirements were recently developed by Treasury and other government agencies. Additionally, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, the Company may be subject to any such retroactive terms and conditions. The Company cannot predict whether, or in what form, additional terms or conditions may be imposed

The American Recovery and Reinvestment Act (the “ARRA”) became law on February 17, 2009. Among its many provisions, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, that are in addition to those previously announced by the Treasury. These limits are effective until the institution has repaid the Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Due to the contracting economic conditions, the higher level of nonperforming assets, general regulatory initiatives to increase capital levels, the potential for further operating losses and the agreement to move in good faith to increase its capital, the Company is evaluating its capital position and opportunities to increase its capital. This may result in the issuance of additional shares of common stock or securities convertible into common stock.

Liquidity

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity.  The Banks have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Banks is based on a percentage of the Banks’ total assets as reported in their most recent quarterly financial information submitted to the Federal Home Loan Bank and subject to the pledging of sufficient collateral.  At June 30, 2009, there were $125.0 million in advances outstanding in addition to $25.3 million in letters of credit including $25.0 million used in lieu of pledging securities to the State of Florida to collateralize governmental deposits.  As of June 30, 2009, collateral availability under our agreements with the Federal Home Loan Bank provides for total borrowings of up to approximately $213.8 million of which $63.5 million is available.

The Banks have unsecured overnight federal funds purchased accommodations up to a maximum of $28.0 million from their correspondent banks. As of June 30, 2009, collateral availability under our agreement with the Federal Reserve Bank of Atlanta (“FRB”) provides for up to approximately $148.5 million of borrowing availability from the FRB discount window. We continue to monitor our liquidity position as part of our asset-liability management. We believe that we have adequate funding sources through brokered deposits, unused borrowing capacity from our correspondent banks, the FHLB and FRB, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

During the second, third, and fourth quarters of 2008 and the first and second quarters of 2009, the Company’s Board of Directors declared a 1% (one percent) stock dividend to holders of record as of July 7, 2008, September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009 respectively. The stock dividends were distributed on July 17, 2008, October 10, 2008, January 10, 2009, April 10, 2009 and July 10, 2009. The decision to replace our quarterly cash dividend with a stock dividend was made after consideration of the current and projected economic and operating environment, to conserve cash and capital resources at the holding company to support the potential capital needs of the Banks and our desire to maintain the well capitalized position of the Company, TIB Bank and The Bank of Venice. Both banks and the Company currently exceed all regulatory requirements to meet the definition of well-capitalized. As previously described, TIB Bank has entered into an informal agreement with Bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect. The Bank of Venice has entered into a similar agreement with Bank regulatory agencies which provides for the attainment of these higher ratios by September 30, 2009. At June 30, 2009, TIB had a Tier 1 leverage capital ratio of 6.5% and a total risk-based capital ratio of 10% and the Bank of Venice’s ratios were 6.5% and 11.7%, respectively.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

We understand that cash dividends are an important component of investment return to our shareholders, but believe this is a prudent measure to help sustain our capital position and improve future shareholder value. The Board of Directors will continue to evaluate the amount of our quarterly dividend and our dividend policy in light of current and expected trends in our financial performance and financial condition.

As of June 30, 2009, our holding company had cash of approximately $650,000. This cash is available for providing capital support to the subsidiary banks, the payment of interest on our trust preferred debt securities, dividends on the Series A Preferred Stock and for other general corporate purposes. During the first six months of 2009, the holding company invested $20.5 million of capital in the Banks. If the Company is unable to raise additional capital, we will be unable to pay and will elect to defer the future interest payments on the trust preferred securities and the cumulative dividends on the Series A Preferred Stock. Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due.

Asset and Liability Management

Closely related to liquidity management is the management of the relative interest rate sensitivity of interest-earning assets and interest-bearing liabilities.  The Company manages its interest rate sensitivity position to manage net interest margins and to minimize risk due to changes in interest rates. We review and evaluate our gap position as presented below as part of our asset and liability management process.

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$375,185	$39,309	$117,185	$550,940	$155,737	$1,238,356
Investment securities-taxable	25,050	23,640	11,145	44,512	240,585	344,932
Investment securities-tax exempt	-	-	-	4,139	3,781	7,920
Marketable equity securities	18	-	-	-	-	18
Money Market Mutual Funds	5,582	-	-	-	-	5,582
FHLB stock	10,447	-	-	-	-	10,447
Federal funds sold and securities purchased under agreements to resell	14,684	-	-	-	-	14,684
Interest-bearing deposits in other banks	59,125	-	-	-	-	59,125
Total interest-earning assets	490,091	62,949	128,330	599,591	400,103	1,681,064

Interest-bearing liabilities:
NOW accounts	180,952	-	-	-	-	180,952
Money market	217,534	-	-	-	-	217,534
Savings deposits	127,502	-	-	-	-	127,502
Time deposits	202,483	191,836	183,451	108,824	-	686,594
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	114,114	-	10,000	115,000	-	239,114
Total interest-bearing liabilities	867,585	191,836	193,451	223,824	8,000	1,484,696

Interest sensitivity gap	$(377,494)	$(128,887)	$(65,121)	$375,767	$392,103	$196,368

Cumulative interest sensitivity gap	$(377,494)	$(506,381)	$(571,502)	$(195,735)	$196,368	$196,368

Cumulative sensitivity ratio	(22.5%)	(30.1%)	(34.0%)	(11.6%)	11.7%	11.7%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above.  Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  Due to the recent rapidly declining interest rate environment and highly competitive deposit pricing, we have not been able to reduce the cost of our deposits as quickly and to the same extent as the decline in our earning asset yield. Approximately 13% of our deposit funding is comprised of non-interest-bearing liabilities and total interest-earning assets are substantially greater than the total interest-bearing liabilities. Therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  Increases in the level of non-performing assets would have a negative impact on our net interest margin. We expect short-term interest rates will remain low for an extended period of time.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At June 30, 2009, total unfunded loan commitments were approximately $87.4 million.

Standby letters of credit are conditional commitments issued by the Banks to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Banks generally hold collateral and/or obtain personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At June 30, 2009, commitments under standby letters of credit aggregated approximately $3.0 million.

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

The interest rate risk as of June 30, 2009 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Banks use standardized assumptions run against Bank data by an outsourced provider of Asset Liability modeling.  The model derives expected interest income and interest expense resulting from an immediate +/- 2% parallel shift in the yield curve. The +/- steepening/twist of the yield curve is “ramped” over a twelve month period.  The standard parallel yield curve shift is used to estimate risk related to the level of interest rates, while the non-parallel yield curve twist is used to estimate risk related to the level of interest rates and changes in the slope of the yield curve.

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

The analysis indicates an immediate 200 basis point parallel interest rate increase would result in a decrease in net interest income of approximately $3,738,000 or -7% over a twelve month period.  While a 200 basis point parallel interest rate decrease would result in an increase in net interest income of approximately $1,126,000 or 2% over a twelve month period.  Additionally, a 50 basis point yield curve twist increase would result in an increase in net interest income of approximately $183,000 or less than 1% over a twelve month period.

The projected impact on our net interest income of a 200 basis point parallel increase and decrease, respectively, of the yield curve and a 50 basis point yield curve twist increase of long-term rates are summarized below.

	June 30, 2009			March 31, 2009
	Parallel Shift		Twist	Parallel Shift		Twist
Twelve Month Period	- 2%	+2%	+0.5%	-2%	+2%	+0.5%

Percentage change in net interest income	+2%	-7%	<+1%	+5%	-3%	+1%

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the six month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1a. Risk Factors

RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this prospectus before deciding whether to invest in shares of our common stock.  Additional risks and uncertainties not presently known to us or that we currently deemed immaterial may also impair our business operations.  If any of the following risks identified actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline and you may lose part or all of your investment.

Risks Related to Our Business

Recent developments in the financial services industry and the U.S. and global capital markets may adversely impact our operations and results.

Developments in the last two years in the capital markets have resulted in uncertainty in the financial markets in general, with the expectation of the general economic downturn continuing in the latter half of 2009 and beyond.  Loan portfolio performance has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of collateral.  The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions.  Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions.  Developments in the financial services industry and the impact of any new legislation in response to those developments could negatively impact us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Deterioration in local economic and housing markets has led to loan losses and reduced earnings and could lead to additional loan losses and reduced earnings.

For the past two years, there has been a dramatic decrease in housing and real estate values in Florida, coupled with a significant increase in the rate of unemployment.  These trends have contributed to an increase in the Banks’ non-performing loans and reduced asset quality.  As of June 30, 2009, the Banks’ non performing loans were approximately $61.8 million, or 4.99% of the loan portfolio.  Nonperforming assets were approximately $73.6 million as of this same date, or 4.09% of total assets.  In addition, we had approximately $23.4 million in accruing loans that were between 30 and 89 days delinquent at June 30, 2009.  If market conditions continue to deteriorate, this may lead to additional valuation adjustments on the Banks’ loan portfolios and real estate owned as the Banks continue to reassess the market value of their loan portfolios, the losses associated with the loans in default and the net realizable value of real estate owned.

With most of our loans concentrated in Southern Florida, the decline in the local economic conditions has adversely affected the values of our real estate collateral and could continue to do so for the foreseeable future. At June 30, 2009, approximately 89% of the Banks’ loans have real estate as a primary or secondary component of collateral. Consequently, a prolonged decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

Our non-performing assets adversely affect our net income in various ways.  Until economic and market conditions improve, we may continue to incur additional losses relating to non-performing loans.  We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then-fair market value of the collateral, which may result in a loss.  These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.

Loan Portfolio includes commercial and real estate loans that have higher risks.

The Banks’ commercial, commercial real estate and construction and vacant land loans at June 30, 2009, were $67.2 million, $683.7 million and $139.4 million, respectively, or 5%, 55% and 11% of total loans.  At June 30, 2008, the commercial, commercial real estate and construction and vacant land loans were $67.2 million, $646.2 million and $156.7 million, respectively, or 6%, 54% and 13% of total loans.  Commercial, commercial real estate and construction and vacant land loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  Any significant failure to pay on time by the Banks’ customers would hurt our earnings.  The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, when underwriting a commercial or industrial loan, the Banks may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws.  If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage.  Many environmental laws can impose liability regardless of whether the Banks knew of, or were responsible for, the contamination.

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”).  The Guidance defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property.  The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations.  This could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs.  Higher allowances for loan losses and capital levels may also be required.  The Guidance is triggered when commercial real estate loan concentrations exceed either:

•	total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

•	total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital.

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation or resale of the related real estate or commercial project.  If the cash flow from the project are reduced, a borrower’s ability to repay the loan may be impaired.  This cash flow shortage may result in the failure to make loan payments.  In such cases, the Banks may be compelled to modify the terms of the loan.  In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.  As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

A portion of our loans are to customers who have been adversely affected by the homebuilding industry.

Customers who are builders and developers face greater difficulty in selling their homes in markets where the decrease in housing and real estate values are more pronounced.  Consequently, the Banks are facing increased delinquencies and non-performing assets as these customers are forced to default on their loans.  The Banks do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs relating to this segment of their loan portfolios may occur.

Our indirect auto lending program has experienced significant charge-offs and losses in this portfolio beginning in 2007 and continuing in 2008 and the first half of 2009.  We may continue to experience significant losses in this portfolio.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers primarily located in Southwest Florida. We began this program in 2002 and as of June 30, 2009, we had approximately $63 million of indirect loans outstanding. These loans are for the purchase of new or late model used cars. We serve customers over a broad range of creditworthiness and the required terms and rates are reflective of those risk profiles. While these loans have higher yields than many of our other loans, they involve significant risks in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, and changes in the local economy and difficulty in monitoring collateral. While indirect automobile loans are collateralized, they are collateralized by depreciating assets and characterized by loan to value ratios that could result in the Bank not recovering the full value of an outstanding loan upon default by the borrower. Due to the economic slowdown in Southwest Florida, we are currently experiencing significantly higher delinquencies, charge-offs and repossessions of vehicles in this portfolio. If the economy continues to contract, we may continue to experience higher levels of delinquencies, repossessions and charge-offs.

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

The Banks are required to maintain elevated capital ratios for the foreseeable future, but that additional capital may not be available when it is needed

TIB Bank and The Bank of Venice are subject to capital-based regulatory requirements which place depository institutions into one of the following five categories based upon their capital levels and other supervisory criteria:  (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized.  See “Supervision and Regulation – Capital Requirements.”  At June 30, 2009, the Banks met the prompt corrective action capital requirements of a “well capitalized” depository institution.  On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect. On April 27, 2009, The Bank of Venice entered into a Memorandum of Understanding with Bank regulatory agencies which provides for the attainment of these higher ratios by September 30, 2009. At June 30, 2009, TIB Bank’s Tier 1 leverage capital ratio and its total risk-based capital ratio were 6.5% and 10.0%, respectively.  The Bank of Venice’s Tier 1 leverage capital ratio and its total risk-based capital ratio were 6.5% and 11.7%, respectively.  The Banks’ ability to meet their capital requirements on a continuing basis in the future will be dependent upon a number of factors, including their ability to raise additional capital, their results of operations, their level of nonperforming assets, their interest rate risk, future economic conditions (including changes in market interest rates), and future changes in regulatory and accounting policies and capital requirements.  A combination of circumstances, such as the Banks’ continued growth and/or a reduction of their capital due to losses from nonperforming assets or otherwise, could cause the Banks to become unable to meet applicable regulatory capital requirements.  In that event, the FDIC could impose restrictions on the Banks’ operations, including limiting their growth.  There can be no assurance that additional capital will not be required in the future to meet requirements and permit the Banks’ continued growth.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

If our banking subsidiaries’ capital ratios fall below the required minimums, we or our banking subsidiaries could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Our business is subject to the success of the local economies where we operate

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. Over the past 30 months, each of these four factors have decreased. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenged, our business may be adversely affected.  Our specific market areas have recently experienced economic contraction, which has affected the ability of our customers to repay their loans to us and generally affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified markets and economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

A lack of liquidity could affect our operations and jeopardize our financial condition.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  .  There are other sources of liquidity available to us or the Banks should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.  Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Our ability to borrow could be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Our business strategy includes continued growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively

We intend to continue pursuing a growth strategy for our business.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development.  Particularly in light of prevailing economic conditions, we cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations.  Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy.  Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our ability to successfully grow will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.

We may face risks with respect future expansion or acquisitions

           In February 2009, TIB Bank assumed $317 million of deposits (excluding broker deposits) of Riverside Bank of the Gulf Coast from the FDIC, and reopened the nine Riverside Bank offices on February 17, 2009 as branches of TIB Bank.  This acquisition could place a strain on our resources, systems, operations and cash flow.  Our ability to manage this acquisition will depend on our ability to monitor operations and control costs, maintain effective quality controls, expand our internal management and technical and accounting systems and otherwise successfully integrate the business into TIB Bank.  If we fail to do so, our business, financial condition and operating results will be negatively impacted.

We may acquire other financial institutions or parts of those institutions in the future and we may engage in additional de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirers of us. Acquisitions and mergers involve a number of risks, including, but not limited to valuation risk, integration risk and management resources

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future mergers or acquisition, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

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

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a less expensive and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, limited to 10 basis points times the institution's assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC's Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG's noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes may cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

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

We compete with these institutions both in attracting deposits and assets under management, and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

Possible use of more costly brokered deposits

We can offer no assurance that the Banks will be able to maintain or increase their market share of deposits in their highly competitive service areas.  If they are unable to do so, they may be forced to accept increased amounts of out-of-market or brokered deposits.  As of June 30, 2009, the Banks had $61.4 million of brokered deposits.  At times, the cost of out-of-market and brokered deposits may exceed the cost of deposits in the local market.  In addition, the cost of out-of-market and brokered deposits can be volatile, and if the Banks are unable to access these markets or if costs related to out-of-market and brokered deposits increases, the Banks’ liquidity and ability to support demand for loans could be adversely affected.

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

We are dependent upon the services of our management team

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives.  We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and sales and marketing personnel.  Competition for such personnel is intense, and we cannot assure you that we will be successful in retaining such personnel.  We also cannot guarantee that members of our executive management team will remain with us.  Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

The TARP Capital Purchase Program and the ARRA impose certain executive compensation and corporate governance requirements that may adversely affect us and our business, including our ability to recruit and retain qualified employees.

The purchase agreement we entered into in connection with our participation in the TARP Capital Purchase Program required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued by us pursuant to the TARP Capital Purchase Program, including any common stock issuable under the Warrant.  These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers.  The standards include:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•	required clawbacks of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibitions on making golden parachute payments to senior executives; and

•	an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.

The ARRA imposed further limitations on compensation while the Treasury holds equity issued by us pursuant to the TARP Capital Purchase Program:

•	a prohibition on making any golden parachute payment to a senior executive officer or any of our next five most highly compensated employees;

•	a prohibition on any compensation plan that would encourage manipulation of our reported earnings to enhance the compensation of any of our employees; and

•
a prohibition on the payment or accrual of any bonus, retention award, or incentive compensation to our five highest paid executives except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.

The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP Capital Purchase Program and ARRA.  The rules apply to us as a recipient of funds under the TARP Capital Purchase Program as of the date of publication in the Federal Register on June 15, 2009, but are subject to comment until August 14, 2009.  The rules clarify prohibitions on bonus payments, provide guidance on the use of restricted stock units, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, and require the adoption and disclosure of a luxury expenditure policy, among other things.  New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and a prohibition on tax gross-up payments.

These provisions and any future rules issued by the Treasury could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions.  If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.

The fair value of our debt securities may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in fair value is determined to be other than temporary, under generally accepted accounting principles we are required to write these securities down to their estimated fair value. As of June 30, 2009, we owned three collateralized debt obligations backed primarily by corporate obligations of homebuilders, REITS, real estate companies and commercial mortgage backed securities with an original principal balance of $10.0 million. During 2007, 2008 and 2009, these securities were determined to be other than temporarily impaired. Since 2007, they have been written down by an aggregate of $10.0 million These securities with an original principal value of $10.0 million are now carried at no value.

The Company owns a collateralized debt security collateralized by trust preferred securities issued primarily by banks and several insurance companies with an original purchase price of $5.0 million. This security was rated high quality “AA” at the time of purchase, but at June 30, 2009, a nationally recognized rating agencies rated this security as “B” and it is currently valued at $2.1 million. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the fair value of this and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other than temporary impairment charge.

We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program.  As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings.  Due to weak financial results, the FHLB has suspended the payment of dividends. The FHLB has also suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares.  The carrying value and fair market value of our FHLB common stock was $10.4 million as of June 30, 2009.  Consequently, there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.

The fair value of the Company and its assets and liabilities fluctuate for many reasons and such fluctuations may result in an impairment charge relating to Goodwill resulting from past acquisitions.

The Company has approximately $6.4 million of goodwill arising primarily from the 2007 acquisition of The Bank of Venice and, to a lesser extent, the acquisitions of Riverside and Naples Capital Advisors, Inc. The Company performed its annual review of goodwill for potential impairment as of December 31, 2008 and an interim assessment as of June 30, 2009.  Based on these reviews, it was determined that no impairment existed as of June 30, 2009 or December 31, 2008. In addition to the required annual assessment, the Company is required to perform goodwill impairment tests periodically when indicators of impairment exist and many of the fair values and estimates utilized in the impairment test are outside of the control of the Company and its management. It is reasonably possible that future impairment tests may require the recognition of impairment losses.

Changes in the Company’s projected taxable income, the incurrence of additional net operating losses and other changes in estimates and assumptions may require valuation allowances to be recognized for  deferred tax assets

As of June 30, 2009 and December 31, 2008, the Company had deferred tax assets of $19.0 million and $12.8 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the Company’s earnings history and projected future taxable income, management has determined that no valuation allowance was required at June 30, 2009 or December 31, 2008. Management regularly analyzes the need for valuation allowances for deferred tax assets. If our future operating results vary significantly from our currently projected future taxable income, future analyses may result in the need for or subsequent increases in such valuation allowances which may be material to the financial condition and results of operations of the Company.

Hurricanes or other adverse weather events would negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our market areas in Florida are susceptible to hurricanes and tropical storms and related flooding and wind damage.  Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate.  We cannot predict whether or to what extent damage that may be caused by future hurricanes will affect our operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses.  Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes or tropical storms, including flooding and wind damage.  Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

Risks Related to Our Common Stock

Market conditions and other factors may affect the value of our common stock.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including:

•
conditions in the regional and national credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•           market interest rates;

•           the market for similar securities;

•           government action or regulation;

•           general economic conditions or conditions in the financial markets;

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility;

•           our past and future dividend practice; and

•           our financial condition, performance, creditworthiness and prospects.

The trading volume in our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock

Our common stock is thinly traded. The average daily trading volume of our shares on The Nasdaq National Market during the first six months of 2009 was approximately 10,003 shares.  Thinly traded stock can be more volatile than stock trading in an active public market. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock.  We therefore can give no assurance sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Our ability to pay dividends is limited and we have stopped paying cash dividends

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments.  Furthermore, holders of our common stock are subject to the prior dividend rights of any holders of our preferred stock at any time outstanding or depositary shares representing such preferred stock then outstanding.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. Prior to December 5, 2011, unless we have redeemed the Preferred Shares or the Treasury has transferred the securities to a third party, the Treasury’s consent will generally be required for us to pay a common stock dividend in cash. The ability of our two bank subsidiaries to pay dividends to us is limited by their obligations to maintain sufficient capital and by other general restrictions on their dividends that are applicable to state banks that are regulated by the FDIC. Accordingly, we have not paid a cash dividend since the first quarter of 2008, and do not anticipate paying cash dividends for the foreseeable future.

The consent of the Treasury may be required for us to increase cash dividends.

Prior to December 5, 2011, unless we have redeemed the Preferred Shares or the Treasury has transferred the Preferred Shares to a third party, the consent of the Treasury will be required for us to declare or pay any cash dividend or make any distribution on our common stock (other than regular quarterly cash dividends of not more than $0.06 per share of common stock) or redeem, purchase or acquire any shares of our common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreements associated with the issuance of the Preferred Shares.  Additionally, if we increase our dividend above $0.06 per share per quarter prior to the tenth anniversary of our participation in the Capital Purchase Program and the Warrant is then outstanding, then the exercise price and the number of shares to be issued upon exercise of the Warrant will be proportionately adjusted.  The amount of such adjustment will be determined by a formula and depends in part on the extent to which we raise our dividend.  These provisions could result in lower dividends than we may have otherwise declared in the absence of these restrictions.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures.  At June 30, 2009, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $33.0 million.  Payments of the principal and interest on the trust preferred securities of this special purpose trust are conditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trust are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

The Preferred Shares, the Warrant and other potential issuances of equity securities may impact net income available to our common shareholders and our earnings per share.

The dividends declared on the Preferred Shares will reduce the net income available to common shareholders and our earnings per common share.  The Preferred Shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of our business.  In addition, we may issue and sell additional shares of preferred stock or common stock in the future, and such future issuances of equity could further impact the earnings per share available to our existing shareholders.

Our earnings per share could also be diluted by the shares of common stock issuable upon exercise of the Warrant currently held by the Treasury.  As of June 30, 2009, the shares issuable upon exercise of the Warrant represented approximately 7.4% of our outstanding common shares.  This percentage includes the shares issuable upon exercise of the Warrant in our total outstanding shares but does not include the 50% reduction in the number of shares subject to this Warrant which would occur if we raise at least $37.0 million in one or more qualified equity offerings prior to December 31, 2009.

Holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of shares of our Series A Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, our common shareholders.

In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive) the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2 / 3 % of the shares of Series A Preferred Stock outstanding is required for:

•	any authorization or issuance of shares ranking senior to the Series A Preferred Stock;

•	any amendment to the rights of the Series A Preferred Stock so as to adversely affect the rights, preferences, privileges or voting power of the Series A Preferred Stock; or

•
consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series A Preferred Stock. Holders of Series A Preferred Stock could block the foregoing transaction, even where considered desirable by, or in the best interests of, holders of our common stock.

In addition, the shares of common stock that are issuable upon the exercise of the Warrant will enjoy voting rights identical to those of our other outstanding shares of common stock.  Although the Treasury has agreed not to vote the shares of common stock it would receive upon any exercise of the Warrant, a transferee of any portion of the warrant or any of the shares of common stock it acquires upon exercise of the Warrant is not bound by this limitation.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of TIB Financial Corp. held May 26, 2009, ballot totals for the election of Directors and an advisory (non-binding) proposal on our executive compensation program were as follows:

Directors	For	Against	Abstain
Bradley A. Boaz	10,745,005	762,974	-
Richard C. Bricker, Jr.	10,696,937	811,043	-
Howard B. Gutman	10,745,025	762,954	-
Paul O. Jones, Jr.	10,755,413	752,567	-
Thomas J. Longe	10,238,884	1,269,096

Total shares voted were 11,507,979 which represented 78.03% of the outstanding shares.

The directors continuing in office following the meeting were: Bradley A. Boaz, Richard C. Bricker, Jr., Howard B. Gutman, Paul O. Jones, Jr. M.D., Thomas J. Longe, John G. Parks, Jr., Marvin F. Schindler, and Otis T. Wallace.

Approve (Non-Binding Proposal)	For	Against	Abstain
Total shares voted for non-binding proposal	10,357,830	953,252	228,187

Total shares voted were 11,539,270 which represented 78.24% of the outstanding shares.

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

TIB FINANCIAL CORP.
Date: August 7, 2009	/s/ Thomas J. Longe
Thomas J. Longe Chief Executive Officer and President

Date: August 7, 2009	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President, Chief Financial Officer and Treasurer