Form 10-Q/A
period 2009-06-30
TIB FINANCIAL CORP.
filed 2009-08-18
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

TIB Financial Corp. previously filed its June 30, 2009 Form 10-Q on August 10, 2009. This Amendment No. 1 to Form 10-Q is being filed because the tables on page 19 under the heading Assets and Liabilities Measured on a Non-Recurring Basis in Note 8 – Fair Value of the Notes to Unaudited Consolidated Financial Statements of Item 1 – Financial Statements, were inadvertently omitted in the original filing. Additionally, the tables on page 19 of the original filing were inadvertently included and have been deleted from this amendment. No other changes to the original filing have been made, however the entirety of Item 1 is included herein for the convenience of the reader. Pursuant to Securities and Exchange Commission rules, the Company is including currently dated certifications as Exhibits 31 and 32.

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended June 30, 2009

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3

PART II. OTHER INFORMATION
ITEM 6.	EXHIBITS	20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$82,178	$69,607
Federal funds sold and securities purchased under agreements to resell	14,684	4,127
Cash and cash equivalents	96,862	73,734

Investment securities available for sale	358,452	225,770

Loans, net of deferred loan costs and fees	1,239,711	1,224,975
Less: Allowance for loan losses	25,446	23,783
Loans, net	1,214,265	1,201,192

Premises and equipment, net	40,999	38,326
Goodwill	6,361	5,160
Intangible assets, net	7,445	3,010
Accrued interest receivable and other assets	72,697	62,922
Total Assets	$1,797,081	$1,610,114

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$182,236	$128,384
Interest-bearing	1,212,582	1,007,284
Total deposits	1,394,818	1,135,668

Federal Home Loan Bank (FHLB) advances	125,000	202,900
Short-term borrowings	84,114	71,423
Long-term borrowings	63,000	63,000
Accrued interest payable and other liabilities	18,181	16,009
Total liabilities	1,685,113	1,489,000

Shareholders’ equity
Preferred stock – $.10 par value: 5,000,000 shares authorized, 37,000 shares issued and outstanding, liquidation preference of $37,000	33,354	32,920
Common stock - $.10 par value: 40,000,000 shares authorized, 14,820,597 shares issued, 14,747,870 shares outstanding	1,482	1,482
Additional paid in capital	74,323	73,163
Retained earnings	4,259	14,737
Accumulated other comprehensive loss	(881)	(619)
Treasury stock, at cost, 72,727 shares	(569)	(569)
Total shareholders’ equity	111,968	121,114

Total Liabilities and Shareholders’ Equity	$1,797,081	$1,610,114

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$17,352	$19,278	$35,191	$39,428
Investment securities:
Taxable	3,410	1,928	6,314	3,706
Tax-exempt	74	101	149	213
Interest-bearing deposits in other banks	20	33	40	44
Federal Home Loan Bank stock	-	125	(19)	252
Federal funds sold and securities purchased under agreements to resell	2	312	5	1,056
Total interest and dividend income	20,858	21,777	41,680	44,699

Interest expense
Deposits	7,151	7,882	15,050	17,008
Federal Home Loan Bank advances	1,279	1,315	2,685	2,798
Short-term borrowings	26	352	50	904
Long-term borrowings	708	819	1,444	1,724
Total interest expense	9,164	10,368	19,229	22,434

Net interest income	11,694	11,409	22,451	22,265

Provision for loan losses	5,763	5,716	11,072	8,370
Net interest income after provision for loan losses	5,931	5,693	11,379	13,895

Non-interest income
Service charges on deposit accounts	1,202	719	2,168	1,441
Investment securities gains (losses), net	95	(1,912)	691	(1,002)
Fees on mortgage loans originated and sold	318	213	433	445
Investment advisory and trust fees	228	136	421	261
Other income	489	475	998	947
Total non-interest income	2,332	(369)	4,711	2,092

Non-interest expense
Salaries and employee benefits	7,068	6,358	14,448	12,411
Net occupancy and equipment expense	2,438	2,186	4,590	4,200
Other expense	6,652	3,320	10,487	8,279
Total non-interest expense	16,158	11,864	29,525	24,890

Loss before income taxes	(7,895)	(6,540)	(13,435)	(8,903)

Income tax benefit	(3,008)	(2,506)	(5,090)	(3,424)

Net Loss	$(4,887)	$(4,034)	$(8,345)	$(5,479)
Income earned by preferred shareholders	650	-	1,358	-
Net loss allocated to common shareholders	$(5,537)	$(4,034)	$(9,703)	$(5,479)

Basic and diluted loss per common share	$(0.38)	$(0.28)	$(0.66)	$(0.39)

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

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$58,009	$-	$-	$58,009
Other real estate owned	7,142	-	-	7,142
Other repossessed assets	431	-	431	-

	Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$47,649	$-	$-	$47,649

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

PART II.  OTHER INFORMATION

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

TIB FINANCIAL CORP.
Date: August 18, 2009	/s/ Thomas J. Longe
Thomas J. Longe Chief Executive Officer and President

Date: August 18, 2009	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President, Chief Financial Officer and Treasurer