Form 10-Q
period 2009-09-30
TIB FINANCIAL CORP.
filed 2009-11-16
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes    ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value	14,888,083
Class	Outstanding as of October 31, 2009

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended September 30, 2009

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$111,634	$69,607
Federal funds sold and securities purchased under agreements to resell	-	4,127
Cash and cash equivalents	111,634	73,734

Investment securities available for sale	264,444	225,770

Loans, net of deferred loan costs and fees	1,229,631	1,224,975
Less: Allowance for loan losses	32,115	23,783
Loans, net	1,197,516	1,201,192

Premises and equipment, net	41,054	38,326
Goodwill	6,361	5,160
Intangible assets, net	7,056	3,010
Other real estate owned	19,582	4,323
Accrued interest receivable and other assets	69,975	58,599
Total Assets	$1,717,622	$1,610,114

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$174,027	$128,384
Interest-bearing	1,159,597	1,007,284
Total deposits	1,333,624	1,135,668

Federal Home Loan Bank (FHLB) advances	125,000	202,900
Short-term borrowings	74,209	71,423
Long-term borrowings	63,000	63,000
Accrued interest payable and other liabilities	17,487	16,009
Total liabilities	1,613,320	1,489,000

Shareholders’ equity
Preferred stock – $.10 par value: 5,000,000 shares authorized, 37,000 shares issued and outstanding, liquidation preference of $37,000	33,541	32,920
Common stock - $.10 par value: 100,000,000 and 40,000,000 shares authorized, 14,961,537 and 14,968,597 shares issued, 14,888,083 and 14,895,143 shares outstanding, respectively	1,496	1,497
Additional paid in capital	74,619	73,148
Retained earnings (accumulated deficit)	(4,699)	14,737
Accumulated other comprehensive loss	(86)	(619)
Treasury stock, at cost, 73,454 shares	(569)	(569)
Total shareholders’ equity	104,302	121,114

Total Liabilities and Shareholders’ Equity	$1,717,622	$1,610,114

See accompanying notes to consolidated financial statements

Index

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$17,267	$19,719	$52,458	$59,147
Investment securities:
Taxable	2,923	2,081	9,237	5,787
Tax-exempt	75	76	224	289
Interest-bearing deposits in other banks	18	6	58	50
Federal Home Loan Bank stock	44	78	25	330
Federal funds sold and securities purchased under agreements to resell	-	282	5	1,338
Total interest and dividend income	20,327	22,242	62,007	66,941

Interest expense
Deposits	6,601	7,786	21,651	24,794
Federal Home Loan Bank advances	1,256	1,622	3,941	4,420
Short-term borrowings	28	337	78	1,241
Long-term borrowings	679	821	2,123	2,545
Total interest expense	8,564	10,566	27,793	33,000

Net interest income	11,763	11,676	34,214	33,941

Provision for loan losses	14,756	4,768	25,828	13,138
Net interest income (loss) after provision for loan losses	(2,993)	6,908	8,386	20,803

Non-interest income
Service charges on deposit accounts	988	747	3,156	2,188
Fees on mortgage loans originated and sold	340	176	773	621
Investment advisory and trust fees	279	153	700	413
Other income	1,865	497	2,863	1,445
Investment securities gains (losses), net	1,127	145	2,581	1,055
Other-than-temporary impairment losses on investments prior to April 1, 2009 adoption of ASC 320-10-65-1	-	(271)	(23)	(2,183)
Other-than-temporary impairment losses on investments subsequent to April 1, 2009
Gross impairment losses	-	N/A	(740)	N/A
Less: Impairments recognized in other comprehensive income	-	N/A	-	N/A
Net impairment losses recognized in earnings subsequent to April 1, 2009	-	N/A	(740)	N/A
Total non-interest income	4,599	1,447	9,310	3,539

Non-interest expense
Salaries and employee benefits	7,288	6,045	21,736	18,456
Net occupancy and equipment expense	2,365	2,171	6,955	6,371
Other expense	5,541	3,770	16,028	12,049
Total non-interest expense	15,194	11,986	44,719	36,876

Loss before income taxes	(13,588)	(3,631)	(27,023)	(12,534)

Income tax benefit	(5,491)	(1,435)	(10,581)	(4,859)

Net Loss	$(8,097)	$(2,196)	$(16,442)	$(7,675)
Preferred dividends earned by preferred shareholders and discount accretion	650	-	2,008	-
Net loss allocated to common shareholders	$(8,747)	$(2,196)	$(18,450)	$(7,675)

Basic and diluted loss per common share	$(0.59)	$(0.15)	$(1.25)	$(0.53)

See accompanying notes to consolidated financial statements

Index

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2009	37,000	$33,354	14,895,143	$1,497	$74,308	$4,259	$(881)	$(569)	$111,968
Comprehensive loss:
Net loss						(8,097)			(8,097)
Other comprehensive income, net of tax
Net market valuation adjustment on securities available for sale							1,498
Less: reclassification adjustment for gains, net of tax of $424							(703)
Other comprehensive income, net of tax expense of $479:									795
Comprehensive loss									$(7,302)
Restricted stock cancellations			(7,060)	(1)	1				-
Preferred stock discount accretion		187				(187)			-
Stock-based compensation and related tax effect					98				98
Common stock dividend declared, 1%					212	(212)			-
Cash dividends declared, preferred stock						(462)			(462)
Balance, September 30, 2009	37,000	$33,541	14,888,083	$1,496	$74,619	$(4,699)	$(86)	$(569)	$104,302

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2008	-	$-	14,890,721	$1,496	$67,113	$31,822	$(713)	$(569)	$99,149
Comprehensive loss:
Net loss						(2,196)			(2,196)
Other comprehensive income, net of tax
Net market valuation adjustment on securities available for sale							501
Add: reclassification adjustment for losses, net of tax of $46							79
Other comprehensive income, net of tax expense of $366									580
Comprehensive loss									$(1,616)
Stock-based compensation and related tax effect					147				147
Common stock dividend declared, 1%					989	(989)			-
Balance, September 30, 2008	-	$-	14,890,721	$1,496	$68,249	$28,637	$(133)	$(569)	$97,680

(Continued)

Index

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2009	37,000	$32,920	14,895,143	$1,497	$73,148	$14,737	$(619)	$(569)	$121,114
Comprehensive loss:
Net loss						(16,442)			(16,442)
Other comprehensive income, net of tax
Net market valuation adjustment on securities available for sale							1,667
Less: reclassification adjustment for gains, net of tax of $684							(1,134)
Other comprehensive income, net of tax expense of $321:									533
Comprehensive loss									$(15,909)
Restricted stock cancellations			(7,060)	(1)	1				-
Issuance costs associated with preferred stock issued					(48)				(48)
Preferred stock discount accretion		621				(621)			-
Stock-based compensation and related tax effect					430				430
Common stock dividends declared, 1% per quarter					1,088	(1,088)			-
Cash dividends declared, preferred stock						(1,285)			(1,285)
Balance, September 30, 2009	37,000	$33,541	14,888,083	$1,496	$74,619	$(4,699)	$(86)	$(569)	$104,302

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2008	-	$-	13,568,377	$1,364	$56,054	$39,151	$240	$(569)	$96,240
Cumulative-effect adjustment for split-dollar life insurance postretirement benefit						(141)			(141)
Comprehensive loss:
Net loss						(7,675)			(7,675)
Other comprehensive loss, net of tax
Net market valuation adjustment on securities available for sale							(1,077)
Add: reclassification adjustment for losses, net of tax benefit of $424							704
Other comprehensive loss, net of tax benefit of $231									(373)
Comprehensive loss									$(8,189)
Restricted stock grants, net of 1,476 cancellations			32,811	3	(3)				-
Stock-based compensation and related tax effect					470				470
Private placement of common shares			1,273,824	127	9,809				9,936
Exercise of stock options			15,709	2	96				98
Common stock dividends declared, 1% for both second and third quarters					1,823	(1,823)			-
Cash dividends declared, $.0589 per share						(875)			(875)
Balance, September 30, 2008	-	$-	14,890,721	$1,496	$68,249	$28,637	$(133)	$(569)	$97,680

Index

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(16,442)	$(7,675)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,387	3,045
Provision for loan losses	25,828	13,138
Deferred income tax benefit	(12,001)	(2,785)
Investment securities net realized gains	(2,581)	(1,055)
Net amortization of investment premium/discount	1,490	(43)
Write-down of investment securities	763	2,183
Stock-based compensation	529	542
Loss on sales of OREO	173	2
Other	197	(254)
Mortgage loans originated for sale	(44,405)	(38,541)
Proceeds from sales of mortgage loans	42,599	41,152
Fees on mortgage loans sold	(736)	(616)
Change in accrued interest receivable and other assets	3,201	(3,506)
Change in accrued interest payable and other liabilities	1,128	2,693
Net cash provided by operating activities	3,130	8,280

Cash flows from investing activities:
Purchases of investment securities available for sale	(549,113)	(93,426)
Sales of investment securities available for sale	379,774	34,989
Repayments of principal and maturities of investment securities available for sale	163,697	30,461
Acquisition of Naples Capital Advisors business	-	(1,378)
Net cash received in acquistion of operations - Riverside Bank of the Gulf Coast	271,398	-
Net (purchase) sale of FHLB stock	1,277	(1,943)
Loans originated or acquired, net of principal repayments	(35,922)	(107,808)
Purchases of premises and equipment	(2,074)	(665)
Proceeds from sale of OREO	4,461	-
Proceeds from disposal of premises, equipment and intangible assets	30	29
Net cash provided by (used in) investing activities	233,528	(139,741)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	67,501	(73,909)
Net increase (decrease) in time deposits	(77,692)	98,480
Net change in brokered time deposits	(111,086)	38,668
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,850	(1,570)
Increase in long term FHLB advances	-	92,900
Repayment of long term FHLB advances	(7,900)	(75,000)
Net change in short term FHLB advances	(70,000)	25,000
Income tax effect related to stock-based compensation	(98)	(61)
Net issuance costs of preferred stock and common warrants	(48)	-
Net proceeds from issuance of common shares		10,023
Cash dividends paid to common shareholders	-	(1,674)
Cash dividends paid to preferred shareholders	(1,285)	-
Net cash provided by (used in) financing activities	(198,758)	112,857

Net increase (decrease) in cash and cash equivalents	37,900	(18,604)
Cash and cash equivalents at beginning of period	73,734	71,059
Cash and cash equivalents at end of period	$111,634	$52,455

Supplemental disclosures of cash paid:
Interest	$28,198	$34,411
Income taxes	-	125
Supplemental information:
Financing of sale of premises to third party	$-	$60
Fair value of noncash assets acquired	49,193	-
Fair value of liabilities assumed	320,594	-
Transfer of loans to OREO	24,255	4,046
Transfer of OREO to Premises and Equipment	2,942	-

See accompanying notes to consolidated financial statements

Index

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Note 1 – Basis of Presentation & Accounting Policies

TIB Financial Corp. is a bank holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiaries, TIB Bank and Naples Capital Advisors, Inc. Together with its subsidiaries, TIB Financial Corp. (collectively the “Company”) has a total of twenty-eight full service banking offices in Monroe, Miami-Dade, Collier, Lee, and Sarasota counties, Florida. On February 13, 2009, TIB Bank acquired the deposits (excluding brokered deposits), branch office operations and certain assets from the FDIC as receiver of the former Riverside Bank of the Gulf Coast (“Riverside”). Accordingly, subsequent to the acquisition, the operations of TIB Bank include the results of the operations of Riverside.  On September 25, 2009, The Bank of Venice, acquired by the Company in April 2007, was merged into TIB Bank.

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

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank and Naples Capital Advisors, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Management has evaluated subsequent events for reporting and disclosure in these financial statements through November 16, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Certain amounts previously reported have been reclassified to conform to the current period presentation. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of six one percent stock dividends distributed July 17, 2008, October 10, 2008, January 10, 2009, April 10, 2009, July 10, 2009 and October 10, 2009 to shareholders of record on July 7, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 respectively.

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning) and the term “Bank” means TIB Bank.

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

The allowance consists of specific and general components.  The specific component relates to loans that are impaired and are individually internally classified as special mention, substandard or doubtful.  The general component covers non-classified loans and is based on subjective factors and historical loss experience adjusted for current factors.

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

Investment Securities and Other Than Temporary Impairment

Investment securities which management has the ability and intent to hold to maturity are reported at amortized cost.  Debt securities which may be sold prior to maturity are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost and are included in other assets on the balance sheet.

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

Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds fair value, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security. Future declines in the fair value of these or other securities may result in additional impairment charges which may be material to the financial condition and results of operations of the Company.

Index

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB Accounting Standards Codification (“ASC”) 320-10-35. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AAA are evaluated using the model outlined in ASC 325-40-35.

In determining OTTI under the ASC 320-10-35 model, management considers many factors, including but not limited to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by ASC 325-40-35 that is specific to purchased beneficial interests that are rated below “AA”. Under this model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Goodwill

The Company has approximately $6,361 of goodwill arising primarily from the 2007 acquisition of The Bank of Venice and, to a lesser extent, the acquisitions of Riverside and Naples Capital Advisors. Goodwill is subject to an assessment for impairment annually or more frequently if indicators of impairment are present during an interim reporting period. The Company performed its annual review of goodwill for potential impairment as of December 31, 2008 and an interim assessment as of September 30, 2009.  Based on these reviews, it was determined that no impairment existed as of September 30, 2009 or December 31, 2008.

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

Index

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% probability) that all or part of the benefit related to such assets will not be realized. Based on our earnings history and projected future earnings, we have determined that no valuation allowance was required at September 30, 2009 or December 31, 2008. At each period end we have evaluated the carrying amount of our deferred tax assets and the need for a valuation allowance in accordance with the guidance and criteria provided by ASC 740-10.  As required, we have evaluated and weighed the positive and negative evidence present at each period and given appropriate weight in our evaluation that cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome.

In arriving at our conclusion, we have given significant weight to our future projected earnings, our historical earnings prior to this recessionary period and that our current losses are due to the current economic environment. As our organization has historically been managed to a five-year business horizon, we prepare a detailed current and subsequent year budget along with a strategic and business plan which extends five years. We have historically performed and achieved our goals under our five-year plans which are approved by our Board of Directors. Based upon these projections, we estimate that the deferred tax assets for Federal and state purposes will be fully realized within this five year period and we believe this timeframe to be acceptable and reasonable in assessing the realizability of our deferred tax assets. As of December 31, 2008, we had no net operating loss carryforwards for federal income tax purposes. In addition, Federal and state law provide for a 20 year carryforward period for net operating losses. The state net operating loss carryforward generated during 2008 will expire in 2028 if unused. The federal and state net operating loss carryforwards generated in 2009 will expire in 2029 if unused. Accordingly, we have concluded it is more likely than not that our deferred tax assets will be fully realized and no valuation allowance is necessary as of September 30, 2009.

However, if our future operating results vary significantly from our currently projected future taxable income, future analyses may result in the need for or subsequent increases in such valuation allowances which may be material to the financial condition and results of operations of the Company.

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805, which revises pre-codification Statement 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. ASC 805 is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity. ASC 805 was applied in accounting for the Riverside acquisition and will impact future acquisitions.

In December 2007, the FASB issued ASC 810-10-65-1, which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, this pronouncement requires that transactions between an entity and noncontrolling interests be treated as equity transactions and is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In March 2008, the FASB issued ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009 and adoption, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In April 2009, the FASB issued ASC 320-10-65 which amends existing guidance for determining whether impairment is other-than-temporary (“OTTI”) for debt securities.  This guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of ASC 320-10-65 on April 1, 2009 did not have a material impact on the results of operations or financial position of the Company. During the nine months ended September 30, 2009, the Company recognized $763 of OTTI charges in income. Had the standard not been issued, there would not have been a material difference in the amount of OTTI that would have been recognized.

In April 2009, the FASB issued ASC 820-10 which emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  ASC 820-10 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  ASC 820-10 also requires increased disclosures and is effective for interim and annual reporting periods ending after June 15, 2009, and is required to be applied prospectively.  Adoption at June 30, 2009, as required, did not have a material impact on the results of operations or financial position of the Company.

In April 2009, the FASB issued ASC 825-10 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009.  The adoption of ASC 825-10 at June 30, 2009, as required, did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 8.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M. in the Staff Accounting Bulletin series entitled “Other Than Temporary Impairment of Certain Investments Debt and Equity Securities.” On April 9, 2009, the FASB issued ASC 320-10-65 to provide guidance for assessing whether an impairment of a debt security is other than temporary. SAB 111 maintains the previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 is effective for the Company beginning April 1, 2009. The adoption of this SAB on April 1, 2009 did not have a material impact on the results of operations or financial position of the Company.

Index

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

In May 2009, the FASB issued Statement ASC 855-10 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Adoption did not have a material impact on the results of operations or financial position of the Company.

In June 2009, the FASB issued Statement No. 166 (not yet integrated into the ASC), “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to the results of operations or financial position of the Company.

In June 2009, the FASB issued ASC 105-10 which establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption, as required, did not have a material impact on the results of operations or financial position of the Company.

Note 2 – Investment Securities

The amortized cost, estimated fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income of investment securities available for sale at September 30, 2009 and December 31, 2008 are presented below:

	September 30, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$48,731	$16	$124	$48,623
States and political subdivisions—tax exempt	7,753	389	0	8,142
States and political subdivisions—taxable	2,315	-	148	2,167
Marketable equity securities	12	10	-	22
Mortgage-backed securities - residential	197,894	4,131	319	201,706
Corporate bonds	2,876	-	1,135	1,741
Collateralized debt obligations	5,000	-	2,957	2,043
	$264,581	$4,546	$4,683	$264,444

	December 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$50,892	$776	$-	$51,668
States and political subdivisions—tax exempt	7,751	59	21	7,789
States and political subdivisions—taxable	2,407	-	70	2,337
Marketable equity securities	12	-	-	12
Mortgage-backed securities - residential	157,066	1,332	421	157,977
Corporate bonds	2,870	-	1,158	1,712
Collateralized debt obligations	5,763	-	1,488	4,275
	$226,761	$2,167	$3,158	$225,770

Proceeds from sales and calls of securities available for sale were $199,088 and $476,844 for the three and nine months ended September 30, 2009, respectively. Gross gains of approximately $1,128 and $2,588 and gross losses of approximately $1 and $6 were realized on these sales during the three and nine months ended September 30, 2009, respectively.

Index

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

The estimated fair value of investment securities available for sale at September 30, 2009 and December 31, 2008 by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2009
	Fair Value	Amortized Cost
Due in one year or less	$-	$-
Due after one year through five years	32,716	32,578
Due after five years through ten years	24,049	23,906
Due after ten years	5,951	10,191
Marketable equity securities	22	12
Mortgage-backed securities - residential	201,706	197,894
	$264,444	$264,581

	December 31, 2008
	Fair Value	Amortized Cost
Due in one year or less	$10,200	$10,190
Due after one year through five years	38,560	38,247
Due after five years through ten years	3,757	3,708
Due after ten years	15,264	17,538
Marketable equity securities	12	12
Mortgage-backed securities - residential	157,977	157,066
	$225,770	$226,761

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
September 30, 2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$24,838	$124	$-	$-	$24,838	$124
States and political subdivisions—tax exempt	-	-	275	0	275	0
States and political subdivisions—taxable	-	-	2,167	148	2,167	148
Mortgage-backed securities - residential	18,217	319	-	-	18,217	319
Corporate bonds	-	-	1,741	1,135	1,741	1,135
Collateralized debt obligation	-	-	2,043	2,957	2,043	2,957
Total temporarily impaired	$43,055	$443	$6,226	$4,240	$49,281	$4,683

Index

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

Other-Than-Temporary-Impairment

The Company views the unrealized losses in the above table to be temporary in nature for the following reasons.  First, the declines in fair values are mostly due to an increase in spreads due to risk and volatility in financial markets.  Excluding the corporate bonds and collateralized debt obligations, these securities are primarily AAA rated securities and have experienced no significant deterioration in value due to credit quality concerns and the magnitude of the unrealized losses of approximately 3% or less of the amortized cost of those securities with losses is consistent with normal fluctuations of value due to the volatility of market interest rates.  We own a corporate bond of a large financial institution and a collateralized debt obligation secured by debt obligations of banks and insurance companies which are each currently rated “B”, whose fair values have declined more than 10% below their original cost.  We believe these declines in fair value relate to a significant widening of interest rate spreads associated with these  securities. While these securities have experienced deterioration in credit quality, we have evaluated these securities and have determined that these securities have not experienced a credit loss. As we have the intent and ability to hold these securities until their fair market value recovers, they are not other than temporarily impaired as of September 30, 2009.

As of September 30, 2009, the Company owned three collateralized debt obligation investment securities (backed primarily by corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities) with an aggregate original cost of $9,996.  In determining the estimated fair value of these securities, management utilizes a discounted cash flow modeling valuation approach which is discussed in greater detail in Note 8 - Fair Value. These securities are floating rate securities which were rated "A" or better by an independent and nationally recognized rating agency at the time of purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade, increased defaults by the underlying issuers and the significant decline in estimated fair value, management concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value. This resulted in the recognition of other than temporary impairment loss of $3,885 in 2007.  During 2008, management concluded that the further declines in values were other than temporary under generally accepted accounting principles due to increased defaults by the underlying issuers. Accordingly, the Company wrote-down these investment securities by an additional $5,348 to their estimated fair value of $763 as of December 31, 2008 due to further defaults by the underlying issuers.  In 2009, the Company wrote-down these investment securities by $763 to a remaining balance of zero due to further defaults by the underlying issuers.

Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security. Future declines in the fair value of these or other securities may result in additional impairment charges which may be material to the financial condition and results of operations of the Company.

As of September 30, 2009, the Company’s security portfolio consisted of 70 securities positions, 10 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s collateralized debt obligation, corporate bonds and mortgage-backed and other securities, as discussed below:

Mortgage-backed securities

At September 30, 2009, the Company owned residential mortgage backed securities guaranteed by U.S. Government agencies and corporations. The fair values of certain of these securities have declined since we acquired them due to wider spreads required by the market.

Corporate bonds

At September 30, 2009, the Company owned corporate bonds issued by one of the largest banking and financial institutions in the United States. The bond had been downgraded to “B” due to increased credit concerns, recently one of the rating agencies upgraded this security to BB-.  The institution has received significant capital investment from the United States Treasury under the Capital Purchase Program/TARP and its financial performance is beginning to improve. As the Company does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at September 30, 2009.

Index

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Collateralized debt obligation

The Company owns a collateralized debt security collateralized by trust preferred securities issued primarily by banks and several insurance companies. Our analysis of this investment falls within the scope of ASC 325-40. This security was rated high quality “AA” at the time of purchase, but at September 30, 2009, nationally recognized rating agencies rated this security as “B.” The Company compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in the expected cash flows. The Company utilizes a discounted cash flow valuation model which considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults by issuers of the underlying trust preferred securities. Assumptions used in the model include expected future default rates and prepayments. We treat all interest payment deferrals as defaults even though they may not actually result in defaults. Our analysis indicated that the security was not other-than-temporarily impaired as of September 30, 2009 because a credit loss had not been incurred. Additionally, we use the model to evaluate alternative scenarios with higher than expected default assumptions to evaluate the sensitivity of our default assumptions and the level of additional defaults required before a credit loss would be incurred.  This security remained classified as available for sale at September 30, 2009, and accounted for the $2,957 of unrealized loss in the collateralized debt obligation category at September 30, 2009.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended September 30, 2009:

Three Months Ended September 30, 2009
Beginning balance, July 1, 2009	$9,996
Additions/Subtractions
Credit losses recognized during the quarter	-
Ending balance, September 30, 2009	$9,996

Note 3 – Loans

Major classifications of loans are as follows:

	September 30, 2009	December 31, 2008
Real estate mortgage loans:
Commercial	$683,828	$658,516
Residential	240,485	205,062
Farmland	13,346	13,441
Construction and vacant land	114,613	147,309
Commercial and agricultural loans	71,789	71,352
Indirect auto loans	55,805	82,028
Home equity loans	38,056	34,062
Other consumer loans	10,305	11,549
Total loans	1,228,227	1,223,319

Net deferred loan costs	1,404	1,656
Loans, net of deferred loan costs	$1,229,631	$1,224,975

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$25,446	$16,627	$23,783	$14,973
Provision for loan losses charged to expense	14,756	4,768	25,828	13,138
Loans charged off	(8,114)	(3,385)	(17,647)	(10,136)
Recoveries of loans previously charged off	27	25	151	60
Balance, September 30	$32,115	$18,035	$32,115	$18,035

Index

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Nonaccrual loans were as follows:

	As of September 30, 2009		As of December 31, 2008
Collateral Type	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	35	$8,187	18	$4,014
Commercial 1-4 family investment	15	14,652	10	8,063
Commercial and agricultural	5	669	2	64
Commercial real estate	23	21,025	17	13,013
Land development	8	20,353	4	12,584
Government guaranteed loans	2	143	3	143
Indirect auto, auto and consumer loans	111	1,206	155	1,895
		$66,235		$39,776

Impaired loans were as follows:

	September 30, 2009	December 31, 2008
Loans with no allocated allowance for loan losses	$28,858	$8,344
Loans with allocated allowance for loan losses	87,763	53,765
Total	$116,621	$62,109

Amount of the allowance for loan losses allocated	$15,101	$6,116

Note 5 – Earnings Per Share and Common Stock

Earnings per share have been computed based on the following weighted average number of common shares outstanding for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic	14,828,133	14,787,201	14,814,982	14,462,756
Dilutive effect of options outstanding	-	-	-	-
Dilutive effect of unvested restricted stock awards	-	-	-	-
Dilutive effect of warrants	-	-	-	-
Diluted	14,828,133	14,787,201	14,814,982	14,462,756

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Anti-dilutive stock options	687,856	662,736	689,867	597,496
Anti-dilutive unvested restricted stock awards	65,990	60,352	79,759	58,021
Anti-dilutive warrants	2,380,213	1,273,824	2,380,213	962,341

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

Index

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios. At September 30, 2009 the Company and the Bank maintained capital ratios to be considered adequately capitalized. In September, our Bank of Venice subsidiary was merged into TIB Bank.  Therefore capital ratios for The Bank of Venice are not reported for September 30, 2009. The minimum ratios along with the actual ratios for the Company and the Banks at September 30, 2009 and December 31, 2008, are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	September 30, 2009 Actual	December 31, 2008 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥ 4.0%	5.7%	8.9%
TIB Bank	≥ 5.0%	≥ 4.0%	5.6%	7.3%
The Bank of Venice	≥ 5.0%	≥ 4.0%	N/A	8.1%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	7.8%	11.3%
TIB Bank	≥ 6.0%	≥ 4.0%	7.8%	9.3%
The Bank of Venice	≥ 6.0%	≥ 4.0%	N/A	11.2%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	9.1%	12.6%
TIB Bank	≥ 10.0%	≥ 8.0%	9.1%	10.5%
The Bank of Venice	≥ 10.0%	≥ 8.0%	N/A	12.4%

Note 7 – Acquisition

On February 13, 2009, the Company purchased the deposits of Riverside Bank of the Gulf Coast (“Riverside”), a failed bank based in Cape Coral, Florida, from the Federal Deposit Insurance Corporation for a deposit premium of $4,126, representing 1.3% of deposits.  Under the acquisition method of accounting, the acquired assets and assumed liabilities of Riverside were recorded at their respective estimated fair values and are included in the accompanying balance sheet as of September 30, 2009. Acquisition accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition:

Cash and cash equivalents	$271,398
Securities available for sale	31,850
Loans	10,737
Intangible assets	5,087
Goodwill	1,201
Other	321
Total assets acquired	$320,594

Deposits (including deposit premium on certificates of deposit)	$319,232
Other liabilities	1,362
Total liabilities assumed	$320,594

Riverside operated from nine branch banking offices of which eight were owned and one was leased. Subsequent to the acquisition, the Company had an option to assume the lease for the leased office and to purchase the eight owned offices for fair value which was determined by appraisal. Currently, the Company has elected to assume the lease and purchase six offices. Of the two offices the Company did not acquire, one was closed and the operations in the other are expected to be moved to a nearby location.  As a result of this acquisition, the Company has expanded its customer base and market presence in Southwest Florida.

Note 8 – Fair Value

ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Index

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

Valuation of Collateralized Debt Securities

As of September 30, 2009, the Company owned three collateralized debt obligations where the underlying collateral is comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. The company also owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and varying assumptions of estimated future defaults of issuers. The valuation approach for the collateralized debt obligations did not change during 2009.

Valuation of Impaired Loans and Other Real Estate Owned

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses and other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$48,623	$-	$48,623	$-
States and political subdivisions—tax exempt	8,142	-	8,142	-
States and political subdivisions—taxable	2,167	-	2,167	-
Marketable equity securities	22	-	22	-
Mortgage-backed securities - residential	201,706	-	201,706	-
Corporate bonds	1,741	-	1,741	-
Collateralized debt obligations	2,043	-	-	2,043
Available for sale securities	$264,444	$-	$262,401	$2,043

	Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$51,668	$-	$51,668	$-
States and political subdivisions—tax exempt	7,789	-	7,789	-
States and political subdivisions—taxable	2,337	-	2,337	-
Marketable equity securities	12	-	12	-
Mortgage-backed securities - residential	157,977	-	157,977	-
Corporate bonds	1,712	-	1,712	-
Collateralized debt obligations	4,275	-	-	4,275
Available for sale securities	$225,770	$-	$221,495	$4,275

Index

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended September 30, 2009 and 2008 and still held at September 30, 2009 and 2008, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
	2009	2008
Beginning balance, July 1,	$2,104	$9,873
Included in earnings – other than temporary impairment	-	(271)
Included in other comprehensive income	(61)	533
Transfer in to Level 3	-	-
Ending balance September 30,	$2,043	$10,135

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009 and 2008 and still held at September 30, 2009 and 2008, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
	2009	2008
Beginning balance, January 1,	$4,275	$6,111
Included in earnings – other than temporary impairment	(763)	(1,227)
Included in other comprehensive income	(1,469)	533
Transfer in to Level 3	-	4,718
Ending balance September 30,	$2,043	$10,135

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$46,194	$-	$-	$46,194
Other real estate owned	19,582	-	-	19,582
Other repossessed assets	473	-	473	-

	Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$47,649	$-	$-	$47,649

Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $59,676, with a valuation allowance of $13,482 as of September 30, 2009. As a result, $9,398 and $15,398 of the allowance for loan losses was specifically allocated to these loans during the quarter and nine months ended September 30, 2009, respectively. The amounts of the specific allocations for impairment are considered in the overall determination of the reserve and provision for loan losses. As of December 31, 2008, impaired loans had a carrying amount of $53,765, with a valuation allowance of $6,116. Other real estate owned which is measured at the lesser of fair value less costs to sell or our recorded investment in the foreclosed loan had a carrying amount of $20,321, less a valuation allowance of $739 as of September 30, 2009. As a result of sales of foreclosed properties, receipt of updated appraisals, reduced listing prices or entering into contracts to sell these properties, write downs of fair value of $606 and $1,589 were recognized in our statements of operations during the three and nine months ended September 30, 2009, respectively. Other repossessed assets are primarily comprised of repossessed automobiles and are measured at fair value as of the date of repossession. As a result of the disposition of repossessed vehicles, gains of $105 and $210 were recognized in our statements of operations during the three and nine months ended September 30, 2009, respectively.

Index

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

The carrying amounts and estimated fair values of financial instruments, at September 30, 2009 are as follows:

	September 30, 2009
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$111,634	$111,634
Investment securities available for sale	264,444	264,444
Loans, net	1,197,516	1,097,750
Federal Home Loan Bank and Independent Bankers’ Bank stock	10,447	NM
Accrued interest receivable	5,913	5,913

Financial liabilities:
Non-contractual deposits	$689,922	$689,922
Contractual deposits	643,702	648,058
Federal Home Loan Bank Advances	125,000	133,184
Short-term borrowings	74,209	74,205
Long-term repurchase agreements	30,000	30,830
Subordinated debentures	33,000	12,747
Accrued interest payable	7,607	7,607

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

Index

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2009, and statements of operations for the three months and nine months ended September 30, 2009.  Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2009. TIB Financial’s results of operations during 2009 include the operations of TIB Bank, and Naples Capital Advisors as well as the operations of nine former branches of Riverside Bank of the Gulf Coast (“Riverside”) subsequent to their assumption on February 13, 2009.

Quarterly Summary

For the third quarter of 2009, the Company reported a net loss before dividends and accretion on preferred stock of $8.1 million compared to a net loss of $2.2 million for the third quarter of 2008. The net loss allocated to common shareholders was $8.7 million, or $0.59 per share, for the third quarter of 2009, compared to a net loss of $2.2 million, or $0.15 per share, for the comparable 2008 quarter.

The higher net loss for the third quarter of 2009 compared to net loss during the third quarter of 2008 was primarily due to the provision for loan losses of $14.8 million and an increase in non-interest expenses of $3.2 million, partially offset by a $1.3 million increase in net investment security gains realized, a $1.2 million gain from the life insurance policy covering a deceased former employee, and increases in net interest income, service charges on deposit accounts, fees on mortgage loans sold and investment advisory and trust fees.

In response to the increase in non-performing loans, declines in collateral values of other nonperforming and impaired loans, further contraction of economic activity in our local markets and increased net charge-offs, the third quarter results include a provision for loan losses of $14.8 million. Total net charge-offs were $8.1 million and include $4.0 million of charge-downs to updated net realizable value for $15.5 million of loans foreclosed and transferred to OREO. The reserve for loan losses increased 26% to $32.1 million and amounted to 2.61% of loans at September 30, 2009.

Total nonaccrual loans increased by $4.4 million during the quarter to $66.2 million. Excluding indirect and consumer loans, approximately $30.8 million of loans were placed on nonaccrual during the quarter. Partially offsetting this increase were $4.5 million of net loan principal paid down and loans returned to accrual, $6.2 million of loans charged down and $15.5 million of loans foreclosed and transferred to other real estate owned.

Loans classified as nonaccrual during the quarter had the following impact on the provision and allowance for loan losses:

•
two residential housing developer loan relationships, totaling $6.7 million, were reviewed and we determined that based upon the most recent appraisals available, no specific reserves were deemed necessary at this time (one of the relationships was paid down $2.5 million in October due to the sale of a house which partially collateralized the loan);

•	one residential housing developer loan relationship, totaling $6.9 million, was reviewed and required a provision and specific reserve allocation of $502,000;

•
two loans, one collateralized by a hotel and the other collateralized by a mixed use residential/retail building in southwest Florida, totaling $7.8 million, for which we provided additional reserves of $618,000 during the quarter resulting in allocated specific reserves of $2.0 million; and

•
numerous smaller loans, primarily collateralized by commercial and residential real estate totaling $9.5 million, for which we provided additional reserves of $1.7 million during the quarter resulting in allocated specific reserves of $2.1 million.

Additionally, $7.5 million of the provision for loan losses was allocated to increase reserves on other nonaccrual and impaired loans in the current quarter. Such allocations were largely due to loans classified as impaired during the quarter and our procedures of periodically updating appraisals on nonaccrual and impaired loans. These allocations resulted in an increase of the ratio of the allowance for loan losses to nonperforming loans to 48%, as of September 30, 2009, from 41% as of June 30, 2009.

The reappraisal of $15.5 million of loans at the time of their transfer to OREO in the quarter resulted in aggregate charge-downs of $4.0 million and net of the specific reserves of $1.1 million, resulted in an additional provision for loan losses of $2.9 million.

TIB Financial reported total assets of $1.72 billion as of September 30, 2009, an increase of 7% from December 31, 2008. Total loans remained relatively flat at $1.23 billion compared to $1.22 billion at December 31, 2008 as growth in the commercial loan and residential loan portfolios offset a $26.2 million, or 32%, decline in indirect auto loans and a $32.7 million, or 22%, decline in construction and vacant land loans. Total deposits of $1.33 billion as of September 30, 2009 increased $198.0 million, or 17%, from December 31, 2008 due principally to the assumption of approximately $317 million of deposits and the operations of nine branches of the former Riverside Bank of the Gulf Coast from the FDIC in February 2009.

Index

We continue to execute our strategic plan and are reinvesting the proceeds provided from the assumption of the deposits of the former Riverside Bank of the Gulf Coast into quality loans generated through our relationship-based approach. We remain very pleased with the level of retention of our new customers. Additionally, we completed the merger of our Bank of Venice subsidiary into TIB Bank.  This merger will provide further operational cost savings and improve product availability for our Sarasota County customers.

As we aggressively address the challenges presented by the current economic and operating environment we continue to focus on new business initiatives, improvement of operating performance and resolution of non-performing assets.

Significant other developments are outlined below.

•
The net interest margin increased 8 basis points to 2.86% during the quarter in comparison to 2.78% in the second quarter due primarily to the investment strategy related to the acquired Riverside deposits and the continued reduction of the interest cost of our deposits and other funding. The net interest margin continues to be adversely impacted by the level of non-accrual loans and nonperforming assets, which reduced the margin by approximately 25 basis points during the quarter. We continue to maintain a higher level of short-term investments in light of the continuing economic stress and elevated volatility of financial markets, which also reduced the margin.

•	We continue to focus on relationship-based lending and generated approximately $10 million of new commercial loans and originated $37 million of residential mortgages during the period.

•
Under challenging and volatile financial market conditions, Naples Capital Advisors and TIB Bank’s trust department continued to establish new investment management and trust relationships, increasing the market value of assets under management to $144 million as of quarter end.

•
With respect to the Riverside transaction, during the third quarter, we have retained approximately 86% of the core deposits assumed while maintaining the attractive mix and reducing the interest cost of the deposit base. We further reduced operating expenses of these operations by over $700,000 compared to the second quarter.

•	At the end of the quarter, we completed the merger of The Bank of Venice into TIB Bank, integrated its operations and converted its information system.

•
Our indirect auto loan portfolio declined $7.4 million, or 12%, during the quarter to $55.8 million, or 5% of total loans. Non-performing loans in this business segment decreased to $1.2 million in comparison to $1.3 million at June 30, 2009 and charge-offs during the quarter remained relatively constant at $1.8 million compared to the second quarter. Additionally, total delinquency of indirect auto loans was relatively unchanged from the second quarter.

Three Months Ended September 30, 2009 and 2008:

Results of Operations

For the third quarter of 2009, our operations resulted in a net loss before dividends on preferred stock of $8.1 million compared to a net loss of $2.2 million in the previous year’s quarter.  Loss allocated to common shareholders was $0.59 per share for the 2009 quarter as compared a net loss of $0.15 per share for the comparable 2008 quarter.

Annualized loss on average assets allocated to common shareholders for the third quarter of 2009 was 1.97% compared to a loss on average assets of 0.56% for the third quarter of 2008.  The annualized loss on average shareholders’ equity was 28.78% for the third quarter of 2009 compared to a loss of 8.77% for the same quarter of 2008.

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

Net interest income was approximately $11.8 million for the three months ended September 30, 2009, an increase from the $11.7 million reported for the same period last year due to the significant increase in interest earning assets and interest bearing liabilities as a result of the assumption of the Riverside deposits and investment of the proceeds and the growth of the Company. The 32 basis point decrease in the net interest margin from 3.18% to 2.86% substantially offset the effect of the growth of the balance sheet on net interest income.

The net interest margin of 2.86% during the quarter increased 8 basis points in comparison to 2.78% in the second quarter of 2009 due primarily to the investment strategy related to the acquired Riverside deposits and the continued reduction of the interest cost of our deposits and other funding.  The net interest margin continues to be adversely impacted by the level of nonaccrual loans and non-performing assets, which reduced the margin by 25 basis points during the third quarter of 2009.  We continue to maintain a higher level of short-term investments in light of the continuing economic stress and elevated volatility of financial markets, which also reduced the margin.

The $1.9 million decrease in interest and dividend income for the third quarter of 2009 compared to the third quarter of 2008 was mainly attributable to decreased average rates on loan balances and investment securities due primarily to the 175 basis point decrease in the prime rate and significant declines in other market rates during the fourth quarter of 2008 and continuing throughout 2009 combined with a higher level of non-performing loans.  Partially offsetting this decline were decreases in the interest cost of transaction accounts, time deposits and borrowings due to commensurate decreases in interest rates paid on deposits and borrowings.  Increases in balances and changes in product mix, favoring higher yielding products, led to an increase in interest expense on savings deposits.

Index

Interest rates during the third quarter of 2009 were significantly lower than the prior year period due to the highly stimulative monetary policies undertaken by the Federal Reserve beginning in the third quarter of 2007. As a result of the actions taken by the Federal Reserve, the prime rate declined from 5.00% in the third quarter of 2008 to 3.25% by the fourth quarter of 2008 and has remained at that level in 2009.

Due to the rapid and significant decline in the prime rate, the overall lower interest rate environment and the higher level of non-accrual loans, the yield on our loans declined 96 basis points. The yield of our interest earning assets declined 110 basis points in the third quarter of 2009 compared to the third quarter of 2008 due to the reduction in the yield on our loans and the significant increase in the volume of lower yielding investment securities and short-term money market investments.

The lower interest rate environment also resulted in a significant decline in the interest cost of interest bearing liabilities.  The average interest cost of interest bearing deposits declined 98 basis points and the overall cost of interest bearing liabilities declined by 90 basis points compared to the third quarter of 2008.  Due to the rapidly declining interest rate environment, highly competitive deposit pricing on a local and national basis and the longer term structure of liabilities and their repricing sensitivity, we were not able to reduce the cost of our deposits and borrowings as quickly and to the same extent as the decline in our earning asset yield.

Going forward, we expect short-term market interest rates to remain low for an extended period of time.  We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan and investment yields, or they could increase due to strong demand in the financial markets, banking system and other local markets for liquidity which may be reflected in elevated pricing competition for deposits. The predominant drivers to increase net interest income are the composition of earning assets, a reduction of the level of non-performing assets, a reduction of interest rates paid on our deposits and the overall growth of our balance sheet.

Index

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended September 30, 2009 and September 30, 2008.

	2009			2008
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,242,296	$17,281	5.52%	$1,210,300	$19,718	6.48%
Investment securities (2)	350,981	3,035	3.43%	188,814	2,194	4.62%
Money Market Mutual Funds	4,925	2	0.16%	-	-	-
Interest-bearing deposits in other banks	27,279	18	0.26%	1,151	7	2.27%
Federal Home Loan Bank stock	10,447	44	1.67%	10,863	78	2.87%
Federal funds sold and securities sold under agreements to resell	1,811	-	0.00%	55,680	282	2.01%
Total interest-earning assets	1,637,739	20,380	4.94%	1,466,808	22,279	6.04%

Non-interest-earning assets:
Cash and due from banks	28,897			18,259
Premises and equipment, net	41,352			37,074
Allowance for loan losses	(23,696)			(16,506)
Other assets	78,105			55,533
Total non-interest-earning assets	124,658			94,360
Total assets	$1,762,397			$1,561,168

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$186,597	311	0.66%	$178,698	712	1.59%
Money market	208,176	646	1.23%	143,737	753	2.08%
Savings deposits	127,136	591	1.84%	48,850	125	1.02%
Time deposits	666,856	5,053	3.01%	603,353	6,197	4.09%
Total interest-bearing deposits	1,188,765	6,601	2.20%	974,638	7,787	3.18%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	202,213	1,284	2.52%	260,207	1,958	2.99%
Long-term borrowings	63,000	679	4.28%	63,000	821	5.18%
Total interest-bearing liabilities	1,453,978	8,564	2.34%	1,297,845	10,566	3.24%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	178,795			142,839
Other liabilities	18,009			20,819
Shareholders’ equity	111,615			99,665
Total non-interest-bearing liabilities and shareholders’ equity	308,419			263,323
Total liabilities and shareholders’ equity	1,762,397			$1,561,168

Interest rate spread (tax equivalent basis)			2.60%			2.80%
Net interest income (tax equivalent basis)		$11,816			$11,713
Net interest margin (3) (tax equivalent basis)			2.86%			3.18%

_______
(1)	Average loans include non-performing loans.
(2)
Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

Index

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the three months ended September 30, 2009 and September 30, 2008.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2009 Compared to 2008 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$510	$(2,947)	$(2,437)
Investment securities (2)	1,513	(672)	841
Money Market Mutual Funds	2	-	2
Interest-bearing deposits in other banks	23	(12)	11
Federal Home Loan Bank stock	(3)	(31)	(34)
Federal funds sold and securities purchased under agreements to resell	(282)	-	(282)
Total interest income	1,763	(3,662)	(1,899)

Interest expense
NOW accounts	30	(431)	(401)
Money market	266	(373)	(107)
Savings deposits	309	157	466
Time deposits	603	(1,747)	(1,144)
Short-term borrowings and FHLB advances	(396)	(278)	(674)
Long-term borrowings	-	(142)	(142)
Total interest expense	812	(2,814)	(2,002)

Change in net interest income	$951	$(848)	$103

________
(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.
(2)
Interest income includes the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Provision for Loan Losses

The provision for loan losses increased to $14.8 million in the third quarter of 2009 compared to $4.8 million in the comparable prior year period. The higher provision for loan losses in 2009 reflects the national and local market economic recession and the continued financial challenges of our consumer and commercial customers. While we continue to observe an increase in the number of residential real estate unit sales as compared to the prior year period and even the prior quarter, the impact of foreclosures and distressed sales is evident in the reduced value of real estate. Additionally, we experienced higher levels of non-performing loans and delinquencies and higher levels of net charge-offs. Net charge-offs were $8.1 million, or 2.58% of average loans on an annualized basis, during the three months ended September 30, 2009, compared to $3.4 million, or 1.10% of average loans on an annualized basis, for the same period in 2008. The charge-offs resulting from the indirect loan portfolio were $1.8 million and $2.7 million in the third quarter of 2009 and 2008, respectively.

Our provision for loan losses in future periods will be influenced by the loss potential of impaired loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

We continuously monitor and actively manage the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, both individual and business customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend may continue in the near term. Consequently, we may experience higher levels of delinquent and non-performing loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods. For additional information on nonperforming assets and the allowance for loan losses refer to the section entitled Nonperforming Assets and Allowance for Loan Losses below.

Non-interest Income

Excluding net gains/ (losses) on investment securities, non-interest income was $3.5 million in the third quarter of 2009 compared to $1.6 million in the third quarter of 2008. The increase is due primarily to a gain of $1.2 million resulting from the death benefit received from a bank owned life insurance policy covering a former employee. Adding to the increase in non-interest income were higher deposit service charges, fees from the origination and sale of residential mortgages in the secondary market and investment advisory fees. The former Riverside operations contributed $415,000 of service charge and other income during the third quarter of 2009.

Index

The following table represents the principal components of non-interest income for the third quarter of 2009 and 2008:

(Dollars in thousands)	2009	2008
Service charges on deposit accounts	$988	$747
Investment securities gains, net	1,127	(126)
Fees on mortgage loans sold	340	176
Investment advisory fees	279	153
Debit card income	327	186
Earnings on bank owned life insurance policies	157	123
Life insurance gain	1,186	-
Other	195	188
Total non-interest income	$4,599	$1,447

Non-interest Expense

During the third quarter of 2009, non-interest expense increased $3.2 million, or 27%, to $15.2 million compared to $12.0 million for the third quarter of 2008. Of this increase, $1.4 million is attributed to the acquired former Riverside operations and includes $254,000 of amortization of intangible assets. Excluding the effect of the former Riverside operations, FDIC insurance costs increased $358,000 due to higher deposit insurance premium rates and growth of deposits, $223,000 of information system conversion costs were incurred in merging the operations of The Bank of Venice, OREO write-downs and expenses increased $627,000 due to higher levels of foreclosed assets. Salaries and employee benefits costs in the third quarter of 2009 included $278,000 of severance costs and approximately $500,000 resulting from increased employee medical insurance benefits costs, incremental cost of additional staff to manage the higher level of problem assets, increased incentive (production and goal based) compensation and the impact of merit adjustments for certain employees.

Salaries and employee benefits increased $1.2 million in the third quarter of 2009 relative to the third quarter of 2008.  Salaries and employee benefits of $482,000 in the third quarter of 2009 reflect the hiring of new employees in connection with the Riverside transaction.  The third quarter 2009 includes $278,000 of severance related to the merger of The Bank of Venice into TIB Bank. The third quarter of 2009 also includes $136,000 of increased employee medical insurance benefits costs, $187,000 of increased incentive compensation related to residential mortgage production and other broader goal based incentive compensation awards. The addition of new positions to manage the higher level of problem assets combined with merit adjustments for certain employees resulted in approximately $137,000 of increased compensation related expenses compared to third quarter of the prior year.

For the third quarter of 2009, there was a $194,000 increase in occupancy expense as compared to the third quarter of 2008.  Excluding the $322,000 of occupancy costs related to the operations of the former Riverside branch network and facilities, the Company would have had a $128,000 decrease in occupancy costs for the quarter.  This decrease is a result of our continued focus on consolidating facilities and containing operating costs.

Other expenses increased $1.8 million in the third quarter of 2009 relative to the third quarter of 2008. Legal and other professional expenses increased by $276,000 due principally higher legal fees incurred in managing and resolving non-performing loans and assets. The third quarter of 2009 includes $628,000 in total other expenses attributable to the former Riverside operations and $223,000 of information system conversion costs due to Bank of Venice merger. FDIC insurance assessments increased by $487000 relative to the third quarter of 2008 due primarily due to higher deposits and a higher deposit insurance premium rate.  The $627,000 increase in OREO write downs and expenses during the third quarter of 2009 relate primarily to $618,000 market value adjustments on six properties due to the decline in real estate values reflected in updated appraisals. Other OREO expenses include ownership costs such as real estate taxes, insurance and other costs to own and maintain the properties.

The following table represents the principal components of non-interest expense for the third quarter of 2009 and 2008:

		2009		2008
(Dollars in thousands)	Total	Riverside Operations	Excluding Riverside
Salary and employee benefits	$7,288	$482	$6,806	$6,045
Net occupancy expense	2,365	322	2,043	2,171
Legal, and other professional	646	12	634	370
Information system conversion costs	144	(79)	223	-
Computer services	718	196	522	476
Collection costs	82	-	82	331
Postage, courier and armored car	277	27	250	217
Marketing and community relations	265	21	244	362
Operating supplies	217	48	169	132
Directors’ fees	217	-	217	201
Travel expenses	94	2	92	99
FDIC and state assessments	774	129	645	287
Amortization of intangibles	389	254	135	171
Net gains on disposition of repossessed assets	(105)	-	(105)	173
OREO write downs and expenses	1,017	-	1,017	390
Other operating expense	806	18	788	561
Total non-interest expense	$15,194	$1,432	$13,762	$11,986

Index

Income Taxes

The provision for income taxes includes federal and state income taxes.  The effective income tax rates for the three months ended September 30, 2009 and 2008 were 40.4% and 39.5%, respectively.  The fluctuations in effective tax rates reflect the effect of the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The higher benefit during 2009 was primarily due to a non-taxable gain resulting from the receipt of proceeds from a life insurance contract covering a former employee. The benefit during 2008 was increased by the recognition of a state income tax credit related to the Company’s funding of affordable housing construction costs for local charitable organizations. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, our overall level of taxable income.

Nine Months Ended September 30, 2009 and 2008:

Results of Operations

For the first nine months of 2009, our operations resulted in a net loss before dividends on preferred stock of $16.4 million compared to a net loss of $7.7 million in the first nine months of the previous year.  Loss allocated to common shareholders was $1.25 per share for the first nine months of 2009 as compared to a net loss of $0.53 per share for the comparable 2008 period.

Annualized loss on average assets allocated to common shareholders for the first nine months of 2009 was 1.38% compared to a loss on average assets of 0.67% for the first nine months of 2008.  Annualized loss on average shareholders’ equity was 18.58% for the first nine months of 2009 compared to a loss of 10.18% for the same period of 2008.

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

Net interest income was approximately $34.2 million for the nine months ended September 30, 2009, an increase from the $33.9 million reported for the same period last year due to the significant increase in interest earning assets and interest bearing liabilities as a result of the assumption of the Riverside deposits and investment of the proceeds and the growth of the Company. The 43 basis point decrease in the net interest margin from 3.19% to 2.76% substantially offset the effect of the growth of the balance sheet.

The net interest margin continues to be adversely impacted by the level of nonaccrual loans and non-performing assets which reduced the margin by 19 basis points during the nine months ended September 30, 2009. The utilization of the proceeds from the Riverside transaction to reduce borrowings and brokered time deposits and purchase investment securities further reduced the net interest rate spread because a greater portion of the Company’s assets were comprised of lower yielding investment securities and short-term money market investments. We continue to maintain a higher level of money market and other short-term investments in light of the continuing economic stress and elevated volatility of financial markets, which has also reduced the margin.

The $4.9 million decrease in interest and dividend income for the nine months of 2009 compared to the nine months of 2008 was mainly attributable to decreased average rates on loan balances and investment securities due primarily to the 400 basis point decrease in the prime rate and the significant decline in other interest rates combined with a higher level of non-performing loans.  Partially offsetting this decline were decreases in the interest cost of transaction accounts, time deposits and borrowings due to decreases in deposit interest rates paid and other market interest rates.  Increases in balances and changes in product mix, favoring higher yielding products, led to an increase in interest expense on savings deposits.

Interest rates during the nine months of 2009 were significantly lower than the prior year period due to the highly stimulative monetary policies undertaken by the Federal Reserve beginning in the third quarter of 2007. As a result of the actions taken by the Federal Reserve, the prime rate declined from 7.25% in the first quarter of 2008 to 3.25% by the fourth quarter of 2008 and has remained at that level in 2009.

Due to the rapid and significant decline in the prime rate, the overall lower interest rate environment and the higher level of non-performing loans, the yield on our loans declined 105 basis points. The yield of our interest earning assets declined 127 basis points in the nine months of 2009 compared to the nine months of 2008 due to the reduction in the yield on our loans and the significant increase in lower yielding investment securities and short-term money market investments.

The lower interest rate environment also resulted in a significant decline in the interest cost of interest bearing liabilities.  The average interest cost of interest bearing deposits declined 103 basis points and the overall cost of interest bearing liabilities also declined by 100 basis points compared to the first nine months of 2008.  Due to the rapidly declining interest rate environment, highly competitive deposit pricing on a local and national basis and the longer term structure of liabilities and their repricing sensitivity, we were not able to reduce the cost of our deposits and borrowings as quickly and to the same extent as the decline in our earning asset yield.

Going forward, we expect short-term market interest rates to remain low for an extended period of time.  We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan and investment yields, or they could increase due to strong demand in the financial markets, banking system and our local markets for liquidity which may be reflected in elevated pricing competition for deposits. The predominant drivers to increase net interest income are the composition of earning assets, a reduction of interest rates paid on our deposits, the reduction of non-performing assets and the overall growth of our balance sheet.

Index

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the nine months ended September 30, 2009 and September 30, 2008.

	2009			2008
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,232,380	$52,476	5.69%	$1,172,173	$59,148	6.74%
Investment securities (2)	340,660	9,445	3.71%	174,337	6,209	4.76%
Money Market Mutual Funds	41,817	132	0.42%	-	-	-
Interest-bearing deposits in other banks	32,742	58	0.24%	2,478	50	2.71%
Federal Home Loan Bank stock	11,168	25	0.30%	9,370	330	4.71%
Federal funds sold and securities sold under agreements to resell	3,916	5	0.17%	69,795	1,338	2.56%
Total interest-earning assets	1,662,683	62,141	5.00%	1,428,153	67,075	6.27%

Non-interest-earning assets:
Cash and due from banks	31,650			19,165
Premises and equipment, net	39,269			37,650
Allowance for loan losses	(23,837)			(15,623)
Other assets	74,661			53,939
Total non-interest-earning assets	121,743			95,131
Total assets	$1,784,426			$1,523,284

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$181,601	954	0.70%	$183,947	2,601	1.89%
Money market	192,357	2,145	1.49%	164,444	3,128	2.54%
Savings deposits	113,739	1,549	1.82%	50,232	436	1.16%
Time deposits	707,882	17,003	3.21%	559,959	18,629	4.44%
Total interest-bearing deposits	1,195,579	21,651	2.42%	958,582	24,794	3.45%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	216,688	4,019	2.48%	229,503	5,661	3.29%
Long-term borrowings	63,000	2,123	4.51%	63,000	2,545	5.40%
Total interest-bearing liabilities	1,475,267	27,793	2.52%	1,251,085	33,000	3.52%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	172,847			151,566
Other liabilities	18,020			19,930
Shareholders’ equity	118,292			100,703
Total non-interest-bearing liabilities and shareholders’ equity	309,159			272,199
Total liabilities and shareholders’ equity	$1,784,426			$1,523,284

Interest rate spread (tax equivalent basis)			2.48%			2.75%
Net interest income (tax equivalent basis)		$34,348			$34,075
Net interest margin (3) (tax equivalent basis)			2.76%			3.19%

_______
(4)	Average loans include non-performing loans.
(5)
Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(6)	Net interest margin is net interest income divided by average total interest-earning assets.

Index

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the nine months ended September 30, 2009 and September 30, 2008.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2009 Compared to 2008 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$2,921	$(9,593)	$(6,672)
Investment securities (2)	4,859	(1,623)	3,236
Money Market Mutual Funds	132	-	132
Interest-bearing deposits in other banks	92	(84)	8
Federal Home Loan Bank stock	53	(358)	(305)
Federal funds sold and securities purchased under agreements to resell	(670)	(663)	(1,333)
Total interest income	7,387	(12,321)	(4,934)

Interest expense
NOW accounts	(33)	(1,614)	(1,647)
Money market	467	(1,450)	(983)
Savings deposits	768	345	1,113
Time deposits	4,255	(5,881)	(1,626)
Short-term borrowings and FHLB advances	(302)	(1,340)	(1,642)
Long-term borrowings	-	(422)	(422)
Total interest expense	5,155	(10,362)	(5,207)

Change in net interest income	$2,232	$(1,959)	$273

________
(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.
(2)
Interest income includes the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

Provision for Loan Losses

The provision for loan losses increased to $25.8 million in the first nine months of 2009 compared to $13.1 million in the comparable prior year period. The higher provision for loan losses in 2009 reflects the national and local market economic recession and the continued financial challenges of our consumer and commercial customers. While we continue to see an increase in the number of residential real estate unit sales as compared to the prior year period and even the prior quarter, the impact of foreclosures and distressed sales is evident in the reduced value of real estate. Additionally, we experienced higher levels of non-performing loans and delinquencies and higher levels of net charge-offs. Net charge-offs were $17.5 million, or 1.90% of average loans on an annualized basis, during the nine months ended September 30, 2009, compared to $10.1 million, or 1.15% of average loans on an annualized basis, for the same period in 2008. The charge-offs resulting from the indirect loan portfolio were $5.9 million and $8.3 million in the first nine months of 2009 and 2008, respectively.

Our provision for loan losses in future periods will be influenced by the loss potential of impaired loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

We continuously monitor and actively manage the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, both individual and business customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend may continue in the near term. Consequently, we may experience higher levels of delinquent and non-performing loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods. For additional information on nonperforming assets and allowance for loan losses refer to the section entitled Nonperforming Assets and Allowance for Loan Losses below.

Non-interest Income

Excluding net gains/ (losses) on investment securities, non-interest income was $7.5 million for the first nine months of 2009 compared to $4.7 million in the prior year period of 2008. The increase is due primarily to a gain of $1.2 million resulting from the death benefit received from a bank owned life insurance policy covering a former employee. Adding to the increase in non-interest income were higher deposit service charges and investment advisory fees. The former Riverside operations contributed $1.3 million of service charge and other income during the period.

Index

The following table represents the principal components of non-interest income for the first nine months of 2009 and 2008:

(Dollars in thousands)	2009	2008
Service charges on deposit accounts	$3,156	$2,188
Investment securities gains (losses), net	1,818	(1,128)
Fees on mortgage loans sold	773	621
Investment advisory fees and trust fees	700	413
Debit card income	724	568
Earnings on bank owned life insurance policies	418	372
Life insurance gain	1,186	-
Other	535	505
Total non-interest income	$9,310	$3,539

Non-interest Expense

During the first nine months of 2009, non-interest expense increased $7.8 million, or 21%, to $44.7 million compared to $36.9 million for the first nine months of 2008. Of this increase, $4.7 million is attributed to the acquired former Riverside operations and includes $636,000 of amortization of intangible assets. Excluding the effect of the former Riverside operations, FDIC insurance costs increased $1.7 million primarily due to a special assessment of $631,000, higher deposit insurance premium rates and growth of deposits, $223,000 of information system conversion costs were incurred in merging the operations of The Bank of Venice and OREO write-downs and expenses increased $1.7 million due to higher levels of foreclosed assets. Salaries and employee benefits costs in the first nine months of 2009 included $987,000 of severance costs and approximately $1.2 million resulting from increased employee medical insurance benefits costs, incremental cost of additional staff to manage the higher level of problem assets, increased incentive (production and goal based) compensation and the impact of merit adjustments for certain employees.

Salaries and employee benefits increased $3.3 million in the first nine months of 2009 relative to the first nine months of 2008.  Salaries and employee benefits of $1.4 million in the first nine months of 2009 reflect the hiring of new employees in connection with the Riverside transaction.  Unrelated severance costs accounted for approximately $609,000 of the first nine months increase of which $278,000 relates to Bank of Venice merger.  The first nine months of 2009 also includes $145,000 of increased employee medical insurance benefits costs. The addition of new positions to manage the higher level of problem assets and merit adjustments for certain employees resulted in approximately $1.1 million of increased compensation related expenses compared to the first nine month of the prior year

For the first nine months of 2009, there was a $584,000 increase in occupancy expense as compared to the first nine months of 2008.  Excluding the $1.0 million of occupancy costs related to the operations of the former Riverside branch network and facilities, the Company would have had a $435,000 decrease in occupancy costs for the nine months of 2009.  This decrease is a result of our continued focus on consolidating facilities and containing operating costs.

Other expenses increased $4.0 million in the first nine months of 2009 relative to the first nine months of 2008.  The first nine months of 2008 included $1.2 million in write-downs of repossessed vehicles and related assets attributable to the restructuring of our indirect lending operations.  The first nine months of 2009 includes $2.2 million in other expenses attributable to the former Riverside operations. Legal and other professional expenses increased to $400,000 due principally to higher legal fees incurred in managing and resolving non-performing loans and assets. An increase in the cost of FDIC insurance assessments of $2.2 million relative to the first nine months of 2008 is due primarily to a special assessment of approximately $800,000, higher deposits and a higher deposit insurance premium rate.  The special assessment was charged to all FDIC insured institutions during the second quarter of 2009 based on assets. Other operating expense includes $223,000 of information system conversion costs related to the Bank of Venice merger.  OREO write downs and expenses of $2.4 million during the 2009 period relate primarily to $696,000 of losses recognized on the sales of seven properties. Additionally, market value adjustments of $899,000 were recognized on nine other properties due to the decline in real estate values reflected in updated appraisals.

The following table represents the principal components of non-interest expense for the first nine months of 2009 and 2008:

		2009		2008
(Dollars in thousands)	Total	Riverside Operations	Excluding Riverside
Salary and employee benefits	$21,736	$1,428	$20,308	$18,456
Net occupancy expense	6,955	1,019	5,936	6,371
Legal, and other professional	1,755	76	1,679	1,355
Information system conversion costs	344	121	223	-
Computer services	2,006	409	1,597	1,638
Collection costs	304	-	304	877
Postage, courier and armored car	808	129	679	668
Marketing and community relations	785	74	711	962
Operating supplies	552	140	412	415
Directors’ fees	669	-	669	607
Travel expenses	271	7	264	265
FDIC and state assessments	2,296	370	1,926	863
Special FDIC assessment	800	169	631	-
Amortization of intangibles	1,041	636	405	513
Net (gain) loss on disposition of repossessed assets	(210)	-	(210)	1,343
OREO write downs and expenses	2,423	-	2,423	767
Other operating expense	2,184	93	2,091	1,776
Total non-interest expense	$44,719	$4,671	$40,048	$36,876

Index

Income Taxes

The provision for income taxes includes federal and state income taxes.  The effective income tax rates for the nine months ended September 30, 2009 and 2008 were 39.2% and 38.8%, respectively.  The fluctuations in effective tax rates reflect the effect of the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The higher benefit during 2009 was primarily due to a non-taxable gain resulting from the receipt of proceeds from a life insurance policy covering a former employee. The benefit during 2008 was increased by the recognition of a state income tax credit related to the Company’s funding of affordable housing construction costs for local charitable organizations. Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, our overall level of taxable income.

Balance Sheet

Total assets at September 30, 2009 were $1.72 billion, an increase of $107.5 million or 6.7%, from total assets of $1.61 billion at December 31, 2008.  Total loans remained relatively flat at $1.23 billion compared to $1.22 billion at December 31, 2008.  Also, in the same period, investment securities increased $38.7 million. The increase in assets and investment securities during the first nine months of 2009 was primarily due to the assumption of the deposits of Riverside. As a result of the acquisition and the increase in cash and short-term investments, $70.0 million of FHLB borrowings and $111.1 million of brokered time deposits were repaid.

At September 30, 2009 advances from the Federal Home Loan Bank were $125.0 million, a $77.9 million decrease from $202.9 million at December 31, 2008.  Total deposits of $1.33 billion as of September 30, 2009 increased $198.0 million, or 17.4%, from December 31, 2008. This increase is due primarily to the assumption of $317.0 million of deposits from the operations of former Riverside and is net of the $111.1 million reduction of brokered time deposits. Deposits from the Riverside acquisition were $257.8 million at September 30, 2009 and represent core deposit retention of 86%.

Shareholders’ equity totaled $104.3 million at September 30, 2009, decreasing $16.8 million from December 31, 2008. Book value per common share decreased to $4.75 at September 30, 2009 from $5.92 at December 31, 2008.  The Company declared a 1% stock dividend in the second, third, and fourth quarters of 2008 and a quarterly cash dividend of $0.0589 per share in the first quarter of 2008.  The Company also declared a 1% stock dividend in the first, second, and third quarters of 2009.

Investment Securities

During the first nine months of 2009 and 2008, we realized net gains of $2.6 million and $1.1 million relating to sales of approximately $379.8 million (including the liquidation of funds temporarily invested in money market mutual funds) and $45.7 million of available for sale securities, respectively. The investment of the cash received pursuant to the assumption of Riverside’s deposits, resulted in a $38.7 million increase in investment securities to $264.4 million as of September 30, 2009. The new securities are primarily intermediate-term investments intended to maintain available liquidity to redeploy as loans to local consumers and businesses. Additionally, during the period of time between the February 13, 2009 date of the Riverside transaction and when a portion of the proceeds from the transaction were utilized to reduce wholesale funding in March and April, 2009, a significant portion of these securities were lower yielding money market and cash equivalent securities.

As previously described in the Annual Report on Form 10-K for 2008, as of September 30, 2009, the Company owns four collateralized debt obligation investment securities (three backed primarily by corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities and the fourth backed by trust preferred securities of banks and insurance companies) with an aggregate original cost of $15.0 million.  In determining the estimated fair value of these securities, management utilizes a discounted cash flow modeling valuation approach which is discussed in greater detail in Note 8 - Fair Value. These securities are floating rate securities which were rated "A" or better by an independent and nationally recognized rating agency at the time of purchase. At various dates during 2007, 2008 and 2009, due to ratings downgrades, changes in estimates of future cash flows and the amounts of impairment, management concluded that the losses of value for the homebuilder, REIT, real estate company and commercial mortgage backed securities collateralized debt obligations aggregating $10.0 million were other than temporary under generally accepted accounting principles. Accordingly, the Company wrote these investment securities down at various dates to their estimated fair value. During the first nine months of 2009 and 2008, the Company recognized approximately $763,000 and $1.2 million of such write-downs, respectively. Through the end of the second quarter of 2009 the write-down of these three securities to $0 resulted in the recognition of cumulative other than temporary impairment losses of $10.0 million. During 2009, the estimated fair value of the security backed by trust preferred securities of banks and insurance companies declined further due to the occurrence of additional defaults or deferrals by certain underlying issuers and changes in the estimated timing of the future cash flow and discount rate assumptions used to estimate the value of these securities. As of September 30, 2009, management concluded that the further decline in value does not meet the definition of other than temporary under generally accepted accounting principles because no credit loss has been incurred.

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

Index

Loan Portfolio Composition

Two of the most significant components of our loan portfolio are classified in the notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$126,309	19%	$108,165	16%
Office Buildings	107,010	16%	105,159	16%
Hotels/Motels	98,118	14%	90,091	14%
1-4 Family and Multi Family	76,890	11%	88,512	14%
Guesthouses	84,320	12%	84,993	13%
Retail Buildings	77,668	12%	71,184	11%
Restaurants	50,019	7%	47,680	7%
Marinas/Docks	19,686	3%	20,130	3%
Warehouse and Industrial	30,081	4%	29,031	4%
Other	13,727	2%	13,571	2%
Total	$683,828	100%	$658,516	100%

	September 30, 2009		December 31, 2008

	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition
Construction:
Residential – owner occupied	$7,319	6%	$11,866	8%
Residential – commercial developer	15,900	14%	21,052	14%
Commercial structure	12,229	11%	18,629	13%
	35,448	31%	51,547	35%
Land:
Raw land	25,825	23%	25,890	18%
Residential lots	14,105	12%	13,041	9%
Land development	17,745	15%	19,975	13%
Commercial lots	21,490	19%	36,856	25%
Total land	79,165	69%	95,762	65%

Total	$114,613	100%	$147,309	100%

Non-performing Assets and Allowance for Loan Losses

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

(Dollars in thousands)	September 30, 2009	December 31, 2008
Total non-accrual loans	$66,235	$39,776
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	66,235	39,776

Non-accrual investment securities	2,043	763
Repossessed personal property (primarily indirect auto loans)	473	601
Other real estate owned	19,582	4,323
Other assets (*)	2,087	2,076
Total non-performing assets	$90,420	$47,539

Allowance for loan losses	$32,115	$23,783

Loans in compliance with terms modified in troubled debt restructurings and not included in non-performing loans above	$35,302	$17,308

Non-performing assets as a percent of total assets	5.26%	2.95%
Non-performing loans as a percent of total loans	5.39%	3.25%
Allowance for loan losses as a percent of non-performing loans	48.49%	59.79%
Annualized net charge-offs for the quarter as a percent of average loans	2.58%	3.02%

Index

(*)
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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million. During the second quarter of 2008, the USDA paid the Company the principal and accrued interest and allowed the Company to apply other proceeds previously received to capitalized liquidation costs and protective advances. The non-guaranteed principal and interest ($2.0 million at September 30, 2009 and December 31, 2008) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $123,000 and $112,000 at September 30, 2009 and December 31, 2008, respectively, are included as “other assets” in the financial statements.

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

Non-accrual loans as of September 30, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	September 30, 2009		December 31, 2008
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential	35	$8,187	18	$4,014
Commercial 1-4 family investment	15	14,652	10	8,063
Commercial and agricultural	5	669	2	64
Commercial real estate	23	21,025	17	13,013
Land development	8	20,353	4	12,584
Government guaranteed loans	2	143	2	143
Indirect auto and consumer loans	111	1,206	155	1,895
		$66,235		$39,776

Net activity relating to nonaccrual loans during the third quarter of 2009 is as follows:

Nonaccrual Loan Activity (Other Than Indirect Auto and Consumer)
(Dollars in thousands)

Nonaccrual loans at June 30, 2009	$60,489
Returned to accrual	(1,612)
Net principal paid down on nonaccrual loans	(2,894)
Charge-offs	(6,246)
Loans foreclosed - transfered to OREO	(15,475)
Loans placed on nonaccrual	30,767
Nonaccrual loans at September 30, 2009	$65,029

Index

An expanded analysis of the more significant loans classified as nonaccrual during the third quarter of 2009 and remaining classified as of September 30, 2009, is as follows:

Significant Nonaccrual Loans (Other Than Indirect Auto and Consumer)
(Dollars in thousands)
Collateral Description	Original Loan Amount	Original Loan to Value (Based on Original Appraisal)	Current Loan Amount	Specific Allocation of Reserve in Allowance for Loan Losses at September 30, 2009
Arising in Third Quarter 2009
Commercial 1-4 family residential	$7,378	70%	$6,934	$502
Two luxury homes in SW Florida – commercial developer	4,994	58%	4,994	-
Hotel in SW Florida	4,600	79%	4,118	618
Mixed use – developer	3,602	80%	3,663	1,344
Commercial real estate	1,720	78%	1,676	-
Commercial real estate	1,408	80%	1,300	104
Residential 1-4 family home	1,008	80%	1,001	389
Numerous smaller balance primarily 1-4 family residential and commercial real estate loans			7,081	1,606
		Total	$30,767	$4,563

Nonaccrual Prior to Third Quarter 2009 Remaining on Nonaccrual at September 30, 2009
Vacant land – residential development	$10,000	61%	$10,000	$5,000
Two restaurants SW Florida	5,099	68%	4,949	365
Two office buildings – developer	4,807	75%	4,685	375
Vacant land – residential development	4,750	37%	4,750	-
Office Building	1,158	66%	1,118	-
Numerous smaller balance primarily 1-4 family residential and commercial real estate loans			8,760	1,056
			$34,262	$6,796
		Total	$65,029	$11,359

Of the $30.8 million of loans placed on nonaccrual during the third quarter, $9.9 million related to loans which we reviewed during the quarter and determined that no specific reserves were necessary at such time. The remaining loans which were also reviewed during the quarter had allocated specific reserves of $4.6 million of which approximately $2.8 million represented an increase in the allocation of specific reserves for those loans during the quarter. The two large loan relationships resulting in the majority of the balance of loans foreclosed had specific reserves of approximately $1.0 million as of June 30, 2009. Charge-offs of $3.8 million relating to these loans were recorded during the quarter based upon current appraisals as of their respective foreclosure dates resulting in a net impact of approximately $2.8 million on the provision for loan losses during the third quarter of 2009.

Net activity relating to other real estate owned loans during the third quarter of 2009 is as follows:

OREO Activity
(Dollars in thousands)

OREO as of June 30, 2009	$7,142
Real estate acquired	15,475
Write-down of value	(606)
Properties sold	(2,429)
OREO as of September 30, 2009	$19,582

Index

An expanded analysis of the significant components of other real estate owned as of September 30, 2009 is as follows:

OREO Analysis as of September 30, 2009
(Dollars in thousands)
Property Description	Original Loan Amount	Original LTV	Carrying Value at September 30, 2009
Acquired in Third Quarter 2009
Seven developed commercial lots	$13,500	50%	$9,111
Six 1-4 family residential condominiums (new construction – seventh unit acquired was sold during the quarter)	$7,066	72%	4,922
Other (1 lot and 1 condominium)			611
		Total	$14,644

Acquired Prior to the Third Quarter
Other Land (4 Lots – 3 Loans)			$2,323
Commercial Real Estate (3 Loans)			2,107
Other 1-4 Family Residential (3 Loans)			508
		Total	$19,582

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $32.1 million and $23.8 million at September 30, 2009 and December 31, 2008, respectively.  Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans.  The result is that commercial real estate loans and commercial loans are classified into the following risk categories: Pass, Special Mention, Substandard or Loss.  The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss.  The specific component relates to loans that are individually classified as impaired.  Otherwise, we esitmate an allowance for each risk category.  The general allocations to each risk category are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally,  residential mortgage, commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. Nonaccrual loans and restructured loans where loan term concessions benefitting the borrowers have been made are generally designated as impaired. Impaired loans presented in the table below include the $65.0 million of nonperforming loans, included in the tables above, other than indirect and consumer loans, along with $34.2 million of restructured loans which are in compliance with modified terms and not reported as non-performing and other impaired loans which are not currently classified as non-accrual, but meet the criteria for classification as an impaired loan (i.e. loans for which the collection of all principal and interest amounts as specified in the original loan contract are not expected, or where management has substantial doubt that the collection will be as specified, but is still expected to occur in its entirety). Collectively, these loans comprise the potential problem loans individually considered along with historical portfolio loss experience and trends and other quanitative and qualitative factors applied to the balance of our evaluation of the adequacy of the allowance for loan losses.

If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows discounted using the loan’s original rate or at the fair value of collateral , less disposition costs, if repayment is expected solely from the collateral. Impaired loans are as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Loans with no allocated allowance for loan losses	$28,858	$8,344
Loans with allocated allowance for loan losses	87,763	53,765
Total	$116,621	$62,109

Amount of the allowance for loan losses allocated	$15,101	$6,116

Amount of nonaccrual loans classifited as impaired	$65,029	$37,881

	September 30, 2009
(Dollars in thousands)	Total Impaired Loans	Impaired Loans With Allocated Allowance	Amount of Allowance Allocated	Impaired Loans With No Allocated Allowance
Commercial	$2,815	$2,479	$558	$336
Commercial Real Estate	100,940	74,865	12,311	26,075
Residential	10,831	8,980	1,888	1,851
Consumer	109	109	109	-
HELOC	1,926	1,330	235	596
Total	$116,621	$87,763	$15,101	$28,858

	December 31, 2008
(Dollars in thousands)	Total Impaired Loans	Impaired Loans With Allocated Allowance	Amount of Allowance Allocated	Impaired Loans With No Allocated Allowance
Commercial	$1,654	$1,219	$1,183	$435
Commercial Real Estate	52,924	47,251	3,963	5,673
Residential	6,307	4,312	838	1,995
Consumer	50	44	-	6
HELOC	1,174	939	132	235
Total	$62,109	$53,765	$6,116	$8,344

Indirect auto loans and consumer loans generally are not analyzed individually and or separately identified for impairment disclosures.  These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors mentioned above.

Based on an analysis performed by management at September 30, 2009, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon our recent historical loss experience, the level of non-performing and delinquent loans, information known today and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Subsequent to the end of the quarter, a loan relationship totaling $7.1 million, collateralized principally by land in southwest Florida, and a loan relationship totaling $9.8 million, collateralized by a recently opened luxury boutique hotel in southwest Florida, were placed on nonaccrual. At September 30, 2009, having been restructured in a prior period, these loans were classified as impaired with aggregate specific reserve allocations of $787,000 and were considered in our evaluation of the adequacy of the allowance for loan losses. A $5.5 million loan, collateralized by bay-front land in the Florida Keys, was also placed on nonaccrual subsequent to September 30, 2009. An updated appraisal of this property was obtained in late October 2009, which indicated that no specific allocation was necessary on this loan at this time. Additionally, subsequent to the end of the quarter, we received a $2.5 million principal reduction on a loan which was placed on nonaccrual during the third quarter, described in the table above as collateralized by luxury homes in southwest Florida, resulting from the sale of one of the two homes.

Index

As previously discussed in Note 6 to the unaudited consolidated financial statements, TIB Bank has entered into a Memorandum of Understanding with bank regulatory agencies. In addition to increasing capital ratios, the Bank has agreed to improve its asset quality by reducing the balance of assets classified substandard and doubtful in the report from the most recent regulatory examination through collection, disposition, charge-off or improvement in the credit quality of the loans. Further, the Bank has agreed to make every effort to reduce its risk in its concentration in commercial real estate consistent with the Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices. In addition, the Bank agreed to establish appropriate concentration limits and sublimits by types of loans and collateral and adopt appropriate timelines to achieve those limits as a percent of capital and to report our progress to the regulators on a quarterly basis.

Deferred Tax Assets

Included in the balance sheet category “Accrued interest receivable and other assets,” as of September 30, 2009 and December 31, 2008 were $24.3 million and $13.7 million of net deferred tax assets, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% probability) that all or part of the benefit related to such assets will not be realized. Based on our earnings history, the nature and source of our recent loans and projected future earnings, we have determined that no valuation allowance was required at September 30, 2009 or December 31, 2008. At each period end we have evaluated the carrying amount of our deferred tax assets and the need for a valuation allowance in accordance with the guidance and criteria provided by ASC 740-10.  As required, we believe we have carefully evaluated and weighed the positive and negative evidence present at each period and given appropriate weight in our evaluation that cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome.

In arriving at our conclusion, we have given significant weight to our future projected earnings, our historical earnings prior to this recessionary period and that our current losses are due to the current economic environment. As our organization has historically been managed to a five-year business horizon, we prepare a detailed current and subsequent year budget along with a strategic and business plan which extends five years. We have historically performed and achieved our goals under our five-year plans which are approved by our Board of Directors. Based upon these projections, we estimate that the deferred tax assets for Federal and state purposes will be fully realized within this five year period and we believe this timeframe to be acceptable and reasonalbe in assessing the realizability of our deferred tax assets. As of December 31, 2008, we had no net operating loss carryforwards for federal income tax purposes. In addition, Federal and state law provide for a 20 year carryforward period for net operating losses. The state net operating loss carryforward generated during 2008 will expire in 2028 if unused. The federal and state net operating loss carryforwards generated in 2009 will expire in 2029 if unused. Accordingly, we have concluded it is more likely than not that our deferred tax assets will be fully realized and no valuation allowance is necessary as of September 30, 2009.

However, if our future operating results vary significantly from our currently projected future taxable income, future analyses may result in the need for or subsequent increases in such valuation allowances which may be material to the financial condition and results of operations of the Company.  If such a valuation allowance is required in the future, it would not have an impact on the Bank's regulatory capital ratios because no amount of deferred tax assets are included in such ratios as of September 30, 2009.

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

The Company has approximately $6.4 million of goodwill arising primarily from the 2007 acquisition of The Bank of Venice and, to a lesser extent, the acquisitions of Riverside and Naples Capital Advisors, Inc. The Company performed its annual review of goodwill for potential impairment as of December 31, 2008 and an interim assessment as of September 30, 2009.  These reviews included valuing the reporting unit, which is comprised of the two banks, using a combination of the Company's common stock price at each point in time, deal values of recent comparable transactions and, for the December 31, 2008 assessment, an analysis of the expected present value of future cash flows. As of December 31, 2008, the fair value of the reporting unit exceeded its carrying value; therefore goodwill was not impaired. As of September 30, 2009, the carrying value of the reporting unit exceeded its fair value, requiring the second step of the goodwill impairment test to be performed. The Company utilized third party valuation specialists to assist in our goodwill impairment testing by estimating the fair values of certain of our assets and liabilities as of September 30, 2009. Based upon the allocation of these fair values, the second step of the goodwill impairment test indicated that the estimated implied fair value of goodwill exceeded its carrying value. Accordingly, no impairment loss was recognized.

Index

The Company is required to perform the goodwill impairment tests whenever indicators of impairment exist and many of the fair values and estimates utilized in the impairment test are outside of the control of the Company and its management. It is reasonably possible that future impairment tests may require the recognition of impairment losses.

Capital and Liquidity

Capital

The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes.  As of September 30, 2009, the Company's ratio of total capital to risk-weighted assets was 9.1% and the leverage ratio was 5.7% which meet the level required to be Adequately Capitalized for regulatory purposes. The decrease from the 12.6% and 8.9% reported as of December 31, 2008 is related to the increase in risk weighted assets and total average assets due to the growth of our assets and the current year net loss.  Additionally, regulatory capital computations differ from the amount of shareholders’ equity reported under accounting principles generally accepted in the United States and include limits on the includible amounts of deferred tax assets. Generally, deferred tax assets that are dependent upon future taxable income are limited to the lesser of the amount of deferred tax assets that the company expects to realize within one year of the calendar quarter-end date, based on its projected future taxable income for that year, or 10% of the amount of their Tier 1 capital. As of September 30, 2009, $25.1 million and $24.0 million of deferred tax assets were excluded from the capital computations for the Company and TIB Bank, respectively. Accordingly, no deferred tax assets are included in the computation of regulatory capital ratios as of September 30, 2009. These exclusions reduced the total capital to risk-weighted assets ratios by approximately 182 basis points and 174 basis points and the leverage ratios by approximately 135 basis points and 130 basis points for the Company and TIB Bank, respectively.

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At September 30, 2009, TIB had a Tier 1 leverage capital ratio of 5.6% and a total risk-based capital ratio of 9.1%.  As a result of the merger of The Bank of Venice into TIB Bank, the Memorandum of Understanding for The Bank of Venice executed on April 27, 2009 was terminated.

If a bank is classified as adequately capitalized the bank is subject to certain restrictions.  One of the restrictions is that the bank may not accept, renew or roll over any brokered deposits (including CDARs deposits) without being granted a waiver of the prohibition by the FDIC. As of September 30, 2009, we had $129.3 million of brokered deposits consisting of $85.7 million of reciprocal CDARs deposits and $43.7 million of traditional brokered and one-way CDARs deposits representing approximately 9.7% of our total deposits. $100.5 million of CDARs deposits and $18.0 million of traditional brokered deposits mature within the next twelve months. An inability to roll over or raise funds through CDARs deposits or brokered deposits could have a material adverse impact on our liquidity.  Additional restrictions include limitations on deposit pricing, the preclusion from paying “golden parachute” severance payments and the requirement to notify the bank regulatory agencies of certain significant events.

On December 5, 2008, under the U.S. Department of Treasury’s (the “Treasury”) Capital Purchase Program (the “CPP”) established under the Troubled Asset Relief Program (the “TARP”) that was created as part of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company issued to Treasury 37,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $0.10 par value, having a liquidation amount of $1,000 per share, and a ten-year warrant to purchase 1,106,389 shares of common stock at an exercise price of $5.02 per share, for aggregate proceeds of $37.0 million. Approximately $32.9 million was allocated to the initial carrying value of the preferred stock and $4.1 million to the warrant based on their relative estimated fair values on the issue date. The fair value of the preferred stock was determined using a discount rate of 13% and an assumed life of 10 years and resulted in an estimated fair value of $23.1 million. The fair value of the warrant was determined using the Black-Scholes Model utilizing a 0% dividend yield, a 2.67% risk-free interest rate, a 43% volatility assumption and 10 year expected life. These assumptions resulted in an estimated fair value of $2.9 million for the warrant. The $37.0 million of proceeds received were allocated between the preferred stock and the warrant based on their relative fair values. This resulted in the preferred stock being recognized at a discount from its $37.0 million liquidation preference by an amount equal to the relative fair value of the warrant. The discount is currently being accreted using the constant effective yield method over the first five years. During the first nine months of 2009, $621,000 of accretion and $1.3 million of dividend was recorded. The total capital raised through this issue qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.

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

The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all accrued cumulative preferred dividends that are due. For three years from the issue date, the Company also may not increase its common stock dividend rate above a quarterly rate of $.058 per share or repurchase its common shares without Treasury’s consent, unless Treasury has transferred all the preferred shares to third parties or the preferred stock has been redeemed.

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

Index

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

Due to the contracting economic conditions, the higher level of nonperforming assets, general regulatory initiatives to increase capital levels, the potential for further operating losses and the agreement to move in good faith to increase its capital, the Company is evaluating its capital position and opportunities to increase its capital and filed a registration statement on August 14, 2009 for registering additional shares of common stock to be sold in a public offering. This may result in the issuance of additional shares of common stock or securities convertible into common stock.

Liquidity

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity.  The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported in their most recent quarterly financial information submitted to the Federal Home Loan Bank and subject to the pledging of sufficient collateral.  At September 30, 2009, there were $125.0 million in advances outstanding in addition to $25.3 million in letters of credit including $25.0 million used in lieu of pledging securities to the State of Florida to collateralize governmental deposits.  As of September 30, 2009, collateral availability under our agreements with the Federal Home Loan Bank provides for total borrowings of up to approximately $225.5 million of which $75.2 million is available.

The Bank has unsecured overnight federal funds purchased accommodations up to a maximum of $25.0 million from their correspondent bank. As of September 30, 2009, collateral availability under our agreement with the Federal Reserve Bank of Atlanta (“FRB”) provides for up to approximately $137.2 million of borrowing availability from the FRB discount window. Effective October 19, 2009, the Federal Reserve Board implemented new collateral margins for discount window lending.  The change resulted in an approximate $36.0 million reduction of borrowing availability. We continue to monitor our liquidity position as part of our asset-liability management. We believe that we have adequate funding sources through unused borrowing capacity from our correspondent banks, the FHLB and FRB, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

During the second, third, and fourth quarters of 2008 and the first, second, and third quarters of 2009, the Company’s Board of Directors declared 1% (one percent) stock dividends to holders of record as of July 7, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 respectively. The stock dividends were distributed on July 17, 2008, October 10, 2008, January 10, 2009, April 10, 2009, July 10, 2009 and October 10, 2009. The decision to replace our quarterly cash dividend with a stock dividend was made after consideration of the current and projected economic and operating environment and to conserve cash and capital resources at the holding company to support the potential capital needs of the Bank. The Bank and the Company currently maintain regulatory requirements to meet the definition of adequately capitalized. As previously described, TIB Bank has entered into an informal agreement with Bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect. At September 30, 2009, TIB had a Tier 1 leverage capital ratio of 5.6% and a total risk-based capital ratio of 9.1%.

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

As of September 30, 2009, our holding company had cash of approximately $376,000.  Subsequently, the Company received a refund of federal income taxes paid.  This cash is available for providing capital support to the subsidiary bank, the payment of interest on our trust preferred debt securities, dividends on the Series A Preferred Stock and for other general corporate purposes. During the first nine months of 2009, the holding company invested $20.5 million of capital in the Bank. The Company received a request from the Federal Reserve Bank of Atlanta for the Company’s Board of Directors to adopt a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the Reserve Bank.  The Board adopted this resolution on October 5, 2009.  The Company has notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. The Company has also notified the Treasury of its election to defer the dividend payment on the Series A preferred stock issued under TARP beginning in November 2009. Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due.  If dividends on the Series A preferred stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company.  At this time it is unlikely that the Company will resume payment of cash dividends on its common stock for the foreseeable future.

Index

Asset and Liability Management

Closely related to liquidity management is the management of the relative interest rate sensitivity of interest-earning assets and interest-bearing liabilities.  The Company manages its interest rate sensitivity position to manage net interest margins and to minimize risk due to changes in interest rates. As a secondary measure of interest rate risk, we review and evaluate our gap position as presented below as part of our asset and liability management process.

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$377,351	$55,522	$131,005	$537,759	$126,590	$1,228,227
Investment securities-taxable	25,690	20,464	928	30,929	178,269	256,280
Investment securities-tax exempt	-	-	-	4,187	3,955	8,142
Marketable equity securities	22	-	-	-	-	22
FHLB stock	10,447	-	-	-	-	10,447
Interest-bearing deposits in other banks	90,169	-	-	-	-	90,169
Total interest-earning assets	503,679	75,986	131,933	572,875	308,814	1,593,287

Interest-bearing liabilities:
NOW accounts	177,955	-	-	-	-	177,955
Money market	208,919	-	-	-	-	208,919
Savings deposits	129,021	-	-	-	-	129,021
Time deposits	218,263	162,418	160,855	102,123	43	643,702
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	104,209	10,000	-	115,000	-	229,209
Total interest-bearing liabilities	863,367	172,418	160,855	217,123	8,043	1,421,806

Interest sensitivity gap	$(359,688)	$(96,432)	$(28,922)	$355,752	$300,771	$171,481

Cumulative interest sensitivity gap	$(359,688)	$(456,120)	$(485,042)	$(129,290)	$171,481	$171,481

Cumulative sensitivity ratio	(22.6%)	(28.6%)	(30.4%)	(8.1%)	10.8%	10.8%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above.  Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  Due to the recent rapidly declining interest rate environment and highly competitive deposit pricing, we have not been able to reduce the cost of our deposits as quickly and to the same extent as the decline in our earning asset yield. Approximately 13% of our deposit funding is comprised of non-interest-bearing liabilities and total interest-earning assets are substantially greater than the total interest-bearing liabilities. Therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  Increases in the level of non-performing assets would have a negative impact on our net interest margin. We expect short-term interest rates to remain low for an extended period of time.

Interest-earning assets and time deposits are presented based on their contractual terms.  It is anticipated that run off in any deposit category will be approximately offset by new deposit generation.

As a primary measure of our interest rate risk, we employ a financial model derived from our assets and liabilities which simulates the effect of various changes in interest rates on our projected net interest income. This financial model is our principal tool for measuring and managing interest rate risk. Many assumptions regarding the timing and sensitivity of our assets and liabilities to a change in interest rates are made. We continually review and update these assumptions. This model is updated monthly for changes in our assets and liabilities and we model different interest rate scenarios based upon current and projected economic and interest rate conditions. We analyze the results of these simulations and develop tactics and strategies to attempt to mitigate, where possible, the projected unfavorable impact of various interest rate scenarios on our projected net interest income. We also develop tactics and strategies to increase our net interest margin and net interest income that are consistent with our operating policies.

Commitments

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2009, total unfunded loan commitments were approximately $77.5 million.

Index

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At September 30, 2009, commitments under standby letters of credit aggregated approximately $1.9 million.

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

    The estimated interest rate risk as of September 30, 2009 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset Liability modeling.  The model derives expected interest income and interest expense resulting from an immediate two percentage point increase or decrease parallel shift in the yield curve. The standard parallel yield curve shift is uses the implied forward rates and a parrallel shift in interest rates to measure the relative risk of change in the level of interest rates.

    The analysis indicates an immediate 200 basis point parallel interest rate increase would result in a decrease in net interest income of approximately $1,516,000 or 3% over a twelve month period.  While a 200 basis point parallel interest rate decrease would result in an increase in net interest income of approximately $1,848,000 or 4% over a twelve month period.

A non-parallel yield curve twist is used to estimate risk related to the level of interest rates and changes in the slope or shape of the yield curve using static rates.  The increase or decrease steepening/twist of the yield curve is “ramped” over a twelve month period. Yield curve twists change both the level and slope of the yield curve are more realistic than parallel yield curve shifts and are more useful for planning purposes.  As an example, a 300 basis point yield twist increase would result in short term rates increasing 300 basis points and long term rates would increase approximately 100 basis points over a 12 month period. This scenario reflects a rapid shift in monetary policy by the Federal Reserve which could occur if the Federal Reserve increased short term rates by 300 basis points over a 12 month period.

 Such, a 300 basis point yield curve twist increase is projected to result in a decrease in net interest income of approximately $3,409,000 or 7% over a twelve month period.
    The projected impact on our net interest income of a 200 basis point parallel increase and decrease, respectively, of the yield curve and a 300 basis point yield curve twist increase of short-term rates are summarized below.

	September 30, 2009
	Parallel Shift		Twist
Twelve Month Period	- 2%	+2%	+3%/+1%

Percentage change in net interest income	+4%	-3%	-7%

We attempt to manage and moderate the variability of our net interest income due to changes in the level of interest rates and the slope of the yield curve by generating adjustable rate loans and managing the interest rate sensitivity of our investment securities, wholesale funding, and Fed Funds positions consistent with the re-pricing characteristics of our deposits and other interest bearing liabilities.  The above projections assume that management does not take any measures to change the interest rate sensitivity of the Bank during the simulation period.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

    The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and are also designed to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

    There have been no significant changes in the Company's internal control over financial reporting during the nine month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1a. Risk Factors

Risk factors, other than the ones discussed below, have not materially changed during the third quarter of 2009. For additional risk factors, please refer to Part II, Item 1a. of our Form 10-Q for the quarter ended June 30, 2009 as filed on August 10, 2009 which is hereby incorporated by reference.

Limitations on our ability to accept or roll over brokered deposits (including CDARs) could have a material adverse effect on our liquidity, operations and financial condition.

    As a result of the Bank’s regulatory capital position declining from well capitalized prior to September 30, 2009 to adequately capitalized at September 30, 2009, we are not allowed by law to accept, renew or rollover brokered deposits (including deposits through the CDARs program) unless we are granted a waiver by the FDIC. Even though CDARs deposits are from local customers and are not originated by deposit brokers, the FDIC considers them to be brokered deposits. Additionally, we are limited in the rates we may pay on any deposits. As of September 30, 2009, we had $129.3 million of brokered deposits consisting of $85.7 million of reciprocal CDARs deposits and $43.7 million of traditional brokered and one-way CDARs deposits representing approximately 9.7% of our total deposits. $100.5 million of CDARs deposits and $18.0 million of traditional brokered deposits mature within the next twelve months. An inability to roll over or raise funds through CDARs deposits or brokered deposits could have a material adverse impact on our liquidity.

We are not paying dividends on our preferred stock or common stock and are deferring distributions on our trust preferred securities, and we are restricted in otherwise paying cash dividends on our common stock. The failure to resume paying dividends on our preferred stock and trust preferred securities may adversely affect us.

We historically paid cash dividends before we began making quarterly 1% stock dividends in lieu of cash dividend payments on our common stock in the second quarter of 2008. During the third quarter of 2009, we began deferring dividend payments on our trust preferred securities and our preferred stock pursuant to the adoption of a board resolution requiring 30 day advance notice to and written approval from the Federal Reserve Bank prior to making any dividend payments. There is no assurance that we will receive approval to resume paying cash dividends. Even if allowed to resume paying dividends again by the Federal Reserve, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on our Series A Preferred Stock and trust preferred securities. Further, we need prior Treasury approval to increase our quarterly cash dividends above $0.01 per common share through the earliest of December 5, 2011, the date we redeem all shares of Series A Preferred Stock or the Treasury has transferred all shares of Series A Preferred Stock to third parties. All dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, regulatory capital requirements and such other factors as our board of directors may deem relevant.

Further, dividend payments on our Series A Preferred Stock and distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution or winding up of the affairs of our company, holders of the Series A Preferred Stock shall be entitled to receive for each share of Series A Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. If we miss six quarterly dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. We cannot pay dividends on our outstanding shares of Series A Preferred Stock or our common stock until we have paid in full all deferred distributions on our trust preferred securities, which will require prior approval of the Federal Reserve.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods and the FDIC recently approved collecting a prepayment of insurance premiums for the next three years (for 2010, 2011 and 2012) plus fourth quarter 2009’s premium in December 2009. We estimate that this prepayment will be $12.7 million.

We also participate in the FDIC’s TLG for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future. The TLG is scheduled to end June 30, 2010.

Deterioration in local economic and housing markets has led to loan losses and reduced earnings and could lead to additional loan losses and reduced earnings.

For the past two years, there has been a dramatic decrease in housing and real estate values in Florida, coupled with a significant increase in the rate of unemployment.  These trends have contributed to an increase in the Banks’ non-performing loans and reduced asset quality.  As of September 30, 2009, the Bank’s non performing loans were approximately $66.2 million, or 5.39% of the loan portfolio.  Nonperforming assets were approximately $90.4 million as of this same date, or 5.26% of total assets.  In addition, we had approximately $11.3 million in accruing loans that were between 30 and 89 days delinquent at September 30, 2009.  If market conditions continue to deteriorate, this may lead to additional valuation adjustments on the Bank’s loan portfolios and real estate owned as the Bank continues to reassess the market value of its loan portfolios, the losses associated with the loans in default and the net realizable value of real estate owned.  Through November 16, 2009, $22.4 million of additional loans were classified as non-accrual.

With most of our loans concentrated in Southern Florida, the decline in the local economic conditions has adversely affected the values of our real estate collateral and could continue to do so for the foreseeable future. At September 30, 2009, approximately 89% of the Bank’s loans have real estate as a primary or secondary component of collateral. Consequently, a prolonged decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

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

The Bank’s commercial, commercial real estate and construction and vacant land loans at September 30, 2009, were $71.8 million, $697.2 million and $114.6 million, respectively, or 6%, 57% and 9% of total loans.  Commercial, commercial real estate and construction and vacant land loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  Any significant failure to pay on time by the Bank’s customers would hurt our earnings.  The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, when underwriting a commercial or industrial loan, the Bank may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws.  If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage.  Many environmental laws can impose liability regardless of whether the Bank knew of, or was responsible for, the contamination.

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

Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation or resale of the related real estate or commercial project.  If the cash flows from the project are reduced, a borrower’s ability to repay the loan may be impaired.  This cash flow shortage may result in the failure to make loan payments.  In such cases, the Bank may be compelled to modify the terms of the loan.  In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor.  As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

The Bank is required to maintain elevated capital ratios for the foreseeable future, but that additional capital may not be available when it is needed

The Bank is subject to capital-based regulatory requirements which place depository institutions into one of the following five categories based upon their capital levels and other supervisory criteria:  (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized. At September 30, 2009, the Bank met the prompt corrective action capital requirements of an “adequately capitalized” depository institution.  On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect. At September 30, 2009, TIB Bank’s Tier 1 leverage capital ratio and its total risk-based capital ratio were 5.6% and 9.1%, respectively.  The Bank’s ability to meet its capital requirements on a continuing basis in the future will be dependent upon a number of factors, including its ability to raise additional capital, its results of operations, its level of nonperforming assets, its interest rate risk, future economic conditions (including changes in market interest rates), and future changes in regulatory and accounting policies and capital requirements.  A combination of circumstances, such as the Bank’s continued growth and/or a reduction of its capital due to losses from nonperforming assets or otherwise, could cause the Bank to become unable to meet applicable regulatory capital requirements.  In that event, the FDIC could impose restrictions on the Bank’s operations, including limiting its growth.  There can be no assurance that additional capital will not be required in the future to meet requirements and permit the Bank’s continued growth.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

If our banking subsidiary’s capital ratios fall below the required minimums, we or our banking subsidiary could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

The fair value of our debt securities may be impacted by the level of interest rates and the credit quality and strength of the underlying issuers.

If a decline in fair value is determined to be other than temporary, under generally accepted accounting principles we are required to write these securities down to their estimated fair value. As of September 30, 2009, the Company owns a collateralized debt security collateralized by trust preferred securities issued primarily by banks and several insurance companies with an original purchase price of $5.0 million. This security was rated high quality “AA” at the time of purchase, but at June 30, 2009, a nationally recognized rating agencies rated this security as “B” and it is currently valued at $2.0 million. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the fair value of this and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings to their then current fair value.

The fair value of the Company and its assets and liabilities fluctuate for many reasons and such fluctuations may result in an impairment charge relating to Goodwill resulting from past acquisitions.

The Company has approximately $6.4 million of goodwill arising primarily from the 2007 acquisition of The Bank of Venice and, to a lesser extent, the acquisitions of Riverside and Naples Capital Advisors, Inc. The Company performed its annual review of goodwill for potential impairment as of December 31, 2008 and an interim assessment as of September 30, 2009.  Based on these reviews, it was determined that no impairment existed as of September 30, 2009 or December 31, 2008. In addition to the required annual assessment, the Company is required to perform goodwill impairment tests periodically when indicators of impairment exist and many of the fair values and estimates utilized in the impairment test are outside of the control of the Company and its management. It is reasonably possible that future impairment tests may require the recognition of impairment losses.

Changes in the Company’s projected taxable income, the incurrence of additional net operating losses and other changes in estimates and assumptions may require valuation allowances to be recognized for deferred tax assets

As of September 30, 2009 and December 31, 2008, the Company had net deferred tax assets of $24.3 million and $13.7 million, respectively. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. Based on the Company’s earnings history and projected future taxable income, management has determined that no valuation allowance was required at September 30, 2009 or December 31, 2008. Management regularly analyzes the need for valuation allowances for deferred tax assets. If our future operating results vary significantly from our currently projected future taxable income, future analyses may result in the need for or subsequent increases in such valuation allowances which may be material to the financial condition and results of operations of the Company.

The trading volume in our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock

Our common stock is thinly traded. The average daily trading volume of our shares on The Nasdaq National Market during the first six months of 2009 was approximately 13,264 shares.  Thinly traded stock can be more volatile than stock trading in an active public market. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Special Meeting of Shareholders of TIB Financial Corp. held September 23, 2009, ballot totals for the Amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 100,000,000 shares were as follows:

	For	Against	Abstain
Total Shares Voted	11,425,120	1,642,188	6,662
% of Voted	87.39%	12.56%	0.05%
% of Outstanding	76.71%	11.03%	0.04%

Total shares voted were 13,073,970 which represented 87.78 % of the outstanding shares.

Adjournment of the special meeting was as follows:

	For	Against	Abstain
Total Shares Voted	11,310,312	1,760,137	3,521
% of Voted	86.51%	13.46%	0.03%
% of Outstanding	75.94%	11.82%	0.02%

Total shares voted were 13,073,970 which represented 87.78% of the outstanding shares.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.

Date: November 16, 2009	/s/ Thomas J. Longe
Thomas J. Longe Chief Executive Officer and President

Date: November 16, 2009	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)