Form 10-K/A
period 2008-12-31
TIB FINANCIAL CORP.
filed 2009-12-15
CIK 1013796

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2

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

Securities Registered pursuant to Section 12(b) of the Act: Common stock, par value $0.10
Securities Registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes or ☑ No
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes or ☑ No
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes or ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
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

EXPLANATORY NOTE

This Amendment No. 2 (the “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K (the “Initial Filing”) of TIB Financial Corp. (the “Company”) for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 16, 2009, is being filed solely for the limited purpose of amending Item 11 that was incorporated by reference in the Initial Filing.  This item is being revised to clarify that no specific quantitative short term financial goals or targets were established for the Senior Officers.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing.  This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing. The share and per share amounts referred to herein have not been updated to reflect the effects of the 1% stock dividends declared for shareholders of record on June 30, 2009 and September 30, 2009 and distributed on July 10, 2009 and October 10, 2009, respectively.

PART III

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we discuss certain aspects of our compensation program as it pertains to our principal executive officers, our principal financial officer, and our three other most highly-compensated executive officers in 2008.  We refer to these six persons throughout as the “Senior Officers.” Our discussion focuses on compensation and practices relating to our most recently completed fiscal year.

We believe that the performance of each of the Senior Officers has the potential to impact both our short-term and long-term profitability. Therefore, we place considerable importance on the design and administration of the executive compensation program.

Oversight of Executive Compensation Program

The Compensation Committee of our Board of Directors oversees our compensation programs. Our compensation programs include programs designed specifically for our Senior Officers.

Our Board of Directors established the Compensation Committee to, among other things, review and approve the compensation levels of Senior Officers, evaluate the performance of the Chief Executive Officer and consider senior management succession issues and related matters for the Company. The objectives and the goals of our compensation programs are to attract, employ, retain and reward executives capable of leading us in achieving our business objectives by rewarding past performance of the Senior Officers and seeking to align their long-term interests with those of our investors.

In accordance with NASDAQ listing standards, the Compensation Committee is composed entirely of independent, non-management members of our Board of Directors. No Compensation Committee member participates in any of our employee compensation programs. Each year the Corporate Governance and Nomination Committee reviews all direct and indirect relationships that each director has with the Company, and our Board of Directors subsequently reviews its findings. Our Board of Directors has determined that none of the Compensation Committee members has any material business relationships with the Company.

The Compensation Committee has in the past taken the following actions to link Senior Officers’ pay and performance:

•	engaged an independent compensation consultant to advise on executive compensation issues regarding the former Chief Executive Officer and President;
•	realigned compensation structures based on a more clearly defined competitive compensation strategy; and
•	reviewed and ensured senior officer compensation is in compliance with Section 111 of the Emergency Economic Stabilization Act of 2008.

The responsibilities of the Compensation Committee are set forth in its charter, which is available on our website at www.tibfinancialcorp.com.

Objectives of Our Compensation Programs

We compensate our Senior Officers through a mix of base salary, bonus and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our shareholders. Our compensation setting process consists of the Chief Executive Officer and President, working together with the Compensation Committee, to establish each component of total compensation including base salary, incentive compensation and equity compensation for each of the Senior Officers.

In general, our process begins with establishing individual and corporate performance objectives for Senior Officers for the year. Together with the Compensation Committee, we engage in a dialogue with the Chief Executive Officer concerning strategic objectives and performance targets. Collectively, we determine the financial measures to be considered in incentive awards and the degree of difficulty in achieving specific performance targets.

We do not believe that it is appropriate to establish compensation levels based on benchmarking. We do believe, however, that information regarding pay practices at other companies is useful in at least two respects. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the many factors that the Senior Officers and the Compensation Committee consider in assessing the reasonableness of compensation.

The Chief Executive Officer and President’s recommendations to the Compensation Committee for Senior Officers’ compensation, and the Compensation Committee’s review of those recommendations, are based primarily upon an assessment of each Senior Officer’s leadership, performance and potential to enhance long-term shareholder value. We rely upon our subjective judgment about each individual and not on rigid formulas or short-term changes in business performance in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance that sustains and/or enhances long-term shareholder value and encourages prudent risk taking. Key factors affecting our judgment have historically included: (i) the performance compared to the goals established for the Senior Officer during the first quarter of the year; (ii) the nature, scope and level of responsibilities; (iii) the effectiveness in leading our initiatives to increase customer value and productivity; (iv) the contribution to our commitment to corporate responsibility, including success in creating a culture of unyielding integrity and compliance with applicable laws and our ethics policies; (v) and the commitment to community leadership and diversity.

We also evaluate each Senior Officer’s current salary and the appropriate balance between incentives for long-term and short-term performance.

As previously mentioned, we have historically used three categories of eligible compensation for the Senior Officers—salary, cash bonus and equity compensation in the form of stock option grants or restricted stock awards. In that regard, on October 26, 2004, the board approved Distribution Guidelines for the shareholder approved 2004 Equity Incentive Plan. The Distribution Guidelines provide general guidelines for equity award components. The Compensation Committee has generally approved the salary and equity award components for each Senior Officer during the first quarter of the year. The Compensation Committee has generally approved the cash bonus component for each Senior Officer during the fourth quarter of the year. As discussed in greater detail below, the Senior Officers were not eligible for cash bonus compensation during 2008.

During the second quarter of 2008, the Board of Directors approved the appointment of Thomas J. Longe as the Chief Executive Officer of the Company. Edward V. Lett retained the title and responsibilities of President of the Company until his retirement on January 30, 2009. Subsequently, during the first quarter of 2009, the Board of Directors approved the appointment of Thomas J. Longe as President of the Company.

Compensation Consultant

The Compensation Committee met eleven times in 2008 to discuss Senior Officers’ compensation. During 2008, the Compensation Committee engaged a third party compensation consultant, Amalfi Consulting (“Amalfi”), to provide research, analysis and recommendations to the Compensation Committee regarding the equity compensation of the Board of Directors.

During 2006, Clark Consulting assisted the Compensation Committee by providing comparative market data on compensation practices and programs relating specifically to the former Chief Executive Officer and President based on an analysis of peer competitors. Clark also provided guidance on industry best practices. Subsequently, no updated executive compensation studies have been performed.

Equity Incentive Plan

On May 25, 2004, our shareholders approved the 2004 Equity Incentive Plan (“2004 Plan”). The 2004 Plan provides for the grant of future equity based awards to officers, directors, employees, consultants and other persons providing services to the Company.

One purpose of the 2004 Plan is to further the growth in our earnings and the market appreciation of our stock by providing long-term incentives to officers, directors, employees and other persons providing services to the Company. We intend that the long-term incentives provided by the Plan will help us recruit, retain and motivate our officers, directors and employees, who provide important services to the Company. All equity based awards made during 2008 were made under the 2004 Plan.

Compensation Committee Requirements under TARP

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), the Company issued and sold to the U.S. Department of Treasury, Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and a related Warrant to purchase common stock. Pursuant to the issuance of the capital instruments described, the Company, and specifically the Compensation Committee, now must perform and document certain duties and are subject to certain limitations and requirements as summarized below.

Senior Officers compensation in excess of $500,000 per year will not be tax deductible, as long as the Company is a participant in the TARP CPP.

Incentive compensation clawbacks require the Company to provide for the recovery of bonus or incentive compensation paid to a Senior Officer based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate. Unlike the clawback provisions under the Sarbanes-Oxley Act of 2002, the Emergency Economic Stabilization Act of 2008 (“EESA”) clawback provisions do not require that “misconduct” cause the inaccurate results. In addition, the rules under CPP specifically note that the clawback requirements are not triggered only by an accounting restatement, are not limited to a specific recovery period and are not limited to material inaccuracies related to financial reporting.

Companies participating in the CPP may not make “golden parachute payments” to a Senior Officer during the period of Treasury’s investment in the Company. For purposes of the CPP, a “golden parachute payment” is defined under new Section 280G(e) of the Internal Revenue Code and means a compensatory payment made in connection with a Senior Officer’s “applicable severance from employment” to the extent such payment exceeds three times the Senior Officer’s average taxable compensation for the five years preceding the year of termination.

The Compensation Committee is required to take the following three steps with respect to the prohibition on providing incentive compensation that involves excessive risk taking.

   1. Promptly, but in no case more than 90 days of closing CPP, the Committee must review Senior Officers’ incentive arrangements with the Company’s senior risk officer(s) to ensure that the arrangements do not encourage Senior Officers to take unnecessary risks that threaten the value of the institution.  The Committee met on December 12, 2008 and on January 16, 2009 for this purpose.

  2. After the initial review, the Compensation Committee must meet twice each year with the Company’s senior risk officer(s) to discuss and review the relationship between the Company’s risk management policies and practices and Senior Officer incentive compensation arrangements.

  3. The Compensation Committee must certify that it has completed these reviews and that the committee has made reasonable efforts to ensure that Senior Officers incentive compensation arrangements do not encourage such officers to take unnecessary and excessive risks that threaten the value of the Company.

Actions taken by the Compensation Committee and other Company officials pursuant to TARP

Prior to closing, each Senior Officer executed a waiver of claims that the executive may have against the U.S. Treasury or the Company due to participation in the CPP. An officer’s certificate was executed certifying that the amendments to compensation and benefit plans and agreements applicable to Senior Officers necessary to comply with the applicable provisions of Section 111 of EESA have been made. The securities purchase agreement included post-closing covenants that obligate the Company to operate our compensation plans and agreements with respect to our Senior Officers in a manner that complies with Section 111 of EESA and the related guidance, and the Company is prohibited from adopting plans or agreements that do not comply with these measures, as long as the Company is a participant in the CPP.

The Company’s Senior Risk Officer has reviewed all Senior Officer incentive compensation arrangements, and on March 13, 2009 met with the Compensation Committee to discuss his analysis and conclusions. After a thorough review of the incentive compensation arrangements, the Compensation Committee unanimously determined that such arrangements do not encourage Senior Officers to take unnecessary and excessive risks that threaten the value of the Company.

Overview of Compensation Philosophy and Program

For 2008, the Compensation Committee determined that the Senior Officers’ total compensation for the year 2008 was reasonable, competitive and consistent with the objectives of our compensation philosophy and program.

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals, and which aligns executives’ interests with those of our shareholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value. The Compensation Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to the Senior Officers remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes executive compensation packages provided to our Senior Officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

In order to recruit and retain the most qualified and competent individuals as Senior Officers, we strive to maintain a compensation program that is competitive in the labor market. The purpose of our compensation program is to reward exceptional organizational and individual performance.

The following compensation objectives are considered in setting the compensation programs for our Senior Officers:

•	drive and reward performance which supports our core values;

•	when appropriate, provide a significant percentage of total compensation that is “at-risk”, or variable, based on predetermined performance criteria;

•	encourage stock holdings to align the interests of Senior Officers with those of our shareholders;

•	design competitive total compensation and rewards programs to enhance our ability to attract and retain knowledgeable and experienced Senior Officers; and

•	set compensation and incentive levels that reflect competitive market practices.

Role of Senior Officers in Compensation Decisions

The Chief Executive Officer and President annually reviews the performance of each Senior Officer (other than the Chief Executive Officer and President, whose performance is initially reviewed by the Compensation Committee). The conclusions and recommendations resulting from the Senior Officers’ reviews, including proposed salary adjustments and annual equity award amounts, are then presented to the Compensation Committee for its consideration and approval. The Compensation Committee can exercise its discretion in modifying any of the recommendations. The Compensation Committee then makes a final recommendation for compensation adjustments to our Board of Directors for approval.

Compensation Elements and Rationale for Pay Mix Decisions

To reward both short and long-term performance in the compensation program and in furtherance of our compensation objectives noted above, our Senior Officer compensation philosophy includes the following four principles:

(i)	Compensation should be related to performance

We believe that a significant portion of a Senior Officer’s compensation should be tied not only to individual performance, but also to the performance of the Senior Officer’s business unit, division, department or function and our overall performance measured against both financial and non-financial goals and objectives. During periods when performance meets or exceeds the established objectives, Senior Officers should be paid at or more than expected levels. When our performance does not meet expectations, cash bonuses, if any, should be less than such levels. Due to the Company’s projected results for 2008 relative to its short term financial goals discussed below, the Compensation Committee determined it would be inappropriate to consider cash based incentive compensation for 2008.

(ii)	Incentive compensation should represent a significant portion of a Senior Officer’s total compensation.

In order to significantly reduce the amount of compensation paid to Senior Officers when our overall performance is not optimum, a large portion of compensation should be paid in the form of short-term incentives. Senior Officers have the incentive of increasing our profitability and shareholder return in order to earn a significant portion of their compensation package. As discussed above, the Senior Officers were not eligible to receive any cash bonus incentive compensation for 2008.

(iii)	Compensation levels should be competitive.

The Compensation Committee reviews the recommendations of the Chief Executive Officer and President with respect to the competitiveness of the compensation levels of the Senior Officers. We believe that a competitive compensation program enhances our ability to attract and retain Senior Officers.

(iv)	Incentive compensation should balance short-term and long-term performance.

The Compensation Committee seeks to achieve a balance between encouraging strong short-term annual results and ensuring our long-term viability and success. To reinforce the importance of balancing these perspectives, Senior Officers will typically be provided both short- and long-term incentives. As long-term incentives, we provide Senior Officers and many other employees with the means to become shareholders of the Company or to share in the appreciation in value of our stock with shareholders. These opportunities include stock option grants, the employee stock purchase plan and restricted stock awards.

Factors Considered in Compensation Programs

The Compensation Committee adopted a general outline of factors typically considered in determining Senior Officers’ incentive compensation. These factors are defined, and their use in Senior Officers’ annual compensation is described, below:

Short Term Financial Goals:
•	Significant sustainable increases in earnings per share and return on average equity;
•	Maintenance of asset quality;
•	Significant quality asset and deposit growth; and
•	Improve operating efficiency.

During the first quarter of 2008, the Compensation Committee assessed the projected results of the Company for 2008, as presented in the 2008 annual business plan and budget approved by the Board of Directors. Those projected results indicated that the Company would experience a decrease in earnings, asset quality and operating efficiency (as measured by the Company’s efficiency ratio) from historic levels. Upon concluding that the Company’s projected results were not satisfactory because of the current economic and operating environment and the four short term financial goals above were not attainable, the Committee determined it would be inappropriate to consider cash incentive compensation for 2008. Accordingly, no specific quantitative financial performance targets were established by the Compensation Committee and the Committee determined that none of the Senior Officers would be eligible for cash bonus incentive compensation for 2008.

Short Term Non-Financial Goals:
•	Empower and enable officers to accomplish specific annual goals and objectives;
•	Maintenance of exceptional compliance standards;
•	Cultivate and maintain healthy internal culture;
•	Continue to maintain high quality investor relations with current and prospective owners, analysts and investment community;
•	Identify, attract and retain key personnel;
•	Enhance our brand image; and
•	Identify and pursue strategic alternatives to supplement organizational growth.

Strategic Objectives:
•	Ensure the high morale, productivity and stability of our officer and employee base;
•	Balance our Board of Directors’ directive of quality growth and increased profitability in an acceptable and sustainable manner;
•	Display the leadership and ethical conduct that motivates others to high levels of productivity and achievement;
•	Fulfill all the requirements of the Senior Officer’s position;
•	Conduct oneself in the communities in which we operate in a social and professional manner that promotes our high standards;
•	Maintain market dominance in our core Florida Keys market and increase market share in all other markets; and
•	Review and adapt the internal organizational structure to maximize opportunities and economies of scale, create a platform that’s scaleable and promote internal accountability.

Review of Senior Officer Performance

The Chief Executive Officer and President and the Compensation Committee review each compensation element of a Senior Officer. In each case, we take into account the scope of responsibilities and experience, and balance them against competitive salary levels. The Compensation Committee has the opportunity to meet with the Senior Officers at various times during the year, which allows the Compensation Committee to form its own assessment of each individual’s performance.

In addition, each year, the Chief Executive Officer and President makes recommendations for compensation adjustments and equity incentive awards and presents to the Compensation Committee his evaluation of each Senior Officer, which includes a review of contribution and performance over the past year, strengths, weaknesses, development plans and succession potential. Following this presentation, input from some or all of the other Senior Officers, the Compensation Committee makes its own assessments and determinations and makes the final recommendation to the Board of Directors for compensation adjustments for each Senior Officer.

Components of the Executive Compensation Program

We believe the total compensation and benefits program for Senior Officers should generally consist of the following:

•	base salaries;

•	annual cash bonus incentive (when appropriate and overall goals are met);

•	long-term incentive compensation, through equity awards; and

•	retirement, health and welfare benefits.

Base Salaries

Senior Officers’ base salaries are generally determined by evaluating a Senior Officer’s level of responsibility and experience and our overall performance.

Adjustments to base salaries are driven primarily by individual performance. Individual performance is evaluated by reviewing the Senior Officer’s success in achieving business results, promoting our core values and demonstrating leadership abilities. During the first quarter, when considering the base salary of the Senior Officers for 2008, we considered our continuing achievement of our short-term non-financial goals and strategic objectives.

Other elements of compensation are affected by changes in base salary. Annual incentives, when appropriate and eligible, are paid out as a percentage of base salary. The salaries paid to our Chief Executive Officer and President and the other Senior Officers during fiscal year 2008 are shown in the Summary Compensation Table below.

Annual Cash Bonus Incentive Compensation

The annual incentive compensation awarded provides Senior Officers with the opportunity to earn cash bonuses based on the achievement of specific Company-wide, business unit, division, department or function and, when established, individual performance goals. The Compensation Committee designs the annual incentive component of our compensation program to align Senior Officers’ pay with our annual (short-term) performance. As discussed above, the Compensation Committee determined it would be inappropriate to consider cash incentive compensation for the Senior Officers during 2008.

Stock Options and Restricted Stock

The grant of stock options or restricted stock to Senior Officers, employees, directors and consultants during 2008 were made under our 2004 Plan. Typically, during the first quarter of each year, we make annual grants of stock options or restricted stock to our Senior Officers and employees. Senior Officers and certain other officers and employees may also receive stock options at or near the time of their hire and then annually. We believe that grants of stock options and restricted stock awards serve as effective long term incentives for Senior Officers that encourage them to remain with us and continue to excel in their performance. Each Senior Officer’s role in support of the Company’s progress on strategic objectives and short term non-financial goals were considered in their annual evaluation of performance by the CEO. The CEO recommended to the Compensation Committee annual equity incentive awards, including the number of stock option shares or restricted stock awards granted during the year.

Each stock option permits the Senior Officer, generally for a period of ten years, to purchase one share of Company stock from us at the exercise price, which is the closing price of our stock on the date of grant. Stock options have value to the grantee only to the extent the price of our stock on the date of exercise exceeds the exercise price. Stock options granted in 2008 will generally become exercisable in five equal annual installments beginning on the one year anniversary of the grant date. Restricted stock awards are valued at the closing price of our stock on the date of grant. Restricted stock awards provide the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but are restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is generally on a straight-line basis and ranges from two to five years. Vesting periods for stock options and restricted stock awards are generally shorter for Senior Officers approaching the normal retirement age of 65. The number of stock options or restricted stock awards granted to Senior Officers and the grant date fair value of these awards based on the Black Scholes option pricing model are shown on the Grant of Plan-Based Awards Table below. Additional information on these grants, including the number of shares subject to each grant, is also shown in the Grants of Plan-Based Awards Table.

Our equity based compensation program is a vital element of compensation used in motivation of the high-potential leaders who will drive our performance. It also provides a significant incentive for our employees to sustain and enhance our long-term performance. Both the Senior Officers and the Compensation Committee believe that the superior performance of these individuals will contribute significantly to our future success.

Various persons are involved in the stock option and restricted stock award granting process. The Compensation Committee approves grants of equity based compensation to Senior Officers and to our employees and directors. The Compensation Committee, with the assistance of the Corporate Secretary, the Company’s Vice President of Human Resources and the Company’s Senior Vice President and Chief Accounting Officer, oversee the stock option practices and administration of the 2004 Plan. The Chief Accounting Officer has established procedures that provide for consistency and accuracy in determining the fair market value of options and restricted stock awards and the associated compensation expense recognized in accordance with FAS 123(R).

An important objective of the 2004 Plan is to strengthen the relationship between the long-term value of our stock price and the potential financial gain for the Senior Officers. Stock options provide Senior Officers (as well as employees and directors) with the opportunity to purchase our common stock at a price fixed on the grant date regardless of future market prices. Accordingly, a stock option becomes valuable only if our common stock price increases above the option exercise price. Restricted stock awards provide an immediate tangible direct equity interest with a fair value equal to the value of our stock on the date of grant. Both of these awards are directly aligned with shareholders interests from inception and fluctuate in value along with the value of our stock. These options or shares are restricted from exercise or transfer until vested and generally vest in equal annual installments on the anniversary of the grant date when the restrictions from transfer are released. We believe stock options and restricted stock awards directly link a portion of the recipient’s compensation to our shareholders’ interests by providing incentives to increase the market price of our stock. Further, the holder of the option or award must remain employed during the period required for the instrument to “vest”, thus providing an incentive for the holder to remain employed with us. These awards are not variable and no specific performance criteria, other than continued employment, are requisite to vesting.

Option grants and restricted stock awards are generally made at Compensation Committee meetings scheduled in advance to meet appropriate deadlines for compensation related decisions. Our consistent practice is that the exercise price for every stock option is the closing price on the NASDAQ Stock Market on the date of grant. The exercise price of options is not less than the fair market value of the shares on the date of grant.

There is a limited term in which the Senior Officer can exercise stock options, known as the “option term.” The option term for Senior Officers is generally ten years from the date of grant. At the end of the option term, the right to exercise any unexercised options expires. Option holders generally forfeit any unvested options if their employment with us terminates.

The combined elements of compensation, base salary, and cash and equity annual incentives are referred to as “Total Direct Compensation.”

Tax Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) places a limit of $1,000,000 on the amount of compensation that we may deduct in any year with respect to the Chief Executive Officer and President or any other Senior Officer unless the compensation is performance-based compensation as described in Section 162(m) and the related regulations. We may from time to time pay compensation to our Senior Officers that may not be deductible, including discretionary bonuses or other types of compensation outside of our plans.

Although we have generally attempted to structure executive compensation so as to preserve deductibility, we also believe that there may be circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code.

Although equity awards may be deductible for tax purposes, the accounting rules pursuant to SFAS 123(R) require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

Certain provisions of legislation passed by the United States Congress and subsequently signed into law by Presidents Bush and Obama, during the fourth quarter of 2008 and first quarter of 2009, respectively, impose additional limitations on executive compensation and lower the compensation deductibility limitation described above from $1,000,000 to $500,000 by virtue of our participation in the CPP described above in the section entitled Compensation Committee Requirements under TARP. The regulations issued and forthcoming arising from the implementation of this legislation will likely require changes in certain of our compensation philosophies and may result in our inability to deduct compensation which would otherwise have been deductible under previously existing law.

Employee Stock Purchase Plan

We have an employee stock purchase plan, the purpose of which is to encourage and enable eligible employees to purchase our stock conveniently through payroll deductions at market prices. Senior Officers may participate in this plan on the same basis as all other eligible employees.

Retirement, Health and Welfare Benefits

We offer a variety of health and welfare programs to all eligible employees. The Senior Officers generally are eligible for the same benefit programs on the same basis as the rest of the employees. The health and welfare programs are intended to protect employees against catastrophic health care expenses and encourage a healthy lifestyle. Our health and welfare programs include medical, pharmacy, dental, vision, life insurance and accidental death and disability. We provide full time employees, regularly scheduled to work 30 or more hours per week, long-term disability and basic life insurance at no cost to the employee. We offer a qualified employee stock ownership plan with 401(k) provisions. All employees, including Senior Officers, are generally eligible for this plan.

Employment Agreements and Arrangements

We have entered into employment agreements with each of the Senior Officers. These agreements generally provide for service in their current capacity for a three-year period or until we terminate employment or the employee resigns, if earlier. The agreements provide that the Senior Officers are eligible for our employee benefit plans and other benefits provided in the same manner and to the same extent as to our other employees. For a description of these agreements, see “Executive Compensation – Employment Agreements”. As a result of our participation in the CPP previously described in “Compensation Committee Requirements under TARP”, the Senior Officers entered into agreements with the Company which effectively waive any provisions of their employment agreements which do not comply with executive compensation restrictions and limitations prescribed by recently enacted changes in legislation.

Consulting Agreement

On January 30, 2009, Edward V. Lett, retired from his position as President of TIB Financial Corp. Mr. Lett will continue to serve as a member of the Board of Directors of TIB Bank and has entered into a Consulting Agreement with the Company. The Consulting Agreement terminates the provisions of the Employment Agreement between Mr. Lett and the Company, as amended and restated on December 16, 2008 and the Split-Dollar Life Insurance Arrangement between Mr. Lett and the Company, dated February 8, 2001, as amended on December 16, 2003. As of December 31, 2008, these subsequently terminated agreements provided for more than two years remaining on his employment contract and split dollar life insurance survivors benefits of $723,416. The Consulting Agreement also provides for the payment of monthly consulting fees of $30,000 through March 1, 2011, and requires, subject to certain exceptions and limitations detailed within the Consulting Agreement, that Mr. Lett be available for a minimum of twenty hours per month to offer such consultation and advice and undertake special projects, as requested. Mr. Lett expects to be active in community relations and business development throughout the Company’s market areas. He will be reimbursed for related business expenses and professional and social club dues.

Change in Control Agreements

We have no Change in Control Agreements with any of the Senior Officers or with any other employees other than the provisions of the Senior Officers’ employment agreements discussed below and with certain other employees with whom we have employment agreements having similar provisions.

Indemnification Agreement

We have no indemnification agreements with any of the Senior Officers of the Company or with any other employees other than certain provisions of our bylaws, which are consistent with Florida law.

Stock Ownership Guidelines

Our Board of Directors, upon the Compensation Committee’s recommendation, adopted Distribution Guidelines for the 2004 Plan which include stock ownership expectations for our Senior Officers and certain other officers to ensure that they have a meaningful economic stake in the Company (the “Guidelines”). The Guidelines are designed to satisfy an individual Senior Officer’s need for portfolio diversification, while maintaining management stock ownership at levels high enough to assure our shareholders of management’s commitment to value creation.

The Compensation Committee will annually review each Senior Officer’s compensation and stock ownership levels for adherence to the Guidelines and to consider potential modifications of or exceptions to the Guidelines. The Guidelines currently recommend that the following Senior Officers have direct ownership of our common stock in at least the following amounts: 3 times base salary for the Chief Executive Officer and President, and 2 times base salary for each of the other Senior Officers.

The Guidelines encourage the Senior Officers to comply with the Guidelines no later than five years after the October 26, 2004 Board approval of the Guidelines or the date appointed to a position subject to the Guidelines, whichever is later.

Annual Review

The Compensation Committee will review all ownership shares of the Senior Officers covered by the Guidelines on an annual basis. The Chief Executive Officer and President is responsible for monitoring compliance with the Guidelines. Only the Compensation Committee or the Chief Executive Officer and President can approve deviations from the Guidelines.

Compensation of Senior Officers

As a result of our participation in the CPP previously described in “Compensation Committee Requirements under TARP”, the Senior Officers entered into agreements with the Company which effectively waive any provisions of their employment agreements which do not comply with executive compensation restrictions and limitations prescribed by recently enacted changes in legislation. The regulations issued and forthcoming arising from the implementation of these changes in legislation will likely require changes in certain of our compensation philosophies and may result in our inability to deduct compensation which would otherwise have been deductible under previously existing law and our inability to pay cash bonus incentive compensation to the Senior Officers.

 Chief Executive Officer

The base salary of the Chief Executive Officer, Thomas J. Longe, was $250,000 for 2008. This amount was determined and approved by the Compensation Committee during the second quarter of 2008 and commenced upon his appointment to this position on May 15, 2008. This level was deemed appropriate after considering the level of responsibilities and commitment required by the position and commensurate with the other Senior Officers. Mr. Longe spends a majority of his time on the business of the Company and is allowed to continue his outside business interests.

The amounts included in the Stock Awards and Option Awards columns of the Summary Compensation Table below represent the compensation expense we recorded during 2008 (in compliance with SFAS 123(R) as more fully described in Note 15 to the Consolidated Financial Statements included in our Form 10-K as filed with the SEC) associated with stock option awards made to Mr. Longe during 2008 along with previously granted restricted stock awards which partially vested during 2008. Upon his appointment as Chief Executive Officer on May 15, 2008, 15,610 stock option awards with a fair value of $20,892 were granted to Mr. Longe. These awards vest over one year on the anniversary of the grant. The quantity of stock options granted in 2008 was subjectively determined by the Compensation Committee based upon Mr. Longe’s assumption of the duties and responsibilities of Chief Executive Officer of the Company.

Mr. Longe’s non-equity incentive plan compensation is primarily comprised of the $59,991 change in value of the director deferred fee benefits described below. Other compensation is primarily comprised of Mr. Longe’s $19,200 meeting fees earned as a member of the Board of Directors prior to his appointment as Chief Executive Officer.

Chief Financial Officer and Treasurer

The base salary of the Chief Financial Officer and Treasurer, Stephen J. Gilhooly, was increased to $250,000 as of October 1, 2008. This represents a 14% increase and was determined and approved by the Compensation Committee in an interim assessment of Mr. Gilhooly’s duties, performance and to bring Mr. Gilhooly’s salary compensation in line with his level of responsibility and contributions to the Company. On April 1, 2008, his salary was initially increased to $220,000 from his 2007 salary of $210,000, representing an increase of approximately 5% in connection with his annual review and individual and departmental strategic and operational accomplishments and achievements of short-term nonfinancial goals and his role in the Company’s progress on strategic objectives. We believe the overall increase was fair with respect to his duties and responsibilities as well as competitive factors as discussed above.

The amounts included in the Option Awards column of the Summary Compensation Table below represent the compensation expense we recorded during 2008 associated with stock option grants made to Mr. Gilhooly during 2008, along with previously granted stock options which partially vested during 2008.  On March 25, 2008, 5,098 stock options with a fair value of $9,368 were granted to Mr. Gilhooly under the 2004 Plan in connection with his employment. These awards vest over five years in equal annual installments on the anniversary of the grant, in accordance with the guidelines. The quantity of stock options granted were subjectively recommended by the CEO based upon Mr. Gilhooly’s individual performance and achievements.

Mr. Gilhooly’s other compensation is primarily comprised of the $69,172 change in value of the SERP benefits described below and fringe benefits including officer supplemental life and disability insurance, 401(k) matching contributions and personal use of a Company vehicle.

Chief Executive Officer and President of TIB Bank

The base salary of the Chief Executive Officer and President of TIB Bank, Michael D. Carrigan, was $270,000 for 2008.  His salary was initially increased to $265,000 during the second quarter of 2008. This increase was determined and approved by the Compensation Committee during the second quarter of 2008 in connection with his annual executive officer performance review (considering his achievements of short-term nonfinancial goals and his role in the Company’s progress on strategic objectives) and compensation evaluation, represents an increase of approximately 18% from Mr. Carrigan’s 2007 base salary and we believe fair with respect to his duties, responsibilities, contributions and achievement as well as competitive factors as discussed above. As of October 1, 2008, his base salary was further increased to $270,000, representing an additional 2% increase in base salary in connection with an interim assessment of his duties and performance.

The amounts included in the Stock Awards and Option Awards columns of the Summary Compensation Table below represent the compensation expense we recorded during 2008 associated with restricted stock awards made to Mr. Carrigan during 2008 along with previously granted stock options and restricted stock awards which partially vested during 2008.  On March 25, 2008, 5,516 restricted stock awards with a fair value of $44,391 were granted to Mr. Carrigan in accordance with the guidelines for the 2004 Plan discussed above. These awards vest over five years in equal annual installments on the anniversary of the grant. The quantity of restricted stock awards granted were subjectively recommended by the CEO based upon Mr. Carrigan’s individual performance and achievements as well as the assumption of additional responsibilities as Chief Executive Officer and President of TIB Bank.

Mr. Carrigan’s other compensation is primarily comprised of the $86,468 change in value of the SERP benefits described below and fringe benefits including officer supplemental life and disability insurance, 401(k) matching contributions and personal use of a Company vehicle.

Chief Executive Officer and President of Naples Capital Advisors, Inc.

The base salary of the Chief Executive Officer and President of Naples Capital Advisors, Inc., Michael H. Morris, was $300,000 for 2008.  This amount was determined and approved by the Compensation Committee through arms-length negotiations with Mr. Morris in connection with the inception of his employment with us in 2007 and in connection with the Company’s acquisition of Naples Capital Advisors, Inc. We believe his base compensation to be fair with respect to the duties and responsibilities he assumed as well as competitive factors as discussed above.

The amount included in the Stock Awards column of the Summary Compensation Table below represents the compensation expense we recorded during 2008 associated with restricted stock awards made to Mr. Morris during 2007 which partially vested during 2008.  Mr. Morris was not eligible for equity based incentive compensation during 2008; the 2007 awards were granted in connection with his employment with the Company beginning in the fourth quarter of 2007.

Mr. Morris’s other compensation is primarily comprised of fringe benefits including officer supplemental life and disability insurance, 401(k) matching contributions and an automobile allowance.

Senior Executive Vice President and Chief Credit Officer of  TIB Bank

The base salary of the Senior Executive Vice President and Chief Credit Officer for TIB Bank, Alma R. Shuckhart, was increased to $217,000 for 2008 from her $210,000 base compensation for 2007. This amount was determined and approved by the Compensation Committee during the first quarter of 2008 and represented a 3% increase from Mrs. Shuckhart’s 2007 base salary. This level was deemed appropriate after conducting Mrs. Shuckhart’s annual review of her individual performance, accomplishments and achievements of short-term nonfinancial goals and her role in the Company’s progress on strategic objectives and we believe fair with respect to her duties, responsibilities and contributions as well as competitive factors as discussed above.

The amounts included in the Stock Awards and Option Awards columns of the Summary Compensation Table below represent the compensation expense we recorded during 2008 associated with stock option awards made to Mrs. Shuckhart during 2008 along with previously granted stock options and restricted stock awards which partially vested during 2008.  On March 25, 2008, 5,611 stock option awards with a fair value of $10,308 were granted to Mrs. Shuckhart in accordance with the guidelines for the 2004 Plan discussed above. These awards vest over five years in equal annual installments on the anniversary of the grant. The quantity of stock options granted were subjectively recommended by the CEO based upon Mrs. Shuckhart’s individual performance and achievements.

Mrs. Shuckhart’s non-equity incentive plan compensation is primarily comprised of the $96,726 change in value of the SERP benefits described below and fringe benefits including officer supplemental life and disability insurance, 401(k) matching contributions and personal use of a Company vehicle.

President

The base salary of the President (retired January 30, 2009), Edward V. Lett, was $360,500 for 2008. This amount was determined and approved by the Compensation Committee during the first quarter of 2008 and represented a 3% increase from Mr. Lett’s 2006 and 2007 base salary. This level was deemed appropriate after conducting Mr. Lett’s annual review of his individual performance and achievements.

The amounts included in the Stock Awards and Option Awards columns of the Summary Compensation Table below represent the compensation expense we recorded during 2008 associated with previously granted stock options and restricted stock awards which partially vested during 2008. Mr. Lett was not awarded any stock based compensation during 2008 as his responsibilities were diminished.

Mr. Lett’s non-equity incentive plan compensation was primarily comprised of the $58,960 change in value of the SERP benefits described below. Other compensation was primarily comprised of Mr. Lett’s $20,000 annual retainer as a member of the Board of Directors, officer supplemental life and disability insurance, 401(k) matching contributions and personal use of a company vehicle.

COMPENSATION COMMITTEE REPORT

The Compensation Committee held eleven meetings during 2008.  A copy of the Committee’s Charter is available on our website at www.tibfinancialcorp.com.  The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based upon such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.  The Compensation Committee certifies that it has reviewed with the senior risk officer of the Company, the incentive compensation arrangements of the Senior Officers and has made reasonable efforts to insure that such arrangements do not encourage the Senior Officers to take unnecessary and excessive risks that threaten the value of the Company.

Compensation Committee
Paul O. Jones, Jr. (Chairman)
Howard B. Gutman
Marvin F. Schindler

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the Compensation Committee members has served as an officer or employee of the Company and none of the Company’s executive officers has served as a member of a compensation committee or board of directors of any other entity, which has an executive officer or director serving as a member of the Company’s Board of Directors.

EXECUTIVE COMPENSATION

We do not compensate any of our directors or executive officers separately from the compensation they receive from TIB Bank or Naples Capital Advisors, Inc.  The following table sets forth information concerning compensation paid by the Company during 2008 to the Company's Chief Executive Officer (and former Chief Executive Officer and President), Chief Financial Officer and to each of the three most highly compensated executive officers other than the Chief Executive Officer and the Chief Financial Officer who were executive officers at December 31, 2008 for services rendered in all capacities to the Company and its subsidiaries

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation (1) ($)	Total ($)
Thomas J. Longe Chief Executive Officer and President	2008 2007 2006	$166,676 - -	$ - - -	$51,170 - -	$13,165 - -	$59,991 - -	$19,200 - -	$310,202 - -

Stephen J. Gilhooly EVP, Chief Financial Officer and Treasurer	2008 2007 2006	225,002 210,000 147,270	- - 31,500	- - -	30,525 28,082 17,927	69,172 - -	16,081 19,528 78,869	340,780 257,610 276,566

Michael D. Carrigan Chief Executive Officer and President of TIB Bank	2008 2007 2006	265,010 218,668 186,500	- - 46,375	22,731 12,506 3,333	24,045 23,980 23,980	86,468 - -	23,070 64,768 4,144	421,324 319,922 264,332

Michael H. Morris EVP TIB Bank Chief Executive Officer and President of Naples Capital Advisors	2008 2007 2006	300,012 - -	- - -	34,973 - -	- - -	- - -	17,876 - -	352,861 - -

Alma R. Shuckhart SEVP and Chief Credit Officer of TIB Bank	2008 2007 2006	215,258 206,667 187,812	- - 37,624	10,917 9,229 3,344	17,829 16,462 17,358	96,726 132,564 63,096	10,844 11,382 6,568	351,574 376,304 315,802

Edward V. Lett (Retired 1/09) Former Chief Executive Officer and President	2008 2007 2006	360,951 350,000 350,000	- - 140,000	61,569 63,283 53,239	36,578 36,478 48,003	58,960 283,888 278,017	32,430 32,937 30,804	550,488 766,586 900,063

_______
(1)	The amounts reported represent the aggregate incremental cost to the Company of all perquisites and personal benefits provided to the Senior Officers as follows:

(a) The amount for Mr. Longe for 2008 consists of $19,200 for service on the Board of Directors prior to becoming CEO of the Company.

(b) The amount for 2008 for Mr. Gilhooly includes $5,083 in matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions, $3,577 in officer supplemental life and disability insurance and $7,421 in personal use of a company auto. For 2007 the amount includes $3,836 in matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions, $3,471 in officer supplemental life and disability insurance, approximately $4,800 in personal use of an apartment rented by TIB Bank and $7,421 in personal use of a company auto.  For 2006 the amount includes, $1,000 in matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions, $2,279 in officer supplemental life and disability insurance, $3,078 in personal use of a company auto, $7,261 in personal use of an apartment rented by TIB Bank and $66,251 in reimbursement of moving expenses in connection with the commencement of his employment with the Company.

(c) The amount for Mr. Carrigan for 2008 includes $5,000 retainer for service on the Board of Directors, $5,576 in matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions, $4,242 officer supplemental life and disability insurance, $962 in personal use of a company auto and $7,290 country club dues. For 2007 the amount includes $5,125 matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions, $3,217 officer supplemental life and disability insurance, $1,259 in personal use of a company auto, $12,650 in reimbursement for housing expenses after his relocation and $5,336 for the associated tax gross-up and $37,181 in reimbursement of moving expenses in connection with his relocation to Southwest Florida.  The amount in 2006 includes matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions and officer supplemental life and disability insurance.

(d) The amount for Mr. Morris for 2008 includes $5,750 in matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions, $3,726 in officer supplemental life and disability insurance and $8,400 for auto allowance.

(e) The amount for Mrs. Shuckhart for 2008 consists of $1,491 in personal use of a company auto, $5,750 in matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions and $3,603 in officer supplemental life and disability insurance.  The amount in 2007 consists of $1,437 in personal use of a company auto, $5,511 in matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions and $4,434 in officer supplemental life and disability insurance. The amount in 2006 consists of personal use of a company auto, matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions and officer supplemental life and disability insurance.

(f) For Mr. Lett the amount for 2008 consists of the $20,000 retainer for service on the Board of Directors, $3,400 in matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions, $8,372 in officer supplemental life and disability insurance and $658 in personal use of a company auto.  For 2007 the amount consists of $20,000 retainer for service on the Board of Directors, $3,825 in matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions, $8,080 in officer supplemental life and disability insurance and $1,032 in personal use of a company auto. For 2006 the amount consists of $20,000 retainer for service on the Board of Directors, $700 in matching contributions to TIB Bank’s Employee Stock Ownership Plan with 401(k) provisions, $7,652 in officer supplemental life and disability insurance and $2,452 in personal use of a company auto.

(2)	The amounts reported as Non-Equity Incentive Plan Compensation represent activity related to nonqualified deferred compensation provisions as follows:

(a)	The amount for Mr. Longe represents activity related to the provisions of the director deferred fee agreement discussed under compensation of directors.

(b)	The amount for Messrs. Lett, Gilhooly and Carrigan and Mrs. Shuckhart represent activity related to the provisions of the salary continuation agreements discussed below.

The amount of salary and bonus in proportion to total compensation for each of our named executive officers was 54% in the case of Mr. Longe, 66% in the case of Messrs. Lett and Gilhooly, 63% in the case of Mr. Carrigan, 85% in the case of Mr. Morris and 61% in the case of Mrs. Shuckhart.

Salary Continuation Agreements

TIB Bank has entered into a Salary Continuation Plan with certain of its executive officers. The plan is a nonqualified deferred compensation arrangement that is designed to provide supplemental retirement income benefits to participants.  Upon termination of employment on or after normal retirement at age 65, the participant will receive a monthly retirement income benefit equal to 43% of the highest annual base salary in the three years immediately preceding termination of employment in the case of Mr. Lett and Mrs. Shuckhart and 40% for Messrs. Gilhooly and Carrigan.  Mr. Lett and Mrs. Shuckhart are vested 100% in the benefit accrual balance.  For Messrs. Gilhooly and Carrigan, the amount of the benefit vests 10% each year starting December 31, 2008 and is fully vested on or after December 31, 2017. Upon termination of employment prior to the normal retirement age, the participant will receive future annual payments subsequent to retirement age based upon the vested portion of the accrual balance, plus interest from the date of termination of employment to commencement of payments. If employment is terminated due to death or permanent disability prior to normal retirement age, the participant, or beneficiary in the event of death, will receive the full accrual balance for the year ending immediately prior to termination of employment.  If the participant is actively employed by TIB Bank at the time of a change of control, the participant will receive a full retirement benefit based on a re-projection of what the normal retirement benefit would have been.  The re-projected benefit will be 43% in the case of Mr. Lett and Mrs. Shuckhart and 40% in the case of Messrs. Gilhooly and Carrigan of the highest base salary in the three years immediately preceding termination of employment increased annually by 4% until their normal retirement date.  If the participant dies after the commencement of benefits but before all benefits are paid, the participant’s beneficiary will receive the remaining benefits at the same time and in the same amounts that would have been paid to the participant had the participant survived.  If the participant is entitled to benefit payments under the plan but dies prior to the commencement of payments, the participant’s beneficiary will receive the benefits commencing on the first day of the month following the participant’s death in the case of Mr. Lett and Mrs. Shuckhart and the first day of the third month in the case of Messrs. Gilhooly and Carrigan.

The agreements for all participants were amended effective December 31, 2008 primarily to conform such agreements to the requirements of Section 409A of the Code and related regulations.  In connection with these changes Mr. Lett executed an agreement electing to receive a lump sum distribution in 2009 of the amount vested, accrued and earned through December 31, 2008.

Based upon current salary levels, with no assumed increases, the annual normal retirement benefit at commencement would be as follows:

	Commencement Date	Annual Retirement Benefit at Commencement
Thomas J. Longe	-	$-
Stephen J. Gilhooly	5/1/17	100,000
Michael D. Carrigan	6/2/16	108,000
Michael H. Morris	-	-
Alma R. Shuckhart	6/3/14	93,310
Edward V. Lett (1)	11/24/10	155,015

(1) As described above, pursuant to the provisions of the December 31, 2008 amendment to his deferred compensation agreement, Mr. Lett elected to terminate future benefits associated with his agreement and receive a lump sum distribution of the accrued balance associated with his vested benefit in January 2009.

In connection with the plan, TIB Bank has purchased single premium life insurance on several of the participants in order to finance the plan expenses and to also provide a split dollar life insurance benefit.  Under the split dollar arrangement, the insured participant may name the beneficiary of an amount of life insurance equal to 60% of the policy death benefit in excess of the policy’s cash value at the time of the participant’s death.  At any time prior to a change in control, TIB Bank may amend or terminate the arrangement.  Following a change of control, the policy (or an equivalent replacement) and the split dollar arrangement will remain in place for the remainder of the participant’s life unless terminated by mutual agreement of the participant and TIB Bank.  If the participant terminates employment (other than following a change of control), the split dollar arrangement terminates and the participant will have no further interest in the life insurance policy.  As discussed under “Compensation of Directors”, Mr. Longe was awarded 10,406 restricted shares and his split-dollar life insurance benefits were terminated by us on July 25, 2005, and we became the sole beneficiary of the related life insurance policy. The cash values of these policies are carried as an asset on our financial statements.  Information relative to these policies is shown below:

	Insurance policy premium paid by TIB Bank	Cash value at December 31, 2008	Officer survivor’s benefit at December 31, 2008	Imputed income of insurance coverage included in officer’s 2008 taxable wages
Thomas J. Longe	$400,000	$552,317	$-	$-
Stephen J. Gilhooly	-	-	-	-
Michael D. Carrigan	-	-	-	-
Michael H. Morris	-	-	-	-
Alma R. Shuckhart	770,000	990,552	734,252	1,339
Edward V. Lett (1)	1,170,000	1,637,249	723,416	2,720

(1)
As described in the section entitled “Consulting Agreement” above, upon his retirement and entering into the consulting agreement, Mr. Lett’s split dollar life insurance benefits terminated on January 30, 2009.

Nonqualified Deferred Compensation Table

The table below details the activity related to nonqualified deferred compensation.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals ($)	Aggregate Balance at Last Fiscal Year End ($)
Thomas J. Longe (1)	$40,000	$-	$19,991	$-	$329,489
Stephen J. Gilhooly (2)	-	64,647	4,525	-	69,172
Michael D. Carrigan (2)	-	80,811	5,657	-	86,468
Michael H. Morris	-	-	-	-	-
Alma R. Shuckhart (2)	-	67,452	29,274	-	447,477
Edward V. Lett (2), (3)	-	-	58,960	-	1,083,202

(1)	The amounts reported represent the nonqualified deferred compensation to Mr. Longe under the director deferred fee plan discussed under compensation to directors.

(2)
The amounts reported represent the supplemental retirement benefits provided to the executives under the nonqualified deferred compensation provisions of the salary continuation agreements discussed above.

(3)
As described above, pursuant to the provisions of the December 31, 2008 amendment to his deferred compensation agreement, Mr. Lett elected to terminate future benefits associated with his agreement and receive a lump sum distribution of the accrued balance at the last fiscal year end during January 2009.

Stock Options

We have one compensation plan under which shares of our Common Stock are issuable.  This is our 2004 Plan, which was approved by our Board of Directors and shareholders in 2004.

Previously we had granted stock options under our 1994 Incentive Stock Option Plan and Nonstatutory Stock Option Plan as amended and restated as of August 31, 1996 which terminated on March 22, 2004.  The following sets forth certain information regarding these plans.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans as of March 31, 2009.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	606,179 (1)	$9.12	306,593 (2)
Equity compensation plans not approved by security holders (3)	84,399	$8.92	-
Total	690,578	$9.09	306,593
_______
(1)	Consists of options issued under the 1994 Incentive Stock Option Plan and the 2004 Plan.
(2)	Consists of shares available for issuance under the 2004 Plan.
(3)
Consists of options issued in exchange for options to purchase common stock of The Bank of Venice pursuant to the relevant terms of the merger agreement between TIB Financial Corp. and The Bank of Venice.

Grants of Plan-Based Awards Table

The following table sets forth information regarding all incentive plan awards of stock option grants and restricted stock awards that were made to our named executive officers during 2008.
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas J. Longe	05/15/08	-	15,610 (b)	$6.14	$20,892
Stephen J. Gilhooly	03/25/08	-	5,098 (c)	8.04	9,368
Michael D. Carrigan	03/25/08 (a)	5,516	-	-	44,391
Michael H. Morris	-	-	-	-	-
Alma R. Shuckhart	03/25/08	-	5,611 (d)	8.04	10,308
Edward V. Lett	-	-	-	-	-
_______
(a)
The closing market price on March 25, 2008, the grant date for these restricted stock awards, was $8.04 per share. The quantity of restricted stock awards granted were subjectively recommended by the CEO based upon Mr. Carrigan’s individual performance and achievements as well as the assumption of additional responsibilities as Chief Executive Officer and President of TIB Bank.

(b)
The quantity of stock options granted in 2008 was subjectively determined by the Compensation Committee based upon Mr. Longe’s assumption of the duties and responsibilities of Chief Executive Officer of the Company.

(c)	The quantity of stock options granted were subjectively recommended by the CEO based upon Mr. Gilhooly’s individual performance and achievements.
(d)	The quantity of stock options granted were subjectively recommended by the CEO based upon Mrs. Shuckhart’s individual performance and achievements.

Option Exercises and Stock Vested Table

The following table sets forth information with respect to our named executive officers concerning stock options exercised and restricted stock vested in 2008.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Thomas J. Longe	-	-	1,388 2,081	$10,150 12,322

Stephen J. Gilhooly	-	-	-	-

Michael D. Carrigan	-	-	139 342 235 417	785 2,531 1,548 2,518

Michael H. Morris	-	-	4,047	18,844

Alma R. Shuckhart	-	-	139 208 235 171	785 1,256 1,548 1,344

Edward V. Lett	-	-	2,772 748 882	13,641 5,851 5,810
_______

(1)	We computed the aggregate dollar amount realized upon vesting by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information on outstanding options and stock awards held by our named executive officers at December 31, 2008.  For option awards, the table discloses the exercise price and the expiration date.  For stock awards, the table provides the total number of shares of stock that have not vested and the aggregate market value of shares of stock that have not vested.
	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Thomas J. Longe	10,406	-	$6.47	5/22/2011	-	$ -
	-	15,610(1)	6.14	5/15/2018	-	-
	- -	- -	- -		4,160(2) 2,774(3)	18,304 12,206

Stephen J. Gilhooly	10,407 859	15,609 (4) 3,435 (5) 5,098(6)	$14.17 14.68 8.04	4/18/2016 4/5/2017 3/25/2018	- - -	$ - - -

Michael D. Carrigan	16,652	24,972 (7)	$10.94	2/9/2014	-	$ -
	4,995	3,330 (8)	12.13	1/25/2015	-	-
	-	-	-		705 (9)	3,102
	- - - -	- - - -	- - - -		414 (10) 1,366 (11) 1,664 (12) 5,516(13)	1,822 6,010 7,322 24,270

Michael H. Morris	-	-	-		8,091(14)	$35,600

Alma R. Shuckhart	2,082	2,080 (15)	$5.05	11/28/2010	-	$ -
	8,326	16,648 (16)	5.96	3/26/2012	-	-
	4,995	3,330 (8)	12.13	1/25/2015	-	-
	-	5,611(17)	8.04	3/25/2018	-	-
	- - - -	- - - -	- - - -		705 (9) 414 (18) 682(19) 832(20)	3,102 1,822 3,005 3,661
Edward V. Lett	10,406(21)	20,812 (22)	$12.13	1/25/2015	-	$ -
	- -	- -	- -		1,761 (23) 1,494 (24)	7,748 6,574

(1)        These stock options were granted on May 15, 2008 and vest on May 15, 2009.

(2)	These restricted stock awards were granted on July 28, 2005 and vest as follows: 2,080 on July 28, 2009 and 2,080 on July 28, 2010.

(3)	These restricted stock awards were granted on April 24, 2007 and vest as follows: 1,387 on April 15, 2009 and 1,387 on April 15, 2010.

(4)	These stock options were granted on April 18, 2006 and vest as follows: 5,203 on April 18, 2009, 5,203 on April 18, 2010 and 5,203 on April 19, 2011.

(5)	These stock options were granted on April 5, 2007 and vest as follows: 859 on April 5, 2009, 859 on April 5, 2010, 859 on April 5, 2011 and 858 on April 5, 2012.

(6)	These stock options were granted on March 25, 2008 and vest as follows: 1,020 on March 25, 2009, 1,020 on March 25, 2010, 1,020 on March 25, 2011, 1,019 on March 25, 2012, and 1,019 on March 25, 2013.

(7)
These stock options were granted on February 9, 2004 and vest as follows:  4,162 on February 9, 2009, 4,162 on February 9, 2010, 4,162 on February 9, 2011, 4,162 on February 9, 2012 and 8,324 on February 9, 2013.

(8)	These stock options were granted on January 25, 2005 and vest as follows: 1,665 on January 25, 2009, and 1,665 on January 25, 2010.

(9)	These restricted stock awards were granted on March 3, 2006 and vest as follows: 235 on March 3, 2009, 235 on March 3, 2010 and 235 on March 3, 2011.

(10)	These restricted stock awards were granted on October 25, 2006 and vest as follows: 138 on October 25, 2009, 138 on October 25, 2010 and 138 on October 25, 2011.

(11)	These restricted stock awards were granted on April 9, 2007 and vest as follows: 343 on April 9, 2009, 341 on April 9, 2010, 341 on April 9, 2011 and 341 on April 9, 2012.

(12)	These restricted stock awards were granted on May 22, 2007 and vest as follows: 416 on May 22, 2009, 416 on May 22, 2010, 416 on May 22, 2011 and 416 on May 22, 2012.

(13)
 These restricted stock awards were granted on March 25, 2008 and vest as follows: 1,103 on March 25,   2009, 1,104 on March 25, 2010, 1,103 on March 25, 2011, 1,103 on March 25, 2012, and 1,103 on March  25, 2013.

(14)	These restricted stock awards were granted on November 30, 2007 and vest as follows: 4,046 on November 30, 2009, and 4,045 on November 30, 2010.

(15)	These stock options were granted on November 28, 2000 and vest as follows: 2,080 on November 28, 2009.

(16)	These stock options were granted on March 26, 2002 and vest as follows: 4,162 on March 26, 2009, 4,162 on March 26, 2010 and 8,324 on March 26, 2011.

(17)	These stock options were granted on March 25, 2008 and vest as follows: 1,123 on March 25, 2009, 1,122 on March 25, 2010, 1,122 on March 25, 2011, 1,122 on March 25, 2012, and 1,122 on March 25, 2013.

(18)	These restricted stock awards were granted on October 24, 2006 and vest as follows: 138 on October 24, 2009, 138 on October 24, 2010 and 138 on October 24, 2011.

(19)	These restricted stock awards were granted on April 6, 2007 and vest as follows: 171 on April 6, 2009, 171 on April 6, 2010, 170 on April 6, 2011 and 170 on April 6, 2012.

(20)	These restricted stock awards were granted on May 22, 2007 and vest as follows: 208 on May 22, 2009, 208 on May 22, 2010, 208 on May 22, 2011 and 208 on May 22, 2012.

(21)	Mr. Lett retired as President of TIB Financial Corp on January 30, 2009. These options will expire on April 30, 2009.

(22)	These options vested on January 25, 2009. Mr. Lett retired as President of TIB Financial Corp on January 30, 2009. These options will expire on April 30, 2009.

(23)	These restricted stock awards were granted on March 3, 2006 and vesting was accelerated to occur upon Mr. Lett’s retirement on January 30, 2009.

(24)	These restricted stock awards were granted on April 2, 2007 and vesting was accelerated to occur upon Mr. Lett’s retirement on January 30, 2009

Employment Agreements

The Company and TIB Bank have entered into employment agreements with each of Mr. Carrigan and Mrs. Shuckhart for a term of three years and with Mr. Gilhooly for a term of two years.  TIB Bank and Naples Capital Advisors, Inc. have entered into an employment agreement with Mr. Morris for a term of three years. Primarily to achieve compliance with Section 409A of the Internal Revenue Code, these agreements were amended and restated effective January 1, 2009.  The agreements provide for a base salary, discretionary bonuses as approved by the Board of Directors and the Compensation Committee, and such other benefits as provided by the Company and its subsidiaries to their employees generally. The agreements also provide that the executives will receive severance benefits if, prior to their respective agreement's expiration, we voluntarily terminate employment “without cause” (as defined in the agreements) or he or she terminates his employment for “good reason absent a change in control” (as defined in the agreements) (collectively, “Early Termination”). In the event of Early Termination, the executives would be entitled to severance payments consistent with our normal payroll payment dates for a period of two years in the case of Mrs. Shuckhart and Messrs. Gilhooly, Carrigan and Morris (except three years for good reason in the case of Mr. Morris) at amounts totaling an annual sum equal to the greater of (i) a continuation of the base salary in effect at the time of termination, or (ii) a higher base salary paid anytime during the 36 months preceding the time of termination. The executives would also receive an annual amount, during the same period described above, which equals the amount of any incentive cash bonus payment paid during the year prior to termination. Additionally, we would pay any unpaid base salary due to the executives at the time of termination and pay for continuation of health care benefits following termination for up to 18 months. The employment agreements also contain confidentiality provisions and covenants not to solicit employees or clients during the employment term and for periods following termination of employment during which the executive is receiving any salary continuation payments from us. If after a change in control, the executive’s employment is terminated by the Company (or successor thereto) or the executive terminates employment for “good reason with a change in control” (as defined in the agreements) the executive is entitled to receive a lump sum payment equal to two times the average base annual salary received by the executive during the three year period prior to such termination.  In addition, if the payment imposes any excise tax on the executive under Section 280G of the Internal Revenue Code of 1986, then we are required to make an additional payment to the executive such that, after such payment, the executive would be reimbursed in full for such excise tax payment.

As a result of our participation in the CPP previously described in “Compensation Committee Requirements under TARP”, the Senior Officers entered into agreements with the Company which effectively waive any provisions of their employment agreements which do not comply with executive compensation restrictions and limitations prescribed by recently enacted legislation. As a result of our participation in the CPP, any severance and change in control payments, cash incentive bonus payments, and stock option grants to the Senior Officers are subject to the guidelines and requirements of the CPP program as long as the United States Treasury has an ownership in the Company.

As described in the section entitled “Consulting Agreement” above, upon his retirement and entering into the consulting agreement, Mr. Lett’s employment agreement terminated on January 30, 2009.

The following are the estimated payments that would have been provided to each of the named executive officers if the executive officer’s employment was terminated on December 31, 2008 or a change in control of the Company had taken place on December 31, 2008:

Benefits and Payments Upon Termination	Termination By the Company Without Cause (1)	Termination By Employee for Good Reason Absent a Change in Control (1)	Change In Control	Death (2)	Disability
Thomas J. Longe
Salary and Bonus	$-	$-	$-	$-	$-
Accelerated Restricted Stock Vesting	-	-	30,514	30,514	-
Accelerated Option Vesting	-	-	-	-	-
SERP Benefits	-	-	-	-	-
Other Benefits	-	-	-	-	-
Tax Gross-Up	-	-	-	-	-
Total	$-	$-	$30,514	$30,514	$-

Stephen J. Gilhooly
Salary and Bonus	$500,000	$500,000	$430,001	$-	$20,833
Accelerated Restricted Stock Vesting	-	-	-	-	-
Accelerated Option Vesting	-	-	-	-	-
SERP Benefits	-	-	482,260	-	-
Other Benefits	10,446	10,446	-	-	-
Tax Gross-Up	-	-	215,042	-	-
Total	$510,446	$510,446	$1,127,303	$-	$20,833

Michael D. Carrigan
Salary and Bonus	$540,000	$540,000	$446,785	$-	$22,500
Accelerated Restricted Stock Vesting	-	-	42,530	42,530	-
Accelerated Option Vesting	-	-	-	-	-
SERP Benefits	-	-	517,131	-	-
Other Benefits	21,514	21,514	-	-	-
Tax Gross-Up	-	-	244,677	-	-
Total	$561,514	$561,514	$1,251,123	$42,530	$22,500

Michael H. Morris
Salary and Bonus	$600,000	$900,000	$600,024	$-	$25,000
Accelerated Restricted Stock Vesting	-	-	35,609	35,609	-
Accelerated Option Vesting	-	-	-	-	-
SERP Benefits	-	-	-	-	-
Other Benefits	33,072	33,072	-	-	-
Tax Gross-Up	-	-	-	-	-
Total	$633,072	$933,072	$635,633	$35,609	$25,000

Alma R. Shuckhart
Salary and Bonus	$217,000	$434,000	$406,491	$-	$18,083
Accelerated Restricted Stock Vesting	-	-	11,594	11,594	-
Accelerated Option Vesting	-	-	-	-	-
SERP Benefits	-	-	332,735	-	-
Other Benefits	10,330	10,330	-	734,252	-
Tax Gross-Up	-	-	173,698	-	-
Total	$227,330	$444,330	$924,518	$745,846	$18,083

Edward V. Lett (3)
Salary and Bonus	$1,081,500	$1,081,500	$1,060,951	$-	$30,042
Accelerated Restricted Stock Vesting	-	-	14,331	14,331	-
Accelerated Option Vesting	-	-	-	-	-
SERP Benefits	-	-	-	-	-
Other Benefits	32,727	32,727	-	723,416	-
Tax Gross-Up	-	-	-	-	-
Total	$1,114,227	$1,114,227	$1,075,282	$737,747	$30,042
_______
(1)	The amounts reported as other benefits in this column relate to reimbursement for continued health insurance coverage.
(2)	The amounts associated with the caption “Other Benefits” relate to the life insurance policies discussed above and represent the survivors’ benefit as of December 31, 2008.
(3)	The amounts presented for Mr. Lett were pursuant to the terms of his employment agreement which was terminated on January 30, 2009 as described above in the section entitled “Consulting Agreement”.

COMPENSATION OF DIRECTORS

In 2008, all of the members of the Board of Directors of the Company who are not employees of our subsidiaries received a quarterly retainer of $5,000 and $750 for attending each of the 12 regular board meetings, for a total of up to $29,000 annually.  Directors who are officers of the Company received only the $5,000 quarterly retainer while serving in the capacity as both Directors and officers simultaneously.  The Chairman of the Board received an additional  $5,000 quarterly retainer, and the meeting fees for attending each of the four regular board meetings prior to becoming Chief Executive Officer for a total of up to $43,000 annually. The Chairman of the audit committee received an additional $4,375 quarterly retainer for a total of up to $46,500 annually. The Chairman of the corporate governance and nominating committee and lead director received an additional $5,000 quarterly retainer for a total of up to $49,000 annually.  The Chairman of the compensation committee received an additional $3,750 quarterly retainer for a total of up to $44,000 annually. The Chairman of the strategic planning and marketing committee received an additional $2,500 quarterly retainer for a total of up to $39,000 annually. Committee members received additional meeting fees of $600 per committee meeting attended.

On July 28, 2005, we awarded 10,406 restricted shares under our 2004 Plan to each of our six non-employee directors.  Each award vests as to 2,082 shares the first year and 2,081 shares each year for the following four years, subject to accelerated vesting upon a change in control of the Company (as defined in the Plan) or the death of the director.  The split-dollar life insurance benefits for the six non-employee directors were terminated by us on July 25, 2005, and we became the sole beneficiary of the related life insurance policies.

           TIB Bank maintains a fee deferral plan for directors of TIB Bank who elect to participate.  The plan is a nonqualified deferred compensation arrangement that is designed to provide supplemental retirement income benefits to participants.  The participant may defer some or all of the annual retainer and board meeting fees into the plan.  The balance in the participant’s deferral account grows during the period prior to termination of service as a director, at a rate determined annually based on a calculation as defined in the agreement which produced a rate of 7% for 2008.  At various triggering events, TIB Bank will pay benefits to the participant in cash from the general assets of TIB Bank based on the value of the deferral account at that time.  The total fee deferred in 2008 by the four directors participating in the plan was $112,250.  In December 2008, the Company entered into Amended and Restated Deferred Fee Agreements with these four directors.  The agreements were amended to bring them into compliance with section 409A of the Internal Revenue Code.  In connection with these changes each director elected to receive a lump sum distribution in 2009 of the amount vested accrued and earned through December 31, 2008.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
Bradley Boaz (1)	$4,833	$202	$-	$-	$-	$5,035
Richard Bricker	62,700	51,170	-	-	-	113,870
Howard Gutman (2)	38,717	6,527	-	-	-	45,244
Paul Jones	22,800	51,170	-	43,250	13,236	130,456
John Parks (2)	63,900	37,749	2,207	-	13,953	117,809
Marvin Schindler (2)	45,800	37,749	2,207	-	-	85,756
Otis Wallace (2)	12,000	37,749	2,207	29,000	12,912	93,868
_______
(1)	Restricted Stock Awards with fair values of $6,150 were granted to Mr. Boaz upon his appointment to the Board of Directors during 2008.
(2)
Restricted Stock Awards with fair values of $29,040 were granted to Mr. Gutman upon his election to the Board of Directors and to Messrs. Parks, Schindler and Wallace upon their reelection to the Board of Directors during 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2009.

TIB FINANCIAL CORP.
By:	/s/Thomas J. Longe
Thomas J. Longe Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A  has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 15, 2009.

Signature	Title
/s/Thomas J. Longe	Chief Executive Officer, President and Director
Thomas J. Longe
/s/Bradley A. Boaz	Director
Bradley A Boaz
/s/Richard C. Bricker, Jr.	Director
Richard C. Bricker, Jr.
/s/Howard B. Gutman	Director
Howard B. Gutman
/s/Paul O. Jones, Jr. M.D.	Director
Paul O. Jones, Jr., M.D.
Deceased	Director
Edward V. Lett /s/John G. Parks, Jr.	Director
John G. Parks, Jr.
/s/Marvin F. Schindler	Director
Marvin F. Schindler
/s/Otis T. Wallace	Director
Otis T. Wallace

Signature	Title

/s/Stephen J. Gilhooly	Executive Vice President, Chief Financial Officer and Treasurer
Stephen J. Gilhooly	(Principal Accounting Officer)