Form 10-K
period 2009-12-31
TIB FINANCIAL CORP.
filed 2010-03-31
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities Registered pursuant to Section 12(b) of the Act: Common stock, par value $0.10
Securities Registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes or ☑ No
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes or ☑ No
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes or ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                                              Accelerated filer ☐

Non-accelerated filer  ☑                                                Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $40,067,000 based on the $2.77 per share closing price on June 30, 2009.
The number of shares outstanding of issuer’s class of common stock at February 28, 2010 was 14,887,922 shares of common stock.
Documents Incorporated By Reference: Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2009 fiscal year end are incorporated by reference into Part III of this report.

This Page Intentionally Left Blank

This Page Intentionally Left Blank

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of TIB Financial Corp. (the “Company”) to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:  failure to continue as a going concern; failure to maintain adequate levels of capital and liquidity to support our operations; the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, and interest rate risks; the effects of competition from other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in the Company’s market area and elsewhere.  All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.  The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning); the term “Bank” means TIB Bank and its subsidiaries (unless the context indicates another meaning).

ITEM 1:  BUSINESS

Going Concern

We are required by regulation to maintain adequate levels of capital to support our operations.  As part of an informal agreement entered into with bank regulatory agencies on July 2, 2009, the Bank was also required to increase its capital and maintain certain regulatory capital ratios prior to December 31, 2009.  At December 31, 2009, these elevated capital ratios were not met.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot be certain of our ability to raise additional capital on terms acceptable to us.  Our inability to raise additional capital or comply with the capital requirement terms of the informal agreement to date raises substantial doubt about our ability to continue as a going concern.

General

We are a bank holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiaries, TIB Bank, established in 1974, and Naples Capital Advisors, Inc.  Together we have twenty-eight full-service banking offices in Florida that are located in Monroe, Miami-Dade, Collier, Lee, and Sarasota counties. We serve over 60,000 customers in these five counties. On September 25, 2009, we completed the merger of The Bank of Venice into TIB Bank, which we believe will provide synergy, renewed marketing focus and economies of scale to our organization.  On December 8, 2008, TIB Bank received authority to exercise trust powers from the FDIC and the State of Florida. As of December 31, 2009, the Company’s SEC Registered Investment Advisory firm, Naples Capital Advisors, managed $146 million for high net worth clients. At December 31, 2009, we had approximately $1.71 billion in total assets, $1.37 billion in total deposits, $1.20 billion in total loans, and $55.5 million in shareholders’ equity.

Through our subsidiaries, we offer a wide range of commercial, retail and private banking and trust, investment management and other financial services to businesses, individuals and families. Our deposit account services include checking, interest-bearing checking, money market, savings, certificates of deposit and individual retirement accounts. We offer all types of commercial loans, including: owner-operated commercial real estate; acquisition, development and construction; income-producing properties; short-term working capital; inventory and receivable facilities; and equipment loans. We also offer a full complement of consumer loan products. Our lending focus is on small to medium-sized business, private banking clients and consumer borrowers. Most importantly, we provide our customers with access to local bank officers who are empowered to act with flexibility to meet customers' needs in an effort to foster and develop long-term, multi-service relationships. Through Naples Capital Advisors, Inc., and TIB Bank, we offer wealth management, investment advisory and trust services.

TIB Bank has been executing a community bank business strategy for individuals and businesses in the Florida Keys for 36 years. It is a unique market defined largely by its geography. From Key Largo to Key West, the Florida Keys stretch approximately 130 miles through a chain of islands each less than two miles wide. The islands of the Florida Keys are connected principally by a single highway, U.S. 1. TIB Bank is one of the few banks in the Florida Keys operating throughout the entire expanse of the market. It is a very competitive market based on personal attention and service rather than branch locations.

Our service-oriented style of business has resulted in the second largest deposit market share of any financial institution in the Florida Keys. At December 31, 2009, the Bank had $503.2 million in deposits or 22% of the $2.2 billion Monroe County deposit market as reported by the FDIC as of June 30, 2009. TIB Bank remains vigilant to its core market and to the highly valued market share and relationships that have historically provided the Bank its success.

In 2001, TIB Bank expanded into the Southwest Florida markets of Collier and Lee County. Similar to the strategy honed in the Florida Keys, TIB focuses on small businesses and individuals appreciative of community bank service. Although the Naples, Bonita Springs and Fort Myers sub-markets are highly competitive, TIB Bank has made consistent progress in growing new households and increasing market share in these valuable areas. These efforts have been bolstered by the recent introduction of private banking and wealth management services. The private banking team, since January, 2008 and as of December 31, 2009 had generated $48 million in new client deposits and $13 million in loans.

In April, 2007, the Company completed the acquisition of The Bank of Venice. Combined with the two offices of Riverside Bank of the Gulf Coast, purchased in February 2009, TIB Bank is now the largest community banking presence, as measured by deposits in the Venice-Nokomis market.

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, we sold to the U.S. Department of the Treasury, $37 million of Series A preferred stock of TIB Financial Corp., with a 5% cumulative annual dividend yield for the first five years, and 9% thereafter, and a ten year warrant to purchase up to 1,106,389 shares of the Company’s voting common stock, at an exercise price of $5.02 per share, for an aggregate purchase price of $5.5 million in cash.

In February 2009, TIB Bank assumed $317 million of deposits (which excluded brokered deposits) of Riverside Bank of the Gulf Coast from the FDIC. Riverside Bank’s nine offices reopened on February 17, 2009 as branches of TIB Bank. The assumption of the deposits increased our market presence in Fort Myers and Venice, and expanded our banking operations into the contiguous market of Cape Coral. The transaction also provided us with additional core deposit funding for loan growth, the potential for new customer relationships and will improve and increase our brand awareness throughout the Southwest Florida markets we serve.

We are subject to examination and regulation by the Board of Governors of the Federal Reserve System, the Florida Office of Financial Regulation, the United States Securities and Exchange Commission (the “SEC”) and the Federal Deposit Insurance Corporation (the “FDIC”). This regulation is intended for the protection of our depositors and clients, not our shareholders.

Business Strategy

Our business strategy is to operate as a profitable, diversified financial services company providing a variety of banking and other financial services, with an emphasis on building multi-service relationships through commercial loans to small and medium-sized businesses, private banking, trust and investment management and consumer and residential mortgage lending and to be the premier community bank in the markets we serve. As a result of the consolidation of locally based small and medium-sized financial institutions and the emergence of large, nationally focused financial institutions, we believe there is a significant opportunity for community based and focused banks to provide a full range of financial services to small and middle-market commercial and retail customers. We emphasize comprehensive retail, private banking, wealth management and business products and responsive, decentralized decision-making which reflects our knowledge of customers and experience in our local markets.

Our business strategy is targeted to:

•	Provide customers with access to our local executives who make key credit and account decisions;

•	Pursue commercial lending opportunities with small to mid-sized businesses which we believe are underserved by our larger competitors;

•
Pursue private banking and wealth management opportunities with affluent individuals and families which are underserved or served remotely by our larger competitors, headquartered out of the state of Florida;

•
Provide residential mortgage financing on both a mortgage banking basis with conforming loans sold through the secondary market and on a portfolio basis with jumbo and other nonconforming loans originated for customers with an existing relationship;

•
Originate consumer loans principally on a direct basis to diversify our sources of loans and revenue and enhance our interest margin.  We are deemphasizing the origination of auto loans on an indirect basis through auto dealers, but will continue to originate loans to consumers with prime credit;

•	Cross-sell our products and services to our more than 60,000 existing customers to leverage our relationships, grow fee income and enhance profitability; and

•	Adhere to safe and sound credit standards as we improve the quality of assets.

Banking services

Commercial Banking. The Bank focuses its commercial loan originations on established small and mid-sized businesses (generally up to $20 million in annual sales). These loans are usually accompanied by significant related deposits.  Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review.  The Bank offers a complete range of commercial loan products, including owner-occupied commercial real estate construction and term loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing.  We offer a wide range of cash management services and deposit products to commercial customers.

Retail Banking. Retail banking activities emphasize providing excellent customer service and cross selling multiple services to our customer base. An extensive range of these services is offered by the Bank to meet the varied needs of its customers. In addition to traditional products and services, the Bank offers state of the art Internet banking services. Consumer loan products offered by the Bank include home equity lines of credit, second mortgages, new and used auto loans, new and used boat loans, overdraft protection, and unsecured personal credit lines.

Mortgage Banking. The Bank’s mortgage banking business is structured to provide a source of fee and interest income.  Fees are generated by originating conforming fixed and variable rate loans for sale to the secondary market.  To compliment cross sell efforts to Private Banking and affluent customers, adjustable rate loans (mostly jumbo) are held in our loan portfolio.  Mortgage banking capabilities include conventional and nonconforming mortgage underwriting; and construction and permanent financing.

Private Banking, Trust and Investment Management.  A key component of the overall strategy is the integrated offering of private banking and wealth management.  The Company is now targeting affluent clients, business owners and retirees, building new relationships and expanding existing relationships to grow deposits, loans and fiduciary and investment management fee income.  Through private banking, we offer deposit products tailored to meet the needs of the wealthy, along with lines of credit and traditional mortgage financing.  These banking services are typically integrated with professional investment management and personal trust services.

Unlike most traditional community banks that appeal almost exclusively to one segment of the business market, the Bank reaches out to the community with multiple distribution channels, including private banking and wealth management.  This approach not only provides a competitive edge relative to other community banks, but also benefits the enterprise in the following ways:

•	They are services in demand and closely matching to the demographics of the market areas;

•	They will generate a scalable, diversified and profitable source of non-interest income; and

•	They will serve as an attractive platform from which to continuously attract new clients and new banking professionals.

Lending activities

Loan Portfolio Composition. At December 31, 2009, the Bank’s loan portfolio totaled $1.20 billion, representing approximately 70% of our total assets of $1.71 billion. For a discussion of our loan portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio.”

The composition of the Bank’s loan portfolios at December 31, 2009 and 2008 is indicated below, along with the change from the prior year.

(Dollars in thousands)	December 31, 2009	% of Total Loans	December 31, 2008	% of Total Loans	% Increase (Decrease) from December 31, 2008 to 2009
Real estate mortgage loans:
Commercial	$680,409	57%	$658,516	54%	3%
Residential	236,945	20%	205,062	17%	16%
Farmland	13,866	1%	13,441	1%	3%
Construction and vacant land	97,424	8%	147,309	12%	(34%)
Commercial and agricultural loans	69,246	6%	71,352	6%	( 3%)
Indirect auto loans	50,137	4%	82,028	6%	(39%)
Home equity loans	37,947	3%	34,062	3%	11%
Other consumer loans	10,190	1%	11,549	1%	(12%)
Total	$1,196,164	100%	$1,223,319	100%	( 2%)

Commercial Real Estate Mortgage Loans. At December 31, 2009, the Bank’s commercial real estate loan portfolio totaled $680.4 million. The Bank also has $13.9 million in loans outstanding that are secured by farmland. The Bank originates commercial mortgages primarily secured by hotels, guesthouses, restaurants, retail buildings, and general purpose business space. Although terms may vary, the Bank’s commercial mortgages generally are long term in nature, owner-occupied, and variable-rate loans. The Bank seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area and obtaining periodic financial statements and tax returns from borrowers. Commercial real estate loans are generally underwritten with future cash flows as the primary source of repayment and the pledged collateral as a secondary source of repayment. It is also the Bank’s general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

Commercial Loans. At December 31, 2009, the Bank’s commercial loan portfolio totaled $69.2 million. The Bank originates secured and unsecured loans for business purposes. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns.  The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan.  It is the Bank’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

Construction Loans. At December 31, 2009, the Bank’s construction loan portfolio totaled $97.4 million. The Bank provides interim real estate acquisition development and construction loans to builders, developers and other persons who will ultimately occupy the building. Real estate development and construction loans to provide interim financing on the property are based on acceptable percentages of the appraised value of the property securing the loan in each case. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. The Bank carefully monitors these loans with on-site inspections and control of disbursements.

Development and construction loans are secured by the properties under development or construction and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely in the value of the underlying property, the Bank considers the financial condition, experience and  reputation of the borrower and any guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information.

Loans to individuals for the construction of their primary or secondary residences are secured by the property under construction. The loan to value ratio of construction loans is based on the lesser of the cost to construct or the appraised value of the completed home. Construction loans normally have a maturity of 12-18 months. An independent general contractor is required and funds are disbursed periodically at pre-specified stages of completion. The Bank carefully monitors these loans with on site inspections and control of disbursements. These construction loans, to individuals, may be converted to permanent loans upon completion of construction.

    Residential Real Estate Mortgage Loans. At December 31, 2009, the Bank’s residential loan portfolio totaled $236.9 million. The Bank originates adjustable and fixed-rate residential mortgage loans through its mortgage banking operations. These mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. Beginning in late 2007, due to the collapse of the secondary market for jumbo residential mortgage loans, the Bank began to originate jumbo mortgage loans for retention in our loan portfolio for customers with whom we could develop a broader banking relationship.  This strategy has been integrated with our private banking and wealth management business line and is generating deeper banking services and customer relationships.  These jumbo loans retained in our loan portfolio are principally to finance owner occupied residences for higher net worth individuals and are generally adjustable rate mortgages with attractive yields.

Indirect Auto Loans. At December 31, 2009, TIB Bank’s indirect auto loan portfolio totaled $50.1 million. The indirect loan portfolio experienced sharp increases, beyond the Bank’s historical experience, in delinquencies beginning in the second half of 2007.  This increase in delinquency reflected, in part, the significant increase in unemployment in the Fort Myers, Lee County area where the Bank’s indirect auto loans are concentrated.  In response, collection and liquidation operations accelerated dramatically, resulting in substantially all of its vehicles being disposed of through wholesale rather than retail channels.  Contemporaneously, the market for used vehicles became increasingly saturated and a surge in fuel prices reduced demand for used vehicles, and especially so for the less fuel efficient vehicles like light trucks and sport utility vehicles.  These factors combined to lower the Bank’s realization upon disposition on a per vehicle basis and increase the volume and severity of losses incurred during 2008 and 2009.

The balance of outstanding indirect loans declined in 2009 as we reacted to local economic conditions beginning in 2008 by implementing more stringent underwriting criteria and reducing the volume of our originations. As a result of these adjustments, our originations during 2009 were principally to prime credit quality borrowers and totaled $6.6 million.

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

Other Consumer Loans and Home Equity Loans. At December 31, 2009, the Bank’s consumer loan portfolio totaled $10.2 million, and its home equity portfolio totaled $37.9 million. The Bank offers a variety of consumer loans. These loans are typically collateralized by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 75% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property and are made principally to existing customers of the bank. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 10 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.

Credit administration

The Bank’s lending activities are subject to written policies approved by the board of directors to ensure proper management of credit risk. Loans are subject to a defined credit process that includes credit evaluation of borrowers, risk-rating of credits, establishment of lending limits and application of lending procedures, including the holding of adequate collateral and the maintenance of compensating balances, as well as procedures for on-going identification and management of credit deterioration. Regular portfolio reviews are performed to identify potential underperforming credits, estimate loss exposure, and to ascertain compliance with the Bank’s policies.   Management review consists of evaluation of the financial strengths of the borrower and the guarantor, the related collateral and the effects of economic conditions.

The Bank generally does not make commercial or consumer loans outside its market area unless the borrower has an established relationship with the Bank and conducts its principal business operations within the Bank’s market area. Consequently, the Bank and borrowers are affected by the economic conditions prevailing in our market areas.

Private Banking, Wealth Management and Trust Services

The Company offers private banking and trust services through credentialed professionals who provide clients customized financial solutions.  The Company also delivers sophisticated investment management services to individuals, families, trust and non-profit organizations through Naples Capital Advisors, Inc.  Naples Capital Advisors, Inc. is an SEC registered investment advisory firm and a wholly owned subsidiary of the Company.

As of December 31, 2009, Private Banking deposits totaled $48 million, an increase of $12 million during the year.  Private Banking loans increased $5 million during 2009 to $13 million at December 31, 2009.

Assets under management by Naples Capital Advisors and TIB Bank’s trust department totaled $146 million as of December 31, 2009, an increase of $51 million from December 31, 2008.

Employees

As of December 31, 2009, the Bank and Naples Capital Advisors, Inc. employed 391 full-time employees and 14 part-time employees. The Company has two employees, one of whom serves as an officer of TIB Bank. The Company and its subsidiaries are not a party to any collective bargaining agreement, and management believes the Company and its subsidiaries enjoy satisfactory relations with their employees.

Related Party Transactions

At December 31, 2009, we had $1.20 billion in total loans outstanding, of which $266,000 was outstanding to certain of our executive officers and directors and their related business interests. In the ordinary course of business, the Bank makes loans to our directors and their affiliates and to policy-making officers.

SUPERVISION AND REGULATION

General

We are extensively regulated under federal and state law. Generally, these laws and regulations are intended to protect depositors, not shareholders. The following is a summary description of certain provisions of certain laws that affect the regulation of bank holding companies and banks. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on our business and prospects, as well as those of the Bank. Additionally, the Bank files a quarterly report of condition and income, commonly referred to as Call Report, with the FDIC. This report is made available shortly after being filed at the FDIC’s website, www.fdic.gov .  The Company files quarterly reports with the Board of Governors of the Federal Reserve System.

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

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, investments in their securities, and the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for the payment of dividends, interest and operating expenses. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from themselves or us, and may not require that a customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

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

Enacted in 1999, the Graham-Leach-Bliley Act reformed and modernized certain areas of financial services regulations and repealed the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured financial institution.  The law provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, with expedited notice procedures.  The law also permits certain qualified national banks to form “financial subsidiaries,” which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential financial activities of subsidiaries of state banks, subject to applicable state law. The range of activities in which bank holding companies and their subsidiaries may engage is not as broad.  The law also includes substantive requirements for maintenance of customer financial privacy.

Troubled Asset Relief Program

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, we sold to the U.S. Department of the Treasury, $37 million of Series A preferred stock of TIB Financial Corp., with a 5% cumulative annual dividend yield for the first five years, and 9% thereafter, and a ten year warrant to purchase up to 1,106,389 shares of the Company’s voting common stock, at an exercise price of $5.02 per share, for an aggregate purchase price of $5.5 million in cash.

We may not declare or pay dividends on our common stock or, with certain exceptions, repurchase common stock without first having paid all accrued cumulative preferred dividends that are due. For three years from the issue date, we also may not increase our common stock dividend rate above a quarterly rate of $.0589 per share or repurchase our common shares without Treasury’s consent, unless Treasury has transferred all the preferred shares to third parties or the preferred stock has been redeemed.

To be eligible for the CPP, we have also agreed to comply with certain executive compensation and corporate governance requirements of the EESA. The specific rules covering these requirements were developed by the Treasury and other government agencies. Additionally, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the CPP. As a participant in the CPP, we may be subject to any such retroactive terms and conditions. We cannot predict whether, or in what form, additional terms or conditions may be imposed.

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

Federal and State Bank Regulation

The Bank is a Florida state-chartered bank, with all the powers of a commercial bank regulated and examined by the Florida Office of Financial Regulation and the FDIC. The FDIC and the Florida Office of Financial Regulation have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or written agreement with the FDIC and the Office of Financial Regulation. Enforcement powers also regulate activities that are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At December 31, 2009, TIB had a Tier 1 leverage capital ratio of 4.8% and a total risk-based capital ratio of 8.1%. Due to the timing of our plans to raise capital, we requested an extension of time to April 30, 2010 to comply with the informal agreement. The Office of Financial Regulation has agreed to the extension provided the FDIC also agrees. We are currently awaiting the FDIC's response. As a result of the merger of The Bank of Venice into TIB Bank, the Memorandum of Understanding for The Bank of Venice executed on April 27, 2009 was terminated.

In its lending activities, the maximum legal rate of interest, fees and charges that a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount that may be loaned to any one customer and its related interest to capital levels. The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons which generally require that such credit extensions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment.  The Bank is also subject to federal laws establishing certain record keeping, customer identification and reporting requirements with respect to certain large cash transactions, sales of travelers’ checks or other monetary instruments, and international transportation of cash or monetary instruments.  Further, under the USA Patriot Act of 2001, financial institutions, including the Bank, are required to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others:  money laundering, suspicious activities and currency transaction reporting, and currency crimes.

The Community Reinvestment Act requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluates the record of the financial institution in meeting the credit needs in its communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of their most recent examination reports, the Bank has a Community Reinvestment Act rating of “Satisfactory.”

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

Deposit Insurance

As a FDIC member institution, deposits of the Bank are currently insured to the current maximum allowed by law through the Bank Insurance Fund, which is administered by the FDIC.

Limits on Dividends and Other Payments

The Company received a request from the Federal Reserve Bank of Atlanta for the Company’s Board of Directors to adopt a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will it make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the Reserve Bank. The Board adopted this resolution on October 5, 2009.

Our ability to pay dividends is also limited by the terms of our Series A preferred stock. As long as any shares of Series A preferred stock are outstanding, unless all accrued and unpaid dividends, for all prior dividend periods, have been paid or are contemporaneously paid, no cash dividends may be paid on our common stock. Additionally, we have issued junior subordinated debentures to special purpose trusts which are senior to our shares of Series A preferred stock and our common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our preferred or common stock. We have elected to defer interest payments on the Trust Preferred securities since October 2009 and the dividend on our Series A Preferred stock since November 2009.  We expect that these future payments due will be deferred for the foreseeable future.

Our ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized.”  See “Capital Requirements" below. The Federal Reserve has issued a policy statement that provides that bank holding companies should pay dividends only out of the prior year’s net income, and then only if their prospective rate of earnings retention appears consistent with their capital needs, asset quality, and overall financial condition. For a Florida state-chartered bank, dividends may be paid out of the bank’s aggregate net profits for the current year combined with its retained earnings for the preceding two years as the board deems appropriate.  No dividends may be paid at a time when a bank’s net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law.  In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Based on the level of losses of TIB Bank for the prior two years, declaration of dividends by TIB Bank during 2010 would require regulatory approval.

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

The federal banking agencies are required to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements.  As a result, the federal bank regulatory authorities have adopted regulations setting forth a five tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.  As of December 31, 2009, the Bank met the definition of an “adequately capitalized” institution.

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

The federal banking agencies also have significantly expanded powers to take enforcement action against institutions that fail to comply with capital or other standards. Such action may include limitations on the right to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC.  The circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver also is limited under law.  In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy.  Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to us.

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

Other Legislative Considerations

The United States Congress and the Florida Legislature periodically consider and may adopt legislation that results in additional deregulation, among other matters, of banks and other financial institutions.  Such legislation could modify or eliminate current prohibitions with other financial institutions, including mutual funds, securities, brokerage firms, insurance companies, banks from other states, and investment banking firms.  The effect of any such legislation on our business or that of the Bank cannot be accurately predicted.  We cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect on us.

Competition

The banking business is highly competitive.  Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered.  The Bank encounters strong competition from most of the financial institutions in the Bank’s primary service areas.  In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank.  Many of these competitors have substantially greater resources and lending limits than the Bank currently has.  Management believes that personalized service and competitive pricing is a sustainable competitive advantage that will provide us with a method to compete effectively in our primary service areas.

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

FDIC Insurance Assessments

The FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors.  Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category.  An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.  The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. As a result of the Federal Deposit Insurance Reform Act of 2005, the Bank was assessed deposit insurance on a quarterly basis beginning January 1, 2007. In 2009 we paid 14¢ per $100.00 in the first quarter, 19¢ per $100.00 in the second quarter and 22¢ per $100.00 in the third and fourth quarters.  This compares to approximately 7¢ per $100.00 of deposits that we paid in 2008.  The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums effective April 1, 2009. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected on September 30, 2009. This amount was approximately $800,000. On September 29, 2009, the FDIC voted to adopt a uniform 3 basis point increase in assessment rates effective January 1, 2011. Additional special assessments may be imposed by the FDIC for future periods and the FDIC approved collecting a prepayment of insurance premiums for the next three years (for 2010, 2011 and 2012) plus fourth quarter 2009’s premium in December 2009. This prepayment was approximately $10.9 million.

We also participate in the FDIC’s Temporary Liquidity Guarantee Program (“TLG”) for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points, through December 31, 2009, on the amounts in such accounts above the amounts covered by FDIC insurance. Subsequent to December 31, 2009, the annual assessment will increase to a range of 15 to 25 basis points. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2010 and for the foreseeable future. The TLG is scheduled to end June 30, 2010.

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

Risks Related to Our Business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in their audit report for fiscal year 2009 has expressed substantial doubt about our ability to continue as a going concern.  While management believes we have sufficient capital to continue as a going concern, continued operations may depend on our ability to comply with the terms of an informal agreement entered into with the bank regulatory agencies on July 2, 2009 and the financing or other capital required to do so may not be available or may not be available on acceptable terms.  Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

Regulatory restrictions could severely limit future expansion plans.

Applications for the establishment of new branches and the acquisition of existing banks require prior state and federal bank regulatory approvals. Further, we are subject to the review of the FDIC under the Statement of Policy on the Acquisition of Failed Insured Depository Institutions if we plan to acquire a failed depository institution. Generally, banks subject to a Memorandum of Understanding or formal enforcement action experience difficulties in obtaining regulatory approvals to add branches or engage in business combinations.

The Bank’s ability to implement any expansion plans would currently be restricted by the provisions of the Memorandum of Understanding requiring any transactions that would materially change the composition of its balance sheet to be approved by the FDIC. Such transactions include any transaction or transactions that would increase the Bank’s total assets by 5% or more or that would significantly change the Bank’s funding resources.

Until we regain well capitalized status and have our Memorandum of Understanding or any applicable regulatory enforcement actions lifted, our regulators will likely prevent or significantly restrict any expansion plans.

Limitations on our ability to accept or roll over brokered deposits (including CDARs) could have a material adverse effect on our liquidity and operations and a lack of liquidity could jeopardize our financial condition.

As a result of the Bank’s regulatory capital position declining from well capitalized prior to September 30, 2009 to adequately capitalized at December 31, 2009, we are not allowed by law to accept, renew or rollover brokered deposits (including deposits through the CDARs program) unless we are granted a waiver by the FDIC. Even though CDARs deposits are from local customers and are not originated by deposit brokers, the FDIC considers them to be brokered deposits. Additionally, we are limited in the rates we may pay on any deposits. As of December 31, 2009, we had $95.0 million of brokered deposits consisting of $46.8 million of reciprocal CDARs deposits and $48.2 million of traditional brokered and one-way CDARs deposits representing approximately 6.9% of our total deposits. $59.8 million of CDARs deposits and $21.2 million of traditional brokered deposits mature within the next twelve months. An inability to roll over or raise funds through CDARs deposits or brokered deposits could have a material adverse impact on our liquidity.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  There are other sources of liquidity available to us or the Bank should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.  Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Our ability to borrow could be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the deterioration in credit markets. On January 7, 2010, the FHLB notified the Bank that the credit availability has been rescinded and the rollover of existing advances outstanding is limited to twelve months or less. At December 31, 2009, the Bank had an unsecured overnight federal funds purchased accommodation up to a maximum of $25.0 million from its correspondent bank. On February 17, 2010, the Bank was notified that the maximum amount of the accommodation was changed to $7.5 million and a secured repurchase agreement was entered into with a maximum accommodation of $24.4 million.

We are not paying dividends on our preferred stock or common stock and are deferring distributions on our trust preferred securities, and we are restricted in otherwise paying cash dividends on our common stock. The failure to resume paying dividends on our preferred stock and trust preferred securities may adversely affect us.

We historically paid cash dividends before we began making quarterly 1% stock dividends in lieu of cash dividend payments on our common stock from the second quarter of 2008 through the third quarter of 2009. During the third quarter of 2009, we began deferring dividend payments on our trust preferred securities and our preferred stock pursuant to the adoption of a board resolution requiring 30 day advance notice to and written approval from the Federal Reserve Bank prior to making any dividend payments. There is no assurance that we will receive approval to resume paying cash dividends. Even if allowed to resume paying dividends again by the Federal Reserve, future payment of cash dividends on our common stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on our Series A Preferred Stock and trust preferred securities. Further, we need prior Treasury approval to increase our quarterly cash dividends above $0.0589 per common share through the earliest of December 5, 2011, the date we redeem all shares of Series A Preferred Stock or the Treasury has transferred all shares of Series A Preferred Stock to third parties. All dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, regulatory capital requirements and such other factors as our board of directors may deem relevant.

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

FDIC insurance premiums increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. The FDIC collected a prepayment of insurance premiums for 2010, 2011 and 2012 plus the fourth quarter 2009’s premium in December 2009. The prepayment was $10.9 million.

We also participate in the FDIC’s TLG for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee paid the FDIC an annual assessment of 10 basis points, through December 31, 2009, on the amounts in such accounts above the amounts covered by FDIC insurance. Subsequent to December 31, 2009, the annual assessment will increase to a range of 15 to 25 basis points. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2010 and for the foreseeable future. The TLG is scheduled to end June 30, 2010.

Recent developments in the financial services industry and the U.S. and global capital markets may adversely impact our operations and results.

Developments in the last two years in the capital markets have resulted in uncertainty in the financial markets in general, with the expectation of the general economic downturn continuing in the early part of 2010 and beyond.  Loan portfolio performance has deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of collateral.  The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions.  Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets, compared to prior years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and capital and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions.  Developments in the financial services industry and the impact of any new legislation in response to those developments could negatively impact us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance

Deterioration in local economic and housing markets has led to loan losses and reduced earnings and could lead to additional loan losses and reduced earnings.

For the past two years, there has been a dramatic decrease in housing and real estate values in Florida, coupled with a significant increase in the rate of unemployment.  These trends have contributed to an increase in the Bank’s non-performing loans and reduced asset quality.  As of December 31, 2009, the Bank’s non performing loans were approximately $72.8 million, or 6.09% of the loan portfolio.  Nonperforming assets were approximately $97.4 million as of this same date, or 5.71% of total assets.  In addition, we had approximately $29.7 million in accruing loans that were between 30 and 89 days delinquent at December 31, 2009.  If market conditions continue to deteriorate, this may lead to additional valuation adjustments on the Bank’s loan portfolios and real estate owned as the Bank continues to reassess the market value of its loan portfolios, the losses associated with the loans in default and the net realizable value of real estate owned.

With most of our loans concentrated in Southern Florida, the decline in the local economic conditions has adversely affected the values of our real estate collateral and could continue to do so for the foreseeable future. At December 31, 2009, approximately 89% of the Bank’s loans have real estate as a primary or secondary component of collateral. Consequently, a continued decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

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

The Bank’s commercial, commercial real estate and construction and vacant land loans at December 31, 2009, were $69.2 million, $694.3 million and $97.4 million, respectively, or 6%, 58% and 8% of total loans.  Commercial, commercial real estate and construction and vacant land loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  Any significant failure to pay on time by the Bank’s customers would hurt our earnings.  The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, when underwriting a commercial or industrial loan, the Bank may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws.  If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage.  Many environmental laws can impose liability regardless of whether the Bank knew of, or was responsible for, the contamination.

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

The Bank is required to maintain elevated capital ratios for the foreseeable future, but that additional capital may not be available.

The Bank is subject to capital-based regulatory requirements which place depository institutions into one of the following five categories based upon their capital levels and other supervisory criteria:  (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized. At December 31, 2009, the Bank met the prompt corrective action capital requirements of an “adequately capitalized” depository institution.  On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect. At December 31, 2009, TIB Bank’s Tier 1 leverage capital ratio and its total risk-based capital ratio were 4.8% and 8.1%, respectively.  The Bank’s ability to meet its capital requirements on a continuing basis in the future will be dependent upon a number of factors, including its ability to raise additional capital, its results of operations, its level of nonperforming assets, its interest rate risk, future economic conditions (including changes in market interest rates), and future changes in regulatory and accounting policies and capital requirements.  A combination of circumstances, such as the Bank’s continued growth and/or a reduction of its capital due to losses from nonperforming assets or otherwise, could cause the Bank to become unable to meet applicable regulatory capital requirements.  In that event, the FDIC could impose restrictions on the Bank’s operations, including limiting its growth.  Our ability to raise additional capital will depend on conditions in the capital markets at that time which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital on terms acceptable to us.  While management believes we have sufficient capital to continue as a going concern, if we are unable to raise additional capital through other sources when needed, substantial doubt arises about our ability to continue as a going concern.

    If the Bank’s capital ratios remain below the levels established by the Memorandum of Understanding, we or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Our regulatory capital levels have declined and may continue to do so.

At December 31, 2009, our consolidated Tier 1 leverage capital ratio was 4.1%, our consolidated total risk based capital ratio was 8.1% and our consolidated Tier 1 risk based capital ratio was 5.7%. These ratios have caused the Company to be considered “adequately capitalized.” In addition, our subsidiary bank is considered to be “adequately capitalized” as of December 31, 2009 with Tier 1 leverage, Tier 1 risk based and Total risk based capital ratios of 4.8%, 6.8% and 8.1%, respectively. Continued losses will cause these capital ratios to fall further. Lower capital ratios will impair our ability to compete for loans and deposits, due to regulatory restrictions and public perception.

A portion of our loans are to customers who have been adversely affected by the homebuilding industry.

Customers who are builders and developers face greater difficulty in selling their homes in markets where the decrease in housing and real estate values are more pronounced.  Consequently, the Bank is facing increased delinquencies and non-performing assets as these customers are forced to default on their loans.  The Bank does not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs relating to this segment of its loan portfolio may occur.

Our indirect auto lending program has experienced significant charge-offs and losses in this portfolio beginning in 2007 and continuing through 2009.  We may continue to experience significant losses in this portfolio.

A portion of our current lending involves the purchase of consumer automobile installment sales contracts from automobile dealers primarily located in Southwest Florida. We began this program in 2002 and as of December 31, 2009, we had approximately $50 million of indirect loans outstanding. These loans are for the purchase of new or late model used cars. While the vast majority of originations during 2009 were to prime borrowers, in prior years, we served customers over a broad range of creditworthiness and the required terms and rates were reflective of those risk profiles. While these loans have higher yields than many of our other loans, they involve significant risks in addition to normal credit risk. Potential risk elements associated with indirect lending include the limited personal contact with the borrower as a result of indirect lending through dealers, the absence of assured continued employment of the borrower, the varying general creditworthiness of the borrower, and changes in the local economy and difficulty in monitoring collateral. While indirect automobile loans are collateralized, they are collateralized by depreciating assets and characterized by loan to value ratios that could result in the Bank not recovering the full value of an outstanding loan upon default by the borrower. Due to the economic slowdown in Southwest Florida, through 2008 and 2009, we experienced significantly higher delinquencies, charge-offs and repossessions of vehicles in this portfolio. The majority of the higher credit risk loans have paid off, charged off or significantly paid down principal, and accordingly, delinquencies in recent months have declined. However, if the economy continues to contract, we may continue to experience higher levels of delinquencies, repossessions and charge-offs.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. Over the past 36 months, each of these four factors have decreased. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenged, our business may be adversely affected.  Our specific market areas have recently experienced economic contraction, which has affected the ability of our customers to repay their loans to us and generally affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified markets and economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

We may face risks with respect future expansion or acquisitions.

We may acquire other financial institutions or parts of those institutions in the future and we may engage in additional de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We also may receive future inquiries and have discussions with potential acquirers of us. Acquisitions and mergers involve a number of risks, including, but not limited to valuation risk, integration risk and management resources.

We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve profits comparable to or better than our historical experience.

Changes in interest rates may negatively affect our earnings and the value of our assets.

Our earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earnings assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds.  Interest rates are sensitive to many factors that are beyond our control, including general economic conditions, competition and policies of various governmental and regulatory agencies and, in particular, the policies of the Board of Governors of the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest our Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, including the available for sale securities portfolio, and (iii) the average duration of our interest-earning assets.  This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa (repricing risk), the risk that the individual interest rates or rates indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period (basis risk), and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities (yield curve risk), including a prolonged flat or inverted yield curve environment.  Any substantial, unexpected, prolonged change in market interest rates could have a material adverse affect on our financial condition and results of operations.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a less expensive and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas borrowed funds typically are higher cost. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

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

 We compete with these institutions both in attracting deposits and assets under management, and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, regulatory scrutiny, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

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

The purchase agreement we entered into in connection with our participation in the TARP Capital Purchase Program required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds the equity issued by us pursuant to the TARP Capital Purchase Program, including any common stock issuable under the Warrant.  These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers.  The standards include:

•	ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•	required clawbacks of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	prohibitions on making golden parachute payments to senior executives; and

•	an agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

The ARRA imposed further limitations on compensation while the Treasury holds equity issued by us pursuant to the TARP Capital Purchase Program:

•	a prohibition on making any golden parachute payment to our five senior executive officers or any of our next five most highly compensated employees;

•	a prohibition on any compensation plan that would encourage manipulation of our reported earnings to enhance the compensation of any of our employees; and

•
a prohibition on the payment or accrual of any bonus, retention award, or incentive compensation to our five highest paid executives except for long-term restricted stock with a value not greater than one-third of the total amount of annual compensation of the employee receiving the stock.

The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP Capital Purchase Program and ARRA.  The rules apply to us as a recipient of funds under the TARP Capital Purchase Program.  The rules clarify prohibitions on bonus payments, provide guidance on the use of restricted stock units, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, and require the adoption and disclosure of a luxury expenditure policy, among other things.  New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and a prohibition on tax gross-up payments.

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

If a decline in fair value is determined to be other than temporary, under generally accepted accounting principles we are required to write these securities down by the amount of credit loss or to their estimated fair value, depending upon the specific circumstances. As of December 31, 2009, the Company owns a collateralized debt security collateralized by trust preferred securities issued primarily by banks and several insurance companies with an original purchase price of $5.0 million. This security was rated high quality “AA” at the time of purchase, but at December 31, 2009, nationally recognized rating agencies rated this security as “B” and it is currently valued at $759,000. Future changes in interest rates or the credit quality and strength of the underlying issuers may reduce the fair value of this and other securities. If such decline is determined to be other than temporary, we will write them down through a charge to earnings.

A substantial decline in the value of our Federal Home Loan Bank of Atlanta common stock may result in an other than temporary impairment charge.

We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program.  As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings.  Due to weak financial results, the FHLB has substantially reduced the payment of dividends. The FHLB has also suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares.  The carrying value and fair market value of our FHLB common stock was $10.4 million as of December 31, 2009.  Consequently, there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.

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

Future sales of our common stock or other securities will dilute the ownership interests of our existing shareholders and could depress the market price of our common stock.

We plan to issue additional common stock in the near future to meet our capital needs and regulatory requirements. We can issue stock without shareholder approval, up to the number of authorized shares set forth in our Restated Articles of Incorporation, as amended (the “Articles of Incorporation”). Our Board of Directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other preferred securities including securities convertible into or exchangeable for shares of our common stock, subject to limitations imposed by Nasdaq and the Federal Reserve. There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders. The issuance of any additional shares of common stock or convertible or exchangeable preferred securities by us in the future may result in a reduction of the book value or market price, if any, of the then-outstanding common stock. Issuance of additional shares of common stock or convertible or exchangeable preferred securities will reduce the proportionate ownership and voting power of our existing shareholders.

In addition, sales of a substantial number of shares of our common stock or convertible or exchangeable preferred securities in the public market by our shareholders, or the perception that such sales are likely to occur, could cause the market price of our common stock to decline. We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock. We therefore can give no assurance sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

We cannot guarantee whether such financing will be available to us on acceptable terms or at all. If we are unable to obtain future financing, we may not have the capital and financial resources we require for our business or that are necessary to meet regulatory requirements.

The trading volume in our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

Our common stock is thinly traded. The average daily trading volume of our shares on The Nasdaq National Market during the 2009 was approximately 25,132 shares.  Thinly traded stock can be more volatile than stock trading in an active public market. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

As of December 31, 2009 and at the time of this filing, the Company did not meet the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Select market and may be delisted if compliance is not regained prior to the expiration of the 180 day grace period.

On January 4, 2010, we received a letter from NASDAQ that stated the Company’s common stock closed below the required minimum $1.00 per share bid price for the previous 30 consecutive business days.  The letter also indicated that, in accordance with listing rules, we have a period of 180 calendar days, until July 6, 2010, to regain compliance with this requirement.  If at any time before July 6, 2010, the bid price of our common stock closes with a bid price of $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have regained compliance.  If we are unable to regain compliance with NASDAQ’s continued listing rules, our ability to raise additional capital may be materially impaired.

Holders of our junior subordinated debentures have rights that are senior to those of our common stockholders.

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures.  At December 31, 2009, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $33.0 million.  Payments of the principal and interest on the trust preferred securities of these special purpose trusts are conditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. As discussed above, pursuant to the board resolution adopted on October 5, 2009, we began deferring interest payments on our junior subordinated debentures in October 2009.

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

Our earnings per share could also be diluted by the shares of common stock issuable upon exercise of the Warrant currently held by the Treasury.  As of December 31, 2009, the shares issuable upon exercise of the Warrant would represent approximately 6.9% of our outstanding common shares.  This percentage includes the shares issuable upon exercise of the Warrant in our total outstanding shares.

Holders of the Series A Preferred Stock have certain voting rights that may adversely affect our common shareholders, and the holders of shares of our Series A Preferred Stock may have different interests from, and vote their shares in a manner deemed adverse to, our common shareholders.

We notified the Treasury that we would begin deferring preferred dividends beginning in November 2009. In the event that we fail to pay dividends on the Series A Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive) the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid; otherwise, except as required by law, holders of the Series A Preferred Stock have limited voting rights. So long as shares of the Series A Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2 / 3 % of the shares of Series A Preferred Stock outstanding is required for:

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

We did not receive any written comments during 2009 from the Commission staff regarding our periodic and current reports under the Act that remain unresolved from any prior period.

ITEM 2:  PROPERTIES

The Company's executive offices are located at 599 9th Street North, Naples, Florida.  TIB Bank‘s main office is located at 6435 Naples Boulevard, Naples, Florida.  All Company operated properties are as follows:

Address	Location	Purpose	Owned/ Leased
30400 Overseas Highway	Big Pine Key	Branch	Owned
8100 Health Center Boulevard	Bonita Springs	Branch and Office Space	Leased
12205 Metro Parkway	Fort Myers	Branch	Owned
12195 Metro Parkway-Suite 2 & 6	Fort Myers	Office Space	Owned
17000 Alico Commerce Court	Fort Myers	Branch	Owned
600 North Homestead Boulevard	Homestead	Branch	Owned
777 North Krome Avenue	Homestead	Branch	Owned
704 Washington Avenue	Homestead	Office Space	Leased
28 N.E. 18 Street	Homestead	Office Space	Owned
80900 Overseas Highway 99451 Overseas Highway	Islamorada Key Largo	Branch and Office Space Branch and Office Space	Owned Owned
103330 Overseas Highway	Key Largo	Branch	Owned
330 Whitehead Street	Key West	Branch	Owned
3618 North Roosevelt Boulevard	Key West	Branch	Owned
2348 Overseas Highway	Marathon	Branch	Owned
11401 Overseas Highway	Marathon Shores	Branch	Owned
6435 Naples Boulevard	Naples	TIB Bank HQ, Branch & Office Space	Owned
3940 Prospect Avenue – Suite 105	Naples	Branch and Office Space	Leased
599 9th Street North – Suite 100,101 & 201	Naples	Corporate HQ, Branch & Office Space	Owned
9465 Tamiami Trail N	Naples	Office space	Owned
91980 Overseas Highway	Tavernier	Branch	Owned
521 Del Prado Boulevard South	Cape Coral	Branch	Leased
506 Cape Coral Parkway	Cape Coral	Branch	Leased
2107 Santa Barbara Boulevard	Cape Coral	Branch	Leased
3405 Hancock Bridge Parkway	North Fort Myers	Branch	Leased
15280 McGregor Boulevard	Fort Myers	Branch	Leased
9820 Stringfellow Road	Saint James City	Branch	Leased
1099 North Tamiami Trail	Nokomis	Branch	Leased
717 East Venice Avenue	Venice	Branch	Leased
240 Nokomis Avenue South	Venice	Branch	Owned
1790 East Venice Avenue, Suite 101	Venice	Branch	Leased
3479 Precision Drive, Suite 118	North Venice	Branch	Leased

In 2007, TIB Bank sold vacant land adjacent to the branch located at 3618 North Roosevelt Boulevard in Key West, Florida and a building located at 228 Atlantic Boulevard in Key Largo, Florida which had previously been used for office space.   TIB Bank also entered into a lease agreement for a building located at 704 Washington Avenue in Homestead, Florida.  This building is used as office space and was occupied in early 2008.

In 2008, TIB Bank completed the lease and vacated the office space located at 632 Washington Avenue in Homestead, Florida 33030 and occupied the office space located at 704 Washington Street in Homestead, Florida.  TIB Bank terminated an option to acquire land located at 10815 Bonita Beach Road in Bonita Springs, Florida. TIB Bank also sold a vacant commercial lot located at 5 Homestead Avenue in Key Largo, Florida. TIB Bank repossessed a property located at 9465 Tamiami Trail North in Naples, Florida which was transferred to fixed assets and is being used for office space by TIB Bank beginning in 2009. During 2008, TIB Bank also purchased a building located at 17000 Alico Commerce Court in Ft. Myers, Florida.

On February 13, 2009, the Company acquired the operations of eight branches of the former Riverside Bank of the Gulf Coast.  On March 30, 2009, TIB Bank opened the Alico Branch located at 17000 Alico Commerce Court in Ft. Myers, Florida.

ITEM 3:  LEGAL PROCEEDINGS

While the Company and the Bank are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that at December 31, 2009 there were no proceedings threatened or pending against the Company or the Bank that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

ITEM 4:  RESERVED

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “TIBB.”  As of December 31, 2009, there were 598 registered shareholders of record and 14,887,922 shares of our common stock outstanding. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of 6 (six) 1% (one percent) stock dividends declared for shareholders of record on July 7, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 and distributed July 17, 2008, October 10, 2008, January 10, 2009, April 10, 2009, July 10, 2009 and October 10, 2009, respectively.

On January 4, 2010, we received a letter from NASDAQ that stated the Company’s common stock closed below the required minimum $1.00 per share bid price for the previous 30 consecutive business days.  The letter also indicated that, in accordance with listing rules, we have a period of 180 calendar days, until July 6, 2010, to regain compliance with this requirement.  If at any time before July 6, 2010, the bid price of our common stock closes with a bid price of $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have regained compliance.

The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ Global Select Market:

	2009		2008
(Quarter Ended)	High	Low	High	Low
March 31,	$4.31	$2.61	$9.10	$5.45
June 30,	3.80	2.60	7.96	5.50
September 30,	2.83	1.33	6.96	3.48
December 31,	1.56	0.45	7.02	3.93

For the year ended December 31, 2009 we issued stock dividends in lieu of cash dividends for the first three quarters.  For the year ended December 31, 2008, we paid cash dividends to our shareholders in the amount of $.0589 per share for the first quarter and issued stock dividends in lieu of cash dividends for the other three quarters.  Our ability to pay cash dividends to our shareholders is primarily dependent on the earnings of the Bank, as well as the dividend restrictions under the terms of our shares of Series A Preferred stock and our outstanding junior subordinated debentures. Payment of dividends by the Bank to us is also limited by dividend restrictions in capital requirements imposed by bank regulators.  Information regarding restrictions on the ability of the Bank to pay dividends to us is contained in Note 14 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof.

 The Company received a request from the Federal Reserve Bank of Atlanta for the Company’s Board of Directors to adopt a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will it make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the Reserve Bank.  The Board adopted this resolution on October 5, 2009.  The Company has notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. The Company has notified the trustees of its $8 million trust preferred securities due September 27, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payments due in March 2010.  The Company has also notified the Treasury of its election to defer the dividend payment on the Series A preferred stock issued under TARP beginning in November 2009. Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock, or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due. If dividends on the Series A preferred stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company. At this time it is unlikely that the Company will resume payment of cash dividends on its common stock for the foreseeable future.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Executive Compensation – Equity Compensation Plan Information” of our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

For the year ended December 31, 2009, we did not repurchase any shares of our common stock.

STOCK PRICE PERFORMANCE GRAPH

The stock price performance graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The graph below compares the cumulative total return of the Company, the Nasdaq Composite Index and a peer group index.

Total Return Performance
Index Value
160
140
120
100
80
60
40
20
0
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
TIB Financial Corp.
NASDAQ Composite
SNL Southeast Bank

		Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
TIB Financial Corp.	100.00	128.09	142.14	70.72	38.26	5.70
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Southeast Bank Index	100.00	102.36	120.03	90.42	36.60	36.75

Source: SNL Financial LC, Charlottesville, VA

ITEM 6:  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is unaudited and has been derived from our Consolidated Financial Statements and from our records.  The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Balance Sheet Data
As of December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Total assets	$1,705,407	$1,610,114	$1,444,739	$1,319,093	$1,076,070
Investment securities	250,339	225,770	160,357	131,199	97,464
Total loans	1,196,164	1,223,319	1,127,667	1,063,852	882,372
Allowance for loan losses	29,083	23,783	14,973	9,581	7,546
Deposits	1,369,384	1,135,668	1,049,958	1,029,457	920,424
Shareholders’ equity	55,518	121,114	96,240	85,862	77,524

Income Statement Data
Year ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Interest and dividend income	$81,127	$88,164	$94,741	$85,234	$59,434
Interest expense	35,736	43,504	48,721	38,171	20,304
Net interest income	45,391	44,660	46,020	47,063	39,130
Provision for loan losses	42,256	28,239	9,657	3,491	2,413
Net interest income after provision for loan losses	3,135	16,421	36,363	43,572	36,717
Non-interest income *	14,110	784	1,362	6,275	6,258
Non-interest expense **	65,342	50,988	41,921	35,833	31,856
Income tax expense (benefit)***	13,451	(12,853)	(1,775)	5,021	3,927
Income (loss) before preferred allocation	(61,548)	(20,930)	(2,421)	8,993	7,192
Income from discontinued operations, net of taxes	-	-	-	254	4,632
Income earned by preferred shareholders	2,662	165	-	-	-
Net income (loss) allocated to common shareholders	$(64,210)	$(21,095)	$(2,421)	$9,247	$11,824

*
Non-interest income for 2009 and 2008 includes $5.1 million and $1.1 million of net gains on securities sold, respectively.  Non-interest income for 2009, 2008 and 2007 includes charges related to the other than temporary impairment of investment securities of $763,000, $6.4 million and $5.7 million, respectively, as discussed in more detail in the “Investment Portfolio” section of management’s discussion and analysis.

**	Non-interest expense for 2009 includes a goodwill impairment charge of $5.9 million.

***	Income tax expense (benefit) for 2009 includes a valuation allowance against deferred income tax assets of $30.4 million.

Per Share Data
Year ended December 31,
	2009	2008	2007	2006	2005
Book value per common share at year end *	$1.42	$5.92	$7.09	$6.90	$6.30

Basic earnings (loss) per common share from continuing operations	$(4.33)	$(1.45)	$(0.19)	$0.73	$0.59
Basic earnings per common share from discontinued operations	-	-	-	0.02	0.38
Basic earnings (loss) per common share	$(4.33)	$(1.45)	$(0.19)	$0.75	$0.97

Diluted earnings (loss) per common share from continuing operations	$(4.33)	$(1.45)	$(0.19)	$0.71	$0.57
Diluted earnings per common share from discontinued operations	-	-	-	0.02	0.37
Diluted earnings (loss) per common share	$(4.33)	$(1.45)	$(0.19)	$0.73	$.94

Basic weighted average common equivalent shares outstanding	14,819,954	14,545,827	13,055,735	12,323,606	12,126,751
Diluted weighted average common equivalent shares outstanding	14,819,954	14,545,827	13,055,735	12,621,056	12,526,885
Dividends declared per common share	$-	$0.0589	$0.2284	$0.2226	$0.2179

* Calculation includes unvested shares of restricted stock.

Performance Ratios
	2009	2008	2007	2006	2005
Return (loss) on average assets**	(3.47)%	(1.36)%	(0.18)%	0.74%	0.74%
Return (loss) on average equity**	(53.92)%	(20.41)%	(2.52)%	11.05%	10.19%
Average equity/average assets	6.44%	6.65%	6.99%	6.72%	7.26%
Net interest margin	2.76%	3.10%	3.60%	4.18%	4.38%
Dividend payout ratio ***	NM	NM	NM	30.51%	36.79%
Allowance for loan losses/total loans	2.43%	1.94%	1.33%	0.90%	0.86%
Non-performing assets/total assets	5.71%	2.95%	1.88%	0.69%	0.46%
Non-performing loans/total loans	6.09%	3.25%	1.43%	0.40%	0.11%
Allowance for loan losses/non-performing loans	39.93%	59.79%	93.08%	226.88%	789.33%
Non-interest expense/tax equivalent net interest income and non-interest income from continuing operations	109.47%	111.78%	87.86%	66.75%	69.69%

**The computation of return on average assets and return on average equity is based on net income from continuing operations.

***The computation of the dividend payout ratio is based on net income (loss) from continuing operations.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TIB Financial Corp. is a bank holding company in the Southern Florida marketplace and the parent company of TIB Bank and Naples Capital Advisors, Inc.  The Bank operates primarily as a real estate secured commercial lender, focusing on middle-market businesses in our Southern Florida markets.  The Bank funds its lending activity primarily by gathering retail and commercial deposits from our service area.  TIB Bank was formed in 1974 and has a substantial market presence in the Florida Keys.  In recent years, TIB Bank has expanded into the adjacent Florida counties of Miami-Dade, Collier, Lee and Sarasota.

Recent Losses, Memorandum of Understanding and Future Plans

The Company recorded net losses of $61.5 million, $20.9 million and $2.4 million in 2009, 2008 and 2007, respectively, for a three year total of $84.9 million.  It is important for us to reduce our rate of credit loss and execute the following plans.

Our losses are largely a result of loan and investment impairments.  From 2007 to 2009, we recorded total provisions for loan losses of $80.2 million and other than temporary losses on investments of $12.9 million.  While our net losses for 2009 also included a charge off of goodwill of $5.9 million and charges to establish an allowance against the realization of our deferred tax asset of $30.4 million, these latter charges may not have been required had we not incurred the losses on loans and investments.

Despite these losses, TIB Bank remained adequately capitalized at December 31, 2009 under the regulatory capital guidelines.  On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect. Late during the second quarter of 2009, we retained a nationally recognized investment banking firm to assist us in raising capital. On August 14, 2009, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1 with the intent of issuing up to 40,250,000 shares of our common stock for maximum proceeds of $75.7 million. On September 23, 2009 we held a special meeting of shareholders at which an amendment to the Company’s Restated Articles of Incorporation was approved to increase the number of authorized shares of the Company’s common stock from 40,000,000 to 100,000,000. Due in part to the timing of this action, we believed that investors would require us to update our registration statement with third quarter financial results prior to commencing an offering. As discussed in our December 23, 2009 letter to shareholders, during this process, we received a comment letter from the SEC which indicated that our Annual Report for the year ended December 31, 2008 on Form 10-K and our March 31, 2009 and June 30, 2009 quarterly reports on Form 10-Q were under a routine review by the Division of Corporation Finance. The SEC staff periodically reviews filings of all publicly owned companies.  As our timeline drew near the holiday and year-end period, we received notification that the SEC staff concluded their review on December 17, 2009 without requiring any adjustments to our reported financial results. However, as advised by our investment banking firm noting that the financial markets traditionally are not receptive to offerings during this time period, we withdrew our registration statement on December 23, 2009 and intend to pursue our capital efforts in March and into the early second quarter of 2010. Due to the timing of our plans to raise capital, we requested an extension of time to April 30, 2010 to comply with the informal agreement. The Florida Office of Financial Regulation (“OFR”) agreed to the extension provided the FDIC also were to agree. We have not yet received the FDIC's response to our request.

At December 31, 2009, the capital ratios specified in the Memorandum of Understanding were not met.  We notified the bank regulatory agencies prior to December 31, 2009, that the increased capital levels would not be achieved and as we remain in regular contact with the FDIC and OFR, we expect the agencies will reevaluate our progress toward the higher capital ratios at March 31, 2010.

Our Board of Directors and management team have determined to take the following courses of action to improve our capital ratios:

•
First and foremost, to file a registration statement with the SEC for the offering of up to 80,000,000 shares of our common stock in a follow on public offering or in a public offering of common shares with a concurrent private placement of common and preferred shares. This is the main focus of our Board of Directors and management team over the coming months.

•
Second, to continue to operate the Company and to maintain the bank at adequately capitalized, for regulatory purposes, until we complete our planned capital raise. This will most likely require us to reduce lending, potentially sell loans, and take significant operating expense reductions and other cost cutting measures aimed at lowering expenses. Additionally we would adjust the mix of our assets to reduce the total risk weight of our assets, reduce total assets over time and potentially sell branches, deposits and loans.

•
Third, in the event the issuance of additional capital is not possible in the near term, seek strategic alternatives including but not limited to the sale of certain assets, all or a portion of the Company, or seeking a complementary partner in a merger of equals or where the Company is acquired.

Recent Capital Investments

On March 7, 2008, the Company consummated a transaction whereby two of Southwest Florida’s prominent families, their representatives and their related business interests purchased 1.2 million shares of the Company’s common stock and warrants to purchase an additional 1.2 million shares of common stock at an exercise price of $7.91 per share at any time prior to March 7, 2011. Gross proceeds from the investment provided additional capital of $10.1 million.

On December 5, 2008, the Company issued $37 million of preferred stock and a related warrant to the U.S. Treasury under the U.S. Treasury’s Capital Purchase Program. This increase in capital allows the Company to remain highly competitive and provide the added capital to support our continued capacity to provide new loans to creditworthy individual and commercial customers.

Historical Expansion and Recent Acquisitions

Historically we have been utilizing a de novo branching strategy of evaluating and selecting sites and building new bank branch locations to enter and grow in these new markets. While de novo expansion has a negative effect on short-term earnings, we believe the resulting growth will continue to add significant value to our franchise.  By timing our expansion, we plan to balance earnings, growth and expense.

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

On February 13, 2009, TIB Bank assumed all the deposits (excluding brokered deposits) of Riverside Bank of the Gulf Coast from the FDIC.  Riverside Bank’s nine offices reopened on February 17, 2009 as branches of TIB Bank.  The assumption of the deposits increases our market presence in Ft. Myers and Venice, and expands our banking operations into the contiguous market of Cape Coral.  This transaction also provides the Company with additional funding for loan growth, the potential for new customer relationships and the opportunity to improve and increase our brand awareness throughout all of the markets we serve.

On September 25, 2009, The Bank of Venice, acquired by the Company in April 2007, was merged into TIB Bank. This merger will provide further operational cost savings and improve product availability for our Sarasota County customers.

Performance Overview

For the year ended December 31, 2009, our operations resulted in a net loss before dividends and accretion on preferred stock of $61.5 million compared to a net loss of $20.9 million for the prior year. The net loss allocated to common shareholders was $64.2 million, or $4.33 per share, for the year ended December 31, 2009 compared to a net loss of $21.1 million, or $1.45 per share, for the prior year. The most significant factors contributing to the 2009 loss were a $42.3 million provision for loan losses, a $13.5 million provision for income taxes and a $5.9 million goodwill impairment charge, partially offset by $4.3 million in net gains from investment securities and a $1.2 million gain resulting from the death benefit received from a bank owned life insurance policy covering a former employee.

(Dollars in thousands)	For the year ended December 31,
	2009	2008
Net interest income	$45,391	$44,660
Provision for loan losses	(42,256)	(28,239)
Non-interest income (1)	8,629	6,133
Life insurance gain	1,186	-
Investment securities gains (losses)	4,295	(5,349)
Non-interest expense (2)	(59,455)	(50,988)
Goodwill impairment charge	(5,887)	-
Loss before income taxes	$(48,097)	$(33,783)

Net loss before income taxes excluding life insurance conversion gain, investment securities gains (losses) and goodwill impairment charge	$(47,691)	$(28,434)

(1)	Non-interest income excludes a gain on the conversion of a life insurance policy covering a former employee and investment securities gains and losses.
(2)           Non-interest expense excludes goodwill impairment charges

Our operating environment remains challenging. During this period of slower economic activity, our loans decreased 2% from last year.  Our strategy of building relationships with small and middle-market business customers coupled with our recent initiative in private banking and wealth management continues to be our operating focus.

Deteriorating credit quality and the interest rate environment continue to be the dominant forces affecting our industry and our main challenges are managing asset quality and efficiently funding our loan portfolio. We are leveraging our current product and delivery advantages along with our sustainable customer service quality advantages in our efforts to increase market share and plan to continue to capitalize on the opportunities in our markets.

Net interest income on a tax-equivalent basis was $45.6 million for 2009, an increase of 2% from $44.8 million a year ago. The monetary policy pursued by the Federal Reserve affects market interest rates including the prime rate, our loan yields, our deposit and borrowing costs and our net interest margin. The principal reason for the increase was the increase in earning assets and deposits, partially offset by the increase in non-performing loans during the year which reduced our net interest income by an estimated $3.2 million.

Non-interest income, which includes service charges on deposit accounts, investment securities gains and losses, real estate fees and other operating income, increased approximately $13.3 million to $14.1 million in 2009 from $784,000 in 2008.  The increase was due primarily to $4.3 million in net gains on investment securities and a gain of $1.2 million resulting from the death benefit received from a Bank owned life insurance policy covering a former employee. Adding to the current year increase were $5.3 million in net securities losses from the prior year. The former Riverside operations contributed $1.6 million of service charge and other income during 2009. Investment advisory fees and trust fees from Naples Capital Advisors, Inc. contributed $997,000 to the current year.

Non-interest expense for 2009 was $65.3 million, compared with $51.0 million a year ago. The increase in non-interest expense for 2009 is primarily attributable to $6.2 million of expense related to the acquired former Riverside operations and a $5.9 million goodwill impairment charge.  Excluding the effect of the former Riverside operations, salaries and employee benefits increased by $2.2 million. Severance costs accounted for approximately $545,000 of the increase and employee benefits increased by $391,000 largely due to employee medical insurance costs. The addition of new positions to manage the higher level of problem assets and additional Riverside branches plus merit adjustments for certain employees resulted in approximately $928,000 of increased compensation related expenses. Additionally, due to the lower level of loan origination activity during 2009, the amount of salary and benefit costs capitalized as direct loan origination costs decreased by approximately $301,000 as compared to 2008. Excluding the effect of the former Riverside operations, net occupancy expenses decreased approximately 7% due to our continued focus on consolidating facilities and containing operating costs.  Excluding the effect of the former Riverside of $2.8 million, other expenses increased 4% compared to 2008.  FDIC insurance costs increased $2.8 million primarily due to a special assessment of $800,000, higher deposit insurance premium rates and growth of deposits due to the acquisition of Riverside. The special assessment was charged to all FDIC insured institutions during 2009 based on assets. Information system conversion costs of $223,000 were incurred in merging the operations of The Bank of Venice and OREO write-downs and expenses increased due to higher levels of foreclosed assets.

Total assets increased 6% during 2009 to $1.71 billion as of December 31, 2009, compared with $1.61 billion a year ago. Total loans decreased 2% to $1.20 billion as of December 31, 2009, compared with $1.22 billion a year ago. A $49.9 million, or 34%, decline in construction and land loans and a $31.9 million, or 39%, decline in indirect auto loans offset growth in the commercial loan and residential loan portfolios. Asset growth was funded in part by an increase of $ 233.7 million in total deposits to $1.37 billion as of December 31, 2009, representing deposit growth of 21% from $1.14 billion in the prior year. In 2009, the acquisition of the operations of the former Riverside Bank contributed $288.0 million to the 2009 growth in deposits. The Private Banking group contributed $12 million in net new relationship-based deposits in 2009.

In response to slowing economic activity, continued softness in residential real estate in our markets and the increase in non-performing loans, we increased our reserve for loan losses.  As of December 31, 2009 the allowance for loan losses totaled $29.1 million, or 2.43% of total loans. The allowance represents 40% of non-performing loans at December 31, 2009. Annual net charge-offs represented 3.01% of average loans for the year ended December 31, 2009, compared with 1.64% for the year ended December 31, 2008.

Economic and Operating Environment Overview

During 2009 the national economic recession deepened with rapidly increasing unemployment and declining levels of economic activity.  In our local markets the economic contraction that began in late 2006 and early 2007 accelerated with sharp increases in unemployment in Collier and Lee Counties in Southwest Florida to over 12% by the end of 2009.  Declining retail sales and lower personal income also reflect the contracting economic environment in our local markets.

While global and national financial market volatility and liquidity concerns receded towards the end of the year and the banking system began to stabilize along with economic fundamentals, the level of non-performing loans and investment securities in banks continued to increase. Due largely to the accommodative monetary policy maintained by the Federal Reserve system, liquidity concerns in the national banking system lessened during the second half of the year.

In response to the continuing economic stress, the Federal Reserve maintained an accommodating monetary policy through open market transactions and maintained the targeted fed funds rate at 0% to 0.25% throughout 2009.  Accordingly, the prime rate remained at 3.25% during the year.  The Federal Reserve also implemented several liquidity facilities to provide added liquidity to financial institutions and other financial intermediaries.

The Emergency Economic Stabilization Act (“EESA”) authorized the FDIC to increase the amount of insured deposit accounts to $250,000 and provide unlimited deposit insurance on non-interest bearing deposits through 2009.  On May 20, 2009, the provisions increasing the insured deposit limit to $250,000 were extended through December 31, 2013. On August 26, 2009, the unlimited account insurance on non-interest bearing accounts was extended through June 30, 2010. The EESA also authorized the U.S. Treasury to provide up to $700 billion of financial support to the U.S. banking industry.  The Capital Purchase Program, as part of the Troubled Asset Relief Program, was one of the initiatives that provided additional capital to banks.

The deepening economic downturn on a national and local basis has continued to adversely impact our individual and business customers.  The markets we serve continue to be among the most severely impacted in the country.  The continuing economic stress to consumers and local businesses was apparent during 2009 as we continued to experience a pronounced increase in non-performing loans, which resulted in a significant level of loan charge-offs and a significant increase of our reserve for loan losses.

We believe we are seeing encouraging signs of improvement in our local real estate markets. We are beginning to observe the return of sophisticated, fundamentals-driven investors who see the long term value of southern Florida real estate and enterprises. On a monthly basis in 2009 compared to 2008, we have observed increases in unit volume sales of residential real estate in our markets ranging from 27% to 80% per month in the Naples area and 40% to well over 100% in the Fort Myers-Cape Coral market. While property values have declined markedly during this severe recession, the significant increase in unit sales signals improved buyer interest and increasing liquidity in our residential real estate markets which should begin to stabilize values. While we expect a local economic recovery to be muted and to lag the national recovery, we believe positive signs are beginning to emerge.

Analysis of Financial Condition

Our assets totaled $1.71 billion at December 31, 2009 compared to $1.61 billion at the end of 2008, an increase of $95.3 million, or 6%.  The increase in assets during 2009 was primarily due to the assumption of the deposits of Riverside.

Total loans decreased $27.5 million or 2%, to $1.20 billion at December 31, 2009.  In a continuing focus to reduce our exposure to higher risk loans, construction and land development loans declined $49.9 million and indirect auto loans declined $31.9 million. Partially offsetting these declines were growth in commercial real estate loans of $21.9 million and residential real estate loans of $31.9 million. The net decline in the loan portfolio was primarily attributed to loans secured by real estate transferred to OREO of $27.5 million, write-downs of impaired loans of $17.8 million and net charge-offs of $19.2 million.

Total deposits increased $233.7 million or 21%, from $1.14 billion at the end of 2008 to $1.37 billion at December 31, 2009.  This increase is due primarily to the assumption of $317.0 million of deposits from the operations of former Riverside and is net of the $106.6 million reduction of brokered time deposits.  Non-interest-bearing deposits increased $43.4 million or 34%, and interest-bearing deposits increased $190.3 million or 19%.

Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable and subordinated debentures, totaled $268.5 million at year end 2009 compared to $337.3 million at the end of 2008.  During 2009, as a result of the receipt of proceeds from the Riverside acquisition, we decreased our FHLB advances by $77.9 million.

Shareholders’ equity decreased $65.6 million or 54%, from $121.1 million on December 31, 2008 to $55.5 million at the end of 2009.  The decrease in shareholder’s equity was due to the net loss for year of $61.5 million.  The net loss for the year was primarily due to the provision for loan loss of $42.3 million, valuation allowance against deferred income tax assets of $30.4 million and a goodwill impairment charge of $5.9 million.

Book value per common share decreased to $1.42 at December 31, 2009, from $5.92 at December 31, 2008.

Results of Operations

Net income

2009 compared with 2008:

The net loss for 2009 was $61.5 million compared to a net loss of $20.9 million for 2008.  Basic and diluted loss per common share for 2009 was $4.33, as compared to basic and diluted loss per common share of $1.45 in 2008.

The loss on average assets for 2009 was 3.47% compared to a loss on average assets of 1.36% for 2008. On the same basis, the loss on average shareholders’ equity was 53.92% for 2009 compared to 20.4% for 2008.

Contributing significantly to the loss during 2009 were the $42.3 million provision for loan losses, the valuation allowance against deferred income tax assets of $30.4 million and the goodwill impairment charge of $5.9 million, partially offset by $5.1 million in net gains on securities sold and a $1.2 million gain resulting from the death benefit received from a Bank owned life insurance policy covering a former employee.  In response to continued slowing economic activity and softening real estate values in our markets, our allowance for loan losses increased to $29.1 million or 2.43% of total loans, resulting from our provision for loan losses of $42.3 million exceeding net charge-offs of $37.0 million for the period. For additional information on these items, see the sections that follow entitled “Allowance and Provision for Loan Losses” and “Investment Portfolio”, respectively.

2008 compared with 2007:

The net loss for 2008 was $20.9 million compared to a net loss of $2.4 million for 2007.  Basic and diluted loss per common share for 2008 was $1.45, as compared to basic and diluted loss per common share of $0.19 in 2007.

The loss on average assets for 2008 was 1.36% compared to a loss on average assets of 0.18% for 2007. The loss on average shareholders’ equity was 20.4% for 2008 compared to 2.5% for 2007.

Contributing significantly to the loss during 2008 were the $28.2 million provision for loan losses and the write-down of $6.4 million of investment securities, partially offset by a $1.1 million in net gains on securities sold. In response to continued slowing economic activity and softening real estate values in our markets, our allowance for loan losses increased to $23.8 million or 1.94% of total loans, resulting from our provision for loan losses of $28.2 million exceeding net charge-offs for the period by 45%.

Net interest income

Net interest income represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities.  Net interest income is the largest component of our income, and is affected by the interest rate environment, and the volume and the composition of interest-earning assets and interest-bearing liabilities.  Our interest-earning assets include loans, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits in other banks, and investment securities.  Our interest-bearing liabilities include deposits, federal funds purchased, subordinated debentures, advances from the FHLB and other short-term borrowings.

2009 compared with 2008:

Net interest income was $45.4 million for the year ended December 31, 2009, compared to $44.7 million for the same period in 2008.  The $731,000 or 2% increase was due to the significant increase in interest earning assets and interest bearing liabilities as a result of the assumption of the Riverside deposits and investment of the proceeds and the growth of the Company.  The 34 basis point decrease in the net interest margin from 3.10% to 2.76% substantially offset the effect of the growth of the balance sheet.

The net interest margin continues to be adversely impacted by the level of nonaccrual loans and non-performing assets which reduced the margin by an estimated 19 basis points during the twelve months ended December 31, 2009. The utilization of the proceeds from the Riverside transaction to reduce borrowings and brokered time deposits and purchase investment securities further reduced the net interest rate spread because a greater portion of the Company’s assets were comprised of lower yielding investment securities and short-term money market investments. We continue to maintain a higher level of short-term investments in light of the continuing economic stress and elevated volatility of financial markets, which has also reduced the margin.

The $7.0 million decrease in interest and dividend income compared to 2008 was mainly attributable to decreased average rates on loan balances and investment securities due primarily to the 400 basis point decrease in prime rate and the significant decline in other interest rates combined with a higher level of non-performing loans.  Partially offsetting this decline were decreases in the interest cost of transaction accounts, time deposits and borrowings due to decreases in deposit interest rates paid and other market interest rates.  Increases in balances and changes in product mix, favoring higher yielding products, led to an increase in interest expense on savings deposits.

Interest rates during 2009 were significantly lower than the prior year period due to the highly stimulative monetary policies undertaken by the Federal Reserve beginning in the third quarter of 2007. As a result of the actions taken by the Federal Reserve, the prime rate declined from 7.25% in the first quarter of 2008 to 3.25% by the fourth quarter of 2008 and has remained at that level in 2009.

Due to the rapid and significant decline in the prime rate, the overall lower interest rate environment and the higher level of non-performing loans, the yield on our loans declined 93 basis points. The yield of our interest earning assets declined 117 basis points in 2009 compared to 2008 due to the reduction in the yield on our loans and the significant increase in lower yielding investment securities and short-term money market investments.

The lower interest rate environment also resulted in a significant decline in the interest cost of interest bearing liabilities.  The average interest cost of interest bearing deposits declined by 105 basis points and the overall cost of interest bearing liabilities declined by 99 basis points.  Due to the rapidly declining interest rate environment and highly competitive deposit pricing on a local and national basis, we were not able to reduce the cost of our deposits as quickly and to the same extent as the decline in our earning asset yield.

Going forward, we expect market short-term interest rates to remain low for an extended period of time.  We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan yields, or they could increase due to strong demand in the financial markets and banking system for liquidity which is reflected in elevated pricing competition for deposits. The predominant drivers affecting net interest income are the composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

2008 compared with 2007:

Net interest income was $44.7 million for the year ended December 31, 2008, compared to $46.0 million for the same period in 2007.  The $1.4 million or 3% decrease in net interest income was due principally to the increase in non-accrual loans and investment securities during the year which reduced interest income and net interest income by $3.2 million and reduced the net interest margin by an estimated 21 basis points.

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

As an additional consequence of the contracting economic conditions, our customers maintained lower levels of transaction account and short-term investment account balances which resulted in a reduction of non-interest bearing demand deposits and money market accounts.  In the lower interest rate environment, customers also shifted deposits to higher rate certificates of deposit.

We have also maintained a higher level of investment securities and cash and equivalents due to the volatile and uncertain financial market conditions.  All of these factors adversely impacted the net interest margin which declined 50 basis points to 3.10% from 3.60% in 2007.

On the basis of economic and financial market conditions that we observed during the second quarter of 2008, we began to shorten the maturity structure of our interest bearing liabilities by increasing the amount of FHLB borrowings with maturities of one month and by originating wholesale CD deposits with terms of 3 months to 6 months.  This funding tactic was initiated to generate lower cost and shorter-term liabilities to improve our net interest margin and position our balance sheet for stable or declining short-term interest rates.  This position was maintained through the fourth quarter and at December 31, 2008, we had $70 million of FHLB borrowings that matured in the first quarter of 2009 and over $96 million of wholesale CD’s that had original maturities of 3 months to 6 months.

The following table presents the average balances and yields for interest earning assets and interest bearing liabilities for the years ending December 31, 2009, 2008 and 2007.

Average Balance Sheets

	2009			2008			2007
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
ASSETS
Interest-earning assets:
Loans (a)(b)	$1,225,804	$68,960	5.63%	$1,186,839	$77,877	6.56%	$1,088,751	$84,775	7.79%
Investment securities (b)	327,963	12,071	3.68%	183,649	8,629	4.70%	146,376	7,633	5.21%
Money Market Mutual Funds	31,277	132	0.42%	-	-	-	-	-	-
Interest bearing deposits in other banks	50,947	124	0.24%	12,131	104	0.85%	383	19	4.96%
FHLB stock	10,771	24	0.23%	10,012	350	3.50%	8,408	503	5.98%
Federal funds sold/Repo	2,940	5	0.17%	55,525	1,374	2.47%	42,187	2,144	5.08%
Total interest-earning assets	1,649,702	81,316	4.93%	1,448,156	88,334	6.10%	1,286,105	95,074	7.39%

Non-interest earning assets:
Cash and due from banks	30,182			17,507			20,394
Premises and equipment, net	39,759			37,596			36,609
Allowances for loan losses	(24,967)			(16,111)			(10,174)
Other assets	78,128			54,395			41,167
Total non-interest earning assets	123,102			93,387			87,996
Total Assets	$1,772,804			$1,541,543			$1,374,101

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing deposits:
NOW accounts	$182,398	1,235	0.68%	$172,520	2,932	1.70%	$151,745	4,967	3.27%
Money market	196,469	2,817	1.43%	151,273	3,649	2.41%	186,996	7,753	4.15%
Savings deposits	116,956	2,142	1.83%	52,896	669	1.26%	55,360	968	1.75%
Time deposits	696,606	21,452	3.08%	591,723	25,346	4.28%	486,658	24,172	4.97%
Total interest-bearing deposits	1,192,429	27,646	2.32%	968,412	32,596	3.37%	880,759	37,860	4.30%

Short-term borrowings and FHLB advances	212,585	5,303	2.49%	242,210	7,450	3.08%	174,583	7,861	4.50%
Long-term borrowings	63,000	2,787	4.42%	63,000	3,458	5.49%	39,860	3,000	7.53%
Total interest bearing liabilities	1,468,014	35,736	2.43%	1,273,622	43,504	3.42%	1,095,202	48,721	4.45%

Non-interest bearing liabilities and shareholders’ equity:
Demand deposits	173,083			146,158			163,478
Other liabilities	17,557			19,196			19,338
Shareholders’ equity	114,150			102,567			96,083
Total non-interest bearing liabilities and shareholders’ equity	304,790			267,921			278,899
Total liabilities and shareholders’ equity	$1,772,804			$1,541,543			$1,374,101
Interest rate spread			2.50%			2.68%			2.94%
Net interest income		$45,580			$44,830			$46,353
Net interest margin (c)			2.76%			3.10%			3.60%

__________
(a)	Average loans include non-performing loans. Interest on loans includes loan fees of $498 in 2009, $420 in 2008, and $706 in 2007.
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

	2009 compared to 2008 Due to changes in				2008 compared to 2007 Due to changes in
(Dollars in thousands)	Average Volume	Average Rate		Net Increase (Decrease)	Average Volume	Average Rate		Net Increase (Decrease)
Interest income
Loans (a)(b)	$2,489		$(11,406)	$(8,917)	$7,200		$(14,098)	$(6,898)
Investment securities (a)	5,629		(2,187)	3,442	1,805		(809)	996
Money Market Mutual Funds	132		-	132	-		-	-
Interest-bearing deposits in other banks	138		(118)	20	113		(28)	85
FHLB stock	25		(351)	(326)	83		(236)	(153)
Federal funds sold	(690)		(679)	(1,369)	545		(1,315)	(770)
Total interest income	7,723		(14,741)	(7,018)	9,746		(16,486)	(6,740)

Interest expense
NOW accounts	159		(1,856)	(1,697)	608		(2,643)	(2,035)
Money market	903		(1,735)	(832)	(1,287)		(2,817)	(4,104)
Savings deposits	1,075		398	1,473	(41)		(258)	(299)
Time deposits	4,004		(7,898)	(3,894)	4,780		(3,606)	1,174
Short-term borrowings and FHLB advances	(844)		(1,303)	(2,147)	2,514		(2,925)	(411)
Long-term borrowings	-		(671)	(671)	1,420		(962)	458
Total interest expense	5,297		(13,065)	(7,768)	7,994		(13,211)	(5,217)

Change in net interest income	$2,426	$	(1,676)	$750	$1,752	$	(3,275)	$(1,523)

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

Non-interest income

The following table presents the principal components of non-interest income for the years ended December 31:

(Dollars in thousands)	2009	2008	2007
Service charges on deposit accounts	$4,165	$2,938	$2,692
Investment securities gains (losses), net	4,295	(5,349)	(5,660)
Fees on mortgage loans sold	1,143	775	1,446
Investment advisory and trust fees	997	555	-
Debit card income	1,066	747	733
Earnings on bank owned life insurance policies	546	463	445
Life insurance gain	1,186	-	-
Gain on sale of assets	14	30	957
Other	698	625	749
Total non-interest income	$14,110	$784	$1,362

2009 compared to 2008:

Excluding the effect of investment security gains, non-interest income was $9.8 million in 2009 compared to $6.1 million 2008.  The increase is due primarily to a gain of $1.2 million resulting from the death benefit received from a bank owned life insurance policy covering a former employee and the acquisition of Riverside  which contributed $1.6 million of service charge and other income during the period.

Residential mortgage originations were $126 million in 2009 compared to $154 million in 2008.  Residential loans originated and sold increased from $46.8 million in 2008 to $60.4 million in 2009 and fees on mortgage loans sold increased from $775,000 to $1.1 million for the respective periods.

Investment advisory and trust fees from Naples Capital Advisors and the Bank’s trust department increased from $555,000 in 2008 to $997,000 in 2009.

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

Non-interest expenses

The following table represents the principal components of non-interest expenses for the years ended December 31:

(Dollars in thousands)	2009	2009 Riverside	2009 Without Riverside	2008	2007
Salary and employee benefits	$28,594	$1,896	$26,698	$24,534	$22,550
Net occupancy expense	9,442	1,517	7,925	8,539	7,979
Accounting, legal, and other professional	3,271	94	3,177	2,558	1,372
Information system conversion costs	344	121	223	-	-
Computer services	2,708	427	2,281	2,093	2,172
Collection costs	353	-	353	1,341	772
Postage, courier and armored car	1,084	149	935	887	837
Marketing and community relations	1,128	112	1,016	1,246	1,151
Operating supplies	716	166	550	548	581
Directors’ fees	873	-	873	825	568
Travel expenses	368	7	361	345	396
FDIC and state assessments	3,163	529	2,634	1,153	629
Special FDIC assessment	800	169	631	-	-
Amortization of intangibles	1,430	890	540	648	440
Net (gain) loss on disposition of repossessed assets	(244)	-	(244)	1,387	986
Operational charge-offs	155	56	99	1,528	74
Insurance, nonbuilding	870	2	868	287	226
OREO write downs and expenses	3,149	-	3,149	1,694	14
Goodwill impairment	5,887	1,201	4,686	-	-
Other operating expenses	1,251	54	1,197	1,347	1,174
Total non-interest expenses	$65,342	$7,390	$57,952	$50,988	$41,921

2009 compared to 2008:

Non-interest expense increased $14.4 million, or 28%, to $65.3 million compared to $51.0 million in 2008. Of this increase, $6.2 million is attributed to the assumed former Riverside operations and $5.9 million is attributable to a goodwill impairment charge, which includes $1.2 million of goodwill relating to the Riverside acquisition. Excluding the effect of the former Riverside operations and goodwill impairment charge, FDIC insurance costs increased primarily due to a one-time special assessment, higher deposit insurance premium rates and growth of deposits. Information system conversion costs were incurred in merging the operations of The Bank of Venice and OREO write-downs and expenses increased due to higher levels of foreclosed assets. Salaries and employee benefits costs in 2009 included severance costs, increased employee medical insurance benefits costs, incremental cost of additional staff to manage the higher level of problem assets and the impact of merit adjustments for certain employees.

Salaries and employee benefits increased $4.1 million in 2009 relative to 2008.  Salaries and employee benefits of $1.9 million reflect the hiring of new employees in connection with the Riverside transaction.  Severance costs accounted for approximately $545,000 of the increase and employee benefits increased by $391,000 largely due to employee medical insurance costs. The addition of new positions to manage the higher level of problem assets and additional Riverside branches plus merit adjustments for certain employees resulted in approximately $928,000 of increased compensation related expenses. Additionally, due to the lower level of loan origination activity during 2009, the amount of salary and benefits costs capitalized as direct loan origination costs decreased by approximately $301,000 as compared to 2008.

There was a $903,000 increase in occupancy expense in 2009 as compared to 2008.  Excluding the $1.5 million of occupancy costs related to the operations of the former Riverside branch network and facilities, the Company would have had a $614,000 decrease in occupancy costs for 2009.  This decrease is a result of our continued focus on consolidating facilities and containing operating costs.

The first quarter of 2008 included $1.2 million in write-downs of repossessed vehicles and related assets attributable to the restructuring of our indirect lending operations.

Other operating expense for 2009 includes $2.8 million attributable to the former Riverside operations including $890,000 in amortization of acquisition related intangibles and $698,000 of FDIC insurance assessments.

Legal and professional fees in 2009 increased by $713,000 due principally to higher legal fees incurred in managing and resolving non-performing loans and assets.

An increase in the cost of FDIC insurance assessments of $2.8 million relative to 2008 is due primarily to a special assessment of approximately $800,000, higher deposits and a higher deposit insurance premium rate.  The special assessment was charged to all FDIC insured institutions during 2009 based on assets.

Other operating expense also includes $223,000 of information system conversion costs related to The Bank of Venice merger and non-facility related insurance costs increased by $571,000 to $870,000 in 2009.

OREO write downs and expenses of $3.1 million during 2009 included approximately $1.8 million of valuation adjustments on nine properties due to the decline in real estate values reflected in updated appraisals as well as net losses of $168,000 recognized on the sales of thirteen properties.

2008 compared to 2007:

Non-interest expenses were $51.0 million in 2008 compared to $41.9 million in 2007.  A significant portion of the increase relates to additional costs that were incurred in 2008 due to the contracting economic environment in our markets and the increase in nonperforming loans and assets that we experienced during the year. The restructuring of our indirect auto financing business line also had a significant impact on expenses in 2008.

Salaries and employee benefits increased $2.0 million, reflecting the increase in staffing for our new initiative in private banking, wealth management and trust services ($1.4 million) and annual raises and an increase in personnel to support the growth and expansion of our operations. Severance costs of approximately $455,000 were included in salaries and employee benefits expenses during 2008.

Occupancy costs includes the added facilities cost of a new branch opened by The Bank of Venice, and our new IT facility that became operational in 2008 ($448,000). Unamortized leasehold improvements of $224,000 were written-off in 2008 due to the non-renewal of an office building lease and the closing of our Sebring branch in January 2009.

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

Operational charge-offs increased significantly in 2008 due to the write-off of a non-loan account receivable, which remains the subject of litigation.

OREO expenses and write-downs include $1.3 million of write downs due to the decline in estimated market value of the foreclosed properties since they were acquired and $359,000 of ownership related expenses such as insurance, real estate taxes and maintenance on these properties.

Provision for income taxes

The provision for income taxes includes federal and state income taxes and the impact of the recognition of a full valuation allowance against our deferred tax assets in 2009.  The effective income tax rates for the years ended December 31, 2009, 2008, and 2007 were (28%), 38% and 42%, respectively.  Historically, the fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The income tax expense reported during 2009 was due to the recognition of a full valuation allowance against our deferred tax assets as of December 31, 2009, of which $30.4 million was recorded as income tax expense and the $1.2 million relating to unrealized losses on available for sale securities was recorded as an adjustment to equity through accumulated other comprehensive income. A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses we have incurred over the last three years coupled with the expectation that our future realization of deferred taxes will be limited as a result of our planned capital offering. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at December 31, 2009.  As of December 31, 2008, management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time, concluded that no valuation allowance was necessary at such time.

Excluding the impact of the valuation allowance, the effective tax benefit would have been approximately 35% for 2009. This benefit was reduced by the impairment charge recorded against non-deductible goodwill which was partially offset by the impact of a non-taxable gain resulting from the receipt of proceeds from a life insurance policy covering a former employee. The benefit during 2008 was higher than statutory rates primarily due to the recognition of a state income tax credit related to the Company’s funding of affordable housing construction costs for local charitable organizations. The primary factor resulting in the higher effective tax benefit rate during 2007 was the greater relative impact of the effect of tax exempt interest income on the pretax loss.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income. See Notes 1 and 11 of our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof. Additionally, there were no unrecognized tax benefits at December 31, 2009, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Loan Portfolio

Prior to our entrance into the Southwest Florida market in 2001, our primary locations were in the Florida Keys (Monroe County) and south Miami-Dade County.  As this region’s primary industry is tourism, commercial loan demand is primarily for resort, hotel, restaurant, marina, and related real estate secured property loans.   We serve this market by offering long-term, adjustable rate financing to the owners of these types of properties for acquisition and improvements.  As our business has expanded in Southwest Florida, the resulting geographic diversification is expected to provide more industry-based diversity to our loan portfolio.  As of December 31, 2009, we had approximately $684.4 million of loans outstanding (including indirect auto loans) in Southwest Florida.

The cost of living in Monroe County is higher in comparison to other counties in Florida due in large part to the limited and expensive real estate with various construction restrictions and environmental considerations.  Accordingly, collateral values on loans secured by property in this market are greater. Collier and Lee counties in Southwest Florida have historically been higher growth communities and the majority of the growth of our commercial loan portfolio in recent years has been generated by serving this market.

Loans are expected to produce higher yields than investment securities and other interest-earning assets.  The absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin.  Total loans outstanding decreased to $1.20 billion at the end of 2009 as compared to $1.22 billion at year end 2008, a decrease of 2%.  Of this amount, real estate mortgage loans increased 0.4% from $1.02 billion to $1.03 billion.  Commercial real estate mortgage loans accounted for some of this increase, growing from $658.5 million to $680.4 million at the respective year ends.  Residential loans also increased from $205.1 million at December 31, 2008 to $236.9 million at December 31, 2009. Construction and vacant land decreased from $147.3 million in 2008 to $97.4 million in 2009 offsetting the commercial real estate and residential loan growth. The indirect auto portfolio also decreased from $82.0 million at December 31, 2008 to $50.1 million at December 31, 2009.  We generally originate commercial loans with rates that fluctuate with the prime lending rate or may be fixed for initial periods of 3 to 5 years and residential loans held in the portfolio with rates that adjust periodically and are tied to an index such as the one year treasury or one year LIBOR rate.  At December 31, 2009, 82% of the total loan portfolio had floating or adjustable rates.

The following table presents the composition our loan portfolio at December 31:

(Dollars in thousands)	2009	2008	2007	2006	2005
Real estate mortgage loans:
Commercial	$680,409	$658,516	$612,084	$546,276	$451,969
Residential	236,945	205,062	112,138	82,243	76,003
Farmland	13,866	13,441	11,361	24,210	4,660
Construction and vacant land	97,424	147,309	168,595	157,672	125,207
Commercial and agricultural loans	69,246	71,352	72,076	84,905	80,055
Indirect auto loans	50,137	82,028	117,439	141,552	118,018
Home equity loans	37,947	34,062	21,820	17,199	17,232
Other consumer loans	10,190	11,549	12,154	9,795	9,228
Subtotal	1,196,164	1,223,319	1,127,667	1,063,852	882,372
Less: deferred loan costs (fees)	1,352	1,656	1,489	1,616	1,652
Less: allowance for loan losses	(29,083)	(23,783)	(14,973)	(9,581)	(7,546)
Net loans	$1,168,433	$1,201,192	$1,114,183	$1,055,887	$876,478

Two of the most significant components of our loan portfolio are commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of December 31:

	2009		2008
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition

Mixed Use Commercial/Residential	$102,901	15%	$85,580	13%
Office Buildings	103,426	15%	105,238	16%
Hotels/Motels	78,992	12%	90,091	14%
1-4 Family and Multi Family	75,342	11%	88,334	13%
Guesthouses	94,663	14%	84,993	13%
Retail Buildings	78,852	12%	71,184	11%
Restaurants	50,395	7%	47,680	7%
Marinas/Docks	19,521	3%	20,130	3%
Warehouse and Industrial	32,328	5%	27,541	4%
Other	43,989	6%	37,745	6%
Total	$680,409	100%	$658,516	100%

	2009		2008
(Dollars in thousands)	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition

Construction:
Residential – owner occupied	$6,024	6%	$11,866	8%
Residential – commercial developer	6,574	7%	21,052	14%
Commercial structure	13,127	13%	18,629	13%
Total construction	25,725	26%	51,547	35%

Land:
Raw land	20,684	21%	25,890	18%
Residential lots	12,773	13%	13,041	9%
Land development	16,877	17%	19,975	13%
Commercial lots	21,365	23%	36,856	25%
Total land	71,699	74%	95,762	65%

Total	$97,424	100%	$147,309	100%

The contractual maturity distribution of our loan portfolio at December 31, 2009 is indicated in the table below.  The majority of these are amortizing loans.

	Loans maturing
(Dollars in thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Real estate mortgage loans:
Commercial	$65,479	$180,176	$434,754	$680,409
Residential	3,341	2,183	231,421	236,945
Farmland	74	2,458	11,334	13,866
Construction and vacant land (a)	69,976	12,548	14,900	97,424
Commercial and agricultural loans	27,406	21,719	20,121	69,246
Indirect auto loans	3,519	42,139	4,479	50,137
Home equity loans	1,599	4,069	32,279	37,947
Other consumer loans	949	7,954	1,287	10,190
Total loans	$172,343	$273,246	$750,575	$1,196,164

__________
(a) $6,024 of this amount relates to residential real estate construction loans that have been approved for permanent financing but are still under construction. The remaining amount relates to vacant land and commercial real estate construction loans, some of which have been approved for permanent financing but are still under construction.

	Loans maturing
(Dollars in thousands)	Within 1 Year	1 to 5 Years	After 5 Years	Total
Loans with:
Predetermined interest rates	$64,808	$119,403	$33,639	$217,850
Floating or adjustable rates	107,535	153,843	716,936	978,314
Total loans	$172,343	$273,246	$750,575	$1,196,164

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio.  Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans.  The result is that commercial real estate loans and commercial loans are divided into the following risk categories: Pass, Special Mention, Substandard and Loss. The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classifications and the estimated potential for loss  The specific component relates to loans that are individually classified as impaired.  Otherwise, we estimate an allowance for each risk category.  The general allocations to each risk category are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

Home equity loans, indirect auto loans, residential loans and consumer loans generally are not analyzed individually and or separately identified for impairment disclosures. These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors mentioned above.

Senior management and the Board of Directors review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses amounted to $29.1 million and $23.8 million at December 31, 2009 and December 31, 2008, respectively.  Based on an analysis performed by management at December 31, 2009, the allowance for loan losses is considered to be adequate to cover estimated incurred loan losses in the portfolio as of that date.   However, management’s judgment is based upon our recent historical loss experience, the level of non-performing and delinquent loans, current information and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio.  Our provision for loan losses was $42.3 million, $28.2 million and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The higher provision for loan losses in 2009 and 2008 was primarily attributable to the national and local market economic recession and the continued financial challenges of our consumer and commercial customers as well as the increase in our nonperforming loans, delinquencies and charge-offs. While there recently has been an increase in the number of real estate unit sales as compared to the prior year period in our markets, the impact of foreclosures and distressed sales is impacting the value of real estate and the economy broadly. Net charge-offs were $37.0 million, or 3.01% of average loans during 2009, compared to $19.4 million and $4.9 million, or 1.64% and 0.45% of average loans in 2008 and 2007, respectively. Of the 2009 net charge offs, approximately $17.8 million were related to loans classified as nonaccrual or impaired as of December 31, 2009.

Our provision for loan losses in future periods will be influenced by the loss potential of impaired loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, our individual and business customers are exhibiting increasing difficulty in timely payment of their loan obligations. We believe that this trend will continue in the near term. Consequently, we may experience higher levels of delinquent and non-performing loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods.

As discussed in Note 2 to the consolidated financial statements, TIB Bank has entered into a Memorandum of Understanding with bank regulatory agencies. In addition to increasing capital ratios, the Bank has agreed to improve its asset quality by reducing the balance of assets classified substandard and doubtful in the report from the most recent regulatory examination through collection, disposition, charge-off or improvement in the credit quality of the loans. Further, the Bank has agreed to make every effort to reduce its risk in its concentration in commercial real estate consistent with the Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices. In addition, the Bank agreed to establish appropriate concentration limits and sublimits by types of loans and collateral and adopt appropriate timelines to achieve those limits as a percent of capital and to report our progress to the regulators on a quarterly basis.

Changes affecting the allowance for loan losses are summarized for the years ended December 31,

(Dollars in thousands)	2009	2008	2007	2006	2005
Balance at beginning of year	$23,783	$14,973	$9,581	$7,546	$6,243

Charge-offs:
Real estate mortgage loans:
Commercial	10,418	1,577	118	-	-
Residential	3,815	1,897	63	-	-
Farmland	-	-	-	-	-
Construction and vacant land	11,967	4,324	1,251	-	-
Commercial and agricultural loans	3,028	587	278	12	107
Indirect auto loans	7,292	10,674	3,110	1,557	1,045
Home equity loans	504	270	331	-	-
Other consumer loans	242	180	51	4	67
Total charge-offs	37,266	19,509	5,202	1,573	1,219

Recoveries:
Real estate mortgage loans:
Commercial	21	-	-	-	-
Residential	153	10	-	-	-
Farmland	-	-	-	-	-
Construction and vacant land	13	2	-	-	-
Commercial and agricultural loans	45	-	-	20	6
Indirect auto loans	66	54	262	55	65
Home equity loans	11	-	2	2	8
Other consumer loans	1	14	6	40	30
Total recoveries	310	80	270	117	109

Net charged off	36,956	19,429	4,932	1,456	1,110

Provision for loan losses	42,256	28,239	9,657	3,491	2,413

Acquisition of The Bank of Venice	-	-	667	-	-

Allowance for loan losses at end of year	$29,083	$23,783	$14,973	$9,581	$7,546

Ratio of net charge-offs to average net loans outstanding	3.01%	1.64%	0.45%	0.15%	0.14%

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb probable incurred credit losses from any and all loans, the following table represents management’s best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of December 31. Qualitative factors used in determining the allowance for loan losses resulted in the establishment of an unallocated reserve totaling approximately $652,000 and $1.1 million as of December 31, 2009 and 2007, respectively.  Due to the ongoing evaluation and changes in the basis for the allowance for loan losses, actual future charge offs will not necessarily follow the allocations described below.

	2009		2008		2007		2006		2005
(Dollars in thousands)	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans
Real estate mortgage loans:
Commercial	$13,895	57%	$11,143	54%	$5,250	54%	$3,764	51%	$2,971	51%
Residential	3,897	20%	2,393	17%	381	10%	191	8%	168	9%
Farmland	198	1%	134	1%	84	1%	161	2%	30	1%
Construction and vacant land	2,868	8%	1,313	12%	1,218	15%	922	15%	743	14%
Commercial and agricultural loans	3,033	6%	2,256	6%	1,547	6%	1,002	8%	912	9%
Indirect auto loans	3,244	4%	5,708	6%	5,072	11%	3,352	13%	2,523	13%
Home equity loans	1,011	3%	694	3%	213	2%	87	2%	85	2%
Other consumer loans	285	1%	142	1%	113	1%	102	1%	114	1%
Unallocated	652		-		1,095		-		-
	$29,083	100%	$23,783	100%	$14,973	100%	$9,581	100%	$7,546	100%

Impaired Loans

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, residential mortgage, commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. Nonaccrual loans and restructured loans where loan term concessions benefitting the borrowers have been made are generally designated as impaired. As of December 31, 2009 and 2008, impaired loans presented in the table below include the $72.8 million and $39.8 million, respectively, of nonperforming loans, other than indirect and consumer loans. Impaired loans as of December 31, 2009 and 2008, also include $35.9 million and $17.3 million, respectively, of restructured loans which are in compliance with modified terms and not reported as non-performing. Impaired loans also include loans which are not currently classified as non-accrual, but otherwise meet the criteria for classification as an impaired loan (i.e. loans for which the collection of all principal and interest amounts as specified in the original loan contract are not expected, or where management has substantial doubt that the collection will be as specified, but is still expected to occur in its entirety). Collectively, these loans comprise the potential problem loans individually considered along with historical portfolio loss experience and trends and other quantitative and qualitative factors applied to the balance of our portfolios in our evaluation of the adequacy of the allowance for loan losses.

If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows discounted using the loan’s original rate or at the fair value of collateral, less disposition costs, if repayment is expected solely from the collateral. Impaired loans are as follows:

(Dollars in thousands)	2009	2008
Year end loans with no specifically allocated allowance for loan losses	$60,629	$8,344
Year end loans with allocated allowance for loan losses	87,823	53,765
Total	$148,452	$62,109

Amount of the allowance for loan losses allocated to impaired loans	$9,040	$6,116

Amount of nonaccrual loans classified as impaired	$71,755	$37,881

	December 31, 2009
(Dollars in thousands)	Total Impaired Loans	Impaired Loans With Allocated Allowance	Amount of Allowance Allocated	Impaired Loans With No Allocated Allowance
Commercial	$6,210	$4,847	$1,455	$1,363
Commercial Real Estate	123,452	70,868	5,455	52,584
Residential	16,261	10,158	1,704	6,103
Consumer	699	699	274	-
HELOC	1,830	1,251	152	579
Total	$148,452	$87,823	$9,040	$60,629

	December 31, 2008
(Dollars in thousands)	Total Impaired Loans	Impaired Loans With Allocated Allowance	Amount of Allowance Allocated	Impaired Loans With No Allocated Allowance
Commercial	$1,654	$1,219	$1,183	$435
Commercial Real Estate	52,924	47,251	3,963	5,673
Residential	6,307	4,312	838	1,995
Consumer	50	44	-	6
HELOC	1,174	939	132	235
Total	$62,109	$53,765	$6,116	$8,344

Non-Performing Assets

Non-performing assets include non-accrual loans and investments securities, repossessed personal property, and other real estate.  Loans and investments in debt securities are placed on non-accrual status when management has concerns relating to the ability to collect the principal and interest and generally when such assets are 90 days past due.  Non-performing assets were as follows for the periods ending December 31:

(Dollars in thousands)	2009	2008	2007	2006	2005
Total non-accrual loans (a)	$72,833	$39,776	$16,086	$4,223	$956
Accruing loans delinquent 90 days or more (a)	-	-	-	-	-
Total non-performing loans	72,833	39,776	16,086	4,223	956

Non-accrual investment securities(b)	759	763	3,154	-	-
Repossessed personal property (primarily indirect auto loans)	326	601	3,136	1,958	962
Other real estate owned	21,352	4,323	1,846	-	190
Other assets (c)	2,090	2,076	2,915	2,861	2,815
Total non-performing assets	$97,360	$47,539	$27,137	$9,042	$4,923

Allowance for loan losses	$29,083	$23,783	$14,973	$9,581	$7,546

Non-performing assets as a percent of total assets	5.71%	2.95%	1.88%	0.69%	0.46%
Non-performing loans as a percent of total loans	6.09%	3.25%	1.43%	0.40%	0.11%
Allowance for loan losses as a percent of non-performing loans (a)	39.93%	59.79%	93.08%	226.88%	789.33%

__________
(a)
Non-performing loans during 2005 excluded the $1.6 million loan discussed below that was guaranteed for both principal and interest by the USDA. In December 2006, the Bank stopped accruing interest on this loan pursuant to a ruling made by the USDA. Accordingly, the loan was included in total non-accrual loans as of December 31, 2006 and 2007. During 2008, the USDA repaid the guaranteed portion of the loan in accordance with the provisions of the guarantee agreement. Other non-accrual loans at December 31, 2005 through December 31, 2006 are primarily indirect auto loans.

Non-accrual loans as of December 31, 2009, 2008 and 2007 are comprised of the following:

(Dollars in thousands)	December 31, 2009		December 31, 2008		December 31, 2007
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	44	$10,738	18	$4,014	19	$4,566
Commercial 1-4 family investment	19	8,733	9	7,943	3	1,122
Commercial and agricultural	7	2,454	2	64	4	293
Commercial real estate	29	24,392	18	13,133	4	2,619
Residential land development	13	25,295	4	12,584	1	2,686
Government guaranteed loans	2	143	3	143	1	1,641
Indirect auto, auto and consumer loans	97	1,078	155	1,895	238	3,159
		$72,833		$39,776		$16,086

(b)
In December 2007, we placed a collateralized debt obligation (“CDO”) collateralized primarily by homebuilders, REITs, real estate companies and commercial mortgage backed securities on non-accrual. This security had an original cost of $6.0 million. During 2008, two additional similarly secured collateralized debt obligations with original costs of $2.0 million each were also placed on nonaccrual. As of December 31, 2007 and throughout 2008, the estimated fair value of these securities declined further and management has periodically deemed such declines other than temporary. Through December 31, 2008, we had recorded cumulative realized losses totaling $9.2 million relating to these securities. During 2009, the remaining balance of these securities was written off and an additional CDO with an original cost of $5.0 million, collateralized by trust preferred securities of banks and insurance companies, was placed on nonaccrual. As this security has been downgraded and interest payments are currently being deferred, the estimated fair value of this security has declined to approximately $759,000 as of December 31, 2009. This estimated fair value is based upon an analysis performed by an independent third-party engaged by the Company as of December 31, 2009 which estimated the fair value and credit loss potential of the security. Based upon our review of the analysis and the assumptions used therein, we believe this decline to be temporary in nature based upon current projections of the performance of the underlying collateral which indicate that the entirety of principal and interest owed will be collected at maturity.  For additional details on these and other investment securities, see the section of management’s discussion and analysis that follows entitled “Investment Portfolio”.

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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million. During the second quarter of 2008, the USDA paid the Company the principal and accrued interest and allowed the Company to apply other proceeds previously received to reduce capitalized liquidation costs and protective advances. The non-guaranteed principal and interest ($2.0 million at December 31, 2009 and December 31, 2008) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $126,000 and $112,000 at December 31, 2009 and 2008, respectively, are included as “other assets” in the financial statements.

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

An expanded analysis of the more significant loans classified as nonaccrual during the fourth quarter of 2009 and remaining classified as of December 31, 2009, is as follows:

Significant Nonaccrual Loans (Other Than Indirect Auto and Consumer)
(Dollars in thousands)
Collateral Description	Original Loan Amount	Original Loan to Value (Based on Original Appraisal)	Current Loan Amount	Specific Allocation of Reserve in Allowance for Loan Losses at December 31, 2009	Amount Charged Against Allowance for Loan Losses During the Quarter Ended December 31, 2009	Impact on the Provision for Loan Losses (*) During the Quarter Ended December 31, 2009
Arising in Fourth Quarter 2009
Commercial 1-4 family residential SW Florida	$2,175	66%	$1,520	$647	$163	$97
Vacant land SW Florida	5,826	60%	5,450	191	61	121
Commercial 1-4 family residential SW Florida	1,933	73-83%	1,391	195	259	210
Commercial real estate, business assets and accounts receivable	3,392	80%	3,358	1,438	-	1,438
Luxury boutique hotel in SW Florida	9,775	88%	7,000	245	2,775	2,608
Bayfront land in FL Keys	5,622	54%	5,459	-	-	-
Numerous smaller balance primarily 1-4 family residential and commercial real estate loans			8,169	851	1,154	1,185

		Total	$32,347	$3,567	$4,412	$5,659

Nonaccrual Prior to Fourth Quarter 2009 Remaining on Nonaccrual at December 31, 2009

Commercial 1-4 family residential	$3,778	72-78%	$3,401	$273	$-	$(229)
Mixed use – developer	3,602	80%	2,300	-	1,363	18
Commercial real estate	1,720	78%	1,676	-	-	-
Commercial real estate	1,408	80%	940	75	360	73
Residential 1-4 family home	1,008	80%	665	53	336	-
Vacant land – residential development	10,000	61%	5,385	188	4,615	(196)
Two restaurants SW Florida	5,099	57-70%	4,949	717	-	352
Two office buildings – developer	4,807	75%	2,200	176	2,485	2,286
Vacant land – residential development	4,750	42%	4,750	-	-	-
Office Building	1,118	66%	1,118	20	-	20
Numerous smaller balance primarily 1-4 family residential and commercial real estate loans			12,024	775	1,438	531
			$39,408	$2,277	$10,597	$2,855
		Total	$71,755	$5,844	$15,009	$8,514

(*)	Impact on the provision for loan losses during the quarter represents the increase (decrease) in specific reserves.

Of the $32.3 million of loans placed on nonaccrual during the fourth quarter and remaining on nonaccrual as of December 31, 2009, $8.1 million related to loans which we reviewed during the quarter and determined that no specific reserves were necessary at such time. The remaining loans which were also reviewed during the quarter required a $5.7 million increase in the allocation of specific reserves which resulted in specific reserves of $3.6 million as of December 31, 2009 after recognizing $4.4 million of partial charge-downs.  Loans classified as nonaccrual prior to the fourth quarter of 2009 required additional specific reserves of $2.9 million during the fourth quarter of 2009 and required specific reserves of $2.2 million as of December 31, 2009 after recognizing partial charge-downs of $10.6 million during the fourth quarter. As of December 31, 2009, the balances of nonaccrual and impaired loan are net of cumulative charge-downs of approximately $17.8 million.

An expanded analysis of the significant components of other real estate owned as of December 31, 2009 is as follows:

OREO Analysis as of December 31, 2009 (Dollars in thousands)
Property Description	Original Loan Amount	Original LTV	Carrying Value at December 31, 2009
Seven developed commercial lots	$13,500	50%	$9,422
Six 1-4 family residential condominiums (new construction)	7,066	72%	4,939
Luxury 1-4 family residence in Southwest Florida	2,493	67%	2,494
Commercial real estate (3 loans)			2,243
Other land (4 lots – 3 loans)			1,611
Other 1-4 family residential (3 loans)			643
		Total	$21,352

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

Major sources of net increases in cash and cash equivalents are as follows for the three years ending December 31:

(Dollars in thousands)	2009	2008	2007
Provided by (used in) operating activities	$(5,147)	$9,207	$3,770
Provided by (used in) investing activities	255,487	(193,909)	(40,328)
Provided by (used in) financing activities	(156,672)	187,377	52,065
Net increase in cash and cash equivalents	$93,668	$2,675	$15,507

As discussed in Note 16 of the Consolidated Financial Statements, the Company had unfunded loan commitments and unfunded letters of credit totaling $73.5 million at December 31, 2009.  We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low.  However, should significant funding requirements occur, the Company has available borrowing capacity from various sources as discussed below.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported in their most recent quarterly financial information submitted to the Federal Home Loan Bank and subject to the pledging of sufficient collateral. At December 31, 2009, there were $125.0 million in advances outstanding in addition to $25.3 million in letters of credit including $25.1 million used in lieu of pledging securities to the State of Florida to collateralize governmental deposits. As of December 31, 2009, collateral availability under our agreements with the Federal Home Loan Bank provided for total borrowings of up to approximately $206.8 million of which $56.5 million was available. On January 7, 2010, the FHLB notified the Bank that the credit availability has been rescinded and the rollover of existing advances outstanding is limited to twelve months or less.

The Bank had an unsecured overnight federal funds purchased accommodations up to a maximum of $25.0 million from its correspondent bank as of December 31, 2009. On February 17, 2010, the Bank was notified that the maximum amount of the accommodation was changed to $7.5 million and a secured repurchase agreement with a maximum credit availability of $24.4 million. As of December 31, 2009, collateral availability under our agreement with the Federal Reserve Bank of Atlanta (“FRB”) provided for up to $98.6 million of borrowing availability from the FRB discount window. We believe that we have adequate funding sources through unused borrowing capacity from our correspondent banks and FRB, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

During the second, third, and fourth quarters of 2008 and the first, second, and third quarters of 2009, the Company’s Board of Directors declared 1% (one percent) stock dividends to holders of record as of July 7, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 respectively. The stock dividends were distributed on July 17, 2008, October 10, 2008, January 10, 2009, April 10, 2009, July 10, 2009 and October 10, 2009. The decision to replace our quarterly cash dividend with a stock dividend was made after consideration of the current and projected economic and operating environment and to conserve cash and capital resources at the holding company to support the potential capital needs of the Bank. The Bank and the Company currently maintain regulatory capital which meets the definition of adequately capitalized. As previously described, TIB Bank has entered into an informal agreement with Bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect. At December 31, 2009, TIB had a Tier 1 leverage capital ratio of 4.8% and a total risk-based capital ratio of 8.1%.

Due to the timing of our plans to raise capital, we requested an extension of time to April 30, 2010 to comply with the informal agreement. As the financial markets traditionally are not receptive to offerings during the holiday and year-end period, we withdrew our registration statement on December 23, 2009 and intend to pursue our capital efforts once year-end results are available. The Office of Financial Regulation has agreed to the extension provided the FDIC also agrees. We are currently awaiting the FDIC's response.

           As of December 31, 2009, our holding company had cash of approximately $874,000. This cash is available for providing capital support to the subsidiary bank and for other general corporate purposes. During 2009, the holding company invested $20.5 million of capital in the Bank to support its growth in deposits and assets. The Company received a request from the Federal Reserve Bank of Atlanta for the Company’s Board of Directors to adopt a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the Reserve Bank. The Board adopted this resolution on October 5, 2009. The Company has notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. In January 2010, the Company notified the trustees of its $8 million trust preferred securities due September 7, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payment due in March 2010. The Company has also notified the Treasury of its election to defer the dividend payment on the Series A preferred stock issued under TARP beginning in November 2009. Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due. If dividends on the Series A preferred stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company. At this time it is unlikely that the Company will resume payment of cash dividends on its common stock for the foreseeable future.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by a bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Based on the level of losses for the prior two years, declaration of dividends by TIB Bank, during 2009, would have required regulatory approval. Therefore, the Company does not expect to receive dividends from the Bank in the foreseeable future.

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities.  The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at December 31, 2009 is presented in the table below.

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$386,105	$60,523	$106,591	$491,389	$151,556	$1,196,164
Investment securities-taxable	35,129	-	-	14,490	192,651	242,270
Investment securities-tax exempt	-	-	-	4,169	3,892	8,061
Marketable equity securities	8	-	-	-	-	8
FHLB stock	10,447	-	-	-	-	10,447
Interest-bearing deposits in other banks	147,760	-	-	-	-	147,760
Total interest-bearing assets	579,449	60,523	106,591	510,048	348,099	1,604,710

Interest-bearing liabilities:
NOW accounts	195,960	-	-	-	-	195,960
Money market	214,531	-	-	-	-	214,531
Savings deposits	122,292	-	-	-	-	122,292
Time deposits	169,295	100,110	197,490	197,842	43	664,780
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	120,475	-	-	115,000	-	235,475
Total interest-bearing liabilities	847,553	100,110	197,490	312,842	8,043	1,466,038

Interest sensitivity gap	$(268,104)	$(39,587)	$(90,899)	$197,206	$340,056	$138,672

Cumulative interest sensitivity gap	$(268,104)	$(307,691)	$(398,590)	$(201,384)	$138,672	$138,672

Cumulative sensitivity ratio	(16.7%)	(19.2%)	(24.8%)	(12.5%)	8.6%	8.6%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above.  Certain liabilities such as non-indexed NOW and passbook savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  Approximately 13% of our deposit funding is comprised of non-interest-bearing liabilities and total interest-earning assets are greater than the total interest-bearing liabilities.  Therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  We expect market short-term interest rates to remain low for an extended period of time.  We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan yields, or they could increase due to strong demand in the financial markets and banking system for liquidity which is reflected in elevated pricing competition for deposits. The predominant drivers to increase net interest income are the composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

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

Investment Portfolio

Contractual maturities of investment securities at December 31, 2009 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date.

(Dollars in thousands)	Within 1 Year		After 1 Year Within 5 Years		After 5 Years Within 10 Years		After 10 Years		Other Securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Securities Available for Sale:
U.S. Gov’t agencies and corporations	-	-	4,088	3.60%	20,050	1.54%	5,034	3.93%	-
States and political subdivisions – tax exempt (a)	-	-	4,169	5.86%	3,892	5.63%	-	-	-
States and political subdivisions – taxable	-	-	-	-	-	-	2,212	6.10%	-
Marketable equity securities (a)	-	-	-	-	-	-	-	-	8
Mortgage-backed securities - residential	-	-	-	-	-	-	-	-	208,115
Corporate bonds	-	-	-	-	-	-	2,012	1.10%	-
Collateralized debt obligations	-	-	-	-	-	-	759	0.46%	-
Total	-	-	8,257	4.72%	23,942	2.18%	10,017	2.59%	208,123

Yield by classification of investment securities at December 31, 2009 was as follows:

(Dollars in thousands)	Yield	Totals
Securities Available for Sale:
U.S. Government agencies and corporations	2.24%	$29,172
States and political subdivisions – tax exempt (a)	5.75%	8,061
States and political subdivisions – taxable	6.10%	2,212
Marketable equity securities (a)	0%	8
Mortgage-backed securities - residential	3.83%	208,115
Corporate bonds	1.10%	2,012
Collateralized debt obligations (b)	0.46%	759
Total (b)	3.63%	$250,339

__________
(a)	Weighted average yields on tax exempt obligations and marketable equity securities have been computed by grossing up actual tax exempt income.
(b)	Excluding the impact of the non-accrual collateralized debt obligation security, the total investment portfolio yield was 3.69%.

The following table presents the amortized cost, unrealized gains, unrealized losses, and fair value for the major categories of our investment portfolio for each reported period:

Available for Sale—December 31, 2009

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$29,232	$24	$84	$29,172
States and political subdivisions-tax exempt	7,754	307	0	8,061
States and political subdivisions-taxable	2,313	-	101	2,212
Marketable equity securities	12	-	4	8
Mortgage-backed securities - residential	207,344	2,083	1,312	208,115
Corporate bonds	2,878	-	866	2,012
Collateralized debt obligations	4,996	-	4,237	759
	$254,529	$2,414	$6,604	$250,339

Available for Sale—December 31, 2008

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$50,892	$776	$-	$51,668
States and political subdivisions-tax exempt	7,751	59	21	7,789
States and political subdivisions-taxable	2,407	-	70	2,337
Marketable equity securities	12	-	-	12
Mortgage-backed securities - residential	157,066	1,332	421	157,977
Corporate bonds	2,870	-	1,158	1,712
Collateralized debt obligations	5,763	-	1,488	4,275
	$226,761	$2,167	$3,158	$225,770

Available for Sale—December 31, 2007

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$72,482	$1,245	$66	$73,661
States and political subdivisions-tax exempt	9,629	6	51	9,584
States and political subdivisions-taxable	2,495	1	21	2,475
Marketable equity securities	1,224	-	-	1,224
Mortgage-backed securities - residential	60,161	295	296	60,160
Corporate bonds	2,865	-	100	2,765
Collateralized debt obligations	11,110	-	622	10,488
	$159,966	$1,547	$1,156	$160,357

Other than temporary impairment of available for sale securities

As of December 31, 2009, we owned three collateralized debt obligation investment securities collateralized by debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities with an aggregate original cost of $10.0 million. Through December 31, 2009, we have recorded cumulative other than temporary impairment losses of $10.0 million on these securities. In determining the estimated fair value of these securities, we utilized a discounted cash flow modeling valuation approach which is discussed in greater detail in Note 18 - Fair Value. These securities are floating rate securities which were rated “A” or better by an independent and nationally recognized rating agency at the time of our purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade, and the amount of unrealized loss, management concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value. This resulted in the recognition of other than temporary impairment loss of $3.9 million in 2007. During 2008, the estimated fair value of these securities declined further due to the occurrence of additional defaults by certain underlying issuers and changes in the cash flow and discount rate assumptions used to estimate the value of these securities. During 2008, we concluded that the further declines in values were other than temporary under generally accepted accounting principles. Accordingly, we wrote-down these investment securities by an additional $5.3 million. These additional write downs included the complete write off of two of the three securities, with an original cost of $2.0 million each. The third security, with an original cost of $6.0 million was valued at an estimated fair value of $763,000 as of December 31, 2008. During 2009, additional defaults by underlying issuers and corresponding changes in estimated future cash flow assumptions resulted in the write-down of this third security to $0.

    As of December 31, 2009, the Company owned a collateralized debt security with an original cost of $5.0 million where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. This security was rated “AA” by a nationally recognized rating agency at the time of our purchase. The inputs used in determining the estimated fair value of this security are Level 3 inputs. In determining the estimated fair value, management utilized a discounted cash flow modeling valuation approach through September 30, 2009. Discount rates utilized in the modeling of these securities were estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and varying assumptions of estimated future defaults of issuers. During 2009, the estimated fair value of this security declined further due to the occurrence of downgrades by rating agencies, additional defaults or deferrals by certain underlying issuers and changes in the estimated timing of the future cash flow and discount rate assumptions used to estimate the value of this security. As of December 31, 2009, we engaged an independent third party valuation firm to estimate the fair value and credit loss potential of this security. Management reviewed the assumptions and methodology employed in this analysis and while the assumptions differed from those used in prior quarters to estimate the fair value of the security, the general premise of the methodology of discounting estimated future cash flows based upon the expected performance of the underlying issuers collateralizing the security was consistent with management’s previous approach. Based upon this analysis, as of December 31, 2009, management concluded that the further decline in value does not meet the definition of other than temporary under generally accepted accounting principles because no credit loss has been incurred.

Additionally, during 2007, the market value of an investment in equity securities, which the Company originally acquired in 2003 for $3.0 million to obtain community reinvestment credit, of a publicly owned company declined significantly. During 2007, management determined that the decline was other than temporary; accordingly, we wrote this investment down by $1.8 million. Due to significant further declines in market value during 2008, we wrote this investment down further by $1.1 million in 2008 and decided to sell a portion of this investment in December 2008 to ensure we would fully realize the associated capital loss carryback potential for Federal income tax purposes. In doing so, we recognized an additional realized loss of approximately $124,000 upon the partial disposition of this investment in 2008.

The write downs described above resulted in total recognized other than temporary impairment losses of $763,000, $6.4 million and $5.7 million during 2009, 2008 and 2007, respectively.

We regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. Future declines in the fair value of these or other securities may result in additional impairment charges which may be material to the financial condition and results of operations of the Company. For additional detail regarding our impairment assessment process, see Notes 1 and 4 of the Notes to Consolidated financial statements below.

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits by us for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
(Dollars in thousands)	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$173,083		$146,158		$163,478

Interest-bearing deposits
NOW Accounts	182,398	0.68%	172,520	1.70%	151,745	3.27%
Money market	196,469	1.43%	151,273	2.41%	186,996	4.15%
Savings deposit	116,956	1.83%	52,896	1.26%	55,360	1.75%
Time deposits	696,606	3.08%	591,723	4.28%	486,658	4.97%

Total	$1,365,512	2.02%	$1,114,570	2.92%	$1,044,237	3.63%

The following table presents the maturity of our time deposits at December 31, 2009:

(Dollars in thousands)	Deposits $100 and Greater	Deposits Less than $100	Total
Months to maturity:
3 or less	$54,573	$114,722	$169,295
4 to 6	39,312	60,798	100,110
7 through 12	101,949	95,541	197,490
Over 12	92,187	105,698	197,885
Total	$288,021	$376,759	$664,780

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations at December 31, 2009 are summarized in the table that follows.  The amounts shown for commitments to extend credit and letters of credit are contingent obligations, some of which are expected to expire without being drawn upon.  As a result, the amounts shown for these items do not necessarily represent future cash requirements.  We believe that our current sources of liquidity are more than sufficient to fulfill the obligations we have as of December 31, 2009 pursuant to off-balance sheet arrangements and contractual obligations.

	Amount of Commitment Expiration Per Period
(Dollars in thousands)	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements
Commitments to extend credit	$71,623	$41,970	$10,568	$2,001	$17,084
Standby letters of credit	1,896	1,626	270	-	-
Total	$73,519	$43,596	$10,838	$2,001	$17,084

Contractual obligations
Time deposits	$664,780	$466,880	$191,811	$6,046	$43
Operating lease obligations	4,481	884	1,276	517	1,804
Purchase obligations	16,799	2,953	6,466	7,380	-
FHLB Advances	125,000	10,000	65,000	50,000	-
Long-term debt	63,000	30,000	-	-	33,000
Other long-term liabilities reflected on the balance sheet under GAAP	1,718	32	93	93	1,500
Total	$875,778	$510,749	264,646	$64,036	$36,347

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.  The Bank uses the same credit policies in making commitments to extend credit and generally use the same credit policies for letters of credit as for on-balance sheet instruments.

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

The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to nineteen years.  Future minimum lease payments, before considering renewal options that generally are present, total $4.5 million at December 31, 2009.

Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by the Company under long term contractual relationships and based upon estimated utilization.

Long term debt, at December 31, 2009, consists of subordinated debentures totaling $33.0 million and securities sold under repurchase agreement totaling $30.0 million. These borrowings are further described in Note 10 of the Consolidated Financial Statements.

The Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on the amount of collateral pledged.  FHLB advances total $125.0 million at December 31, 2009.  These borrowings are further described in Note 9 of the Consolidated Financial Statements.

Other long-term liabilities represent obligations under the non-qualified retirement plan for the Company’s directors and the non-qualified deferred compensation arrangement with certain of the Company’s executive officers.  Under the director retirement plan, the Company pays each participant, or their beneficiary, the amount of board compensation fees that the director has elected to defer and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date.  The amount presented above reflects the future obligation to be paid, assuming no future fee deferrals.  Under the executive deferred compensation plan, the Company pays each participant, or their beneficiary, up to 43% of the executive’s highest compensation level in the three years immediately preceding the date of termination of employment for periods of 10 to 15 years.  The amount presented reflects the amount vested in this plan as of December 31, 2009.

In December 2008, the Company entered into amended and restated deferred fee agreements with certain members of the Company’s Board of Directors (the “Directors”) and approved amendments to certain employment agreements and approved revised executive salary continuation and deferred compensation agreements (collectively, the “Agreements”). The Agreements were primarily amended in order to bring each agreement into compliance with the provisions of section 409A of the Internal Revenue Code. Section 409A of the Internal Revenue Code provided a one-time election for participants in deferred compensation agreements to receive a lump sum payment in 2009 prior to March 14, 2009. The Directors’ agreements and the agreement of one employee contained such an election provision and, in connection therewith, the Directors and employee elected to receive lump sum distributions in 2009 of the amount vested, accrued and earned through December 31, 2008. A total of $2.1 million was paid during the first quarter of 2009 to these individuals. These elections were made in connection with each individual’s personal tax planning strategy and resulted in an elimination of the future expenses that would have been incurred by the Company in connection with the Agreements, had the elections not been made.

Capital Adequacy

There are various primary measures of capital adequacy for banks and bank holding companies such as risk based capital guidelines and the leverage capital ratio.  See Notes 2 and 14 to the Consolidated Financial Statements.

In March 2008, we sold 1.2 million shares of our common stock and warrants to purchase an additional 1.2 million shares resulting in gross proceeds of $10.1 million. On December 5, 2008, the Company issued $37 million of preferred stock and a related warrant to the U.S. Treasury under the U.S. Treasury’s Capital Purchase Program. As a result of these actions, the Company increased its levels of capital under capital adequacy guidelines.

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.

As of December 31, 2009, the Bank met the level of capital required in order to be categorized by the FDIC as adequately capitalized under the regulatory framework for prompt corrective action.  The risk-based capital ratio of Tier 1 capital to risk-weighted assets was 6.8%, the risk-based ratio of total capital to risk-weighted assets was 8.1%, and the leverage ratio was 4.8%, for TIB Bank.

As of December 31, 2009, the Company’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 5.7%, its risk-based ratio of total capital to risk-weighted assets was 8.1%, and its leverage ratio was 4.1%.

Due to the contracting economic conditions, the higher level of nonperforming assets, general regulatory initiatives to increase capital levels, the potential for further operating losses and the agreement to move in good faith to increase its capital, the Company is evaluating its capital position and is proceeding with plans to increase its capital. This may result in the issuance of additional shares of common stock or securities convertible into common stock.  While management believes we have sufficient capital to continue as a going concern, if we are unable to raise additional capital and/or we incur significant additional losses and are unable to comply with the terms of the informal agreement, uncertainty arises about our ability to continue as a going concern.

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

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the Consolidated Financial Statements.  Of these policies, management believes that the accounting for the allowance for loan losses, impairment of investment securities and the valuation allowance on deferred income tax assets are the most critical.

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

A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% probability) that all or part of the benefit related to such assets will not be realized. Income tax expense (or benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. As described above under the “Provision for Income Taxes” heading and in more detail in Note 11 to the Consolidated Financial Statements, the Company recorded a full valuation allowance against its net deferred tax assets as of December 31, 2009.

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

The estimated interest rate risk as of December 31, 2009 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset Liability modeling.  The model derives expected interest income and interest expense resulting from an immediate two percentage point increase or decrease parallel shift in the yield curve.  The standard parallel yield curve shift uses the implied forward rates and a parallel shift in interest rates to measure the relative risk of change in the level of interest rates.

The analysis indicates an immediate 200 basis point parallel interest rate increase would result in a decrease in net interest income of approximately $398,000 or -1% over a twelve month period.  While a 200 basis point parallel interest rate decrease would result in an increase in net interest income of approximately $338,000 or 1% over a twelve month period.

A non-parallel yield curve twist is used to estimate risk related to the level of interest rates and changes in the slope or shape of the yield curve using static rates.  The increase or decrease steepening/twist of the yield curve is “ramped” over a twelve month period. Yield curve twists change both the level and slope of the yield curve, are more realistic than parallel yield curve shifts and are more useful for planning purposes.  As an example, a 300 basis point yield twist increase would result in short term rates increasing 300 basis points and long term rates would increase approximately 100 basis points over a 12 month period. This scenario reflects a rapid shift in monetary policy by the Federal Reserve which could occur if the Federal Reserve increased short term rates by 300 basis points over a 12 month period.

 Such, a 300 basis point yield curve twist increase is projected to result in a decrease in net interest income of approximately $666,000 or -1% over a twelve month period.

The projected impact on our net interest income of a 200 basis point parallel increase and decrease, respectively, of the yield curve and a 300 basis point yield curve twist increase of short-term rates are summarized below.

	December 31, 2009
	Parallel Shift	Twist
Twelve Month Period	-2% +2%	+300%/100%

Percentage change in net interest income	+1% -1%	-1%

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
Naples, Florida

We have audited the accompanying consolidated balance sheets of TIB Financial Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting contained in Item 9A.(b) of the accompanying Form 10-K.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIB Financial Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred net losses in 2009, 2008 and 2007, primarily from loan and investment impairments.  In addition, as discussed in Note 2, the Company’s bank subsidiary is operating under an informal agreement with bank regulatory agencies that requires, among other provisions, higher regulatory capital requirements.  The Bank did not meet the higher capital requirement as of December 31, 2009 and therefore is not in compliance with the regulatory agreement.  Failure to comply with the regulatory agreement may result in additional regulatory enforcement actions.  These events raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans are also discussed further in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       /s/Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida
March 31, 2010

TIB Financial Corp. and Subsidiaries

Consolidated Balance Sheets
As of December 31,

(Dollars in thousands, except per share data)	2009	2008
Assets
Cash and due from banks	$167,402	$69,607
Federal funds sold and securities purchased under agreements to resell	-	4,127
Cash and cash equivalents	167,402	73,734

Investment securities available for sale	250,339	225,770

Loans, net of deferred loan costs and fees	1,197,516	1,224,975
Less: Allowance for loan losses	29,083	23,783
Loans, net	1,168,433	1,201,192

Premises and equipment, net	40,822	38,326
Goodwill	622	5,160
Intangible assets, net	6,667	3,010
Other real estate owned	21,352	4,323
Accrued interest receivable and other assets	49,770	58,599
Total assets	$1,705,407	$1,610,114

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$171,821	$128,384
Interest-bearing	1,197,563	1,007,284
Total deposits	1,369,384	1,135,668

Federal Home Loan Bank (FHLB) advances	125,000	202,900
Short-term borrowings	80,475	71,423
Long-term borrowings	63,000	63,000
Accrued interest payable and other liabilities	12,030	16,009
Total liabilities	1,649,889	1,489,000

Commitments and Contingencies (Notes 1, 6 and 16)

Shareholders’ Equity
Preferred stock – $.10 par value: 5,000,000 shares authorized, 37,000 shares issued and outstanding, liquidation preference of $37,702 and $37,134, respectively	33,730	32,920
Common stock - $.10 par value: 100,000,000 and 40,000,000 shares authorized, 14,961,376 and 14,968,597 shares issued, 14,887,922 and 14,895,143 shares outstanding, respectively	1,496	1,497
Additional paid in capital	74,673	73,148
Retained earnings (accumulated deficit)	(49,994)	14,737
Accumulated other comprehensive loss	(3,818)	(619)
Treasury stock, at cost, 73,454 shares	(569)	(569)
Total shareholders’ equity	55,518	121,114

Total Liabilities and Shareholders’ Equity	$1,705,407	$1,610,114

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31,

(Dollars in thousands, except per share data)	2009	2008	2007
Interest and dividend income
Loans, including fees	$68,925	$77,875	$84,773
Investment securities:
U.S. Treasury securities	-	-	152
U.S. Government agencies and corporations	11,395	7,610	5,404
States and political subdivisions, tax-exempt	299	316	396
States and political subdivisions, taxable	143	150	157
Other investments	212	385	1,193
Interest-bearing deposits in other banks	124	104	19
Federal Home Loan Bank stock	24	350	503
Federal funds sold and securities purchased under agreements to resell	5	1,374	2,144
Total interest and dividend income	81,127	88,164	94,741

Interest expense
Interest-bearing demand and money market	4,052	6,581	12,721
Savings	2,142	669	968
Time deposits of $100 or more	8,587	10,296	12,622
Other time deposits	12,865	15,050	11,549
Long-term debt - subordinated debentures	1,578	2,267	2,708
Federal Home Loan Bank advances	5,199	6,058	6,197
Short-term borrowings	104	1,392	1,664
Long-term borrowings	1,209	1,191	292
Total interest expense	35,736	43,504	48,721

Net interest income	45,391	44,660	46,020
Provision for loan losses	42,256	28,239	9,657
Net interest income after provision for loan losses	3,135	16,421	36,363

Non-interest income
Service charges on deposit accounts	4,165	2,938	2,692
Fees on mortgage loans originated and sold	1,143	775	1,446
Investment advisory and trust fees	997	555	-
Other income	3,510	1,865	2,884
Investment securities gains, net	5,058	1,077	1
Other-than-temporary impairment losses on investments prior to April 1, 2009 adoption of ASC 320-10-65-1	(23)	(6,426)	(5,661)
Other-than-temporary impairment losses on investments subsequent to April 1, 2009
Gross impairment losses	(740)	N/A	N/A
Less: Impairments recognized in other comprehensive income	-	N/A	N/A
Net impairment losses recognized in earnings subsequent to April 1, 2009	(740)	N/A	N/A
Total non-interest income	14,110	784	1,362

Non-interest expense
Salaries and employee benefits	28,594	24,534	22,550
Net occupancy and equipment expense	9,442	8,539	7,979
Goodwill impairment	5,887	-	-
Other expense	21,419	17,915	11,392
Total non-interest expense	65,342	50,988	41,921

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31,
(Continued)

(Dollars in thousands, except per share data)	2009	2008	2007
Loss before income taxes	(48,097)	(33,783)	(4,196)
Income tax expense (benefit)	13,451	(12,853)	(1,775)

Net Loss	$(61,548)	$(20,930)	$(2,421)

Preferred dividends earned by preferred shareholders and discount accretion	2,662	165	-

Net loss allocated to common shareholders	$(64,210)	$(21,095)	$(2,421)

Basic and diluted loss per common share	$(4.33)	$(1.45)	$(0.19)

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands except per share data)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2007	-	$-	12,440,372	$1,244	$40,442	$44,620	$(444)	$-	$85,862
Comprehensive loss:
Net loss						(2,421)			(2,421)
Other comprehensive income, net of tax:
Net market valuation adjustment on securities available for sale							(2,846)
Add: reclassification adjustment for losses net of tax benefit of 2,130							3,530
Other comprehensive income, net of tax expense of $429									684
Comprehensive loss									$(1,737)
Restricted stock grants, net of 208 cancellations			38,912	4	(4)				-
The Bank of Venice acquisition			1,002,498	100	13,855				13,955
Exercise of stock options			160,049	16	1,092				1,108
Purchase of treasury stock			(73,454)					(569)	(569)
Stock-based compensation and related tax effect					669				669
Cash dividends declared, $.2284 per common share						(3,048)			(3,048)
Balance, December 31, 2007	-	$-	13,568,377	$1,364	$56,054	$39,151	$240	$(569)	$96,240
Cumulative-effect adjustment for split-dollar life insurance postretirement benefit						(141)			(141)
Comprehensive loss:
Net loss						(20,930)			(20,930)
Other comprehensive loss, net of tax:
Net market valuation adjustment on securities available for sale							(4,195)
Add: reclassification adjustment for losses net of tax benefit of 2,013							3,336
Other comprehensive loss, net of tax benefit of $523									(859)
Comprehensive loss									$(21,789)
Restricted stock grants, net of 1,476 cancellations			37,233	4	(4)				-
Private placement of common shares			1,273,824	127	9,809				9,936
Exercise of stock options			15,709	2	96				98
Preferred stock issued with common stock warrants	37,000	$32,889			4,103				36,992
Preferred stock discount accretion		31				(31)			-
Stock-based compensation and related tax effect					655				655
Common stock dividends declared					2,435	(2,437)			(2)
Cash dividends declared, $.0589 per common share						(875)			(875)
Balance, December 31, 2008	37,000	$32,920	14,895,143	$1,497	$73,148	$14,737	$(619)	$(569)	$121,114

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands except per share data)

                                        (Continued)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2008	37,000	$32,920	14,895,143	$1,497	$73,148	$14,737	$(619)	$(569)	$121,114
Comprehensive loss:
Net loss						(61,548)			(61,548)
Other comprehensive loss:
Net market valuation adjustment on securities available for sale							1,096
Less: reclassification adjustment for gains							(4,295)
Other comprehensive loss									(3,199)
Comprehensive loss									$(64,747)
Restricted stock cancellations			(7,221)	(1)	1				-
Issuance costs associated with preferred stock issued					(48)				(48)
Preferred stock discount accretion		810				(810)			-
Stock-based compensation and related tax effect					484				484
Common stock dividends declared					1,088	(1,088)			-
Cash dividends declared, preferred stock						(1,285)			(1,285)
Balance, December 31, 2009	37,000	$33,730	14,887,922	$1,496	$74,673	$(49,994)	$(3,818)	$(569)	$55,518

                              See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands except per share data)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(61,548)	$(20,930)	$(2,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,516	4,008	3,328
Provision for loan losses	42,256	28,239	9,657
Deferred income tax benefit (loss)	10,998	(4,848)	(4,472)
Investment securities net realized gains	(5,058)	(1,077)	(1)
Net amortization of investment premium/discount	2,031	(31)	(99)
Write-down of investment securities	763	6,426	5,661
Goodwill impairment	5,887	-	-
Stock based compensation	690	737	646
(Gain) loss on sale of OREO	168	(2)	-
Other	140	(247)	(735)
Mortgage loans originated for sale	(60,439)	(42,518)	(90,818)
Proceeds from sales of mortgage loans	57,778	46,836	91,218
Fees on mortgage loans sold	(1,105)	(767)	(1,434)
Change in accrued interest receivable and other asset	1,894	(5,750)	(5,022)
Change in accrued interest payable and other liabilities	(4,118)	(869)	(1,738)
Net cash provided by operating activities	(5,147)	9,207	3,770

Cash flows from investing activities:
Purchases of investment securities available for sale	(728,578)	(160,943)	(71,669)
Sales of investment securities available for sale	525,359	51,135	5,491
Repayments of principal and maturities of investment securities available for sale	209,566	37,696	34,863
Acquisition of Naples Capital Advisors business	(148)	(1,378)	-
Cash equivalents acquired from The Bank of Venice acquisition	-	-	10,176
Cash paid for The Bank of Venice	-	-	(888)
Net cash received in acquisition of operations-Riverside Bank of the Gulf Coast	271,397	-	-
Net (purchase) sale of FHLB stock	1,277	(2,843)	(673)
Loans originated or acquired, net of principal repayments	(30,111)	(117,411)	(14,809)
Purchases of premises and equipment	(2,760)	(1,041)	(5,265)
Proceeds from sales of loans	3,500	-	624
Proceeds from sales of OREO	5,934	837	-
Proceeds from disposal of premises, equipment and intangible assets	51	39	1,822
Net cash provided by (used) investing activities	255,487	(193,909)	(40,328)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	82,350	(90,211)	9,614
Net increase (decrease) in time deposits	(61,122)	98,890	(104,499)
Net change in brokered time deposits	(106,577)	77,031	57,671
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	8,116	(6,499)	55,672
Net change short term FHLB advances	(70,000)	70,000	-
Increase in long term FHLB advances	-	92,900	60,000
Repayment of long term FHLB advances	(7,900)	(100,000)	(50,000)
Proceeds from long term repurchase agreements	-	-	30,000
Repayment of notes payable	-	-	(4,000)
Income tax effect related to stock-based compensation	(206)	(82)	21
Net proceeds from issuance costs of preferred stock and common warrants	(48)	36,992	-
Net proceeds from issuance of common shares	-	10,033	1,108
Repurchase of company common stock	-	-	(569)
Cash dividends paid	(1,285)	(1,677)	(2,953)
Net cash provided by (used in) financing activities	(156,672)	187,377	52,065

TIB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in thousands except per share data)

                                        (Continued)
	Years Ended December 31,
	2009	2008	2007
Net increase in cash and cash equivalents	93,668	2,675	15,507
Cash and cash equivalents at beginning of period	73,734	71,059	55,552
Cash and cash equivalents at end of period	$167,402	$73,734	$71,059

Supplemental disclosures of cash paid:
Interest	$38,291	$44,504	$50,678
Income taxes	-	125	4,193

Supplemental disclosures of non-cash transactions:
Financing of sale of premises and equipment to third parties	$-	$60	$-
Fair value of noncash assets acquired	49,193	1,416	68,458
Fair value of liabilities assumed	320,594	40	63,882
Transfer of loans to OREO	27,547	6,961	1,875
Transfer of OREO to Premises and Equipment	2,941	2,391	-
Fair value of common stock and stock options issued	-	-	13,992

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

TIB Financial Corp. is a bank holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiaries, TIB Bank (the “Bank) and Naples Capital Advisors, Inc.  Together with its subsidiaries, TIB Financial Corp. (collectively the “Company”) has a total of twenty-eight full service banking offices. On February 13, 2009, TIB Bank acquired the deposits (excluding brokered deposits), branch office operations and certain assets from the FDIC as receiver of the former Riverside Bank of the Gulf Coast (“Riverside”). On September 25, 2009, The Bank of Venice, acquired by the Company in April 2007, was merged into TIB Bank. The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiaries, TIB Bank and subsidiaries, and Naples Capital Advisors, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Additionally, TIBFL Statutory Trust I, TIBFL Statutory Trust II and TIBFL Statutory Trust III were formed in conjunction with the issuance of trust preferred securities as further discussed in Note 10.

TIB Bank is the Company’s primary operating subsidiary.  The Bank provides banking services from its twenty eight branch locations in Monroe, Miami-Dade, Collier, Lee, and Sarasota counties, Florida.  The Bank offers a wide range of commercial and retail banking and financial services to businesses and individuals.  Account services include checking, interest-bearing checking, money market, certificates of deposit and individual retirement accounts.  The Bank offers all types of commercial loans, including: owner-operated commercial real estate; acquisition, development and construction; income-producing properties; working capital; inventory and receivable facilities; and equipment loans.  Consumer loan products include residential real estate, installment loans, home equity, home equity lines, and indirect auto loans.

The share and per share amounts discussed throughout this document have been adjusted to account for the effects of six one percent stock dividends declared by the Board of Directors during 2008 and 2009 which were distributed July 17, 2008, October 10, 2008, January 10, 2009, April 10, 2009, July 10, 2009 and October 10, 2009 to all TIB Financial Corp. common shareholders of record as of July 7, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 respectively.

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

Investment Securities and Other than Temporary Impairment

Investment securities which may be sold prior to maturity are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost and are included in other assets on the balance sheets.

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

The second segment of the portfolio uses the OTTI guidance provided by ASC 325-10-35 that is specific to purchased beneficial interests that are rated below “AAA”. Under this model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the impairment recognized in earnings depends on whether we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If we intend to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the impairment is required to be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the impairment is separated into the amount representing the credit loss and the amount related to all other factors. The amount of impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

Loans Held for Sale

The majority of residential fixed rate mortgage loans originated by TIB Bank are sold servicing released to third parties immediately with temporary recourse provisions. The recourse provisions may require the repurchase of the outstanding balance of loans which default within a limited period of time subsequent to the sale of the loan. The recourse periods vary by investor and extend up to seven months subsequent to the sale of the loan.  All fees are recognized as income at the time of the sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. TIB Bank has not historically experienced significant losses resulting from the recourse provisions described above. Accordingly, management believes that no such provision or allowance is necessary as of December 31, 2009 or 2008.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, which is increased by the provision for loan losses and decreased by charge-offs less recoveries.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required based on factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually internally classified as impaired.  The general component covers non-impaired loans and is based on subjective factors and historical loss experience adjusted for current factors.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract or when the loan contract terms have been modified resulting in a concession of terms and where the borrower is experiencing financial difficulty.  Individual commercial, commercial real estate and residential loans exceeding certain size thresholds established by management are individually evaluated for impairment.  If a loan is considered to be impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the lesser of the recorded investment in the loan or the fair value of collateral if repayment is expected solely from the collateral.  Generally, large groups of smaller balance homogeneous loans, such as consumer, indirect, and residential real estate loans (other than those evaluated individually), are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Premises and Equipment

Land is carried at cost.  Premises and equipment are reported at cost less accumulated depreciation. For financial reporting purposes, building and related components are depreciated using the straight-line method with useful lives ranging from 3 to 40 years.  Furniture, fixtures and equipment are depreciated using straight-line method with useful lives ranging from 1 to 40 years. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. For Federal income tax reporting purposes, depreciation is computed using primarily accelerated methods.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure or repossession are generally held for sale and are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Costs incurred after acquisition are generally expensed.

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Company performed a review of goodwill for potential impairment as of December 31, 2009.  Based on the review, it was determined that impairment existed as of December 31, 2009.  The amount of the goodwill impairment charge was $5,887.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The only intangible assets with indefinite lives on our balance sheet are goodwill and a trade name. Other intangible assets include core deposit base premiums and customer relationship intangibles arising from acquisitions and are initially measured at fair value.  The intangibles are being amortized using the straight-line method over estimated lives ranging from 5 to 15 years.

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

Since we reported a net loss for each of the three periods reported all outstanding stock options, restricted stock awards and warrants are considered anti-dilutive.  Loss per share has been computed based on 14,819,954, 14,545,827 and 13,055,735 basic and diluted shares for the years ended December 31, 2009, 2008 and 2007, respectively.  The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	2009	2008	2007
Anti-dilutive stock options	738,172	736,659	681,930
Anti-dilutive restricted stock awards	73,091	100,780	82,949
Anti-dilutive warrants	2,380,213	1,119,233	N/A

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company wide basis. As operating results for all segments are similar, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805 which revises pre-codification Statement 141. FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. ASC 805 is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity. ASC 805 was applied in accounting for the Riverside acquisition and will impact future acquisitions.

In December 2007, the FASB issued ASC 810-10-65-1 which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, this pronouncement requires that transactions between an entity and noncontrolling interests be treated as equity transactions and is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In March 2008, the FASB issued ASC 815-1 which requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009 and adoption, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.

In April 2009, the FASB issued ASC 320-10-65 which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  This guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of ASC 320-10-65 on April 1, 2009 did not have a material impact on the results of operations or financial position of the Company. During the twelve months ended December 31, 2009, the Company recognized $763 of OTTI charges in income. Had the standard not been issued, there would not have been a material difference in the amount of OTTI that would have been recognized.

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

    In April 2009, the FASB issued ASC 825-10 which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009.  The adoption of ASC 825-10 at June 30, 2009, as required, did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 18.

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

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (ASC 810). This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Adoption did not have a material impact on the results of operations or financial position of the Company.

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

Note 2—Going Concern Considerations and Management's Plans

       The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described below create an uncertainty about the Company’s ability to continue as a going concern.

The Company recorded net losses of $61,548, $20,930 and $2,421 in 2009, 2008 and 2007, respectively, for a three year total of $84,899.  It is important for us to reduce our rate of credit loss and execute the following plans.

Our losses are largely a result of loan and investment impairments.  From 2007 to 2009, we recorded total provisions for loan losses of $80,152 and other than temporary losses on investments of $12,854.  While our net losses also included a charge off of goodwill of $5,887 and charges to establish an allowance against the realization of our deferred tax asset of $30,392, these latter charges may not have been required had we not incurred the losses on loans and investments.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Despite these losses, TIB Bank remained adequately capitalized at December 31, 2009 under the regulatory capital guidelines.  On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect. Late during the second quarter of 2009, we retained a nationally recognized investment banking firm to assist us in raising capital. On August 14, 2009, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1 with the intent of issuing up to 40,250,000 shares of our common stock for maximum proceeds of $75,670,000. On September 23, 2009 we held a special meeting of shareholders at which an amendment to the Company’s Restated Articles of Incorporation was approved to increase the number of authorized shares of the Company’s common stock from 40,000,000 to 100,000,000 was approved. Due in part to the timing of this action, we believed that investors would require us to update our registration statement with third quarter financial results prior to commencing an offering. As discussed in our December 23, 2009 letter to shareholders, during this process, we received a comment letter from the SEC which indicated that our Annual Report for the year ended December 31, 2008 on Form 10-K and our March 31, 2009 and June 30, 2009 quarterly reports on Form 10-Q were under a routine review by the Division of Corporation Finance. The SEC staff periodically reviews filings of all publicly owned companies. As our timeline drew near the holiday and year-end period, we received notification that the SEC staff concluded their review on December 17, 2009 without requiring any adjustments to our reported financial results. However, as advised by our investment banking firm noting that the financial markets traditionally are not receptive to offerings during this time period, we withdrew our registration statement on December 23, 2009 and intend to pursue our capital efforts in March and into the early second quarter of 2010. Due to the timing of our plans to raise capital, we requested an extension of time to April 30, 2010 to comply with the informal agreement. The Florida Office of Financial Regulation (“OFR”) agreed to the extension provided the FDIC also were to agree. We have not yet received the FDIC's response to our request.

At December 31, 2009, these elevated capital ratios were not met.  We notified the bank regulatory agencies prior to December 31, 2009, that the increased capital levels would not be achieved and as we remain in regular contact with the FDIC and OFR, we expect the agencies will reevaluate our progress toward the higher capital ratios at March 31, 2010.

Our Board of Directors and management team have determined to take the following courses of action to improve our capital ratios:

•
First and foremost, to file a registration statement with the SEC for the offering of up to 80,000,000 shares of our common stock in a follow on public offering or in a public offering of common shares with a concurrent private placement of common and preferred shares. This is the main focus of our Board of Directors and management team over the coming months.

•
Second, to continue to operate the Company and to maintain the bank at adequately capitalized until we complete our planned capital raise. This will most likely require us to reduce lending, potentially sell loans, and take significant operating expense reductions and other cost cutting measures aimed at lowering expenses. Additionally we would adjust the mix of our assets to reduce the total risk weight of our assets, reduce total assets over time and potentially sell branches, deposits and loans.

•
Third, in the event the issuance of additional capital is not possible in the near term, seek strategic alternatives including but not limited to the sale of certain assets, all or a portion of the Company, or seeking a complementary partner in a merger of equals or where the Company is acquired.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3—Cash and Due From Banks

Cash on hand or on deposit with the Federal Reserve Bank of $3,682 and $2,539 was required to meet regulatory reserve and clearing requirements at December 31, 2009 and 2008, respectively. Balances on deposit at the Federal Reserve Bank did not earn interest prior to October 19, 2008; subsequently they became interest bearing. The total on deposit was approximately $147,709 and $47,613 at December 31, 2009 and 2008, respectively.

The Bank maintains an interest bearing account at the Federal Home Loan Bank of Atlanta.  The total on deposit was approximately $52 and $356 at December 31, 2009 and 2008, respectively.

Note 4—Investment Securities
The amortized cost, estimated fair value, and the related gross unrealized gains and losses recognized in accumulated other comprehensive income of investment securities available for sale at December 31, 2009 and December 31, 2008 are presented below:
December 31, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$29,232	$24	$84	$29,172
States and political subdivisions—tax exempt	7,754	307	-	8,061
States and political subdivision—taxable	2,313	-	101	2,212
Marketable equity securities	12	-	4	8
Mortgage-backed securities - residential	207,344	2,083	1,312	208,115
Corporate bonds	2,878	-	866	2,012
Collateralized debt obligations	4,996	-	4,237	759
	$254,529	$2,414	$6,604	$250,339

December 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$50,892	$776	$-	$51,668
States and political subdivisions—tax exempt	7,751	59	21	7,789
States and political subdivision—taxable	2,407	-	70	2,337
Marketable equity securities	12	-	-	12
Mortgage-backed securities - residential	157,066	1,332	421	157,977
Corporate bonds	2,870	-	1,158	1,712
Collateralized debt obligations	5,763	-	1,488	4,275
	$226,761	$2,167	$3,158	$225,770

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$5,034	$84	$-	$-	$5,034	$84
States and political subdivisions—tax exempt	-	-	275	-	275	-
States and political subdivisions—taxable	-	-	2,212	101	2,212	101
Marketable equity securities	8	4	-	-	8	4
Mortgage-backed securities - residential	98,746	1,206	10,542	106	109,288	1,312
Corporate bonds	-	-	2,012	866	2,012	866
Collateralized debt obligations	-	-	759	4,237	759	4,237
Total temporarily impaired	$103,788	$1,294	$15,800	$5,310	$119,588	$6,604

	Less than 12 Months		12 Months or Longer		Total
December 31, 2008	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
States and political subdivisions—tax exempt	2,413	20	274	1	2,687	21
States and political subdivisions-taxable	2,247	70	-	-	2,247	70
Mortgage-backed securities - residential	14,045	83	17,015	338	31,060	421
Corporate bonds	-	-	1,712	1,158	1,712	1,158
Collateralized debt obligations	-	-	3,512	1,488	3,512	1,488
Total temporarily impaired	$18,705	$173	$22,513	$2,985	$41,218	$3,158

The Company views the unrealized losses in the above table to be temporary in nature for the following reasons.  First, the declines in fair values are mostly due to an increase in spreads due to risk and volatility in financial markets. Excluding the taxable state and political subdivision securities, corporate bonds and collateralized debt obligations, these securities are primarily AAA rated securities and have experienced no significant deterioration in value due to credit quality concerns and the magnitude of the unrealized losses of approximately 3% or less of the amortized cost of those securities with losses is consistent with normal fluctuations of value due to the volatility of market interest rates. The nature of what makes up the security portfolio is determined by the overall balance sheet of the Company and currently it is suitable for the Company’s security portfolio to be primarily comprised of fixed rate securities. Fixed rate securities will by their nature react in price inversely to changes in market rates and that is liable to occur in both directions.

 We own a municipal bond guaranteed by a state housing finance agency which is currently rated “A-”, a corporate bond of a large financial institution which is currently rated “BB” and a collateralized debt obligation secured by debt obligations of banks and insurance companies which was rated “B” at December 31, 2009, whose fair values have declined more than 5% below their original cost.  We believe these declines in fair value relate to a significant widening of interest rate spreads associated with these securities.  While these securities have experienced deterioration in credit quality, we have evaluated these securities and have determined that these securities have not experienced a credit loss.  As we have the intent and ability to hold these securities until their fair market value recovers, they are not other than temporarily impaired as of December 31, 2009.

As of December 31, 2009, the Company owned three collateralized debt obligation investment securities (backed primarily by corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities) with an aggregate original cost of $9,996.  Through December 31, 2009, the Company has recorded cumulative other than temporary impairment losses of $9,996 on these securities.  In determining the estimated fair value of these securities, management utilizes a discounted cash flow modeling valuation approach which is discussed in greater detail in Note 18 - Fair Value. These securities are floating rate securities which were rated "A" or better by an independent and nationally recognized rating agency at the time of purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade and the amount of unrealized loss, management concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value. This resulted in the recognition of an other than temporary impairment loss of $3,885 in 2007. During 2008, the estimated fair value of these securities declined further due to the occurrence of additional defaults by certain underlying issuers and changes in the cash flow and discount rate assumptions used to estimate the value of these securities. During 2008, management concluded that the further declines in values were other than temporary under generally accepted accounting principles. Accordingly, the Company wrote-down these investment securities by an additional $5,348. These additional write downs included the complete write off of two of the three securities, with a combined original cost of $3,996. The third security, with an original cost of $6,000 was valued at an estimated fair value of $763 as of December 31, 2008. During 2009, additional defaults by underlying issuers and corresponding changes in estimated future cash flow assumptions resulted in the write-down of this third security to $0.

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

The write downs described above resulted in total recognized other than temporary impairment losses of $763, $6,426 and $5,661 during 2009, 2008 and 2007, respectively.

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

As of December 31, 2009, the Company’s security portfolio consisted of 55 securities positions, 20 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s collateralized debt obligation, corporate bonds and mortgage-backed and other securities, as discussed below:

State and political subdivision-taxable securities

At December 31, 2009, the Company owned taxable municipal revenue bonds issued by Florida Housing Financial Corporation (FHFC). These bonds were currently rated “AA" at year end 2009 and were subsequently downgraded to an underlying rating of “A-“ by nationally recognized ratings agencies. The Company has held this position since November 2001. These bonds were issued in 2001 for the purpose of financing the acquisition and construction of a multifamily residential development located within Collier County to be occupied by persons and families of low, moderate or middle income, as determined by Florida Housing and other applicable regulatory agency guidelines. The bonds become continuously callable at par each year after December 1, 2011. The FHFC/HUD guarantee provides protection and collection of the mortgage note balance, which approximates the amount of the bonds outstanding.  These bonds are insured by a third party bond-insurer who insures the principal and any unpaid interest on the bonds. During 2009, the bond insurer was downgraded to “AA” by a nationally recognized rating agency. The fair value of these bonds has declined since we acquired them due to the ratings downgrades, wider spreads required by the market, the overall decline in the Florida real estate market and the underlying development experiencing a decrease in rents and negative cash flows. As the guarantee and bond insurance offer additional credit enhancement to this security, we believe we will continue to be paid principal and interest as scheduled on these bonds and/or the bonds will be called at their full par value. As the Company does not have the intent to sell these bonds and it is likely that it will not be required to sell the bonds before their anticipated recovery, the Company does not consider these bonds to be other-than-temporarily impaired at December 31, 2009.

Mortgage-backed securities

At December 31, 2009, the Company owned residential mortgage backed securities guaranteed by U.S. Government agencies and corporations. The fair values of certain of these securities have declined since we acquired them due to wider spreads required by the market.

Corporate bonds

At December 31, 2009, the Company owned corporate bonds issued by one of the largest banking and financial institutions in the United States. These bonds had been downgraded to “B” due to increased credit concerns, however recently the rating agencies upgraded these bonds to “BB.”  The institution has received significant capital investment from the United States Treasury under the Capital Purchase Program/TARP and its financial performance is beginning to improve. As the Company does not have the intent to sell these bonds and it is likely that it will not be required to sell the bonds before their anticipated recovery, the Company does not consider these bonds to be other-than-temporarily impaired at December 31, 2009

Collateralized debt obligation

The Company owns a collateralized debt security collateralized by trust preferred securities issued primarily by banks and several insurance companies. Our analysis of this investment falls within the scope of ASC 325-40. This security was rated high quality “AA” at the time of purchase, but at December 31, 2009, nationally recognized rating agencies rated this security as “B.” The Company compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in the expected cash flows. The Company utilizes a discounted cash flow valuation model which considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults by issuers of the underlying trust preferred securities. Assumptions used in the model include expected future default rates. Interest payment deferrals are generally treated as defaults even though they may not actually result in defaults. As of December 31, 2009, we engaged an independent third party valuation firm to estimate the fair value and credit loss potential of this security. Management reviewed the assumptions and methodology employed in this analysis and while the assumptions differed somewhat from those used in prior quarters to estimate the fair value of the security, the general premise of the methodology of discounting estimated future cash flows based upon the expected performance of the underlying issuers collateralizing the security was consistent with management’s previous approach. Based upon this analysis, as of December 31, 2009, management concluded that the further decline in value does not meet the definition of other than temporary under generally accepted accounting principles because no credit loss has been incurred. Additionally, we used the model to evaluate alternative scenarios with higher than expected default assumptions to evaluate the sensitivity of our default assumptions and the level of additional defaults required before a credit loss would be incurred.  This security remained classified as available for sale at December 31, 2009, and accounted for the $4,237 of unrealized loss in the collateralized debt obligation category at December 31, 2009.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

The table below presents a rollforward of the credit losses recognized in earnings for the period from April 1, 2009 (the effective date of ASC 325-40 which requires the recognition of unrealized credit losses determined as a result of other than temporary impairment charges through the income statement and the unrealized losses related to all other factors through accumulated other comprehensive income) through December 31, 2009:

2009
Beginning balance, April 1, 2009	$9,256
Additions/subtractions
Credit losses recognized during the period	740
Ending balance, December 31, 2009	$9,996

The estimated fair value of investment securities available for sale at December 31, 2009, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

December 31, 2009
Due in one year or less	$-
Due after one year through five years	8,257
Due after five years through ten years	23,942
Due after ten years	10,017
Marketable equity securities	8
Mortgage-backed securities	208,115
$250,339

At December 31, 2009, securities with a fair value of approximately $21,338 are subject to call during 2010.

Sales of available for sale securities were as follows:

	2009	2008	2007
Proceeds	$525,359	$51,135	$5,491
Gross gains	5,003	1,217	1
Gross losses	6	140	-

The tax expense related to net realized gains was $405 during 2008.  In 2009, no associated tax expense was recorded due to the net loss for 2009 and a full valuation allowance against deferred income taxes that was recorded in 2009 which is discussed in greater detail in Note 11.

Maturities, principal repayments, and calls of investment securities available for sale during 2009, 2008 and 2007 were $209,566, $37,696, and $34,863, respectively.  Net gains realized from calls and mandatory redemptions of securities during 2009, 2008 and 2007 were $61, $72, and $0, respectively.

Investment securities having carrying values of approximately $207,353 and $156,773 at December 31, 2009 and 2008, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 5—Loans

Major classifications of loans are as follows:

December 31,	2009	2008
Real estate mortgage loans:
Commercial	$680,409	$658,516
Residential	236,945	205,062
Farmland	13,866	13,441
Construction and vacant land	97,424	147,309
Commercial and agricultural loans	69,246	71,352
Indirect auto loans	50,137	82,028
Home equity loans	37,947	34,062
Other consumer loans	10,190	11,549
Total loans	1,196,164	1,223,319

Net deferred loan costs	1,352	1,656
Loans, net of deferred loan costs	$1,197,516	$1,224,975

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

The non-guaranteed principal and interest (approximately $2,000 at December 31, 2009 and December 31, 2008) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $126 and $112 at December 31, 2009 and 2008, respectively, are included as “other assets” in the financial statements.

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

Activity in the allowance for loan losses is as follows:

Years ended December 31,	2009	2008	2007
Balance, beginning of year	$23,783	$14,973	$9,581
Acquisition of The Bank of Venice	-	-	667
Provision for loan losses charged to expense	42,256	28,239	9,657
Loans charged off	(37,266)	(19,509)	(5,202)
Recoveries of loans previously charged off	310	80	270
Balance, end of year	$29,083	$23,783	$14,973

Impaired loans are as follows:

Years ended December 31,	2009	2008
Year end loans with no specifically allocated allowance for loan losses	$60,629	$8,344
Year end loans with allocated allowance for loan losses	87,823	53,765
Total	$148,452	$62,109
Amount of the allowance for loan losses allocated to impaired loans	$9,040	$6,116

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

The average balance of impaired loans during 2009, 2008 and 2007 was $114,297, $35,928 and $4,464, respectively. The amounts of interest income recognized during impairment and cash basis interest income recognized was not meaningful during 2009, 2008 and 2007.  As of December 31, 2009, the balances of impaired loans reflect cumulative charge-downs of approximately $17,768. Impaired loans as of December 31, 2009 and 2008, also include $35,906 and $16,755, respectively, of restructured loans which are in compliance with modified terms and not reported as non-performing. No additional funding availability was committed to restructured loans as of December 31, 2009.

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

Years ended December 31,	2009	2008
Nonaccrual loans	$72,833	$39,776
Loans past due over 90 days still on accrual	-	-

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.

Note 6—Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31,	2009	2008	Estimated Useful Life
Land	$12,955	$12,171
Buildings and leasehold improvements	29,376	26,272	3 to 40 years
Furniture, fixtures and equipment	16,044	15,426	1 to 40 years
Construction in progress	1,824	1,590
	60,199	55,459
Less accumulated depreciation	(19,377)	(17,133)
Premises and equipment, net	$40,822	$38,326

Depreciation expense for the years ended December 31, 2009, 2008, and 2007, was approximately $3,085, $3,355, and $2,887, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)
       The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to seventeen years.  Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2009:

Years Ending December 31,
2010	$884
2011	816
2012	460
2013	260
2014	257
Thereafter	1,804
$4,481

Rental expense for the years ended December 31, 2009, 2008, and 2007, was approximately $1,615, $1,422, and $1,128, respectively.

Note 7—Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Balance January 1,	$5,160	$4,686	$106
Goodwill associated with the acquisition of Naples Capital Advisors, Inc.	148	474	-
Goodwill associated with the acquisition of The Bank of Venice	-	-	4,580
Goodwill associated with the acquisition of Riverside Bank of the Gulf Coast	1,201	-	-
Goodwill impairment	(5,887)	-	-
Balance December 31,	$622	$5,160	$4,686

The Company performed a review of goodwill for potential impairment as of December 31, 2009.  Based on this review, which included valuing the Company considering a variety of methodologies including using the Company’s stock price as of year end 2009, transaction multiples of recent comparable transactions and the expected present value of future cash flows, it was determined that impairment existed as of December 31, 2009.  Accordingly, the Company wrote off $5,887 of goodwill relating primarily to the acquisitions of The Bank of Venice and Riverside.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test.  Step 1 includes the determination of the carrying value of a reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit.  We determine the fair value of the reporting unit and compare it to its carrying amount.  If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test.

Our annual impairment analysis as of December 31, 2009, indicated that the Step 2 analysis was necessary.  Step 2 of the goodwill impairment test is performed to measure the impairment loss.  Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill.  As the carrying amount of the reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was required to be recognized in an amount equal to that excess.

Intangible assets consist of the following:

December 31, 2009			December 31, 2008
Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Core deposit intangible	$8,733	$2,826	$5,907	$5,091	$3,027	$2,064
Customer relationship intangible	1,095	382	713	1,095	197	898
Trade Name and Other	57	10	47	57	9	48
Total	$9,885	$3,218	$6,667	$6,243	$3,233	$3,010

Aggregate intangible asset amortization expense was $1,431, $653, and $440 for 2009, 2008, and 2007, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Estimated amortization expense for each of the next five years is as follows:

Years Ending December 31,
2010	$1,552
2011	1,418
2012	1,418
2013	1,249
2014	359

Note 8—Time Deposits

Time deposits of $100 or more were $288,021 and $241,011 at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities of time deposits are as follows:

Years Ending December 31,
2010	$466,880
2011	153,798
2012	38,013
2013	2,987
2014	3,059
Thereafter	43
$664,780

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 9—Short-Term Borrowings and Federal Home Loan Bank Advances

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and a Treasury, tax and loan note option.

At December 31, 2009, the Bank had an unsecured overnight federal funds purchased accommodation up to a maximum of $25,000 from its correspondent bank. On February 17, 2010, the Bank was notified that the maximum amount of the accommodation was changed to $7,500 and a secured repurchase agreement was entered into with a maximum accommodation of $24,388. Additionally, the Bank has agreements with various financial institutions under which securities can be sold under agreements to repurchase.  TIB Bank also has securities sold under agreements to repurchase with commercial account holders whereby TIB Bank sweeps the customer’s accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by TIB Bank.

The Bank accepts Treasury, tax and loan deposits from certain commercial depositors and remits these deposits to the appropriate government authorities. TIB Bank can hold up to $1,700 of these deposits more than a day under a note option agreement with its regional Federal Reserve Bank and pays interest on those funds held. TIB Bank pledges certain investment securities against this account.

As of December 31, 2009, collateral availability under our agreement with the Federal Reserve Bank of Atlanta (“FRB”) provided for up to approximately $98,646 of borrowing availability from the FRB discount window.

The Bank invests in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  On January 7, 2010, the Federal Home Loan Bank notified the Bank that the credit availability has been rescinded and the rollover of existing advances outstanding is limited to twelve months or less. At December 31, 2009, in addition to $25,150 in letters of credit used in lieu of pledging securities to the State of Florida and $150 in letters of credit on behalf of customers, there was $125,000 in advances outstanding. At December 31, 2008, the amount of outstanding advances was $202,900.  The outstanding amount at December 31, 2009 consists of:

Amount	Issuance Date	Maturity Date	Repricing Frequency	Rate at December 31, 2009
$50,000	April 2008	April 2013 (a)	Fixed	3.80%
50,000	December 2006	December 2011 (a)	Fixed	4.18%
10,000	September 2007	September 2012 (a)	Fixed	4.05%
10,000	September 2008	March 2010	Fixed	3.12%
5,000	March 2007	March 2012 (a)	Fixed	4.29%

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

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans.  The amount of eligible collateral at December 31, 2009 was $258,465.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and FHLB advances:

Year Ended December 31,	2009	2008
Federal funds purchased:
Balance:
Average daily outstanding	$68	$600
Year-end outstanding	-	-
Maximum month-end outstanding	-	6
Rate:
Weighted average for year	0.7%	2.4%
Weighted average interest rate at December 31,	N/A	N/A

Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$71,073	$75,271
Year-end outstanding	78,893	69,593
Maximum month-end outstanding	83,610	85,654
Rate:
Weighted average for year	0.1%	1.8%
Weighted average interest rate at December 31,	0.1%	0.1%

Treasury, tax and loan note option:
Balance:
Average daily outstanding	$1,001	$1,111
Year-end outstanding	1,582	1,830
Maximum month-end outstanding	1,760	1,830
Rate:
Weighted average for year	0.0%	1.5%
Weighted average interest rate at December 31,	0.0%	0.0%

Advances from the Federal Home Loan Bank-Short Term:
Balance:
Average daily outstanding	$14,842	$32,111
Year-end outstanding	-	70,000
Maximum month-end outstanding	76,650	85,000
Rate:
Weighted average for year	0.8%	1.9%
Weighted average interest rate at December 31,	N/A	1.2%

Advances from the Federal Home Loan Bank-Long Term:
Balance:
Average daily outstanding	$125,599	$133,118
Year-end outstanding	125,000	132,900
Maximum month-end outstanding	126,250	157,900
Rate:
Weighted average for year	4.0%	4.1%
Weighted average interest rate at December 31,	3.9%	3.9%

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 10—Long-Term Borrowings

Securities Sold Under Agreements to Repurchase

During 2007, the Company entered into agreements with another financial institution for the sale of certain securities to be repurchased at a future date.  The interest rates on these repurchase agreements are fixed for the remaining term of the agreement.  The financial institution has the ability to terminate these agreements on a quarterly basis. The outstanding amount at December 31, 2009 was $30,000 and consists of:

Amount	Maturity Date	Rate at December 31, 2009
$20,000	September 2010	4.18%
10,000	December 2010	3.46%

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

On July 31, 2001, the Company participated in a pooled offering of trust preferred securities.  The Company formed TIBFL Statutory Trust II (the “Trust II”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust II used the proceeds from the issuance of $5,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points).  The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly.  The rate in effect at December 31, 2009 was 3.86%. The debt securities and the trust preferred securities each have 30-year lives.  The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.

On June 23, 2006, the Company issued $20,000 of additional trust preferred securities through a private placement. The Company formed TIBFL Statutory Trust III (the “Trust III”), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust III used the proceeds from the issuance of $20,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 155 basis points). The rate in effect at December 31, 2009 was 1.83%.  The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option at par after five years, and sooner, at a 5% premium, if specific events occur, subject to prior approval by the Federal Reserve Board, if then required.

The Company received a request from the Federal Reserve Bank of Atlanta for the Company’s Board of Directors to adopt a resolution that it will not make any payments or distributions on the outstanding trust preferred securities without the prior written approval of the Reserve Bank.  The Board adopted this resolution on October 5, 2009.  The Company has notified the trustees of its $20,000 trust preferred securities due July 7, 2036 and its $5,000 trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009.  The Company also notified the trustees of its $8,000 trust preferred securities due September 7, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payments due in March 2010.  Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default.

The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 14).

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Contractual Maturities

At December 31, 2009, the contractual maturities of long-term borrowings were as follows:

	Fixed Rate	Floating Rate	Total
Due in 2010	$30,000	$-	$30,000
Due in 2011	-	-	-
Due in 2012	-	-	-
Due in 2013	-	-	-
Thereafter	8,000	25,000	33,000
Total long-term debt	$38,000	$25,000	$63,000

Note 11—Income Taxes

Income tax expense (benefit) from continuing operations was as follows:

Years ended December 31,	2009	2008	2007
Current income tax provision:
Federal	$(188)	$(7,515)	$2,798
State	(32)	(572)	436
	(220)	(8,087)	3,234
Deferred tax benefit:
Federal	(14,292)	(3,395)	(4,334)
State	(2,429)	(1,371)	(675)
	(16,721)	(4,766)	(5,009)

Valuation allowance	30,392	-	-

Total	$13,451	$(12,853)	$(1,775)

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income taxes reported is as follows:

Years ended December 31,	2009	2008	2007
Pretax income from continuing operations	$(48,097)	$(33,783)	$(4,196)
Income taxes computed at Federal statutory tax rate	$(16,353)	$(11,486)	$(1,427)
Effect of:
Tax-exempt income, net	(685)	(253)	(322)
State income taxes, net	(1,624)	(1,282)	(156)
Non-deductible goodwill	1,557	-	-
Stock based compensation expense, net	96	90	92
Other, net	68	78	38
Change in valuation allowance	30,392	-	-
Total income tax expense (benefit)	$13,451	$(12,853)	$(1,775)

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses incurred by the Company over the last three years coupled with the expectation that our future realization of deferred taxes will be limited as a result of the planned capital offering discussed in Note 2 above. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at December 31, 2009. As of December 31, 2008, management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time, concluded that no valuation allowance was necessary at such time.

The details of the net deferred tax asset as of December 31, 2009 and 2008 are as follows:

Years ended December 31,	2009	2008
Allowance for loan losses	$10,983	$9,053
Recognized impairment losses on available for sale securities	560	2,529
Net operating loss and AMT carryforward	18,315	1,165
Recognized impairment of other real estate owned	299	474
Acquisition related intangibles	1,043	330
Deferred compensation	906	2,051
Net unrealized losses on securities available for sale	1,577	373
Other	706	450
Total gross deferred tax assets	34,389	16,425

Accumulated depreciation	(1,187)	(1,013)
Deferred loan costs	(905)	(833)
Acquisition related intangibles	(639)	(758)
Other	(63)	(151)
Total gross deferred tax liabilities	(2,794)	(2,755)

Net temporary differences	31,595	13,670

Valuation allowance	(31,595)	-

Net deferred tax asset	$-	$13,670

At December 31, 2009, the Company had a State net operating loss carryforward of approximately $22,427 which expires in 2028 if unused and Federal and state net operating loss carryforwards of $46,553 and $45,223, respectively, which expire in 2029 if unused.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the State of Florida. The Company is no longer subject to examination by taxing authorities for years before 2006.

There were no unrecognized tax benefits at December 31, 2009, and the Company does not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 12—Employee Benefit Plans

The Company maintains an Employee Stock Ownership Plan with 401(k) provisions that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Company and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Company will match 50 percent of salary reduction contributions up to 5 percent of compensation; and an additional discretionary contribution which may be made by the Company and allocated to the accounts of participants on the basis of total relative compensation.  The Company contributed $334, $327, and $307, to the plan in 2009, 2008 and 2007, respectively. As of December 31, 2009, the Plan contained approximately 331,000 shares of the Company’s common stock.

    In 2001, TIB Bank entered into salary continuation agreements with three of its executive officers.  Two additional TIB Bank executive officers entered into salary continuation agreements in 2003, another in 2004 and two additional TIB Bank executives entered into salary continuation agreements in 2008. In 2007, an additional two pre-existing salary continuation agreements with The Bank of Venice’s executive officers were assumed as part of the acquisition. The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants.  The Company expensed $227, $351, and $811 for the accrual of future salary continuation benefits in 2009, 2008 and 2007, respectively.  The Bank has purchased single premium life insurance policies on several of these individuals.  Cash value income (net of related insurance premium expense) totaled $328, $236, and $266 in 2009, 2008 and 2007, respectively.  In addition, a $1,186 gain was recognized on the policy of a deceased former employee. Other assets included $6,347 and $7,652 in surrender value and other liabilities included salary continuation benefits payable of $1,070 and $3,071 at December 31, 2009 and 2008, respectively. Three of these executive officers terminated employment in 2008 and two terminated employment in 2009. In 2009 a total of $2,229 of salary continuation benefits were paid to terminated executives in accordance with their agreements.

    In 2001, TIB Bank established a non qualified retirement benefit plan for eligible Bank directors.  Under the plan, the Bank pays each participant, or their beneficiary, the amount of directors fees deferred and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date.  TIB Bank expensed $42, $214, and $239 for the accrual of current and future retirement benefits in 2009, 2008 and 2007, respectively, which included $0, $112, and $160 in 2009, 2008 and 2007 related to the annual director retainer fees and monthly meeting fees that certain directors elected to defer. TIB Bank has purchased single premium split dollar life insurance policies on these individuals.  Cash value income (net of related insurance premium expense) totaled $170, $162, and $152 in 2009, 2008 and 2007, respectively.  Other assets included $4,621 and $4,451 in surrender value in other assets and other liabilities included retirement benefits payable of $653 and $1,627 at December 31, 2009 and 2008, respectively. In connection with changes made to bring the plan agreements into compliance with section 409A of the Internal Revenue Code the four current directors participating in the plan each elected to receive a lump sum distribution in 2009 of the amount vested, accrued and earned through December 31, 2008.

Note 13—Related Party Transactions

The Bank had loans outstanding to certain of the Company’s executive officers, directors, and their related business interests as follows:

Beginning balance, January 1, 2009	$270
New loans	223
Repayments	(227)
Change in Parties	-
Ending balance, December 31, 2009	$266

Unfunded loan commitments to these individuals and their related business interests totaled $206 at December 31, 2009.  Deposits from these individuals and their related interests were $3,215 and $2,081 at December 31, 2009 and 2008, respectively.

Note 14—Shareholders’ Equity and Minimum Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements results in certain discretionary and required actions by regulators that could have an effect on the Company’s operations. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Capital Adequacy and Ratios

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Banks must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At December 31, 2009 the Company and the Bank maintained capital ratios to be considered adequately capitalized.  In September, our Bank of Venice subsidiary was merged into TIB Bank. Therefore capital ratios for The Bank of Venice are not reported for December 31, 2009. These minimum amounts and ratios along with the actual amounts and ratios for the Company and the Bank at of December 31, 2009 and 2008 are presented in the following tables.

December 31, 2009	Well Capitalized Requirement			Adequately Capitalized Requirement			Actual
	Amount		Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A	N/A	$	≥ 68,316	≥ 4.0%	$69,450	4.1%
TIB Bank	$	≥ 85,321	≥ 5.0%		≥ 68,256	≥ 4.0%	82,696	4.8%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 48,347	≥ 4.0%	$69,450	5.7%
TIB Bank	$	≥ 72,504	≥ 6.0%		≥ 48,336	≥ 4.0%	82,696	6.8%

Total Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 96,694	≥ 8.0%	$98,362	8.1%
TIB Bank	$	≥ 120,840	≥ 10.0%		≥ 96,672	≥ 8.0%	97,975	8.1%

December 31, 2008	Well Capitalized Requirement			Adequately Capitalized Requirement			Actual
	Amount		Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A	N/A	$	≥ 63,303	≥ 4.0%	$140,396	8.9%
TIB Bank	$	≥ 75,032	≥ 5.0%		≥ 60,026	≥ 4.0%	109,254	7.3%
The Bank of Venice		≥ 4,072	≥ 5.0%		≥ 3,258	≥ 4.0%	6,555	8.1%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 49,521	≥ 4.0%	$140,396	11.3%
TIB Bank	$	≥ 70,676	≥ 6.0%		≥ 47,117	≥ 4.0%	109,254	9.3%
The Bank of Venice		≥ 3,528	≥ 6.0%		≥ 2,351	≥ 4.0%	6,555	11.2%

Total Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 99,042	≥ 8.0%	$155,977	12.6%
TIB Bank	$	≥ 117,793	≥ 10.0%		≥ 94,234	≥ 8.0%	124,070	10.5%
The Bank of Venice		≥ 5,880	≥ 10.0%		≥ 4,704	≥ 8.0%	7,301	12.4%

Other than compliance with the request to attain elevated capital ratios as defined in the informal agreement discussed in Note 2 above, management believes, as of December 31, 2009, that the Company and the Bank meet all capital requirements to which they are subject.  Tier 1 Capital for the Company includes the trust preferred securities that were issued in September 2000, July 2001 and June 2006 to the extent allowable.

If a bank is classified as adequately capitalized, the bank is subject to certain restrictions.  One of the restrictions is that the bank may not accept, renew or roll over any brokered deposits (including CDARs deposits) without being granted a waiver of the prohibition by the FDIC. As of December 31, 2009, we had $95,028 of brokered deposits consisting of $46,827 of reciprocal CDARs deposits and $48,201 of traditional brokered and one-way CDARs deposits representing approximately 6.9% of our total deposits. $59,802 of CDARs deposits and $21,193 of traditional brokered deposits mature within the next twelve months. An inability to roll over or raise funds through CDARs deposits or brokered deposits could have a material adverse impact on our liquidity. Additional restrictions include limitations on deposit pricing, the preclusion from paying “golden parachute” severance payments and the requirement to notify the bank regulatory agencies of certain significant events.

Subsidiary Dividend Limitations

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by a bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Based on the losses incurred for the prior two years, declaration of dividends by TIB Bank to the Company, during 2009, would have required regulatory approval.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Private Placement Transaction

On March 7, 2008, we consummated a private placement transaction whereby two of Southwest Florida’s prominent families, their representatives and their related business interests purchased 1.3 million shares of common stock and warrants to purchase an additional 1.3 million shares of common stock. The warrants have an exercise price of $7.91 per share and may be exercised at any time prior to March 7, 2011. This private placement resulted in gross proceeds of $10,080. The terms of the transaction limits the ownership of each of the two groups to 9.9% of outstanding shares.

Issuance of Preferred Stock TARP

On December 5, 2008, under the U.S. Department of Treasury’s (the “Treasury”) Capital Purchase Program (the “CPP”) established under the Troubled Asset Relief Program (the “TARP”) that was created as part of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company issued to Treasury 37,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $0.10 par value, having a liquidation amount of $1,000 per share, and a ten-year warrant to purchase 1,106,389 shares of common stock at an exercise price of $5.02 per share, for aggregate proceeds of $37,000. Approximately $32,889 was allocated to the initial carrying value of the preferred stock and $4,111 to the warrant based on their relative estimated fair values on the issue date. The fair value of the preferred stock was determined using a discount rate of 13% and an assumed life of 10 years and resulted in an estimated fair value of $23,095. The fair value of the warrant was determined using the Black-Scholes Model utilizing a 0% dividend yield, a 2.67% risk-free interest rate, a 43% volatility assumption and 10 year expected life. These assumptions resulted in an estimated fair value of $2,887 for the warrant. The $37,000 of proceeds received were allocated between the preferred stock and the warrant based on their relative fair values. This resulted in the preferred stock being recognized at a discount from its $37,000 liquidation preference by an amount equal to the relative fair value of the warrant. The discount is currently being accreted using the constant effective yield method over the first five years. During 2009, $810 of accretion and $1,285 of dividends were recorded. During 2008, $31 of accretion was recorded. The total capital raised through this issue qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.

Cumulative preferred stock dividends are payable quarterly at a 5% annual rate on the per share liquidation amount for the first five years and 9% thereafter. Under the original terms of the CPP, the Company may not redeem the preferred stock for three years unless it finances the redemption with the net cash proceeds from sales of common or preferred stock that qualify as Tier 1 regulatory capital (qualified equity offering), and only once such proceeds total at least $9,250. All redemptions, whether before of after the first three years, would be at the liquidation amount per share plus accrued and unpaid dividends and are subject to prior regulatory approval. The Company received a request from the Federal Reserve Bank of Atlanta for the Company’s Board of Directors to adopt a resolution that it will not make any payments or distributions on the outstanding trust preferred securities without the prior written approval of the Reserve Bank.  The Board adopted this resolution on October 5, 2009. The Company has also notified the Treasury of its election to defer the dividend payment on the Series A preferred stock issued under TARP beginning in November 2009.

The Company may not declare or pay dividends on its common stock or, with certain exceptions, repurchase common stock without first having paid all accrued cumulative preferred dividends that are due. For three years from the issue date, the Company also may not increase its common stock dividend rate above a quarterly rate of $0.0589 per share or repurchase its common shares without Treasury’s consent, unless Treasury has transferred all the preferred shares to third parties or the preferred stock has been redeemed.

Treasury could only transfer or exercise an aggregate of one-half of the original number of shares underlying the warrant before December 31, 2009. If, before that date, the Company had received aggregate gross cash proceeds of not less than $37,000 from a qualified equity offering, then the remaining number of shares issuable to Treasury upon exercise of the warrant would have been reduced by one-half of the original number of shares under warrant. Both the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment in accordance with customary anti-dilution provisions and upon certain issuances of the Company’s common stock or stock rights at less than 90% of market value.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 15 – Stock-Based Compensation

As of December 31, 2009, the Company has one compensation plan under which shares of its common stock are issuable in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units. This is its 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders at the May 25, 2004 annual meeting. Pursuant to the merger agreement, upon the April 30, 2007 closing of its acquisition of The Bank of Venice, the Company granted 87,840 stock options in exchange for the options outstanding for the purchase of shares of common stock of The Bank of Venice at such date. The options were fully vested at the grant date and ranged in price from $8.64 to $9.93 per share as determined by the conversion ratio specified in the merger agreement. Previously, the Company had granted stock options under the 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (the “1994 Plan”) as amended and restated as of August 31, 1996. Under the 2004 Plan, the Board of Directors of the Company may grant nonqualified stock–based awards to any director, and incentive or nonqualified stock-based awards to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the 2004 Plan, the maximum number of shares of common stock of the Company that may be optioned or awarded through the 2014 expiration of the plan is 849,215 shares, no more than 282,364 of which may be issued pursuant to awards granted in the form of restricted shares.  Such shares may be treasury, or authorized but unissued, shares of common stock of the Company.  If options or awards granted under the Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan as long as no dividends have been paid to the holder in accordance with the provisions of the grant agreement.

The following table summarizes the components and classification of stock-based compensation expense for the years ended December 31,

	2009	2008	2007
Stock options	$296	$280	$284
Restricted stock	394	457	364
Total stock-based compensation expense	$690	$737	$648

Salaries and employee benefits	$381	$436	$417
Other expense	309	301	231
Total stock-based compensation expense	$690	$737	$648

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was approximately $177 and $142 for the years ended December 31, 2008 and 2007, respectively. No tax benefit was recorded for the year ended December 31, 2009 due to the recognition of a full valuation allowance against deferred income tax assets as discussed in greater detail in Note 11 above.

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on ASC 718 and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted for the years ended December 31,

	2009	2008	2007
Dividend yield	0.00%	2.31%	1.63%
Risk-free interest rate	3.06%	2.99%	4.18%
Expected option life	6.5 years	6.4 years	4.6 years
Volatility	80%	26%	21%
Weighted average grant-date fair value of options granted	$1.16	$1.72	$3.81

•	The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock. An increase in dividend yield will decrease stock compensation expense.

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

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During 2007, 2008 and 2009, stock based compensation expense was recorded based upon estimates that we would experience no forfeitures. Our estimate of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in our estimates will be accounted for prospectively in the period of change.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

As of December 31, 2009, unrecognized compensation expense associated with stock options and restricted stock was $650 and $346 which is expected to be recognized over weighted average periods of approximately 2 years and 1 year, respectively.

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

A summary of the stock option activity in the plans is as follows:

	Shares	Weighted Average Exercise Price
Balance, January 1, 2007	751,068	$8.65
Granted	159,396	8.79
Exercised	(160,049)	6.93
Expired or forfeited	(32,340)	11.21
Balance, December 31, 2007	718,075	$8.95
Granted	103,917	7.43
Exercised	(15,712)	6.26
Expired or forfeited	(106,109)	7.86
Balance, December 31, 2008	700,171	$8.95
Granted	231,392	1.62
Exercised	-	-
Expired or forfeited	(112,668)	9.49
Balance, December 31, 2009	818,895	$6.81

Options exercisable at December 31,	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	363,226	$8.87	330,482	$8.94

The weighted average remaining terms for outstanding stock options and for exercisable stock options were 6.2 years and 4.3 years at December 31, 2009, respectively. The aggregate intrinsic value at December 31, 2009 was $0 for stock options outstanding and $0 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)
         Options outstanding at December 31, 2009 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.58 – $5.84	363,116	6.81	$3.07	90,567	$5.51
6.02 – 10.72	273,872	6.15	8.02	151,385	8.01
10.72 – 14.90	181,907	5.07	12.44	121,274	12.46
$1.58 – $14.90	818,895	6.20	$6.81	363,226	$8.87

Proceeds received from the exercise of stock options were $0, $98 and $1,108 during the years ended December 31, 2009, 2008 and 2007, respectively. The intrinsic value related to the exercise of stock options was $0, $13 and $1,194, during the years ended December 31, 2009, 2008 and 2007, respectively. The intrinsic value related to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in the realization of tax benefits of $3 and $51, during the years ended December 31, 2008 and 2007, respectively. No tax benefit was recorded for the year ended December 31, 2009 as there were no exercises of non-qualified stock options or disqualifying dispositions.

Restricted Stock

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is generally on a straight-line basis and ranges from one to five years. The value of the restricted stock, estimated to be equal to the closing market price on the date of grant, is being amortized on a straight-line basis over the respective service periods.  The fair market value of restricted stock awards that vested was $101, $185 and $202 during the years ended December 31, 2009, 2008 and 2007, respectively. Tax benefits related to the vesting of restricted shares of $33 and $10 were realized during the years ended December 31, 2008 and 2007, respectively. No tax benefit was recorded for the year ended December 31, 2009 due to the recognition of a full valuation allowance against deferred income tax assets as discussed in greater detail in Note 11 above.

A summary of the restricted stock activity in the plan is as follows:

	2009		2008		2007
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Balance, January 1,	96,736	$10.87	90,723	$13.58	70,984	$14.76
Granted	-	-	38,707	6.91	39,120	12.01
Vested	(40,409)	11.53	(31,218)	13.68	(19,173)	14.77
Expired or forfeited	(7,225)	7.32	(1,476)	13.95	(208)	13.38
Balance, December 31,	49,102	$10.86	96,736	$10.87	90,723	$13.58

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at December 31:

	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$13,496	$1,350	$10,786	$4,919
Unfunded commitments under lines of credit	3,890	52,887	8,181	79,577

Commitments to make loans are generally made for periods of 30 days.  As of December 31, 2009, the fixed rate loan commitments have interest rates ranging from 4.25% to 18.00% and maturities ranging from 1 year to 30 years.

As of December 31, 2009 and 2008, the Company was subject to letters of credit totaling $1,896 and $2,542, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 17—Supplemental Financial Data

Components of other expense in excess of 1 percent of total interest and non-interest income are as follows:

Years Ended December 31,	2009	2008	2007
Goodwill impairment	$5,887	$-	$-
FDIC & State assessments	3,962	1,153	629
Legal and professional fees	3,270	2,558	1,372
OREO Expenses	3,149	1,694	14
Computer services	2,708	2,093	2,172
Amortization of intangibles	1,431	653	440
Marketing and community relations	1,128	1,246	1,151
Collection Expense	353	1,341	772
Operational Charge-offs	155	1,528	74
Net (gain) loss on disposition of repossessed assets	(244)	1,387	986

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 18—Fair Values of Financial Instruments

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

Valuation of Collateralized Debt Securities

As of December 31, 2009, the Company owned three collateralized debt obligations where the underlying collateral is comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. The company also owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers. As of December 31, 2009, we engaged an independent third party valuation firm to estimate the fair value and credit loss potential of this security. Management reviewed the assumptions and methodology employed in this analysis and while the assumptions differed from those used in prior quarters to estimate the fair value of the security, the general premise of the methodology of discounting estimated future cash flows based upon the expected performance of the underlying issuers collateralizing the security was consistent with management’s previous approach. The most significant difference in assumptions used as of December 31, 2009 as compared to those used as of December 31, 2008 was that no prepayments were assumed in the 2009 analysis as compared to the 2008 valuation where future prepayment assumptions were utilized in the expected cash flow assumptions.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
December 31, 2009		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$29,172	$-	$29,172	$-
States and political subdivisions—tax exempt	8,061	-	8,061	-
States and political subdivisions—taxable	2,212	-	2,212	-
Marketable equity securities	8	-	8	-
Mortgage-backed securities - residential	208,115	-	208,115	-
Corporate bonds	2,012	-	2,012	-
Collateralized debt obligations	759	-	-	759
Available for sale securities	$250,339	$-	$249,580	$759

		Fair Value Measurements Using
December 31, 2008		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$51,668	$-	$51,668	$-
States and political subdivisions—tax exempt	7,789	-	7,789	-
States and political subdivisions—taxable	2,337	-	2,337	-
Marketable equity securities	12	-	12	-
Mortgage-backed securities - residential	157,977	-	157,977	-
Corporate bonds	1,712	-	1,712	-
Collateralized debt obligations	4,275	-	-	4,275
Available for sale securities	$225,770	$-	$221,495	$4,275

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 and still held at December 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Collateralized Debt Obligations
Beginning balance, January 1, 2009	$4,275
Included in earnings – other than temporary impairment	(763)
Included in other comprehensive income	(2,753)
Transfer in to Level 3	-
Ending balance, December 31, 2009	$759

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 and still held at December 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Collateralized Debt Obligations
Beginning balance, January 1, 2008	$6,111
Included in earnings – other than temporary impairment	(5,348)
Included in other comprehensive income	(1,206)
Transfer in to Level 3	4,718
Ending balance, December 31, 2008	$4,275

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
December 31, 2009		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$52,122	$-	$-	$52,122
Other real estate owned	21,352	-	-	21,352
Other repossessed assets	326	-	326	-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

		Fair Value Measurements Using
December 31, 2008		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$47,649	$-	$-	$47,649

Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $60,413, with a valuation allowance of $8,291 as of December 31, 2009. During the year ended December 31, 2009, $26,085 of the allowance for loan losses was specifically allocated to collateral dependent impaired loans. The amounts of the specific allocations for impairment are considered in the overall determination of the reserve and provision for loan losses. As of December 31, 2008, impaired loans had a carrying amount of $53,765, with a valuation allowance of $6,116. Other real estate owned which is measured at the lesser of fair value less costs to sell or our recorded investment in the foreclosed loan had a carrying amount of $22,147, less a valuation allowance of $795 as of December 31, 2009. As a result of sales of foreclosed properties, receipt of updated appraisals, reduced listing prices or entering into contracts to sell these properties, write downs of fair value of $1,980 were recognized in our statements of operations during the year ended December 31, 2009. Other repossessed assets are primarily comprised of repossessed automobiles and are measured at fair value as of the date of repossession. As a result of the disposition of repossessed vehicles, gains of $244 were recognized in our statements of operations during the year ended December 31, 2009.

Carrying amount and estimated fair values of financial instruments were as follows at December 31:

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$167,402	$167,402	$73,734	$73,734
Investment securities available for sale	250,339	250,339	225,770	225,770
Loans, net	1,168,433	1,101,080	1,201,192	1,164,238
Federal Home Loan Bank and Independent Bankers’ Bank stock	10,735	N/A	12,012	N/A
Accrued interest receivable	5,790	5,790	6,839	6,839

Financial liabilities:
Non-contractual deposits	704,604	704,604	446,993	446,993
Contractual deposits	664,780	669,073	688,675	697,676
Federal Home Loan Bank Advances	125,000	131,924	202,900	211,827
Short-term borrowings	80,475	80,472	71,423	71,412
Long-term repurchase agreements	30,000	30,737	30,000	31,248
Subordinated debentures	33,000	11,482	33,000	15,588
Accrued interest payable	5,457	5,457	8,012	8,012

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, non-contractual demand deposits and certain short-term borrowings. As it is not practicable to determine the fair value of Federal Home Loan Bank stock and other bankers’ bank stock due to restrictions placed on its transferability, the estimated fair value is equal to their carrying amount.  Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer including estimates of discounted cash flows when necessary. For fixed rate loans or contractual deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life, adjusted for the allowance for loan losses. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of long-term debt is based on current rates for similar financing.  The fair value of off-balance sheet items that includes commitments to extend credit to fund commercial, consumer, real estate construction and real estate-mortgage loans and to fund standby letters of credit is considered nominal.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 19—Condensed Financial Information of TIB Financial Corp.

Condensed Balance Sheets
(Parent Only)

December 31,	2009	2008
Assets:
Cash on deposit with subsidiary	$874	$23,559
Dividends receivable from subsidiaries	-	20
Investment in bank subsidiaries	86,960	128,351
Investment in other subsidiaries	2,017	2,107
Other assets	844	1,791
Total Assets	$90,695	$155,828

Liabilities and Shareholders’ Equity:
Dividends payable	$-	$-
Interest payable	564	653
Notes payable	34,022	34,022
Other liabilities	591	39
Shareholders’ equity	55,518	121,114
Total Liabilities and Shareholders’ Equity	$90,695	$155,828

Condensed Statements of Income
(Parent Only)

Year Ended December 31,	2009	2008	2007
Operating income:
Interest Income	$97	$83	$-
Dividends from bank subsidiaries	-	-	11,340
Dividends from other subsidiaries	31	70	83
Total operating income	128	153	11,423

Operating expense:
Interest expense	1,626	2,336	2,798
Other expense	1,660	1,908	1,298
Total operating expense	3,286	4,244	4,096

Income (loss) before income tax benefit and equity in undistributed earnings of subsidiaries	(3,158)	(4,091)	7,327
Income tax benefit	540	1,537	1,509
Income (loss) before equity in undistributed earnings of subsidiaries	(2,618)	(2,554)	8,836
Equity in losses of subsidiaries	(58,930)	(18,376)	(11,257)

Net loss	$(61,548)	$(20,930)	$(2,421)

Note 19—Condensed Financial Information of TIB Financial Corp. (Continued)

Condensed Statements of Cash Flows
(Parent Only)

Year Ended December 31,	2009	2008	2007
Cash flows from operating activities:
Net loss	$(61,548)	$(20,930)	$(2,421)
Equity in losses of subsidiaries	58,930	18,376	11,257
Stock-based compensation expense	287	274	231
Increase (decrease) in net income tax obligation	997	(1,047)	157
(Increase) decrease in other assets	128	7,190	(7,416)
Increase (decrease) in other liabilities	307	2	(175)
Net cash provided by (used in) operating activities	(899)	3,865	1,633

Cash flows from investing activities:
Investment in bank subsidiaries	(20,500)	(25,750)	(888)
Investment in other subsidiaries	(148)	(1,378)	-
Net cash used in investing activities	(20,648)	(27,128)	(888)

Cash flows from financing activities:
Repayment of note payable	-	-	(4,000)
Net proceeds from issuance of common shares	(48)	10,033	1,108
Income tax effect of stock based compensation	(206)	(82)	21
Proceeds from issuance of preferred stock and common warrants	-	36,992	-
Proceeds from subsidiaries for equity awards	401	464	417
Payment to repurchase stock	-	-	(569)
Cash dividends paid	(1,285)	(1,677)	(2,953)
Net cash provided by (used in) financing activities	(1,138)	45,730	(5,976)

Net increase (decrease) in cash	(22,685)	22,467	(5,231)
Cash, beginning of year	23,559	1,092	6,323
Cash, end of year	$874	$23,559	$1,092

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

Note 20—Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for 2009 and 2008:

	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:
Interest income	$19,120	$20,327	$20,858	$20,822	$21,223	$22,242	$21,777	$22,922
Net interest income	11,177	11,763	11,694	10,757	10,719	11,676	11,409	10,856
Provision for loan losses	16,428	14,756	5,763	5,309	15,101	4,768	5,716	2,654
Investment securities gain (loss), net	2,477	1,127	95	596	(4,221)	(126)	(1,912)	910
Loss from continuing operations	(45,106)	(8,097)	(4,887)	(3,458)	(13,255)	(2,196)	(4,034)	(1,445)
Income earned by preferred shareholders	654	650	650	708	165	-	-	-
Net loss allocated to common shareholders	(45,760)	(8,747)	(5,537)	(4,166)	(13,420)	(2,196)	(4,034)	(1,445)

Net loss per common share – Basic and diluted	$(3.08)	$(0.59)	$(0.37)	$(0.28)	$(0.91)	$(0.15)	$(0.27)	$(0.11)

The net loss for the fourth quarter of 2009 was primarily due to the provision for income taxes of $24,032 resulting from the recognition of a full valuation allowance against deferred income tax assets of $30,392, the provision for loan losses of $16,428 and a goodwill impairment charge of $5,887.  The net loss for the fourth quarter of 2008 was primarily due to the provision for loan losses of $15,101 and $4,221 in non-cash charges relating to the other than temporary impairment of investment securities brought about by a deepening of the economic downturn on a national and local basis during the quarter.

Note 21—Acquisitions

The Bank of Venice

On April 30, 2007, the Company completed the acquisition of The Bank of Venice, a Florida chartered commercial bank in exchange for consideration consisting of 1,002,499 shares of the Company’s common stock valued at approximately $13,628, cash of $568 and stock options valued at $364. The total purchase price, which includes certain direct acquisition costs of $194, totaled $14,754. Under the purchase method of accounting, the assets and liabilities of The Bank of Venice were recorded at their respective estimated fair values as of April 30, 2007 and are included in the accompanying balance sheets as of December 31, 2009 and 2008. Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Goodwill and other intangible assets identified were approximately $6,980 and are not deductible for income tax purposes.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands except per share data)

    The acquisition of The Bank of Venice provided an established entry point into the Sarasota County market and allowed us to significantly accelerate the rate of franchise growth of the combined entity which was expected to be greater than the Company could achieve on a de novo basis. On September 25, 2009, The Bank of Venice was merged into TIB Bank.

Naples Capital Advisors

On January 2, 2008, the Company completed the acquisition of Naples Capital Advisors, Inc., a registered investment advisor in exchange for consideration consisting of $1,333 in cash.  In addition, the sellers are entitled to receive additional cash consideration up to $148 on each of the first three anniversaries of TIB Bank receiving a trust department license under the Florida Financial Institutions Codes subject to the achievement of certain total revenue milestones.  On December 8, 2008, TIB Bank received authority to exercise trust powers from the FDIC and the State of Florida. In December 2009, the first $148 additional payment was made to the sellers.  The total purchase price, which includes certain direct acquisition costs of $45, totaled $1,526.

 Under the purchase method of accounting, the assets and liabilities of Naples Capital Advisors, Inc. were recorded at their respective estimated fair value as of January 2, 2008 and are included in the accompanying balance sheet as of December 31, 2009 and 2008.  Purchase accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities.  Goodwill and other intangible assets identified were approximately $1,513 and are deductible for income tax purposes.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition as adjusted for the additional payment of $148 in 2009:

Cash and cash equivalents	$2
Fixed assets	10
Goodwill	622
Trade name	46
Customer relationship intangible	845
Other	41
Total assets acquired	1,566

Other liabilities	40
Total liabilities assumed	40

Total consideration paid for Naples Capital Advisors Inc.	$1,526

This acquisition of Naples Capital Advisors, Inc. was the beginning of the Company’s entry into the new business lines of private banking, trust services and wealth management.  Naples Capital Advisors, Inc .had $145,648 in assets under advisement as of December 31, 2009.

Riverside

On February 13, 2009, the Company purchased the deposits and operations of the former Riverside Bank of the Gulf Coast, a failed bank based in Cape Coral, Florida, from the Federal Deposit Insurance Corporation for a deposit premium of $4,126, representing 1.3% of deposits.  Under the acquisition method of accounting, the acquired assets and assumed liabilities of Riverside were recorded at their respective estimated fair values and are included in the accompanying balance sheet as of December 31, 2009.  Acquisition accounting adjustments will be amortized or accreted into income over the estimated lives of the related assets and liabilities. Goodwill and intangible assets identified were approximately $6,288 and are deductible for income tax purposes.

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

Riverside operated from nine branch banking offices of which eight were owned and one was leased.  Subsequent to the acquisition, the Company had an option to assume the lease for the leased office and to purchase the eight owned offices for fair value which was determined by appraisal.  Currently, the Company has elected to assume the lease and purchase six offices.  Of the two offices the Company did not acquire, one was closed and the operations of the other were moved to a nearby location in March 2010.  As a result of this acquisition, the Company has expanded its customer base and market presence in Southwest Florida.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and are also designed to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

During the fourth quarter of 2009 and subsequent thereto, the Company has made no significant changes in its internal controls or in other factors which may significantly affect these controls subsequent to the evaluation of these controls by the Chief Executive Officer and Chief Financial Officer.

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

TIB Financial Corp.’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that, as of December 31, 2009, the company’s internal control over financial reporting is effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8, page 54 of this Form 10-K.

Date: March 31, 2010
/s/ Thomas J. Longe
Thomas J. Longe Vice-Chairman, Chief Executive Officer and President

/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President and Chief Financial Officer and Treasurer

ITEM 9B:  OTHER INFORMATION

Not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Information About the Board of Directors and Their Committees” and “Executive Officers” under the caption "Election of Directors", “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company's 2010 Annual Shareholders Meeting is incorporated herein by reference.

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

ITEM 11:  EXECUTIVE COMPENSATION

The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, "Executive Compensation” and “Compensation of Directors" in the Proxy Statement to be utilized in connection with the Company's 2010 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the captions "Management and Principal Shareholders" and “Equity Compensation Plan Information” under “Executive Compensation” in the Proxy Statement to be utilized in connection with the Company's 2010 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Director Independence” under “Election of Directors” and "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 2010 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption "Independent Public Accountants" in the Proxy Statement to be utilized in connection with the Company's 2010 Annual Shareholders Meeting is incorporated herein by reference.

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

3.  Exhibits

Exhibit Numbers
3.1	Restated Articles of Incorporation (a)
3.2	Amendment to Articles of Incorporation (b)
3.3	Bylaws (c)
3.4	Amendment to TIB Financial Corp. Bylaws (l)
3.5	Articles of Amendment to the Restated Articles of Incorporation authorizing the Preferred Shares. (r)
3.6	Warrant to Purchase up to 1,063,218 shares of Common Stock.
4.1	Specimen Stock Certificate (d)
4.2	Indenture dated as of September 7, 2000 Junior Subordinated Deferrable Interest Debentures due 2030.
4.3	Indenture dated as of July 31, 2001 Floating Rate Junior Subordinated Deferrable Interest Debentures due 2031.
4.4	Indenture dated as of June 23, 2006 Junior Subordinated Debt Securities due July 7, 2036.
10.1	Employment Agreement between Edward V. Lett, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.2	401(K) Savings and Employee Stock Ownership Plan (d), (e)
10.3	Employee Incentive Stock Option Plan (d), (e)
10.4	Employment Agreement between Michael D. Carrigan, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (g)
10.5	Employment Agreement between Alma Shuckhart, TIB Financial Corp., and TIB Bank effective March 1, 2004. (e), (g)
10.6	Employment Agreement between Stephen J. Gilhooly, TIB Financial Corp., and TIB Bank effective September 27, 2006 (e), (h)
10.7	Form of Director Deferred Fee Agreement (e), (i)
10.8	Form of Salary Continuation Agreement (e), (i)
10.9	Form of Executive Officer Split Dollar Agreement (e), (i)
10.10	Form of Director Deferred Fee Agreement – First Amendment (e), (f)
10.11	Form of Executive Officer Split Dollar Agreement – First Amendment (e), (f)
10.12	Form of Salary Continuation Agreement – First Amendment (e), (j)
10.13	Form of Restricted Stock Agreement (k)
10.14	Form of Restricted Stock Agreement Addendum (k)
10.15	Form of Salary Continuation Agreement – Second Amendment (e), (m)
10.16	Marketing and Sales Alliance Agreement (k)
10.17	Non-Competition Agreement (k)
10.18	Form of Salary Continuation Agreement - Michael Carrigan and Steve Gilhooly (e), (n)
10.19	Stock Purchase Agreement between Naples Capital Advisors, Inc., John M. Suddeth, Jr. and Michael H. Morris, and TIB Financial Corp. (o)
10.20	Amendment to the Employment Agreement for Alma Shuckhart (e), (t)
10.21	Employment Agreement between David F. Voigt, TIB Financial Corp., and The Bank of Venice (e), (q)
10.22	Second Amendment to the Employment Agreement for Alma Shuckhart (e), (p)
10.23	Form of Stock Purchase Agreement (s)
10.24	Form of Registration Rights Agreement (s)
10.25	Form of Relationship Agreement (s)
10.26	Form of Common Stock Warrant (s)
10.27	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of Treasury (r)
10.28	Form of Waiver, executed by each Messrs. Thomas J. Longe, Edward V. Lett, Stephen J. Gilhooly, Michael D. Carrigan and Michael H. Morris (r)
10.29	Form of Letter Agreement, executed by each Messrs. Thomas J. Longe, Edward V. Lett, Stephen J. Gilhooly, Michael D. Carrigan and Michael H. Morris (r)
10.30	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of Treasury (r)
14.1	Board of Directors Ethics Code (k)
14.2	Senior Financial Officer Ethics Code (k)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
99.1	Certification of President and Chief Executive Officer pursuant to the Emergency Economic Stability Act of 2008
99.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to the Emergency Economic Stability Act of 2008

(a)	Incorporated by reference to Appendix A in the Company’s Definitive Proxy Statement filed on April 8, 2004.
(b)	Item 3.2 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on September 28, 2006 and is incorporated herein by reference.
(c)	Previously filed by the Company as an Exhibit to the Company's Registration Statement (Registration No. 333-113489) and such document is incorporated herein by reference.
(d)
Previously filed by the Company as an Exhibit (with the same respective Exhibit Number as indicated herein) to the Company's Registration Statement (Registration No. 333-03499) and such document is incorporated herein by reference.

(e)	Represents a management contract or a compensation plan or arrangement required to be filed as an exhibit.
(f)	Items 10.1, 10.10 and 10.11 were previously filed by the Company as Exhibits to the Company’s December 31, 2003 10-K and such documents are incorporated herein by reference.
(g)	Items 10.4 and 10.5 were previously filed by the Company as an Exhibit to the Form 10-Q filed by the Company on November 8, 2006 and are incorporated herein by reference.
(h)	Item 10.6 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on September 27, 2006 and is incorporated herein by reference.
(i)	Items 10.7 through 10.9 were previously filed by the Company as Exhibits to the Company’s December 31, 2001 10-K and such documents are incorporated herein by reference.
(j)	Item 10.12 was previously filed by the Company as an Exhibit to the Company’s December 31, 2004 10-K and is incorporated herein by reference.
(k)	Items 10.13, 10.14, 10.16, 10.17, 14.1 and 14.2 were previously filed by the Company as Exhibits to the Company’s December 31, 2005 10-K and such documents are incorporated herein by reference.
(l)	Item 3.4 was previously filed by the Company as an Exhibit to the Form 10-K filed by the Company on March 17, 2008 and is incorporated herein by reference.
(m)
Items 10.15 and 99.1 were previously filed by the Company as Exhibits (with the same respective exhibit number as indicated herein) to the Company's December 31, 2006 Form 10-K and such documents are incorporated herein by reference.

(n)	Item 10.18 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on February 7, 2008 and is incorporated herein by reference.
(o)	Item 10.19 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on December 13, 2007 and is incorporated herein by reference.
(p)	Item 10.22 was previously filed by the Company as an Exhibit to the Form 10-Q filed by the Company on November 9, 2007 and is incorporated herein by reference.
(q)	Item 10.21 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on May 2, 2007 and is incorporated herein by reference.
(r)
Items 3.5 through 3.6 and 10.27 through 10.30 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on December 5, 2008 and such documents are incorporated herein by reference.

(s)	Items 10.23 through 10.26 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on March 11, 2008 and such documents are hereby incorporated by reference.
(t)	Item 10.20 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on October 1, 2007 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

TIB FINANCIAL CORP.
By:	/s/ Thomas J. Longe
Thomas J. Longe Vice-Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2010.

Signature	Title
/s/ Thomas J. Longe	Vice-Chairman, Chief Executive Officer and President
Thomas J. Longe
/s/ Bradley A. Boaz	Director
Bradley A Boaz
/s/ Richard C. Bricker, Jr.	Chairman
Richard C. Bricker, Jr.
/s/ Howard B. Gutman	Director
Howard B. Gutman
/s/ Paul O. Jones, Jr., M.D.	Director
Paul O. Jones, Jr., M.D.
/s/ John G. Parks, Jr.	Director
John G. Parks, Jr.
/s/ Marvin F. Schindler	Director
Marvin F. Schindler

/s/ Otis T. Wallace	Director
Otis T. Wallace

/s/ Stephen J. Gilhooly	Executive Vice President, Chief Financial Officer and Treasurer (Principal accounting officer)
Stephen J. Gilhooly