Form 10-Q
period 2010-03-31
TIB FINANCIAL CORP.
filed 2010-05-14
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		14,887,922
Class		Outstanding as of April 30, 2010

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended March 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share data)
	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$149,337	$167,402

Investment securities available for sale	305,698	250,339

Loans, net of deferred loan costs and fees	1,127,615	1,197,516
Less: Allowance for loan losses	27,829	29,083
Loans, net	1,099,786	1,168,433

Premises and equipment, net	40,651	40,822
Goodwill	622	622
Intangible assets, net	6,277	6,667
Other real estate owned	41,078	21,352
Accrued interest receivable and other assets	47,208	49,770
Total Assets	$1,690,657	$1,705,407

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$200,340	$171,821
Interest-bearing	1,168,650	1,197,563
Total deposits	1,368,990	1,369,384

Federal Home Loan Bank (FHLB) advances	125,000	125,000
Short-term borrowings	69,693	80,475
Long-term borrowings	63,000	63,000
Accrued interest payable and other liabilities	13,188	12,030
Total liabilities	1,639,871	1,649,889

Shareholders’ equity
Preferred stock – $.10 par value: 5,000,000 shares authorized, 37,000 shares issued and outstanding, liquidation preference of $38,173 and $37,702, respectively	33,919	33,730
Common stock - $.10 par value: 100,000,000 shares authorized, 14,961,376 shares issued, 14,887,922 shares outstanding	1,496	1,496
Additional paid in capital	74,823	74,673
Accumulated deficit	(55,234)	(49,994)
Accumulated other comprehensive loss	(3,649)	(3,818)
Treasury stock, at cost, 73,454 shares	(569)	(569)
Total shareholders’ equity	50,786	55,518

Total Liabilities and Shareholders’ Equity	$1,690,657	$1,705,407

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31
	2010	2009
Interest and dividend income
Loans, including fees	$15,999	$17,839
Investment securities:
Taxable	2,144	2,904
Tax-exempt	67	75
Interest-bearing deposits in other banks	74	20
Federal Home Loan Bank stock	3	(19)
Federal funds sold and securities purchased under agreements to resell	-	3
Total interest and dividend income	18,287	20,822

Interest expense
Deposits	4,902	7,899
Federal Home Loan Bank advances	1,214	1,406
Short-term borrowings	23	24
Long-term borrowings	654	736
Total interest expense	6,793	10,065

Net interest income	11,494	10,757

Provision for loan losses	4,925	5,309
Net interest income after provision for loan losses	6,569	5,448

Non-interest income
Service charges on deposit accounts	915	966
Fees on mortgage loans originated and sold	283	115
Investment advisory and trust fees	307	193
Loss on sale of indirect auto loans	(346)	-
Other income	613	509
Investment securities gains (losses), net	1,642	619
Other-than-temporary impairment losses on investments prior to April 1, 2009 adoption of ASC 320-10-65-1	-	(23)
Other-than-temporary impairment losses on investments subsequent to April 1, 2009
Gross impairment losses	-	N/A
Less: Impairments recognized in other comprehensive income	-	N/A
Net impairment losses recognized in earnings subsequent to April 1, 2009	-	N/A
Total non-interest income	3,414	2,379

Non-interest expense
Salaries and employee benefits	6,836	7,380
Net occupancy and equipment expense	2,284	2,152
Other expense	5,914	3,835
Total non-interest expense	15,034	13,367

Loss before income taxes	(5,051)	(5,540)

Income tax benefit	-	(2,082)

Net Loss	$(5,051)	$(3,458)
Preferred dividends earned by preferred shareholders and discount accretion	660	708
Net loss allocated to common shareholders	$(5,711)	$(4,166)

Basic and diluted loss per common share	$(0.38)	$(0.28)

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	37,000	$33,730	14,887,922	$1,496	$74,673	$(49,994)	$(3,818)	$(569)	$55,518
Comprehensive loss:
Net loss						(5,051)			(5,051)
Other comprehensive income
Net market valuation adjustment on securities available for sale							1,811
Less: reclassification adjustment for gains							(1,642)
Other comprehensive income:									169
Comprehensive loss									(4,882)
Preferred stock discount accretion		189				(189)			-
Stock-based compensation					150				150
Balance, March 31, 2010	37,000	$33,919	14,887,922	$1,496	$74,823	$(55,234)	$(3,649)	$(569)	$50,786

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2009	37,000	$32,920	14,895,143	$1,497	$73,148	$14,737	$(619)	$(569)	$121,114
Comprehensive loss:
Net loss						(3,458)			(3,458)
Other comprehensive income, net of tax expense of $245
Net market valuation adjustment on securities available for sale							777
Less: reclassification adjustment for gains, net of tax expense of $224							(372)
Other comprehensive income									405
Comprehensive loss									(3,053)
Issuance costs associated with preferred stock issued					(48)				(48)
Preferred stock discount accretion		246				(246)			-
Stock-based compensation and related tax effect					199				199
Common stock dividends declared, 1%					469	(469)			-
Cash dividends declared, preferred stock						(360)			(360)
Balance, March 31, 2009	37,000	$33,166	14,895,143	$1,497	$73,768	$10,204	$(214)	$(569)	$117,852

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,051)	$(3,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,123	999
Provision for loan losses	4,925	5,309
Deferred income tax benefit (loss)	-	(3,129)
Investment securities net realized gains	(1,641)	(619)
Net amortization of investment premium/discount	761	261
Write-down of investment securities	-	23
Stock-based compensation	150	204
(Gain)/Loss on sales of OREO	125	(3)
Loss on the sale of indirect auto loans	346	-
Other	328	129
Mortgage loans originated for sale	(16,304)	(6,017)
Proceeds from sales of mortgage loans	17,710	4,538
Fees on mortgage loans sold	(283)	(98)
Change in accrued interest receivable and other assets	1,818	1,146
Change in accrued interest payable and other liabilities	1,405	(159)
Net cash provided by operating activities	5,412	(874)

Cash flows from investing activities:
Purchases of investment securities available for sale	(158,600)	(446,418)
Sales of investment securities available for sale	69,956	191,695
Repayments of principal and maturities of investment securities available for sale	34,335	47,629
Net cash received in acquisition of operations - Riverside Bank of the Gulf Coast	-	280,436
Net (purchase) sale of FHLB stock	-	(298)
Principal repayments on loans, net of loans originated or acquired	20,487	1,294
Purchases of premises and equipment	(518)	(455)
Proceeds from sales of loans	20,569	-
Proceeds from sale of OREO	1,741	111
Net cash provided by (used in) investing activities	(12,030)	73,994

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	(36,701)	54,683
Net increase (decrease) in time deposits	65,799	(19,181)
Net change in brokered time deposits	(29,763)	(54,343)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(10,782)	(2,233)
Net change in short term FHLB advances	-	(70,000)
Income tax effect related to stock-based compensation	-	(5)
Net proceeds from issuance costs of preferred stock and common warrants	-	(48)
Cash dividends paid to preferred shareholders	-	(360)
Net cash provided by (used in) financing activities	(11,447)	(91,487)

Net increase in cash and cash equivalents	(18,065)	(18,367)
Cash and cash equivalents at beginning of period	167,402	73,734
Cash and cash equivalents at end of period	$149,337	$55,367

Supplemental disclosures of cash paid:
Interest	$5,830	$9,536
Supplemental information:
Fair value of noncash assets acquired	$-	$39,413
Fair value of liabilities assumed	-	320,594
Transfer of loans to OREO	21,975	928
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

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  For further information and an additional description of the Company’s accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank and subsidiaries and Naples Capital Advisors, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The share and per share amounts discussed throughout this document have been adjusted to account for the effects of three one percent stock dividends declared by the Board of Directors during 2009 which were distributed April 10, 2009, July 10, 2009 and October 10, 2009 to all TIB Financial Corp. common shareholders of record as of March 31, 2009, June 30, 2009 and September 30, 2009 respectively.

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning) and the term “Bank” means TIB Bank.

Memorandum of Understanding and Future Plans

           The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described below create uncertainty about the Company’s ability to continue as a going concern.

 The Company recorded net losses of $61,548, $20,930 and $2,421 in 2009, 2008 and 2007, respectively, for a three year total of $84,899. During the first quarter of 2010, additional net losses of $5,051 were recorded.  It is important for us to reduce our rate of credit loss, strengthen the financial position of the Company and TIB Bank and execute the following plans.

Despite these losses, TIB Bank remained adequately capitalized at March 31, 2010 under the regulatory capital guidelines. On a consolidated basis, the holding company’s leverage capital ratio fell below the adequately capitalized level to undercapitalized as of March 31, 2010.  On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect. At December 31, 2009, these elevated capital ratios were not met.  We notified the bank regulatory agencies prior to December 31, 2009, that the increased capital levels would not be achieved and as we remain in regular contact with the FDIC and OFR, we expect the agencies will reevaluate our progress toward the higher capital ratios at June 30, 2010. If we are unable to raise additional capital and comply with the terms of the Memorandum of Understanding, we may be subject to further regulatory enforcement actions. The bank is also required to obtain prior FDIC approval before engaging in any transaction that would result in asset growth of more than 5% or significantly change its asset mix or funding sources. During the second quarter of 2009, we retained a nationally recognized investment banking firm to assist us in our capital raising efforts and we continue to work with them to raise additional capital.

Our Board of Directors and management team have determined to take the following courses of action to improve our capital ratios:

•
First and foremost, we continue to meet with potential investors in pursuit of additional capital. As recently announced, we have agreed on the terms for the placement of up to $25,000 to Patriot Financial Partners, L.P. as part of the offering of up to 600,000,000 shares of our common stock in a private placement of common and/or preferred shares with the intent of raising up to $200,000. It is the main focus of our Board of Directors and management team over the coming months and requires the approval of shareholders to increase the number of authorized shares of common stock and authorize the private placement of greater than 20% of the ownership of the outstanding common stock of the Company.  These requests for shareholder authorization were included in our proxy statement which was filed on April 29, 2010 and are scheduled to be voted on at the annual meeting of shareholders on May 25, 2010.

•
Second, to continue to operate the Company and attempt to maintain the bank at adequately capitalized until we complete our planned capital raise. This will most likely require us to reduce lending, potentially sell loans, and take significant operating expense reductions and other cost cutting measures aimed at lowering expenses. Additionally we may adjust the mix of our assets to reduce the total risk weight of our assets, reduce total assets over time and potentially sell branches, deposits and loans.  During the first quarter of 2010, we were able to sell $20,144 of indirect loans enabling us to reduce the amount of risk weighted assets.

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

The second segment of the portfolio uses the OTTI guidance provided by ASC 325-40-35 that is specific to purchased beneficial interests that are rated below “AAA”. Under this model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected present value of the remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses and earnings per common share is included in the 2009 Annual Report on Form 10-K.

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
Goodwill and Other Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009 represents the future economic benefits arising from other assets acquired that are not individually identified and separately recognized.  Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  The Company performed a review of goodwill for potential impairment as of December 31, 2009.  Based on the review, it was determined that impairment existed as of December 31, 2009.  The amount of the goodwill impairment charge in December 2009 was $5,887.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The only intangible assets with indefinite lives on our balance sheet are goodwill and a trade name related to the acquisition of Naples Capital Advisors, Inc. Other intangible assets include core deposit base premiums and customer relationship intangibles arising from acquisitions and are initially measured at fair value.  The intangibles are being amortized using the straight-line method over estimated lives ranging from 5 to 15 years.

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

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses incurred by the Company over the last three years coupled with the expectation that our future realization of deferred taxes will be limited as a result of our planned capital offering. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at March 31, 2010 and December 31, 2009.

Recent Accounting Pronouncements

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

Note 2 – Investment Securities

The amortized cost, estimated fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income of investment securities available for sale at March 31, 2010 and December 31, 2009 are presented below:

	March 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$27,979	$55	$19	$28,015
States and political subdivisions—tax exempt	4,509	94	2	4,601
States and political subdivisions—taxable	2,312	-	161	2,151
Marketable equity securities	12	238	-	250
Mortgage-backed securities - residential	267,036	1,472	587	267,921
Corporate bonds	2,879	-	888	1,991
Collateralized debt obligation	4,992	-	4,223	769
	$309,719	$1,859	$5,880	$305,698

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$29,232	$24	$84	$29,172
States and political subdivisions—tax exempt	7,754	307	-	8,061
States and political subdivisions—taxable	2,313	-	101	2,212
Marketable equity securities	12	-	4	8
Mortgage-backed securities - residential	207,344	2,083	1,312	208,115
Corporate bonds	2,878	-	866	2,012
Collateralized debt obligation	4,996	-	4,237	759
	$254,529	$2,414	$6,604	$250,339

Proceeds from sales and calls of securities available for sale was $89,958 for the three months ended March 31, 2010. Gross gains of approximately $1,642 were realized on these sales during the three months ended March 31, 2010.

The estimated fair value of investment securities available for sale at March 31, 2010 by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2010
	Fair Value	Amortized Cost
Due in one year or less	$276	$275
Due after one year through five years	15,162	15,047
Due after five years through ten years	12,191	12,166
Due after ten years	9,898	15,183
Marketable equity securities	250	12
Mortgage-backed securities - residential	267,921	267,036
	$305,698	$309,719

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2010	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$14,955	$19	$-	$-	$14,955	$19
States and political subdivisions—tax exempt	551	2	-	-	551	2
States and political subdivisions—taxable	-	-	2,151	161	2,151	161
Mortgage-backed securities - residential	68,590	587	-	-	68,590	587
Corporate bonds	-	-	1,991	888	1,991	888
Collateralized debt obligation	-	-	769	4,223	769	4,223
Total temporarily impaired	$84,096	$608	$4,911	$5,272	$89,007	$5,880

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$5,034	$84	$-	$-	$5,034	$84
States and political subdivisions—tax exempt	-	-	275	-	275	-
States and political subdivisions-taxable	-	-	2,212	101	2,212	101
Marketable equity securities	8	4	-	-	8	4
Mortgage-backed securities - residential	98,746	1,206	10,542	106	109,288	1,312
Corporate bonds	-	-	2,012	866	2,012	866
Collateralized debt obligation	-	-	759	4,237	759	4,237
Total temporarily impaired	$103,788	$1,294	$15,800	$5,310	$119,588	$6,604

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

We own a municipal bond guaranteed by a state housing finance agency which is currently rated “A-”, a corporate bond of a large financial institution which is currently rated “BB” and a collateralized debt obligation secured by debt obligations of banks and insurance companies which was rated “CC” at March 31, 2010, whose fair values have declined more than 5% below their original cost.  We believe these declines in fair value relate to a significant widening of interest rate spreads associated with these securities.  While these securities have experienced deterioration in credit quality, we have evaluated these securities and have determined that these securities have not experienced a credit loss.  As we have the intent and ability to hold these securities until their fair market value recovers, they are not other than temporarily impaired as of March 31, 2010.

Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security. Future declines in the fair value of these or other securities may result in impairment charges which may be material to the financial condition and results of operations of the Company.

As of March 31, 2010, the Company’s security portfolio consisted of 55 security positions, 16 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s collateralized debt obligation, corporate bonds and mortgage-backed and other securities, as discussed below:

Mortgage-backed securities

At March 31, 2010, the Company owned residential mortgage backed securities guaranteed by U.S. Government agencies and corporations. The fair values of certain of these securities have declined since we acquired them due to wider spreads required by the market or changes in market interest rates.

Corporate bonds

At March 31, 2010, the Company owned corporate bonds issued by one of the largest banking and financial institutions in the United States. These bonds had been downgraded to “B” due to increased credit concerns, however recently the rating agencies upgraded these bonds to “BB”.  The institution has received significant capital investment from the United States Treasury under the Capital Purchase Program/TARP and its financial performance is beginning to improve and it recently repaid the capital investment from the United States Treasury. As the Company does not have the intent to sell these bonds and it is likely that it will not be required to sell the bonds before its anticipated recovery, the Company does not consider these bonds to be other-than-temporarily impaired at March 31, 2010.

Collateralized debt obligation

The Company owns a collateralized debt security collateralized by trust preferred securities issued primarily by banks and several insurance companies. Our analysis of this investment falls within the scope of ASC 325-40. This security was rated high quality “AA” at the time of purchase, but at March 31, 2010, nationally recognized rating agencies rated this security as “CC.” The Company compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in the expected cash flows. The Company utilizes a discounted cash flow valuation model which considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults by issuers of the underlying trust preferred securities. Assumptions used in the model include expected future default rates. Interest payment deferrals are generally treated as defaults even though they may not actually result in defaults. As of March 31, 2010 and December 31, 2009, we engaged an independent third party valuation firm to estimate the fair value and credit loss potential of this security. Management reviewed the assumptions and methodology employed in these analyses and while the assumptions differ somewhat from period to period, the methodology of discounting estimated future cash flows based upon the expected performance of the underlying issuers collateralizing the security has not changed during 2010. Based upon the most recent analysis, as of March 31, 2010, management concluded that the unrealized loss does not meet the definition of other than temporary impairment under generally accepted accounting principles because no credit loss has been incurred. Additionally, we used the model to evaluate alternative scenarios with higher than expected default assumptions to evaluate the sensitivity of our default assumptions and the level of additional defaults required before a credit loss would be incurred.  This security remained classified as available for sale at March 31, 2010, and accounted for the $4,223 of unrealized loss in the collateralized debt obligation category at March 31, 2009. In arriving at the estimate of fair value for this security as of March 31, 2010, the model used a discount margin of 11% above the LIBOR forward interest rate curve and a projected cumulative default assumption of approximately 39%. As of March 31, 2010, the trustee’s most recent report indicated actual defaults and deferrals of approximately 30% net of assumed recoveries.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2010:

Three Months Ended March 31, 2010
Beginning balance, January 1, 2010	$9,996
Additions/Subtractions
Credit losses recognized during the quarter	-
Ending balance, March 31, 2010	$9,996

Note 3 – Loans

Major classifications of loans are as follows:

	March 31, 2010	December 31, 2009
Real estate mortgage loans:
Commercial	$662,875	$680,409
Residential	234,608	236,945
Farmland	13,798	13,866
Construction and vacant land	72,215	97,424
Commercial and agricultural loans	70,660	69,246
Indirect auto loans	25,634	50,137
Home equity loans	37,226	37,947
Other consumer loans	9,592	10,190
Total loans	1,126,608	1,196,164

Net deferred loan costs	1,007	1,352
Loans, net of deferred loan costs	$1,127,615	$1,197,516

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 follows:

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$29,083	$23,783
Provision for loan losses charged to expense	4,925	5,309
Loans charged off	(6,353)	(3,622)
Recoveries of loans previously charged off	174	18
Balance, March 31	$27,829	$25,488

Nonaccrual loans were as follows:

	As of March 31, 2010		As of December 31, 2009
Collateral Type	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	33	$9,278	36	$9,250
Home equity loans	6	1,012	8	1,488
Commercial 1-4 family investment	10	5,443	19	8,733
Commercial and agricultural	5	2,770	7	2,454
Commercial real estate	25	17,585	29	24,392
Land development	17	19,063	13	25,295
Government guaranteed loans	1	137	2	143
Indirect auto, auto and consumer loans	42	409	97	1,078
		$55,697		$72,833

Impaired loans were as follows:

	March 31, 2010	December 31, 2009
Loans with no allocated allowance for loan losses	$38,972	$60,629
Loans with allocated allowance for loan losses	73,254	87,823
Total	$112,226	$148,452

Amount of the allowance for loan losses allocated	$8,315	$9,040

Note 5 – Earnings Per Share and Common Stock

Since we reported a net loss for each period reported all outstanding stock options, restricted stock awards and warrants are considered anti-dilutive.  Loss per share has been computed based on 14,839,113 and 14,801,339 basic and diluted shares for the three months ended March 31, 2010 and 2009, respectively.  The dilutive effect of stock options, warrants and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended March 31,
	2010	2009
Anti-dilutive stock options	815,489	699,953
Anti-dilutive unvested restricted stock awards	48,789	94,214
Anti-dilutive warrants	2,380,213	2,380,213

Note 6 – Capital Adequacy

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements result in certain discretionary and required actions by regulators that could have an effect on the Company’s operations. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios. At March 31, 2010 the Bank maintained capital ratios to be considered adequately capitalized while the Company’s leverage capital ratio fell below the 4.0% level required to be considered adequately capitalized on a consolidated basis.  At December 31, 2009 both the Bank and the Company maintained capital ratios to be considered adequately capitalized. These minimum ratios along with the actual ratios for the Company and the Bank at March 31, 2010 and December 31, 2009, are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2010 Actual	December 31, 2009 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥ 4.0%	3.7%	4.1%
TIB Bank	≥ 5.0%	≥ 4.0%	4.7%	4.8%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	5.5%	5.7%
TIB Bank	≥ 6.0%	≥ 4.0%	6.9%	6.8%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	8.1%	8.1%
TIB Bank	≥ 10.0%	≥ 8.0%	8.1%	8.1%

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At March 31, 2010 and December 31, 2009, these elevated capital ratios were not met.  We notified the bank regulatory agencies prior to December 31, 2009, that the increased capital levels would not be achieved. We remain in regular contact with the FDIC and Florida Office of Financial Regulation. We expect the agencies will reevaluate our progress toward achieving the higher capital ratios.  If we are unable to raise additional capital and comply with the terms of the Memorandum of Understanding, we may be subject to further regulatory enforcement actions. The bank is also required to obtain prior FDIC approval before engaging in any transaction that would result in asset growth of more than 5% or significantly change its asset mix or funding sources.

As discussed in greater detail in Note 1, our Board of Directors and management team have determined to follow a course of action to improve our capital ratios. During the second quarter of 2009, we retained a nationally recognized investment banking firm to assist us in raising capital. On August 14, 2009, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) on Form S-1 with the intent of issuing up to 40,250,000 shares of our common stock for maximum proceeds of $75,670. On September 23, 2009 we held a special meeting of shareholders at which an amendment to the Company’s Restated Articles of Incorporation was approved to increase the number of authorized shares of the Company’s common stock from 40,000,000 to 100,000,000 was approved. Due in part to the timing of this action, we believed that investors would require us to update our registration statement with third quarter financial results prior to commencing an offering. As discussed in our December 23, 2009 letter to shareholders, during this process, we received a comment letter from the SEC which indicated that our Annual Report for the year ended December 31, 2008 on Form 10-K and our March 31, 2009 and June 30, 2009 quarterly reports on Form 10-Q were under a routine review by the Division of Corporation Finance. The SEC staff periodically reviews filings of all publicly owned companies. As our timeline drew near the holiday and year-end period, we received notification that the SEC staff concluded their review on December 17, 2009 without requiring any adjustments to our reported financial results. However, as advised by our investment banking firm noting that the financial markets traditionally are not receptive to offerings during this time period, we withdrew our registration statement on December 23, 2009.

We have been meeting with potential investors and, with the recent announcement of our stock placement terms with Patriot Financial Partners, L.P., we are moving forward with efforts to raise additional capital during the second or third quarters. The offering of up to 600,000,000 shares of our common stock in a private placement of common and/or preferred shares is the main focus of our Board of Directors and management team and requires the approval of shareholders at our annual meeting on May 25, 2010. We will continue to operate the Company and attempt to maintain the Bank at adequately capitalized for regulatory purposes until we complete our planned capital raise. This will most likely require us to reduce lending, affect significant operating expense reductions and other cost cutting measures aimed at lowering expenses and potentially divest of certain assets in transactions similar to the sale of $20,144 of indirect auto loans completed during the first quarter of 2010.

Note 7 – Fair Values of Financial Instruments

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

Valuation of Collateralized Debt Securities

As of March 31, 2010, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of this security are Level 3 inputs. In determining its estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of this security are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of this security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers. Since December 31, 2009, we have engaged an independent third party valuation firm to estimate the fair value and credit loss potential of this security. Management reviewed the assumptions and methodology employed in this analysis. The valuation approach for the collateralized debt security did not change during 2010.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$28,015	$-	$28,015	$-
States and political subdivisions—tax exempt	4,601	-	4,601	-
States and political subdivisions—taxable	2,151	-	2,151	-
Marketable equity securities	250	-	250	-
Mortgage-backed securities - residential	267,921	-	267,921	-
Corporate bonds	1,991	-	1,991	-
Collateralized debt obligations	769	-	-	769
Available for sale securities	$305,698	$-	$304,929	$769

		Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$29,172	$-	$29,172	$-
States and political subdivisions—tax exempt	8,061	-	8,061	-
States and political subdivisions—taxable	2,212	-	2,212	-
Marketable equity securities	8	-	8	-
Mortgage-backed securities - residential	208,115	-	208,115	-
Corporate bonds	2,012	-	2,012	-
Collateralized debt obligations	759	-	-	759
Available for sale securities	$250,339	$-	$249,580	$759

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2010 and 2009 and still held at March 31, 2010 and 2009, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
	2010	2009
Beginning balance, January 1,	$759	$4,275
Included in earnings – other than temporary impairment	-	(23)
Included in other comprehensive income	10	(294)
Transfer in to Level 3	-	-
Ending balance March 31,	$769	$3,958

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$34,746	$-	$-	$34,746
Other real estate owned	41,078	-	-	41,078
Other repossessed assets	280	-	280	-

		Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$52,122	$-	$-	$52,122
Other real estate owned	21,352	-	-	21,352
Other repossessed assets	326	-	326	-

Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $40,381, with a valuation allowance of $5,635 as of March 31, 2010.  During the three months ended March 31, 2010, $2,087 of the allowance for loan losses was specifically allocated to collateral dependent impaired loans. The amounts of the specific allocations for impairment are considered in the overall determination of the reserve and provision for loan losses. Other real estate owned which is measured at the lesser of fair value less costs to sell or our recorded investment in the foreclosed loan had a carrying amount of $42,236, less a valuation allowance of $1,158 as of March 31, 2010. As a result of sales of foreclosed properties, receipt of updated appraisals, reduced listing prices or entering into contracts to sell these properties, write downs to fair value of $637 were recognized in our statements of operations during the quarter ended March 31, 2010. Other repossessed assets are primarily comprised of repossessed automobiles and are measured at fair value as of the date of repossession. As a result of the disposition of repossessed vehicles, gains of $52 were recognized in our statements of operations during the quarter ended March 31, 2010. Collateral dependent impaired loans had a carrying amount of $60,413, with a valuation allowance of $8,291 as of December 31, 2009. Other real estate owned had a carrying amount of $22,147, less a valuation allowance of $795 as of December 31, 2009.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2010 are as follows:

	March 31, 2010
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$149,337	$149,337
Investment securities available for sale	305,698	305,698
Loans, net	1,099,786	1,064,608
Federal Home Loan Bank and Independent Bankers’ Bank stock	10,735	NM
Accrued interest receivable	5,595	5,595

Financial liabilities:
Non-contractual deposits	$668,174	$668,174
Contractual deposits	700,816	705,531
Federal Home Loan Bank Advances	125,000	131,723
Short-term borrowings	69,693	69,690
Long-term repurchase agreements	30,000	30,544
Subordinated debentures	33,000	11,943
Accrued interest payable	6,420	6,420

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits or deposits that reprice frequently and fully.  The methods for determining the fair values for securities and impaired loans were described previously.  For loans, fixed rate deposits and for deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates. For loans, these market rates reflect significantly wider current credit spreads applied to the estimated life.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of FHLB and IBB stock due to restrictions placed on their transferability.  The fair value of off balance sheet items is not considered material.

Note 8 – Other Real Estate Owned

Activity in other real estate owned for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009
Other real estate owned
January 1,	$22,147	$5,582
Real estate acquired	21,975	928
Properties sold	(1,741)	(108)
Other	(145)	(75)
March 31,	$42,236	$6,327

Valuation allowance
January 1,	$(795)	$(1,259)
Additions charged to expense	(637)	(111)
Relieved due to sale of property	274	75
March 31,	$(1,158)	$(1,295)

Expenses related to foreclosed assets during the quarter ended March 31,
Net loss on sales	$125	$-
Provision for unrealized losses	512	111
Operating expenses	463	209
	$1,100	$320

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2010, and statement of operations for the three months ended March 31, 2010.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2010. TIB Financial Corp.'s results of operations include the operations of TIB Bank (the “Bank”), and Naples Capital Advisors, Inc. as well as the operations of nine former branches of Riverside Bank of the Gulf Coast (“Riverside”) subsequent to their assumption on February 13, 2009.

Memorandum of Understanding and Future Plans

We are required by regulation to maintain adequate levels of capital to support our operations.  As part of an informal agreement entered into with bank regulatory agencies on July 2, 2009, the Bank was also required to increase its capital and maintain certain regulatory capital ratios prior to December 31, 2009.  At March 31, 2010 and December 31, 2009, these elevated capital ratios were not met.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot be certain of our ability to raise additional capital on terms acceptable to us.  While management believes we have sufficient capital to continue as a going concern, if we are unable to raise additional capital and enhance asset quality and/or we incur significant additional losses and are unable to satisfy the requirements of the memorandum of understanding, uncertainty arises about our ability to continue as a going concern and we may be subject to further regulatory corrective actions. The bank is also required to obtain prior FDIC approval before engaging in any transaction that would result in asset growth of more than 5% or significantly change its asset mix or funding sources.

Our Board of Directors and management team have determined to take the following courses of action to improve our capital ratios:

•
First and foremost, we continue to meet with potential investors in pursuit of additional capital. As recently announced, we have agreed on the terms for the placement of up to $25 million to Patriot Financial Partners, L.P. as part of the offering of up to 600,000,000 shares of our common stock in private placement of common and/or preferred shares with the intent of raising up to $200 million. It is the main focus of our Board of Directors and management team over the coming months and requires the approval of shareholders to increase the number of authorized shares of common stock and authorize the private placement of greater than 20% of the ownership of the outstanding common stock of the Company. These requests for shareholder authorization were included in our proxy statement which was filed on April 29, 2010 and are scheduled to be voted on at the annual meeting of shareholders on May 25, 2010.

•
Second, to continue to operate the Company and to attempt to maintain the Bank at adequately capitalized until we complete our planned capital raise. This will most likely require us to reduce lending, potentially sell loans, and affect significant operating expense reductions and other cost cutting measures aimed at lowering expenses. Additionally we may adjust the mix of our assets to reduce the total risk weight of our assets, reduce total assets over time and potentially sell branches, deposits and loans.  During the first quarter of 2010, we were able to sell $20.1 million of indirect auto loans enabling us to reduce the amount of risk weighted assets for regulatory capital purposes.

•
Third, in the event the issuance of additional capital is not possible in the near term, seek strategic alternatives including but not limited to the sale of certain assets, all or a portion of the Company, or seeking a complementary partner in a merger of equals or where the Company is acquired.

Quarterly Summary

For the first quarter of 2010, the Company reported a net loss before dividends and accretion on preferred stock of $5.1 million compared to a net loss of $3.5 million for the first quarter of 2009. The net loss allocated to common shareholders was $5.7 million, or $0.38 per share, for the first quarter of 2010, compared to a net loss of $4.2 million, or $0.28 per share, for the comparable 2009 quarter.

The higher net loss for the first quarter of 2010 compared to the net loss during the first quarter of 2009 was due to the tax benefit recorded during 2009 and higher non-interest expenses, primarily relating to $900,000 in increased costs associated with the workout of problem loans. During the current quarter, no income tax benefit was recorded as a valuation allowance was recorded offsetting the increase in deferred tax assets attributed to the net operating loss for the quarter. Partially offsetting this impact was higher net interest income and non-interest income.

Significant first quarter highlights are outlined below.

•
Non-performing loans declined from $72.8 million at December 31, 2009 to $55.7 million at March 31, 2010. Approximately $22.0 million of this decline resulted from the transfer of some of these loans to other real estate owned.

•
Our credit risk exposure in the construction and development loan portfolio declined significantly as this portfolio segment declined 49% and 26% from $142.2 million and $97.4 million as of March 31, 2009 and December 31, 2009, respectively.  At March 31, 2010,  this loan segment now represents $72.2 million and approximately 6% of our outstanding loans, down from approximately 12% of loans a year ago.

•
Our indirect auto loan portfolio declined $24.5 million, or 49%, during the quarter to $25.6 million, or 2% of total loans due primarily to the sale of approximately $20.1 million in loans. Considering the related impact on the allowance for loan losses, we estimate that the transaction resulted in a small net positive impact on the income statement for the quarter.

•
The net interest margin increased 18 basis points to 2.94% during the quarter in comparison to 2.76% in the fourth quarter of 2009 due primarily to a $314,000 increase in net interest income. This increase is largely attributable to a 34 basis point decrease in the cost of interest bearing deposits since December 31, 2009 as we have been successful in repricing or replacing higher priced deposits with lower cost funding. We continue to maintain a higher level of short-term investments in light of the continuing economic uncertainty, which has a negative impact on the margin.

•	Brokered deposits declined $29.8 million during the first quarter to $18.4 million, from $48.2 million at December 31, 2009. Brokered deposits have declined $136.3 million since December 2008.

•
Our special asset workout group was able to work with borrowers to return $764,000 in nonperforming loans to performing status, achieve the pay off or pay down of approximately $2.6 million in nonaccrual loans, foreclose or negotiate deeds in lieu of foreclosure for approximately $22.0 million of nonaccrual loans and sell approximately $1.7 million of other real estate owned during the quarter.

•
We continue to focus on relationship-based lending and generated approximately $9 million of new commercial loans and originated $25 million of residential mortgages as well as approximately $5 million in consumer and indirect loans to prime borrowers during the quarter.

•
Naples Capital Advisors and TIB Bank’s trust department continued to establish new investment management and trust relationships, increasing the market value of assets under management by $65 million or 66% from March 31, 2009. Assets under management increased by $18 million, or 12% during the quarter to $164 million as of March 31, 2010.

Our provision for loan losses of $4.9 million reflects net charge-offs of $6.2 million.  As of March 31, 2010, non-performing loans were $55.7 million or 4.94% of loans, a decrease from the $72.8 million and 6.08% of loans as of December 31, 2009.  As of March 31, 2010, the balance of nonaccrual loans reflects cumulative charge downs of $14.0 million.

The allowance for loan losses decreased 4% to $27.8 million, or 2.47%, of total loans and represented 50% of non-performing loans, an increase from 40% of non-performing loans at December 31, 2009.  The decrease in the allowance was largely due to the overall decline in the outstanding balance of our loan portfolio during the quarter, including the sale of $20.1 million of indirect auto loans. Net charge-offs during the quarter decreased to 2.13% of average loans on an annualized basis compared to 6.40% for the prior quarter.

TIB Financial reported total assets of $1.69 billion as of March 31, 2010, a decrease of 1% from December 31, 2009. Total loans declined to $1.13 billion compared to $1.20 billion at December 31, 2009 as a $25.2 million, or 26%, decline in construction and land loans, a $24.5 million, or 49% decline in indirect auto loans and a $17.5 million, or 3% decline in commercial real estate loans led the decline of our loan portfolio. Total deposits of $1.37 billion as of March 31, 2010 remained relatively unchanged from December 31, 2009.

   As we aggressively address the challenges presented by the current economic and operating environment we continue to focus on new business initiatives, improvement of operating performance and resolution of non-performing assets.

Three Months Ended March 31, 2010 and 2009:

Results of Operations

For the first quarter of 2010, our operations resulted in a net loss before dividends on preferred stock of $5.1 million compared to a net loss of $3.5 million in the previous year’s quarter.  Loss allocated to common shareholders was $0.38 per share for the 2010 quarter as compared a net loss of $0.28 per share for the comparable 2009 quarter.  The increased loss is primarily due to no tax benefit recorded in the current period as a result of the Company fully reserving against deferred income tax assets during the first quarter of 2010.

Annualized loss on average assets for the first quarter of 2010 was 1.20% compared to a loss on average assets of 0.79% for the first quarter of 2009.  The annualized loss on average shareholders’ equity was 36.84% for the first quarter of 2010 compared to a loss of 11.56% for the same quarter of 2009.

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

Net interest income was $11.5 million for the three months ended March 31, 2010, an increase from the $10.8 million reported for the same period last year due principally to a 29 basis point increase in the net interest margin from 2.65% to 2.94%. The increase in net interest margin is primarily due to repricing or replacement of deposits which resulted in a 109 basis point decrease in the overall cost of our interest bearing deposits as older, higher cost CDs matured and we have been successful in repricing or replacing higher priced deposits with lower cost funding.  This was partially offset by the continued maintenance of higher levels of liquid investment securities and cash equivalents and change in asset mix resulting in lower volumes of higher yielding loans. The net interest margin continues to be adversely impacted by the level of nonaccrual loans and non-performing assets, which reduced the margin by 23 basis points during the first quarter of 2010.

The $2.5 million decrease in interest and dividend income for the first quarter of 2010 compared to the first quarter of 2009 was mainly attributable to decreased average rates on loan balances and investment securities due primarily to the higher level of non-performing loans and significant declines in market interest rates.  Partially offsetting this decline were decreases in deposit interest rates paid as well as other market interest rates.

Due to the overall lower interest rate environment and the higher level of non-accrual loans, the yield on our loans declined 40 basis points. The yield of our interest earning assets declined 45 basis points in the first quarter of 2010 compared to the first quarter of 2009 due to the reduction in the yield on our loans and investment securities.

The lower interest rate environment also resulted in a significant decline in the interest cost of interest bearing liabilities.  The average interest cost of interest bearing deposits declined 109 basis points and the overall cost of interest bearing liabilities declined by 86 basis points compared to the first quarter of 2009.

Going forward, we expect market short-term interest rates to remain low for an extended period of time.  Generally, we expect loan and investment yields and deposit costs to stabilize. However, deposit rates could increase due to demand in the financial markets, banking system and other local markets for liquidity which may be reflected in elevated pricing competition for deposits. The predominant drivers affecting net interest income are the composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2010 and March 31, 2009.

	2010			2009
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,178,851	$16,018	5.51%	$1,223,542	$17,840	5.91%
Investment securities (2)	283,694	2,244	3.21%	287,829	2,913	4.10%
Money Market Mutual Funds	-	-	-	84,409	103	0.49%
Interest-bearing deposits in other banks	120,197	74	0.25%	38,393	20	0.21%
Federal Home Loan Bank stock	10,447	3	0.12%	11,728	(19)	(0.67)%
Federal funds sold and securities sold under agreements to resell	13	-	0.00%	7,564	3	0.16%
Total interest-earning assets	1,593,202	18,339	4.67%	1,653,465	20,860	5.12%

Non-interest-earning assets:
Cash and due from banks	24,627			31,270
Premises and equipment, net	40,807			38,205
Allowance for loan losses	(27,486)			(23,352)
Other assets	69,138			70,076
Total non-interest-earning assets	107,086			116,199
Total assets	$1,700,288			$1,769,664

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$210,514	$192	0.37%	$167,889	$329	0.79%
Money market	203,291	529	1.06%	155,485	661	1.72%
Savings deposits	87,211	153	0.71%	91,984	408	1.80%
Time deposits	689,850	4,028	2.37%	746,393	6,501	3.53%
Total interest-bearing deposits	1,190,866	4,902	1.67%	1,161,751	7,899	2.76%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	194,095	1,237	2.58%	252,160	1,430	2.30%
Long-term borrowings	63,000	654	4.21%	63,000	736	4.74%
Total interest-bearing liabilities	1,447,961	6,793	1.90%	1,476,911	10,065	2.76%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	185,156			155,839
Other liabilities	11,565			15,597
Shareholders’ equity	55,606			121,317
Total non-interest-bearing liabilities and shareholders’ equity	252,327			292,753
Total liabilities and shareholders’ equity	$1,700,288			$1,769,664

Interest rate spread (tax equivalent basis)			2.77%			2.36%
Net interest income (tax equivalent basis)		$11,546			$10,795
Net interest margin (3) (tax equivalent basis)			2.94%			2.65%

_______
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the three months ended March 31, 2010 and March 31, 2009.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2010 Compared to 2009 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$(636)	$(1,186)	$(1,822)
Investment securities (2)	(41)	(628)	(669)
Money Market Mutual Funds	(103)	-	(103)
Interest-bearing deposits in other banks	50	4	54
Federal Home Loan Bank stock	2	20	22
Federal funds sold and securities purchased under agreements to resell	(3)	-	(3)
Total interest income	(731)	(1,790)	(2,521)

Interest expense
NOW accounts	69	(206)	(137)
Money market	168	(300)	(132)
Savings deposits	(20)	(235)	(255)
Time deposits	(462)	(2,011)	(2,473)
Short-term borrowings and FHLB advances	(356)	163	(193)
Long-term borrowings	-	(82)	(82)
Total interest expense	(601)	(2,671)	(3,272)

Change in net interest income	$(130)	$881	$751

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

Provision for Loan Losses

The provision for loan losses decreased to $4.9 million in the first quarter of 2010 compared to $5.3 million in the comparable prior year period. The lower provision for loan losses in 2010 reflects the first quarter reduction of the outstanding balances of construction and vacant land and indirect auto loans by 26% and 49%, respectively. These two segments of our loan portfolio have a disproportionate impact on our estimate of the allowance for loan losses as we have incurred significant charge-offs of these loan types in prior periods. Net charge-offs were $6.2 million, or 2.13% of average loans on an annualized basis, during the three months ended March 31, 2010, compared to $3.6 million, or 1.19% of average loans on an annualized basis, for the same period in 2009. During the first quarter of 2010, due to a $69.6 million decline in total loans outstanding, the allowance for loan losses decreased to $27.8 million and increased to 2.47% of total loans at March 31, 2010 as compared to $29.1 million and 2.43% of loans at December 31, 2009, respectively.

Our provision for loan losses in future periods will be influenced by the loss potential of impaired loans, trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

We continuously monitor and actively manage the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the economic slowdown discussed above, both individual and business customers are exhibiting difficulty in timely payment of their loan obligations. We believe that this trend may continue in the near term. Consequently, we may experience higher levels of delinquent and non-performing loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods. For additional information on nonperforming assets and the allowance for loan losses refer to the section entitled Nonperforming Assets and Allowance for Loan Losses below.

  Non-interest Income

           Excluding net gains on investment securities, non-interest income was $1.8 million in the first quarter of 2010; even with the comparable prior year quarter.  The $282,000 increase in fees from the origination and sale of residential mortgages in the secondary market and investment advisory services as well as an increase of $160,000 in debit card income were offset by a $346,000 loss recorded upon the sale of $20.1 million of indirect auto loans. The indirect auto loans were sold at a price exceeding the face value of the underlying notes. However, as unamortized premiums paid to auto dealers upon the origination of these loans exceeded the premium received in the sale, the accounting result of the sale was the aforementioned loss. Premiums paid to auto dealers upon loan origination are recorded as deferred loan costs and amortized over the life of the individual loans. Economically, when the transaction is evaluated considering the reduction of approximately $621,000 of the allowance for loan losses attributable to the sold loans, we estimate the sale had a net positive impact of approximately $275,000 on the operations for the first quarter of 2010.

The following table represents the principal components of non-interest income for the first quarter of 2010 and 2009:

(Dollars in thousands)	2010	2009
Service charges on deposit accounts	$915	$966
Investment securities gains, net	1,642	596
Fees on mortgage loans sold	283	115
Investment advisory fees	307	193
Loss on sale of indirect loans	(346)	-
Debit card income	344	184
Earnings on bank owned life insurance policies	100	130
Other	169	195
Total non-interest income	$3,414	$2,379

Non-interest Expense

During the first quarter of 2010, non-interest expense increased $1.7 million, or 12%, to $15.0 million compared to $13.4 million for the first quarter of 2009. Of this increase, $653,000 is attributed to the acquired former Riverside operations and includes $156,000 of increased amortization of intangible assets. Excluding the effect of the former Riverside operations, FDIC insurance costs increased $184,000 due to higher deposit insurance premium rates, other professional fees increased $298,000, insurance premiums increased $231,000 and OREO write-downs and other workout related expenses increased $900,000 due to higher levels of nonperforming assets. Salaries and employee benefits costs declined $703,000 due largely to $674,000 of severance costs incurred in the first quarter of 2009.

Salaries and employee benefits decreased $544,000 in the first quarter of 2010 relative to the first quarter of 2009. The primary reason for the decrease in salaries and employee benefits is due to $674,000 of severance related costs incurred in the first quarter of 2009.  Partially offsetting the decline was a $159,000 increase in salaries and employee benefits attributable to the operations of Riverside reflecting the impact of a full quarter of operations in 2010.

For the first quarter of 2010, there was a $132,000 increase in occupancy expense as compared to the first quarter of 2009.  Excluding the $154,000 increase in occupancy costs related to the full quarter of operations of the former Riverside branch network and facilities, the occupancy costs would have been slightly lower compared to the first quarter of 2009.

Other expenses increased $2.1 million in the first quarter of 2010 relative to the first quarter of 2009. A $900,000 increase in OREO write downs and other workout related expenses during the first quarter of 2010 relates primarily to $637,000 of market value adjustments on six properties due to the decline in real estate values reflected in updated appraisals and $120,000 related to increased OREO workout related expense. Other OREO expenses include ownership costs such as real estate taxes, insurance and other costs to own and maintain the properties. Other professional fees increased by $298,000 due principally to the costs associated with a first quarter 2010 independent third party loan review. The first quarter of 2010 includes $340,000 in increased other expenses attributable to Riverside. FDIC insurance assessments increased by $290,000 relative to the first quarter of 2009 due primarily to higher deposit insurance premium rates.

The following table represents the principal components of non-interest expense for the first quarter of 2010 and 2009:

		2010			2009
(Dollars in thousands)	Total	Riverside Operations	Excluding Riverside	Total	Riverside Operations	Excluding Riverside
Salary and employee benefits	$6,836	$474	$6,362	$7,380	$315	$7,065
Net occupancy expense	2,284	367	1,917	2,152	213	1,939
Legal, and other professional	863	3	860	448	6	442
Computer services	722	178	544	625	88	537
Collection costs	43	-	43	104	-	104
Postage, courier and armored car	282	28	254	251	33	218
Marketing and community relations	382	53	329	279	38	241
Operating supplies	145	23	122	142	24	118
Directors’ fees	195	-	195	231	-	231
Travel expenses	82	-	82	83	1	82
FDIC and state assessments	861	164	697	571	58	513
Amortization of intangibles	389	254	135	233	98	135
Net gains on disposition of repossessed assets	(52)	-	(52)	(69)	-	(69)
OREO write downs and expenses	1,100	-	1,100	320	-	320
Other operating expense	902	13	889	617	30	587
Total non-interest expense	$15,034	$1,557	$13,477	$13,367	$904	$12,463

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2010 reflects a full valuation allowance against our deferred tax assets. The effective income tax rates for the three months ended March 31, 2010 and 2009 were 0% and 38%, respectively. Historically, the fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses we have incurred over the last three years coupled with the expectation that our future realization of deferred taxes will be limited as a result of our planned capital offering. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at March 31, 2010 and December 31, 2009.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of valuation allowance recorded against our net deferred tax assets and our overall level of taxable income. See Note 1 of our unaudited consolidated financial statements for additional information about the calculation of income tax expense. Additionally, there were no unrecognized tax benefits at March 31, 2010 or December 31, 2009, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Balance Sheet

Total assets at March 31, 2010 were $1.69 billion, a decrease of $14.8 million or 1%, from total assets of $1.70 billion at December 31, 2009.  Total loans declined to $1.13 billion compared to $1.20 billion at December 31, 2009 as a $25.2 million, or 26%, decline in construction and land loans, a $24.5 million, or 49%, decline in indirect auto loans and a $17.5 million, or 3%, decline in commercial real estate loans led the $69.6 million decline of our loan portfolio. Of this decline in loans outstanding, $22.0 million related to loans foreclosed and transferred to other real estate owned. The decline in indirect auto loans was due primarily to the sale of approximately $20.1 million of this portfolio. Also, in the first quarter, investment securities increased $55.4 million or 22%.

At March 31, 2010 advances from the Federal Home Loan Bank were $125.0 million, which remained even with December 31, 2009.  Total deposits of $1.37 billion as of March 31, 2010 remained relatively unchanged from December 31, 2009.

Shareholders’ equity totaled $50.8 million at March 31, 2010, decreasing $4.7 million from December 31, 2009. Book value per common share decreased to $1.05 at March 31, 2010 from $1.42 at December 31, 2009.  The Company declared a 1% stock dividend in the first, second, and third quarters of 2009.

Investment Securities

During the first three months of 2010 and 2009, we realized net gains of $1.6 million and $619,000 relating to sales of approximately $70.0 million and $25.7 million of available for sale securities, respectively.

As previously described in the Annual Report on Form 10-K for 2009, as of March 31, 2010, the Company owns four collateralized debt obligation investment securities (three backed primarily by corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities and the fourth backed by trust preferred securities of banks and insurance companies) with an aggregate original cost of $15.0 million.  In determining the estimated fair value of these securities, management utilizes a discounted cash flow modeling valuation approach which is discussed in greater detail in Note 7 - Fair Value. These securities are floating rate securities which were rated "A" or better by an independent and nationally recognized rating agency at the time of purchase. At various dates during 2008 and 2009, due to ratings downgrades, changes in estimates of future cash flows and the amounts of impairment, management concluded that the losses of value for the collateralized debt obligations backed by debt securities of homebuilders, REITs and real estate companies and commercial mortgage backed securities, aggregating $10.0 million, were other than temporary under generally accepted accounting principles. Accordingly, the Company wrote these investment securities down at various dates to their estimated fair value. During 2009, the Company recognized approximately $763,000 of such write-downs, of which $23,000 occurred during the three months ended March 31, 2009. Through the end of the second quarter of 2009 the write-down of these three securities to $0 resulted in the recognition of cumulative other than temporary impairment losses of $10.0 million. During 2009, the estimated fair value of the security backed by trust preferred securities of banks and insurance companies declined further due to the occurrence of additional defaults or deferrals by certain underlying issuers and changes in the estimated timing of the future cash flow and discount rate assumptions used to estimate the value of this security. As of March 31, 2010, management concluded that the unrealized loss on this security does not meet the definition of other than temporary under generally accepted accounting principles because no credit loss has been incurred.

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

Loan Portfolio Composition

Two significant components of our loan portfolio are classified in the notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$101,488	15%	$102,901	15%
Office Buildings	102,282	15%	103,426	15%
Hotels/Motels	71,597	11%	78,992	12%
1-4 Family and Multi Family	67,944	10%	75,342	11%
Guesthouses	94,601	14%	94,663	14%
Retail Buildings	77,314	12%	78,852	12%
Restaurants	51,099	8%	50,395	7%
Marinas/Docks	21,077	3%	19,521	3%
Warehouse and Industrial	30,481	5%	32,328	5%
Other	44,992	7%	43,989	6%
Total	$662,875	100%	$680,409	100%

	March 31, 2010		December 31, 2009
	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition
Construction:
Residential – owner occupied	$3,731	5%	$6,024	6%
Residential – commercial developer	1,669	2%	6,574	7%
Commercial structure	8,161	12%	13,127	13%
	13,561	19%	25,725	26%
Land:
Raw land	15,773	22%	20,684	21%
Residential lots	18,413	26%	12,773	13%
Land development	9,023	12%	16,877	17%
Commercial lots	15,445	21%	21,365	23%
Total land	58,654	81%	71,699	74%

Total	$72,215	100%	$97,424	100%

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

(Dollars in thousands)	March 31, 2010	December 31, 2009
Total non-accrual loans	$55,697	$72,833
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	55,697	72,833

Non-accrual investment securities	769	759
Repossessed personal property (primarily indirect auto loans)	280	326
Other real estate owned	41,078	21,352
Other assets (*)	2,093	2,090
Total non-performing assets	$99,917	$97,360

Allowance for loan losses	$27,829	$29,083

Loans in compliance with terms modified in troubled debt restructurings and not included in non-performing loans above	$21,234	$35,906

Non-performing assets as a percent of total assets	5.91%	5.71%
Non-performing loans as a percent of gross loans	4.94%	6.08%
Allowance for loan losses as a percent of non-performing loans	49.96%	39.93%
Annualized net charge-offs as a percent of average loans for the quarter ended	2.13%	6.40%

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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million. During the second quarter of 2008, the USDA paid the Company the principal and accrued interest and allowed the Company to apply other proceeds previously received to capitalized liquidation costs and protective advances. The non-guaranteed principal and interest ($2.0 million at March 31, 2010 and December 31, 2009) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $129,000 and $126,000 at March 31, 2010 and December 31, 2009, respectively, are included as “other assets” in the financial statements.

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

Non-accrual loans as of March 31, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	March 31, 2010		December 31, 2009
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	33	$9,278	36	$9,250
Home equity loans	6	1,012	8	1,488
Commercial 1-4 family investment	10	5,443	19	8,733
Commercial and agricultural	5	2,770	7	2,454
Commercial real estate	25	17,585	29	24,392
Residential land development	17	19,063	13	25,295
Government guaranteed loans	1	137	2	143
Indirect auto, auto and consumer loans	42	409	97	1,078
		$55,697		$72,833

Net activity relating to nonaccrual loans during the first quarter of 2010 is as follows:

Nonaccrual Loan Activity (Other Than Indirect Auto and Consumer)
(Dollars in thousands)

Nonaccrual loans at December 31, 2009	$71,755
Returned to accrual	(764)
Net principal paid down on nonaccrual loans	(2,644)
Charge-offs	(4,893)
Loans foreclosed – transferred to OREO	(21,975)
Loans placed on nonaccrual	13,809
Nonaccrual loans at March 31, 2010	$55,288

An expanded analysis of the more significant loans classified as nonaccrual during the first quarter of 2010 and remaining classified as of March 31, 2010, is as follows:

Significant Nonaccrual Loans (Other Than Indirect Auto and Consumer)
(Dollars in thousands)
Collateral Description	Original Loan Amount	Original Loan to Value (Based on Original Appraisal)	Current Loan Amount	Specific Allocation of Reserve in Allowance for Loan Losses at March 31, 2010	Amount Charged Against Allowance for Loan Losses During the Quarter Ended March 31, 2010	Impact on the Provision for Loan Losses During the Quarter Ended March 31, 2010 (1)
Arising in First Quarter 2010
Commercial lots in SW Florida	$3,840	54%	$3,749	$713	$-	$713
Commercial lots in SW Florida	1,450	76%	1,383	49	-	49
Commercial 1-4 family residential	1,391	73%	1,228	-	-	-
Commercial real estate SW Florida	1,700	65%	1,153	266	-	266
Waterfront residential 1-4 family home	1,050	32%	1,023	-	-	-
Office condos SW Florida	895	82%	815	23	-	23
Residential 1-4 family home	743	71%	734	89	-	89
Numerous smaller balance primarily 1-4 family residential and commercial real estate loans			2,788	262	377	322
		Total	$12,873	$1,402	$377	$1,462

Nonaccrual Prior to First Quarter 2010 Remaining on Nonaccrual at March 31, 2010
Commercial 1-4 family residential	$1,640	75%	$1,337	$102	$20	$(10)
Commercial real estate, business assets and accounts receivable	3,392	80%	3,357	2,438	-	1,000
Mixed use – developer	3,602	80%	2,300	17	-	17
Commercial real estate	1,720	78%	1,676	20	34	54
Vacant land – residential development	10,000	61%	5,198	188	414	414
Two restaurants SW Florida	5,099	57-70%	4,914	1,312	-	595
Two office buildings – developer	4,807	75%	2,222	176	41	41
Vacant land – residential development	4,750	42%	4,795	-	-	-
Office Building	1,118	66%	1,116	12	-	(8)
Numerous smaller balance primarily 1-4 family residential and commercial real estate loans			15,500	953	681	117
			$42,415	$5,218	$1,190	$2,220
		Total	$55,288	$6,620	$1,567	$3,682

Of the $12.9 million of loans placed on nonaccrual during the first quarter of 2010 included in the table above, $2.5 million related to loans which we reviewed during the quarter and determined that no specific reserves were necessary at such time. The remaining loans which were also reviewed during the quarter had allocated specific reserves of $1.4 million and, after related charge downs, resulted in the provision of additional specific reserves of $1.5 million during the quarter.

The three large loan relationships resulting in the majority of the balance of loans foreclosed had specific reserves of approximately $631,000 as of December 31, 2009. Charge-offs of $1.0 million relating to these loans were recorded during the quarter based upon current appraisals as of their respective foreclosure dates resulting in a net impact of approximately $389,000 on the provision for loan losses during the first quarter of 2010. Net activity relating to other real estate owned loans during the first quarter of 2010 is as follows:

OREO Activity
(Dollars in thousands)

OREO as of December 31, 2009	$21,352
Real estate acquired	21,975
Write-down of value	(637)
Properties sold	(1,741)
Other	129
OREO as of March 31, 2010	$41,078

An expanded analysis of the significant components of other real estate owned as of March 31, 2010 is as follows:

OREO Analysis as of March 31, 2010
(Dollars in thousands)
Property Description	Original Loan Amount	Original LTV	Carrying Value at March 31, 2010
Acquired in First Quarter of 2010
Luxury boutique hotel in Southwest Florida	$9,775	88%	$6,755
Bayfront land in the Florida Keys	5,622	54%	5,592
Vacant land in Southwest Florida	5,826	60%	5,014
Commercial 1-4 family residential Southwest Florida	2,138	74%	1,739
Five commercial 1-4 family residential loans Southwest Florida	1,933	73-80%	907
Commercial real estate (1 loan)			865
Other land (1 lot – 1 loan)			68
Other 1-4 family residential (2 loans)			701
			$21,641

Acquired Prior to the First Quarter
Seven undeveloped commercial lots	$13,500	50%	$9,422
Five 1-4 family residential condominiums (new construction unit	7,066	72%	4,134
Luxury 1-4 family residential in Southwest Florida	2,493	67%	2,494
Commercial Real Estate (3 Loans)			2,003
Other Land (3 Lots – 2 Loans)			1,177
Other 1-4 Family Residential (1 Loan)			207
			$19,437
Total OREO			$41,078

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $27.8 million and $29.1 million at March 31, 2010 and December 31, 2009, respectively.  Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans.  The result is that commercial real estate loans and commercial loans are classified into the following risk categories: Pass, Special Mention, Substandard or Loss.  The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classification and the estimated potential for loss.  The specific component relates to loans that are individually classified as impaired. Otherwise, we estimate an allowance for each risk category.  The general allocations to each risk category are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, residential mortgage, commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. Nonaccrual loans and restructured loans where loan term concessions benefitting the borrowers have been made are generally designated as impaired. Impaired loans presented in the table below include the $55.3 million of nonperforming loans included in the tables above, other than indirect auto and consumer loans, along with $21.2 million of restructured loans which are in compliance with modified terms and not reported as non-performing and other impaired loans which are not currently classified as non-accrual, but meet the criteria for classification as an impaired loan (i.e. loans for which the collection of all principal and interest amounts as specified in the original loan contract are not expected, or where management has substantial doubt that the collection will be as specified, but is still expected to occur in its entirety). Collectively, these loans comprise the potential problem loans individually considered along with historical portfolio loss experience and trends and other quantitative and qualitative factors applied to the balance of our portfolios in our evaluation of the adequacy of the allowance for loan losses.

If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows discounted using the loan’s original rate or at the fair value of collateral, less disposition costs, if repayment is expected solely from the collateral. Impaired loans are as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Loans with no allocated allowance for loan losses	$38,972	$60,629
Loans with allocated allowance for loan losses	73,254	87,823
Total	$112,226	$148,452

Amount of the allowance for loan losses allocated	$8,315	$9,040

Amount of nonaccrual loans classified as impaired	$55,288	$71,755

	March 31, 2010
(Dollars in thousands)	Total Impaired Loans	Impaired Loans With Allocated Allowance	Amount of Allowance Allocated	Impaired Loans With No Allocated Allowance
Commercial	$6,027	$3,798	$2,036	$2,229
Commercial Real Estate	88,340	56,931	4,885	31,409
Residential	15,474	10,509	1,074	4,965
Consumer	690	690	255	-
HELOC	1,695	1,326	65	369
Total	$112,226	$73,254	$8,315	$38,972

	December 31, 2009
(Dollars in thousands)	Total Impaired Loans	Impaired Loans With Allocated Allowance	Amount of Allowance Allocated	Impaired Loans With No Allocated Allowance
Commercial	$6,210	$4,847	$1,455	$1,363
Commercial Real Estate	123,452	70,868	5,455	52,584
Residential	16,261	10,158	1,704	6,103
Consumer	699	699	274	-
HELOC	1,830	1,251	152	579
Total	$148,452	$87,823	$9,040	$60,629

Indirect auto loans and consumer loans generally are not analyzed individually and or separately identified for impairment disclosures.  These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors mentioned above.

Based on an analysis performed by management at March 31, 2010, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon our recent historical loss experience, the level of non-performing and delinquent loans, information known today and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Subsequent to the end of the quarter, a loan relationship totaling $12.5 million, cross-collateralized principally by auto dealerships and commercially zoned land in southwest Florida was placed on nonaccrual. At December 31, 2009 and March 31, 2010, these loans were classified as impaired and considered in our estimates of the required allowance for loan losses. Based upon our quarterly impairment analysis, we concluded that no specific allocation was necessary on this loan relationship at March 31, 2010. The customer is marketing the underlying collateral for sale and currently has $5.1 million of the underlying collateral properties under contract. As of April 30, 2010, nonperforming loans were $64.9 million, or 5.8% of total loans and non-performing assets increased to approximately $108.5 million.

As previously discussed in Note 6 to the unaudited consolidated financial statements, TIB Bank has entered into a Memorandum of Understanding with bank regulatory agencies. In addition to increasing capital ratios, the Bank has agreed to improve its asset quality by reducing the balance of assets classified substandard and doubtful in the report from the most recent regulatory examination through collection, disposition, charge-off or improvement in the credit quality of the loans. Further, the Bank has agreed to make every effort to reduce its risk in its concentration in commercial real estate consistent with the Interagency Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices. In addition the Bank agreed to establish appropriate concentration limits and sublimits by types of loans and collateral and adopt appropriate timelines to achieve those limits as a percent of capital and to report our progress to the regulators on a quarterly basis.

Capital and Liquidity

Capital

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with Bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At March 31, 2010 and December 31, 2009, these elevated capital ratios were not met, however, the Bank maintained levels required to be adequately capitalized with a Tier 1 leverage capital ratio of 4.7% and a total risk-based capital ratio of 8.1% at March 31, 2010.

If a bank is classified as adequately capitalized the bank is subject to certain restrictions.  One of the restrictions is that the bank may not accept, renew or roll over any brokered deposits (including CDARs deposits) without being granted a waiver of the prohibition by the FDIC. As of March 31, 2010, we had $44.8 million of brokered deposits consisting of $26.3 million of reciprocal CDARs deposits and $18.4 million of traditional brokered and one-way CDARs deposits representing approximately 3.3% of our total deposits. $29.5 million of CDARs deposits and $2.9 million of traditional brokered deposits mature within the next twelve months. An inability to roll over or raise funds through CDARs deposits or brokered deposits could have a material adverse impact on our liquidity.  Additional restrictions include limitations on deposit pricing, the preclusion from paying “golden parachute” severance payments and the requirement to notify the bank regulatory agencies of certain significant events.

The Company's policy is to maintain capital in excess of the levels required to be Well Capitalized for regulatory purposes.  As of March 31, 2010, the Company’s ratio of total capital to risk-weighted assets was 8.1% and the leverage ratio was 3.7% which fell below the 4.0% level required to be considered adequately capitalized.  The decline in the leverage ratio from December 31, 2009 is primarily related to net losses incurred.

On December 5, 2008, under the U.S. Department of Treasury’s (the “Treasury”) Capital Purchase Program (the “CPP”) established under the Troubled Asset Relief Program (the “TARP”) that was created as part of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company issued to Treasury 37,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $0.10 par value, having a liquidation amount of $1,000 per share, and a ten-year warrant to purchase 1,106,389 shares of common stock at an exercise price of $5.02 per share, for aggregate proceeds of $37.0 million. Approximately $32.9 million was allocated to the initial carrying value of the preferred stock and $4.1 million to the warrant based on their relative estimated fair values on the issue date. The fair value of the preferred stock was determined using a discount rate of 13% and an assumed life of 10 years and resulted in an estimated fair value of $23.1 million. The fair value of the warrant was determined using the Black-Scholes Model utilizing a 0% dividend yield, a 2.67% risk-free interest rate, a 43% volatility assumption and 10 year expected life. These assumptions resulted in an estimated fair value of $2.9 million for the warrant. Both the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment in accordance with customary anti-dilution provisions and upon certain issuances of the Company’s common stock or stock rights at less than 90% of market value. The $37.0 million of proceeds received were allocated between the preferred stock and the warrant based on their relative fair values. This resulted in the preferred stock being recognized at a discount from its $37.0 million liquidation preference by an amount equal to the relative fair value of the warrant. The discount is currently being accreted using the constant effective yield method over the first five years. Accretion in the amount of $189,000 and $246,000 was recorded during the first three months of 2010 and 2009, respectively. During the first three months of 2009 $360,000 of dividends were recorded.  The total capital raised through this issue qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.

Cumulative preferred stock dividends are payable quarterly at a 5% annual rate on the per share liquidation amount for the first five years and 9% thereafter. Under the original terms of the CPP, the Company may not redeem the preferred stock for three years unless it finances the redemption with the net cash proceeds from sales of common or preferred stock that qualify as Tier 1 regulatory capital (qualified equity offering), and only once such proceeds total at least $9.3 million. All redemptions, whether before or after the first three years, would be at the liquidation amount per share plus accrued and unpaid dividends and are subject to prior regulatory approval.

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

Due to the contracting economic conditions, the higher level of nonperforming assets, general regulatory initiatives to increase capital levels, the potential for further operating losses and the agreement to move in good faith to increase its capital, the Company is evaluating its capital position and is proceeding with plans to increase its capital. This may result in the issuance of additional shares of common stock or securities convertible into common stock. While management believes we have sufficient capital to continue as a going concern, if we are unable to raise additional capital and/or we incur significant additional losses and are unable to comply with the terms of the informal agreement, uncertainty arises about our ability to continue as a going concern and we may be subject to further regulatory enforcement actions. We have been meeting with potential investors and with the recent announcement of our stock offering terms with Patriot Financial Partners, L.P., we are moving forward with efforts to raise additional capital during the second or third quarters.

Liquidity

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity.  The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported in its most recent quarterly financial information submitted to the Federal Home Loan Bank and subject to the pledging of sufficient collateral.  At March 31, 2010, there were $125.0 million in advances outstanding in addition to $25.3 million in letters of credit including $25.1 million used in lieu of pledging securities to the State of Florida to collateralize governmental deposits.  On January 7, 2010, the FHLB notified the Bank that the credit availability has been rescinded and the rollover of existing advances outstanding is limited to twelve months or less.

The Bank has unsecured overnight federal funds purchased accommodations up to a maximum of $7.5 million from its correspondent bank and a secured repurchase agreement with a maximum credit availability of $23.6 million..  As of March 31, 2010, collateral availability under our agreement with the Federal Reserve Bank of Atlanta (“FRB”) provides for up to $86.4 million of borrowing availability from the FRB discount window. We believe that we have adequate funding sources through unused borrowing capacity from our correspondent banks and FRB, available cash, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

As of March 31, 2010, our holding company had cash of approximately $359,000.   This cash is available for providing capital support to the subsidiary bank and for other general corporate purposes. The Company received a request from the Federal Reserve Bank of Atlanta for the Company’s Board of Directors to adopt a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the Reserve Bank.  The Board adopted this resolution on October 5, 2009.  The Company has notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. In January 2010, the Company notified the trustees of its $8 million trust preferred securities due September 7, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payment due March 2010.  The Company has also notified the Treasury of its election to defer the dividend payment on the Series A preferred stock issued under TARP beginning in November 2009. Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock, or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due. If dividends on the Series A preferred stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company. At this time it is unlikely that the Company will resume payment of cash dividends on its common stock for the foreseeable future. As previously announced, we have been meeting with potential investors and with the recent announcement of our agreement of stock offering terms for the placement of up to $25.0 million with Patriot Financial Partners, L.P., we are moving forward to raise additional capital during the second quarter.

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

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$362,726	$88,802	$69,932	$468,795	$136,353	$1,126,608
Investment securities-taxable	5,135	-	10,048	3,011	282,653	300,847
Investment securities-tax exempt	-	-	276	2,103	2,222	4,601
Marketable equity securities	250	-	-	-	-	250
FHLB stock	10,447	-	-	-	-	10,447
Interest-bearing deposits in other banks	129,051	-	-	-	-	129,051
Total interest-earning assets	507,609	88,802	80,256	473,909	421,228	1,571,804

Interest-bearing liabilities:
NOW accounts	197,058	-	-	-	-	197,058
Money market	192,127	-	-	-	-	192,127
Savings deposits	78,649	-	-	-	-	78,649
Time deposits	104,269	107,729	373,794	114,981	43	700,816
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	99,693	-	10,000	115,000	-	224,693
Total interest-bearing liabilities	696,796	107,729	383,794	229,981	8,043	1,426,343

Interest sensitivity gap	$(189,187)	$(18,927)	$(303,538)	$243,928	$413,185	$145,461

Cumulative interest sensitivity gap	$(189,187)	$(208,114)	$(511,652)	$(267,724)	$145,461	$145,461

Cumulative sensitivity ratio	(12.0%)	(13.2%)	(32.6%)	(17.0%)	9.3%	9.3%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above.  Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  Due to the recent rapidly declining interest rate environment and highly competitive deposit pricing, we have not been able to reduce the cost of our deposits as quickly and to the same extent as the decline in our earning asset yield. Approximately 15% of our deposit funding is comprised of non-interest-bearing liabilities and total interest-earning assets are substantially greater than the total interest-bearing liabilities. Therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. We expect loan and investment yields and deposit costs to remain relatively stable in the near term. The predominant drivers to increase net interest income are the composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments.  The Bank uses the same credit policies in making commitments to extend credit and generally use the same credit policies for letters of credit as it does for on-balance sheet instruments.

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At March 31, 2010, total unfunded loan commitments were approximately $65.6 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At March 31, 2010, commitments under standby letters of credit aggregated approximately $2.0 million.

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

The estimated interest rate risk as of March 31, 2010 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset Liability modeling.  The model derives expected interest income and interest expense resulting from an immediate two percentage point increase or decrease parallel shift in the yield curve.  The standard parallel yield curve shift uses the implied forward rates and a parallel shift in interest rates to measure the relative risk of change in the level of interest rates.

The analysis indicates an immediate 200 basis point parallel interest rate increase would result in a decrease in net interest income of approximately $408,000 or -1% over a twelve month period.

A non-parallel yield curve twist is used to estimate risk related to the level of interest rates and changes in the slope or shape of the yield curve using static rates.  The increase or decrease steepening/twist of the yield curve is “ramped” over a twelve month period. Yield curve twists change both the level and slope of the yield curve, are more realistic than parallel yield curve shifts and are more useful for planning purposes.  As an example, a 300 basis point yield curve twist increase would result in short term rates increasing 300 basis points and long term rates would increase approximately 100 basis points over a 12 month period. This scenario reflects a potential rapid shift in monetary policy by the Federal Reserve which could occur if the Federal Reserve increased short term rates by 300 basis points over a 12 month period.

 Such a 300 basis point yield curve twist increase is projected to result in a decrease in net interest income of approximately $1,051,000 or -2% over a twelve month period.

The projected impact on our net interest income of a 200 basis point parallel increase of the yield curve and a 300 basis point yield curve twist increase of short-term rates are summarized below.

	March 31, 2010
	Parallel Shift	Twist
Twelve Month Period	+2%	+300%/100%

Percentage change in net interest income	-1%	-2%

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the three month period ended March 31, 2010  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1a. Risk Factors

There has not been any material change in the risk factor disclosure from that contained in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Other Information

Not applicable.

Item 5.  Exhibits

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

TIB FINANCIAL CORP.
Date: May 14, 2010	/s/ Thomas J. Longe
Thomas J. Longe Vice-Chairman, Chief Executive Officer and President

Date: May 14, 2010	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)