Form 10-Q
period 2010-06-30
TIB FINANCIAL CORP.
filed 2010-08-13
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		14,887,922
Class		Outstanding as of July 31, 2010

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended June 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands, except per share amounts)
	June 30, 2010	December 31, 2009

Assets
Cash and due from banks	$157,876	$167,402

Investment securities available for sale	282,621	250,339

Loans, net of deferred loan costs and fees	1,101,672	1,197,516
Less: Allowance for loan losses	27,710	29,083
Loans, net	1,073,962	1,168,433

Premises and equipment, net	51,480	40,822
Goodwill	622	622
Intangible assets, net	5,888	6,667
Other real estate owned	38,699	21,352
Accrued interest receivable and other assets	47,917	49,770
Total Assets	$1,659,065	$1,705,407

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$178,159	$171,821
Interest-bearing	1,163,572	1,197,563
Total deposits	1,341,731	1,369,384

Federal Home Loan Bank (FHLB) advances	125,000	125,000
Short-term borrowings	73,894	80,475
Long-term borrowings	63,000	63,000
Accrued interest payable and other liabilities	16,404	12,030
Total liabilities	1,620,029	1,649,889

Shareholders’ equity
Preferred stock – $.10 par value: 5,000,000 shares authorized, 37,000 shares issued and outstanding, liquidation preference of $38,645 and $37,697, respectively	34,110	33,730
Common stock - $.10 par value: 750,000,000 and 100,000,000 shares authorized, 14,961,376 shares issued, 14,887,922 shares outstanding	1,496	1,496
Additional paid in capital	74,929	74,673
Accumulated deficit	(69,524)	(49,994)
Accumulated other comprehensive loss	(1,406)	(3,818)
Treasury stock, at cost, 73,454 shares	(569)	(569)
Total shareholders’ equity	39,036	55,518

Total Liabilities and Shareholders’ Equity	$1,659,065	$1,705,407

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$14,636	$17,352	$30,635	35,191
Investment securities:
Taxable	2,229	3,410	4,373	6,314
Tax-exempt	41	74	108	149
Interest-bearing deposits in other banks	75	20	149	40
Federal Home Loan Bank stock	7	-	10	(19)
Federal funds sold and securities purchased under agreements to resell	-	2	-	5
Total interest and dividend income	16,988	20,858	35,275	41,680

Interest expense
Deposits	4,509	7,151	9,411	15,050
Federal Home Loan Bank advances	1,181	1,279	2,395	2,685
Short-term borrowings	25	26	48	50
Long-term borrowings	671	708	1,325	1,444
Total interest expense	6,386	9,164	13,179	19,229

Net interest income	10,602	11,694	22,096	22,451

Provision for loan losses	7,700	5,763	12,625	11,072
Net interest income after provision for loan losses	2,902	5,931	9,471	11,379

Non-interest income
Service charges on deposit accounts	839	1,202	1,754	2,168
Fees on mortgage loans originated and sold	481	318	764	433
Investment advisory and trust fees	313	228	620	421
Loss on sale of indirect auto loans	-	-	(346)	-
Other income	868	489	1,481	998
Investment securities gains (losses), net	993	835	2,635	1,454
Other-than-temporary impairment losses on investments prior to April 1, 2009 adoption of ASC 320-10-65-1	-	-	-	(23)
Other-than-temporary impairment losses on investments subsequent to April 1, 2009
Gross impairment losses	-	(740)	-	(740)
Less: Impairments recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized in earnings subsequent to April 1, 2009	-	(740)	-	(740)
Total non-interest income	3,494	2,332	6,908	4,711

Non-interest expense
Salaries and employee benefits	6,413	7,068	13,249	14,448
Net occupancy and equipment expense	2,273	2,438	4,557	4,590
Foreclosed asset related expense	5,149	1,086	6,249	1,406
Other expense	6,660	5,566	11,474	9,081
Total non-interest expense	20,495	16,158	35,529	29,525

Loss before income taxes	(14,099)	(7,895)	(19,150)	(13,435)

Income tax benefit	-	(3,008)	-	(5,090)

Net Loss	$(14,099)	$(4,887)	$(19,150)	$(8,345)
Preferred dividends earned by preferred shareholders and discount accretion	669	650	1,329	1,358
Net loss allocated to common shareholders	$(14,768)	$(5,537)	$(20,479)	$(9,703)

Basic and diluted loss per common share	$(0.99)	$(0.37)	$(1.38)	$(0.66)

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2010	37,000	$33,919	14,887,922	$1,496	$74,823	$(55,234)	$(3,649)	$(569)	$50,786
Comprehensive loss:
Net loss						(14,099)			(14,099)
Other comprehensive income
Net market valuation adjustment on securities available for sale							3,236
Less: reclassification adjustment for gains							(993)
Other comprehensive income:									2,243
Comprehensive loss									(11,856)
Preferred stock discount accretion		191				(191)			-
Stock-based compensation					106				106
Balance, June 30, 2010	37,000	$34,110	14,887,922	$1,496	$74,929	$(69,524)	$(1,406)	$(569)	$39,036

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2009	37,000	$33,166	14,895,143	$1,497	$73,768	$10,204	$(214)	$(569)	$117,852
Comprehensive loss:
Net loss						(4,887)			(4,887)
Other comprehensive loss, net of tax:
Net market valuation adjustment on securities available for sale							(608)
Less: reclassification adjustment for gains, net of tax expense of $36							(59)
Other comprehensive loss, net of tax benefit of $403									(667)
Comprehensive loss									(5,554)
Preferred stock discount accretion		188				(188)			-
Stock-based compensation and related tax effect					133				133
Common stock dividends declared, 1%					407	(407)			-
Cash dividends declared, preferred stock						(463)			(463)
Balance, June 30, 2009	37,000	$33,354	14,895,143	$1,497	$74,308	$4,259	$(881)	$(569)	$111,968

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	37,000	$33,730	14,887,922	$1,496	$74,673	$(49,994)	$(3,818)	$(569)	$55,518
Comprehensive loss:
Net loss						(19,150)			(19,150)
Other comprehensive income
Net market valuation adjustment on securities available for sale							5,047
Less: reclassification adjustment for gains							(2,635)
Other comprehensive income:									2,412
Comprehensive loss									(16,738)
Preferred stock discount accretion		380				(380)			-
Stock-based compensation					256				256
Balance, June 30, 2010	37,000	$34,110	14,887,922	$1,496	$74,929	$(69,524)	$(1,406)	$(569)	$39,036

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts)

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2009	37,000	$32,920	14,895,143	$1,497	$73,148	$14,737	$(619)	$(569)	$121,114
Comprehensive loss:
Net loss						(8,345)			(8,345)
Other comprehensive loss, net of tax benefit:
Net market valuation adjustment on securities available for sale							169
Less: reclassification adjustment for gains, net of tax expense of $260							(431)
Other comprehensive loss, net of tax benefit of $158									(262)
Comprehensive loss									(8,607)
Issuance costs associated with preferred stock issued					(48)				(48)
Preferred stock discount accretion		434				(434)			-
Stock-based compensation and related tax effect					332				332
Common stock dividends declared, 1%					876	(876)			-
Cash dividends declared, preferred stock						(823)			(823)
Balance, June 30, 2009	37,000	$33,354	14,895,143	$1,497	$74,308	$4,259	$(881)	$(569)	$111,968

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(19,150)	$(8,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,267	2,216
Provision for loan losses	12,625	11,072
Deferred income tax benefit (loss)	-	(6,461)
Investment securities net realized gains	(2,635)	(1,454)
Net amortization of investment premium/discount	1,588	847
Write-down of investment securities	-	763
Stock-based compensation	256	370
(Gain)/Loss on sales of OREO	111	182
OREO valuation adjustments	4,776	801
Loss on the sale of indirect auto loans	346	-
Other	264	260
Mortgage loans originated for sale	(37,650)	(23,297)
Proceeds from sales of mortgage loans	36,264	21,706
Fees on mortgage loans sold	(764)	(395)
Change in accrued interest receivable and other assets	3,819	647
Change in accrued interest payable and other liabilities	4,834	1,772
Net cash provided by operating activities	6,951	684

Cash flows from investing activities:
Purchases of investment securities available for sale	(265,628)	(497,814)
Sales of investment securities available for sale	188,601	290,916
Repayments of principal and maturities of investment securities available for sale	48,202	105,489
Net cash received in acquisition of operations - Riverside Bank of the Gulf Coast	-	271,398
Net (purchase) sale of FHLB stock	-	1,277
Principal repayments on loans, net of loans originated or acquired	29,752	(22,490)
Purchases of premises and equipment	(12,350)	(1,252)
Proceeds from sales of loans	25,767	-
Proceeds from sale of OREO	3,604	2,038
Proceeds from disposal of equipment	41	18
Net cash provided by investing activities	17,989	149,580

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	(87,461)	85,803
Net increase (decrease) in time deposits	96,853	(52,486)
Net change in brokered time deposits	(37,277)	(93,399)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(6,581)	11,755
Repayment of long term FHLB advances	-	(7,900)
Net change in short term FHLB advances	-	(70,000)
Income tax effect related to stock-based compensation	-	(38)
Net proceeds from issuance costs of preferred stock and common warrants	-	(48)
Cash dividends paid to preferred shareholders	-	(823)
Net cash used in financing activities	(34,466)	(127,136)

Net increase in cash and cash equivalents	(9,526)	23,128
Cash and cash equivalents at beginning of period	167,402	73,734
Cash and cash equivalents at end of period	$157,876	$96,862

Supplemental disclosures of cash paid:
Interest	$10,999	$18,857
Income taxes	-	-
Supplemental information:
Fair value of noncash assets acquired	$-	$49,193
Fair value of liabilities assumed	-	320,594
Transfer of loans to OREO	25,702	8,780
Transfer of OREO to Premises and Equipment	-	2,941
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

The consolidated statements include the accounts of TIB Financial Corp. and its wholly-owned subsidiaries, TIB Bank and subsidiaries and Naples Capital Advisors, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The share and per share amounts discussed throughout this document have been adjusted to account for the effects of three one percent stock dividends declared by the Board of Directors during 2009 which were distributed April 10, 2009, July 10, 2009 and October 10, 2009 to all TIB Financial Corp. common shareholders of record as of March 31, 2009, June 30, 2009 and September 30, 2009, respectively.

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning) and the term “Bank” means TIB Bank.

Recent losses, Regulatory Agreements and Definitive Investment Agreement

           The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described below create uncertainty about the Company’s ability to continue as a going concern.

The Company recorded net losses of $61,548, $20,930 and $2,421 in 2009, 2008 and 2007, respectively, for a three year total of $84,899. During the first half of 2010, additional net losses of $19,150 were recorded.  It is important for us to reduce our rate of credit loss, strengthen the financial position of the Company and TIB Bank and execute the following plans.

On July 2, 2009, the Bank entered into a Memorandum of Understanding, which is an informal agreement, with bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At December 31, 2009, these elevated capital ratios were not met.  As of June 30, 2010, the Company and Bank were considered undercapitalized under the regulatory capital guidelines.

On July 2, 2010, the Bank entered a Consent Order with the bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 Capital ratio of at least 8% of total assets and a Total Risk Based Capital ratio of at least 12% within 90 days. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order supersedes the Memorandum of Understanding.

On June 29, 2010, the Company and the Bank entered into a definitive agreement with North American Financial Holdings, Inc. (“NAFH”) for the investment of up to $350,000 in TIB through the purchase of common stock, preferred stock and warrant.  Pursuant to the definitive agreement, the Company agreed to sell to NAFH, at the closing of the investment, 700 million shares of its common stock at a purchase price of $0.15 per share and 70,000 shares of newly created mandatorily convertible participating voting preferred stock at a purchase price of $1,000 per share for a cumulative total of $175,000.  The preferred stock will have a liquidation preference of $1,000 per share and each share of preferred stock will be convertible into a number of shares of the Company’s common stock equal to the liquidation preference divided by $0.15 (subject to customary anti-dilution adjustments).  After giving effect to the NAFH investment, it is expected that NAFH would own approximately 99% of the Company’s common stock (on an as-converted basis).  The Company also intends to conduct a rights offering to legacy shareholders of rights to purchase up to 149 million shares of common stock at a price of $0.15 per share, which would raise up to $22,400, which would equate to 12% of the Company’s pro-forma fully diluted equity.  The record date for the rights offering was July 12, 2010.  In addition, during the 18-month period following the closing, NAFH will have the right to invest up to an additional $175,000 in preferred stock and/or common stock on the above terms.  Upon closing of the investment, each of the Company and the Bank will add experienced bankers R. Eugene (Gene) Taylor, Christopher (Chris) G. Marshall, R. Bruce Singletary and Kenneth (Ken) A. Posner to its board of directors, along with other directors to be designated by NAFH.  The investment is subject to satisfaction or waiver of certain closing conditions, including reaching an agreement with the U.S. Department of the Treasury (Treasury) to repurchase the preferred stock and warrant issued under the Troubled Asset Relief Program Capital Purchase Program on terms acceptable to NAFH, the receipt by NAFH and the Company of the requisite governmental and regulatory approvals as well as the approval of the NASDAQ Stock Market to issue the common stock, preferred stock and warrant in reliance on the shareholder approval exemptions set forth in NASDAQ Rule 5635(f). While the NAFH investment is expected to close in the third quarter of 2010, there is no assurance it will close during the quarter, or ever.  At this time, all the applications required to be filed with regulatory agencies have been filed and we have reached an agreement on the significant terms on the repurchase of the Preferred Stock and warrant issued to the Treasury under the TARP Capital Purchase Program. Upon consummation of the investment it is estimated that both the Company and the Bank will be well capitalized and the Bank will be in compliance with the required capital ratios of the Consent Order.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

If the investment by NAFH is not consummated, the Board of Directors and management team intend to seek other strategic alternatives including but not limited to the sale of certain assets, all or a portion of the Company, or seeking a complementary partner in a merger of equals or where the Company is acquired. There is no assurance the Company will be successful in entering into any agreement or closing such an alternative transaction.

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

Additional information with regard to the Company’s methodology and reporting of investment securities,  the allowance for loan losses and earnings per common share is included in the 2009 Annual Report on Form 10-K.

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

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses incurred by the Company over the last three years coupled with the expectation that our future realization of deferred taxes will be limited as a result of the planned investment by NAFH. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at June 30, 2010 and December 31, 2009.

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

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Note 2 – Investment Securities

The amortized cost, estimated fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income of investment securities available for sale at June 30, 2010 and December 31, 2009 are presented below:

	June 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$28,774	$64	$-	$28,838
States and political subdivisions—tax exempt	2,992	86	-	3,078
States and political subdivisions—taxable	2,311	-	45	2,266
Marketable equity securities	12	164	-	176
Mortgage-backed securities—residential	242,439	3,085	40	245,484
Corporate bonds	2,880	-	859	2,021
Collateralized debt obligation	4,992	-	4,234	758
	$284,400	$3,399	$5,178	$282,621

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$29,232	$24	$84	$29,172
States and political subdivisions—tax exempt	7,754	307	-	8,061
States and political subdivisions—taxable	2,313	-	101	2,212
Marketable equity securities	12	-	4	8
Mortgage-backed securities—residential	207,344	2,083	1,312	208,115
Corporate bonds	2,878	-	866	2,012
Collateralized debt obligation	4,996	-	4,237	759
	$254,529	$2,414	$6,604	$250,339

Proceeds from sales and calls of securities available for sale were $118,645 and $208,603 for the three and six months ended June 30, 2010, respectively. Gross gains of approximately $993 and $2,635 were realized on these sales and calls during the three and six months ended June 30, 2010, respectively.

The estimated fair value of investment securities available for sale at June 30, 2010 by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2010
	Fair Value	Amortized Cost
Due in one year or less	$276	$275
Due after one year through five years	22,538	22,476
Due after five years through ten years	1,681	1,637
Due after ten years	12,466	17,561
Marketable equity securities	176	12
Mortgage-backed securities - residential	245,484	242,439
	$282,621	$284,400

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
June 30, 2010	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$-	$-	$-	$-	$-	$-
States and political subdivisions—tax exempt	-	-	-	-	-	-
States and political subdivisions—taxable	-	-	2,266	45	2,266	45
Mortgage-backed securities - residential	21,917	40	-	-	21,917	40
Corporate bonds	-	-	2,021	859	2,021	859
Collateralized debt obligation	-	-	758	4,234	758	4,234
Total temporarily impaired	$21,917	$40	$5,045	$5,138	$26,962	$5,178

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$5,034	$84	$-	$-	$5,034	$84
States and political subdivisions—tax exempt	-	-	275	-	275	-
States and political subdivisions-taxable	-	-	2,212	101	2,212	101
Marketable equity securities	8	4	-	-	8	4
Mortgage-backed securities - residential	98,746	1,206	10,542	106	109,288	1,312
Corporate bonds	-	-	2,012	866	2,012	866
Collateralized debt obligation	-	-	759	4,237	759	4,237
Total temporarily impaired	$103,788	$1,294	$15,800	$5,310	$119,588	$6,604

Other-Than-Temporary-Impairment

The Company views the unrealized losses in the above table to be temporary in nature for the following reasons.  First, the declines in fair values are mostly due to an increase in spreads due to risk and volatility in financial markets.  Excluding the taxable state and political subdivision securities, corporate bonds and collateralized debt obligation, these securities are primarily AAA rated securities and have experienced no significant deterioration in value due to credit quality concerns and the magnitude of the unrealized losses of approximately 3% or less of the amortized cost of those securities with losses is consistent with normal fluctuations of value due to the volatility of market interest rates.  The nature of what makes up the security portfolio is determined by the overall balance sheet of the Company and currently it is suitable for the Company’s security portfolio to be primarily comprised of fixed rate securities. Fixed rate securities will by their nature react in price inversely to changes in market rates and that is liable to occur in both directions.

We own a municipal bond guaranteed by a state housing finance agency which is currently rated “A-”, a corporate bond of a large financial institution which is currently rated “BB” and a collateralized debt obligation secured by debt obligations of banks and insurance companies which was rated “CC” at June 30, 2010, whose fair values have declined more than 4% below their original cost.  We believe these declines in fair value relate to a significant widening of interest rate spreads associated with these securities.  While these securities have experienced deterioration in credit quality, we have evaluated these securities and have determined that these securities have not experienced a credit loss.  As we have the intent to hold and it is not more likely than not that we will be required to sell these securities before their fair market value recovers, they are not other than temporarily impaired as of June 30, 2010 or December 31, 2009.

Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our intention with regard to holding the security and whether it is more likely than not that we will be required to sell the security. Future declines in the fair value of these or other securities may result in impairment charges which may be material to the financial condition and results of operations of the Company.

As of June 30, 2010, the Company’s security portfolio consisted of 50 security positions, 6 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s collateralized debt obligation, corporate bonds and mortgage-backed and other securities, as discussed below:

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Mortgage-backed securities

At June 30, 2010, the Company owned residential mortgage backed securities guaranteed by U.S. Government agencies and corporations. The fair values of certain of these securities have declined since we acquired them due to wider spreads required by the market or changes in market interest rates.

Corporate bonds

At June 30, 2010, the Company owned corporate bonds issued by one of the largest banking and financial institutions in the United States. These bonds had been downgraded to “B” due to increased credit concerns, however recently the rating agencies upgraded these bonds to “BB”.  The institution has received significant capital investment from the United States Treasury under the Capital Purchase Program/TARP and its financial performance is beginning to improve and it recently repaid the capital investment from the United States Treasury. As the Company does not have the intent to sell these bonds and it is likely that it will not be required to sell the bonds before their anticipated recovery, the Company does not consider these bonds to be other-than-temporarily impaired at June 30, 2010.

Collateralized debt obligation

The Company owns a collateralized debt security collateralized by trust preferred securities issued primarily by banks and several insurance companies. Our analysis of this investment falls within the scope of ASC 325-40. This security was rated high quality “AA” at the time of purchase, but at June 30, 2010, nationally recognized rating agencies rated this security as “CC.” The Company compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in the expected cash flows. The Company utilizes a discounted cash flow valuation model which considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults by issuers of the underlying trust preferred securities. Assumptions used in the model include expected future default rates. Interest payment deferrals are generally treated as defaults even though they may not actually result in defaults. As of June 30, 2010 and December 31, 2009, we engaged an independent third party valuation firm to estimate the fair value and credit loss potential of this security. Management reviewed the assumptions and methodology employed in these analyses and while the assumptions differ somewhat from period to period, the methodology of discounting estimated future cash flows based upon the expected performance of the underlying issuers collateralizing the security has not changed during 2010. Based upon the most recent analysis, as of June 30, 2010, management concluded that the unrealized loss does not meet the definition of other than temporary impairment under generally accepted accounting principles because no credit loss has been incurred. Additionally, we used the model to evaluate alternative scenarios with higher than expected default assumptions to evaluate the sensitivity of our default assumptions and the level of additional defaults required before a credit loss would be incurred.  This security remained classified as available for sale at June 30, 2010, and accounted for the $4,234 of unrealized loss in the collateralized debt obligation category at June 30, 2010. In arriving at the estimate of fair value for this security as of June 30, 2010, the model used a discount margin of 11% above the LIBOR forward interest rate curve and a projected cumulative default assumption of approximately 40%. As of June 30, 2010, the trustee’s most recent report indicated actual defaults and deferrals of approximately 33% net of assumed recoveries.

The table below presents a rollforward of the credit losses recognized in earnings for the three and six month period ended June 30, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Balance at beginning of period	$9,996	$9,996
Additions/Subtractions
Credit losses recognized during the period	-	-
Ending balance, June 30, 2010	$9,996	$9,996

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Note 3 – Loans

Major classifications of loans are as follows:

	June 30, 2010	December 31, 2009
Real estate mortgage loans:
Commercial	$649,679	$680,409
Residential	235,423	236,945
Farmland	13,571	13,866
Construction and vacant land	60,698	97,424
Commercial and agricultural loans	68,696	69,246
Indirect auto loans	25,918	50,137
Home equity loans	36,856	37,947
Other consumer loans	9,759	10,190
Total loans	1,100,600	1,196,164

Net deferred loan costs	1,072	1,352
Loans, net of deferred loan costs	$1,101,672	$1,197,516

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended June 30,		Six Month Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$27,829	$25,488	$29,083	$23,783
Provision for loan losses charged to expense	7,700	5,763	12,625	11,072
Loans charged off	(8,634)	(5,911)	(14,987)	(9,533)
Recoveries of loans previously charged off	815	106	989	124
Balance, June 30	$27,710	$25,446	$27,710	$25,446

Nonaccrual loans were as follows:

	As of June 30, 2010		As of December 31, 2009
Collateral Type	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	42	$11,116	36	$9,250
Home equity loans	9	1,377	8	1,488
Commercial 1-4 family investment	12	7,273	19	8,733
Commercial and agricultural	9	1,982	7	2,454
Commercial real estate	35	39,733	29	24,392
Land development	16	14,643	13	25,295
Government guaranteed loans	1	137	2	143
Indirect auto, auto and consumer loans	38	371	97	1,078
		$76,632		$72,833

Impaired loans were as follows:

	June 30, 2010	December 31, 2009
Loans with no allocated allowance for loan losses	$23,415	$60,629
Loans with allocated allowance for loan losses	88,354	87,823
Total	$111,769	$148,452

Amount of the allowance for loan losses allocated	$7,358	$9,040

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Note 5 – Earnings Per Share and Common Stock

Since we reported a net loss for each period reported, all outstanding stock options, restricted stock awards and warrants are considered anti-dilutive.  Loss per share has been computed based on 14,849,681 and 14,815,798 basic and diluted shares for the three months ended June 30, 2010 and 2009, respectively and 14,844,426 and 14,808,498 basic and diluted shares for the six months ended June 30, 2010 and 2009, respectively.  The dilutive effect of stock options, warrants and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Anti-dilutive stock options	793,690	681,907	804,529	690,884
Anti-dilutive unvested restricted stock awards	38,108	76,827	43,419	86,752
Anti-dilutive warrants	2,380,213	2,380,213	2,380,213	2,380,213

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios. At June 30, 2010, the Company and the Bank’s leverage capital ratios and total risk-based capital ratios fell below the levels required to be considered adequately capitalized.  At December 31, 2009, both the Bank and the Company maintained capital ratios to be considered adequately capitalized. These minimum ratios along with the actual ratios for the Company and the Bank at June 30, 2010 and December 31, 2009, are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	June 30, 2010 Actual	December 31, 2009 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥ 4.0%	2.7%	4.1%
TIB Bank	≥ 5.0%	≥ 4.0%	3.9%	4.8%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	4.0%	5.7%
TIB Bank	≥ 6.0%	≥ 4.0%	5.9%	6.8%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	7.1%	8.1%
TIB Bank	≥ 10.0%	≥ 8.0%	7.1%	8.1%

On July 2, 2009, the Bank entered into a Memorandum of Understanding, which is an informal agreement, with bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At December 31, 2009, these elevated capital ratios were not met.  On July 2, 2010, the Bank entered a Consent Order, which is a formal agreement, with the bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order supersedes the Memorandum of Understanding.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

On June 29, 2010, the Company and the Bank entered into a definitive agreement with NAFH for the investment of up to $350,000 in TIB through the purchase of common stock, preferred stock and a warrant.  Pursuant to the definitive agreement, the Company agreed to sell to NAFH, at the closing of the investment, 700 million shares of its common stock at a purchase price of $0.15 per share and 70,000 shares of newly created mandatorily convertible participating voting preferred stock at a purchase price of $1,000 per share for a cumulative total of $175,000.  The preferred stock will have a liquidation preference of $1,000 per share and each share of preferred stock will be convertible into a number of shares of the Company’s common stock equal to the liquidation preference divided by $0.15 (subject to customary anti-dilution adjustments).  After giving effect to the NAFH investment, it is expected that NAFH would own approximately 99% of the Company’s common stock (on an as-converted basis).  The Company also intends to conduct a rights offering to legacy shareholders of rights to purchase up to 149 million shares of common stock at a price of $0.15 per share, which would raise up to $22,400, which would equate to 12% of the Company’s pro-forma fully diluted equity.  The record date for the rights offering was July 12, 2010.  In addition, during the 18-month period following the closing, NAFH will have the right to invest up to an additional $175,000 in preferred stock and/or common stock on the above terms.  Upon closing of the investment, each of the Company and the Bank will add experienced bankers R. Eugene (Gene) Taylor, Christopher (Chris) G. Marshall, R. Bruce Singletary and Kenneth (Ken) A. Posner to its board of directors, along with other directors to be designated by NAFH.  The investment is subject to satisfaction or waiver of certain closing conditions, including reaching an agreement with the  Treasury to repurchase the preferred stock and warrant issued under the Troubled Asset Relief Program Capital Purchase Program on terms acceptable to NAFH, the receipt by NAFH and the Company of the requisite governmental and regulatory approvals as well as the approval of the NASDAQ Stock Market to issue the common stock, preferred stock and warrant in reliance on the shareholder approval exemptions set forth in NASDAQ Rule 5635(f).  While the NAFH investment is expected to close in the third quarter of 2010, there is no assurance it will close during such quarter, or ever.  At this time, all the applications required to be filed with regulatory agencies have been filed and we have reached an agreement on the significant terms on the repurchase of the Preferred Stock and warrant issued to the Treasury under the TARP Capital Purchase Program.

On July 16, 2010, the Company received a letter from the Treasury (the “Treasury Letter”) that indicated that the Treasury would be willing to consent to a proposal made by the Company to repurchase the Treasury Preferred Stock and the Warrant subsequent to the closing of the NAFH investment. The Company’s proposal provides for consideration for the repurchase of the Treasury Preferred Stock in the amount of 31% of the sum of (i) the aggregate liquidation preference ($37,000) and (ii) all accrued but unpaid dividends on the Treasury Preferred Stock as of the day prior to the signing of final documents. The consideration for the repurchase of the Warrant would be $40. Total consideration relating to the proposed repurchase would be approximately $12,070. The Treasury’s consent to the repurchase is subject to entering into final definitive documentation acceptable to the Treasury in its sole discretion. The Treasury Letter does not constitute an amendment to or modification or waiver of any term or provision of the Securities Purchase Agreement previously entered into between Treasury and the Company.

The Company has been advised by NAFH that the Treasury’s consent to the Company’s redemption of the Treasury Preferred Stock and repurchase of the Warrant for the consideration proposed by the Company as set forth in the Treasury Letter will satisfy the maximum price requirement specified in the definitive investment agreement for the repurchase of the Treasury Preferred Stock and the Warrant.  Upon consummation of the NAFH investment, it is estimated that both the Company and the Bank will be well capitalized and the Bank will be in compliance with the required capital ratios of the Consent Order.

If the investment by NAFH is not consummated, the Board of Directors and management team intend to seek other strategic alternatives including but not limited to the sale of certain assets, all or a portion of the Company, or seeking a complementary partner in a merger of equals or where the Company is acquired. There is no assurance the Company will be successful in entering into any agreement or closing such an alternative transaction.

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

Valuation of Collateralized Debt Securities

As of June 30, 2010, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of this security are Level 3 inputs. In determining its estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of this security are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of this security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers. Since the fourth quarter of 2009, we have engaged an independent third party valuation firm to estimate the fair value and credit loss potential of this security. Management reviewed the assumptions and methodology employed in this analysis. The valuation approach for the collateralized debt security did not change during the first six months of 2010.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

Valuation of Impaired Loans and Other Real Estate Owned

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses and other real estate owned is generally based on recent real estate appraisals and other available observable market information. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$28,838	$-	$28,838	$-
States and political subdivisions—tax exempt	3,078	-	3,078	-
States and political subdivisions—taxable	2,266	-	2,266	-
Marketable equity securities	176	-	176	-
Mortgage-backed securities—residential	245,484	-	245,484	-
Corporate bonds	2,021	-	2,021	-
Collateralized debt obligations	758	-	-	758
Available for sale securities	$282,621	$-	$281,863	$758

		Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$29,172	$-	$29,172	$-
States and political subdivisions—tax exempt	8,061	-	8,061	-
States and political subdivisions—taxable	2,212	-	2,212	-
Marketable equity securities	8	-	8	-
Mortgage-backed securities—residential	208,115	-	208,115	-
Corporate bonds	2,012	-	2,012	-
Collateralized debt obligations	759	-	-	759
Available for sale securities	$250,339	$-	$249,580	$759

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009 and  held at June 30, 2010 and 2009, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
	2010	2009
Beginning balance, April 1,	$769	$3,958
Included in earnings – other than temporary impairment	-	(740)
Included in other comprehensive income	(11)	(1,114)
Transfer in to Level 3	-	-
Ending balance June 30,	$758	$2,104

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
	2010	2009
Beginning balance, January 1,	$759	$4,275
Included in earnings – other than temporary impairment	-	(763)
Included in other comprehensive income	(1)	(1,408)
Transfer in to Level 3	-	-
Ending balance June 30,	$758	$2,104

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:
		Fair Value Measurements at June 30, 2010 Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$57,325	$-	$-	$57,325
Other real estate owned	38,699	-	-	38,699
Other repossessed assets	204	-	204	-

		Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$52,122	$-	$-	$52,122
Other real estate owned	21,352	-	-	21,352
Other repossessed assets	326	-	326	-

Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $64,007, with a valuation allowance of $6,682, as of June 30, 2010.  During the six months ended June 30, 2010, $5,884 of the allowance for loan losses was specifically allocated to collateral dependent impaired loans. The amounts of the specific allocations for impairment are considered in the overall determination of the reserve and provision for loan losses. Other real estate owned which is measured at the lesser of fair value less costs to sell or our recorded investment in the foreclosed loan had a carrying amount of $43,959, less a valuation allowance of $5,260 as of June 30, 2010. As a result of sales of foreclosed properties, receipt of updated appraisals, reduced listing prices or entering into contracts to sell these properties, valuation adjustments of $4,250 and $4,887 were recognized in our statements of operations during the three and six months ended June 30, 2010, respectively. Other repossessed assets are primarily comprised of repossessed automobiles and are measured at fair value as of the date of repossession. As a result of the disposition of repossessed vehicles, gains/(losses) of $(6)  and $46 were recognized in our statements of operations during the three and six months ended June 30, 2010, respectively. Collateral dependent impaired loans had a carrying amount of $60,413, with a valuation allowance of $8,291 as of December 31, 2009. Other real estate owned had a carrying amount of $22,147, less a valuation allowance of $795 as of December 31, 2009.

TIB Financial Corp.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousands except for share and per share amounts)

The carrying amounts and estimated fair values of financial instruments, at June 30, 2010 are as follows:

	June 30, 2010
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$157,876	$157,876
Investment securities available for sale	282,621	282,621
Loans, net	1,073,962	1,049,001
Federal Home Loan Bank and Independent Bankers’ Bank stock	10,735	NM
Accrued interest receivable	5,104	5,104

Financial liabilities:
Non-contractual deposits	$617,376	$617,376
Contractual deposits	724,355	730,078
Federal Home Loan Bank Advances	125,000	131,935
Short-term borrowings	73,894	73,888
Long-term repurchase agreements	30,000	30,276
Subordinated debentures	33,000	12,162
Accrued interest payable	7,637	7,637

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

Note 8 – Other Real Estate Owned

Activity in other real estate owned for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other real estate owned
Balance, beginning of period	$42,236	$6,327	$22,147	$5,582
Real estate acquired	4,293	7,727	25,702	8,646
Properties sold	(2,011)	(2,859)	(4,026)	(3,042)
Transfer to facilities used in operations	-	(2,941)	-	(2,941)
Other	(559)	3	136	12
Balance, June 30,	$43,959	$8,257	$43,959	$8,257

Valuation allowance
Balance, beginning of period	$(1,158)	$(1,295)	$(795)	$(1,259)
Additions charged to expense	(4,264)	(690)	(4,776)	(801)
Relieved due to sale of property	162	870	311	945
Balance, June 30,	$(5,260)	$(1,115)	$(5,260)	$(1,115)

Expenses related to foreclosed assets during period
Net loss (gain) on sales	$(13)	$181	$111	$182
Provision for unrealized losses	4,264	690	4,776	801
Operating expenses	898	215	1,362	423
	$5,149	$1,086	$6,249	$1,406

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2010, and statements of operations for the three and six months ended June 30, 2010.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2010. TIB Financial's results of operations include the operations of TIB Bank (the “Bank”) and Naples Capital Advisors, Inc. as well as the operations of nine former branches of Riverside Bank of the Gulf Coast (“Riverside”) subsequent to their assumption on February 13, 2009.

Definitive Investment Agreement

We are required by regulation to maintain adequate levels of capital to support our operations. On July 2, 2009, the Bank entered into a Memorandum of Understanding, which is an informal agreement, with bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At December 31, 2009, these elevated capital ratios were not met. On July 2, 2010, the Bank entered a Consent Order, a formal agreement with the bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 Capital ratio of at least 8% of total assets and a Total Risk Based Capital ratio of at least 12% within 90 days. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies.  The Consent Order supersedes the Memorandum of Understanding.

On June 29, 2010, the Company and the Bank entered into a definitive agreement with North American Financial Holdings, Inc. (“NAFH”) for the investment of up to $350 million in TIB through the purchase of common stock, preferred stock and a warrant.  Pursuant to the definitive agreement, the Company agreed to sell to NAFH, at the closing of the investment, 700 million shares of its common stock at a purchase price of $0.15 per share and 70,000 shares of newly created mandatorily convertible participating voting preferred stock at a purchase price of $1,000 per share for a cumulative total of $175 million.  The preferred stock will have a liquidation preference of $1,000 per share and each share of preferred stock will be convertible into a number of shares of the Company’s common stock equal to the liquidation preference divided by $0.15 (subject to customary anti-dilution adjustments).  After giving effect to the NAFH investment, it is expected that NAFH would own approximately 99% of the Company’s common stock (on an as-converted basis).  The Company also intends to conduct a rights offering to legacy shareholders of rights to purchase up to 149 million shares of common stock at a price of $0.15 per share, which would raise up to $22.4 million, which would equate to 12% of the Company’s pro-forma fully diluted equity.  The record date for the rights offering was July 12, 2010.  In addition, during the 18-month period following the closing, NAFH will have the right to invest up to an additional $175 million in preferred stock and/or common stock on the above terms.  Upon closing of the investment, each of the Company and the Bank will add experienced bankers R. Eugene (Gene) Taylor, Christopher (Chris) G. Marshall, R. Bruce Singletary and Kenneth (Ken) A. Posner to its board of directors, along with other directors to be designated by NAFH.  The investment is subject to satisfaction or waiver of certain closing conditions, including reaching an agreement with the Treasury to repurchase the preferred stock and warrant issued under the Troubled Asset Relief Program Capital Purchase Program on terms acceptable to NAFH, the receipt by NAFH and the Company of the requisite governmental and regulatory approvals as well as the approval of the NASDAQ Stock Market to issue the common stock, preferred stock and warrant in reliance on the shareholder approval exemptions set forth in NASDAQ Rule 5635(f). While the NAFH investment is expected to close in the third quarter of 2010, there is no assurance it will close during the quarter, or ever.  At this time, all the applications required to be filed with regulatory agencies have been filed and we have reached an agreement on the significant terms for the repurchase of the Preferred Stock and warrant issued to the Treasury under the TARP Capital Purchase Program. Upon consummation of the investment, it is estimated that both the Company and the Bank will be well capitalized and the Bank will be in compliance with the required capital ratios of the Consent Order.

If the investment by NAFH is not consummated, the Board of Directors and management team intend to seek other strategic alternatives including but not limited to the sale of certain assets, all or a portion of the Company, or seeking a complementary partner in a merger of equals or where the Company is acquired. There is no assurance the Company will be successful in entering into any agreement or closing such an alternative transaction.

Quarterly Summary

For the second quarter of 2010, the Company reported a net loss before dividends and accretion on preferred stock of $14.1 million compared to a net loss of $4.9 million for the second quarter of 2009. The net loss allocated to common shareholders was $14.8 million, or $0.99 per share, for the second quarter of 2010, compared to a net loss of $5.5 million, or $0.37 per share, for the comparable 2009 quarter.

The higher net loss for the second quarter of 2010 compared to the net loss during the second quarter of 2009 was due to higher non-interest expenses, primarily relating to increased valuation adjustments, losses on sale and operating expenses associated with foreclosed real estate, expenses incurred in connection with our capital raising activities and the termination of a consulting agreement and a higher provision for loan losses. During the second quarter of 2010, no income tax benefit was recorded as a valuation allowance was recorded offsetting the increase in deferred tax assets attributed to the net operating loss for the quarter. Partially offsetting this impact was higher non-interest income.

Significant developments are outlined below.

•
We continue to focus on relationship-based lending and generated approximately $3.6 million of new commercial loans and originated $32 million of residential mortgages as well as approximately $7.5 million in consumer and indirect auto loans to prime borrowers during the quarter.

•
Naples Capital Advisors and TIB Bank’s trust department continued to establish new investment management and trust relationships, increasing the market value of assets under management by $49 million, or 41%, from June 30, 2009. Assets under management increased by $5 million, or 3%, during the quarter to $169 million as of June 30, 2010.

•
Our credit risk exposure in the construction and development loan portfolio declined significantly as this portfolio segment declined 56% and 38% from $139.4 million and $97.4 million as of June 30, 2009 and December 31, 2009, respectively.  At June 30, 2010, this loan segment now represents $60.7 million and approximately 6% of our outstanding loans, down from approximately 11% of loans a year ago.

•
Our special asset workout group was able to work with borrowers to achieve the pay off or pay down of approximately $6.4 million in nonaccrual loans, foreclose or negotiate deeds in lieu of foreclosure for approximately $4.3 million of nonaccrual loans and sell approximately $1.9 million of other real estate owned during the quarter.

•
The net interest margin of 2.74% during the quarter decreased 20 basis points and 4 basis points in comparison to 2.94% in the first quarter of 2010 and 2.78% in the second quarter of 2009, due primarily to $892,000 and $1.1 million decreases in net interest income, respectively. These decreases are largely attributable to the increase in nonperforming loans and other real estate owned and a change in asset mix resulting in a lower level of higher yielding loans.  We estimate that the nonperforming assets negatively impacted the margin by approximately 36 basis points during the second quarter of 2010.  Partially offsetting these factors were continued reductions of the cost of interest bearing liabilities.  We continue to maintain strong core funding sources and replace maturing higher priced time deposits with lower cost funding.

Our provision for loan losses of $7.7 million primarily reflects net charge-offs of $7.8 million.  As of June 30, 2010, non-performing loans were $76.6 million or 6.96% of loans, an increase from the $55.7 million and 4.94% of loans as of March 31, 2010.

The allowance for loan losses remained relatively unchanged at $27.7 million, or 2.52%, of total loans and represented 36% of non-performing loans, a decrease from 50% of non-performing loans at March 31, 2010.  Net charge-offs during the quarter increased to 2.81% of average loans on an annualized basis compared to 2.13% for the prior quarter. As of June 30, 2010, the balance of nonaccrual loans reflects cumulative charge downs of $12.3 million based primarily on the net realizable values of collateral for collateral dependent loans.

We reported total assets of $1.66 billion as of June 30, 2010, a decrease of 3% from December 31, 2009. Total loans declined to $1.10 billion, compared to $1.20 billion at December 31, 2009, as a $36.7 million, or 38%, decline in construction and land loans, a $24.2 million, or 48%, decline in indirect auto loans and a $30.7 million, or 5%, decline in commercial real estate loans led the $95.8 million decline of our loan portfolio. Total deposits of $1.34 billion as of June 30, 2010 were approximately 2% lower than the $1.37 billion at December 31, 2009.

Three Months Ended June 30, 2010 and 2009:

Results of Operations

For the second quarter of 2010, our operations resulted in a net loss before dividends on preferred stock of $14.1 million compared to a net loss of $4.9 million in the previous year’s second quarter.  The loss allocated to common shareholders was $0.99 per share for the 2010 quarter as compared to a net loss of $0.37 per share for the comparable 2009 quarter.  The increased loss is primarily due to $4.1 million in increased valuation adjustments, losses on sale and operating expenses associated with foreclosed real estate (OREO); no tax benefit recorded in the current period as a result of the Company’s deferred tax assets being fully reserved; a $1.9 million higher provision for loan losses; and $1.6 million in expenses incurred in connection with our capital raising activities and the termination of a related consulting agreement.

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

Net interest income was $10.6 million for the three months ended June 30, 2010, a decrease from the $11.7 million reported for the same period last year due principally to a $133.8 million, or 8%, decrease in average earning assets.  The decrease in average earning assets was due primarily to loan principal payments, payoffs, charge-offs, the higher level of nonperforming loans and conversion of nonperforming loans to other real estate owned exceeding new loan originations. These factors resulted in a $112.6 million decrease in average loans outstanding during the second quarter of 2010 as compared to the second quarter of 2009.

Additionally, the net interest margin declined by 4 basis points from 2.78% to 2.74%. The decrease in net interest margin is due to higher levels of nonperforming loans, the continued maintenance of higher levels of liquid investment securities and cash equivalents and changes in asset mix resulting in lower volumes of higher yielding loans and investment securities.  The net interest margin continues to be adversely impacted by the level of nonaccrual loans and non-performing assets, which reduced the margin by an estimated 36 basis points during the second quarter of 2010 compared to an 18 basis point estimated impact in the second quarter of 2009.  Partially offsetting these factors were continued reductions of the cost of interest bearing deposits and the successful repricing or replacement of maturing higher priced time deposits with lower cost funding.

The $3.9 million decrease in interest and dividend income for the second quarter of 2010 compared to the second quarter of 2009 was mainly attributable to decreased average volumes and rates on loan balances and investment securities due primarily to the higher level of non-performing loans and significant declines in market interest rates.  Due to the lower volumes of higher yielding loans and the higher level of non-accrual loans, the yield on our loans declined 39 basis points. The yield of our interest earning assets declined 57 basis points in the second quarter of 2010 compared to the second quarter of 2009 due to the reduction in the yield on our loans and investment securities.

Partially offsetting the decline in interest and dividend income, were decreases in deposit interest rates paid as well as other market interest rates. The average interest cost of interest bearing deposits declined 80 basis points and the overall cost of interest bearing liabilities declined by 68 basis points compared to the second quarter of 2009.

Going forward, we expect market short-term interest rates to remain low for an extended period of time.  Generally, we expect loan and investment yields and deposit costs to stabilize. However, deposit rates could increase due to demand in the financial markets, banking system and other local markets for liquidity which may be reflected in elevated pricing competition for deposits. The predominant drivers affecting net interest income are the volume and composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended June 30, 2010 and June 30, 2009.

	2010			2009
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,116,406	$14,656	5.27%	$1,229,026	$17,355	5.66%
Investment securities (2)	310,715	2,292	2.96%	382,478	3,495	3.67%
Money Market Mutual Funds	-	-	-	36,991	27	0.29%
Interest-bearing deposits in other banks	119,817	75	0.25%	29,773	20	0.27%
Federal Home Loan Bank stock	10,447	7	0.27%	10,482	-	0.00%
Federal funds sold and securities sold under agreements to resell	-	-	0.00%	2,407	2	0.33%
Total interest-earning assets	1,557,385	17,030	4.39%	1,691,157	20,899	4.96%

Non-interest-earning assets:
Cash and due from banks	21,036			34,477
Premises and equipment, net	50,972			38,215
Allowance for loan losses	(25,826)			(24,459)
Other assets	82,919			69,138
Total non-interest-earning assets	129,101			117,371
Total assets	$1,686,486			$1,808,528

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$210,200	$192	0.37%	$190,457	$313	0.66%
Money market	178,889	470	1.05%	212,324	837	1.58%
Savings deposits	75,833	137	0.72%	121,709	551	1.82%
Time deposits	714,003	3,710	2.08%	707,212	5,450	3.09%
Total interest-bearing deposits	1,178,925	4,509	1.53%	1,231,702	7,151	2.33%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	193,268	1,206	2.50%	196,501	1,305	2.66%
Long-term borrowings	63,000	671	4.27%	63,000	708	4.51%
Total interest-bearing liabilities	1,435,193	6,386	1.78%	1,491,203	9,164	2.46%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	187,898			183,329
Other liabilities	12,503			16,766
Shareholders’ equity	50,892			117,230
Total non-interest-bearing liabilities and shareholders’ equity	251,293			317,325
Total liabilities and shareholders’ equity	$1,686,486			$1,808,528

Interest rate spread (tax equivalent basis)			2.61%			2.50%
Net interest income (tax equivalent basis)		$10,644			$11,735
Net interest margin (3) (tax equivalent basis)			2.74%			2.78%

_______
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the three months ended June 30, 2010 and June 30, 2009.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2010 Compared to 2009 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$(1,527)	$(1,172)	$(2,699)
Investment securities (2)	(593)	(610)	(1,203)
Money Market Mutual Funds	(27)	-	(27)
Interest-bearing deposits in other banks	56	(1)	55
Federal Home Loan Bank stock	-	7	7
Federal funds sold and securities purchased under agreements to resell	(2)	-	(2)
Total interest income	(2,093)	(1,776)	(3,869)

Interest expense
NOW accounts	30	(151)	(121)
Money market	(118)	(249)	(367)
Savings deposits	(160)	(254)	(414)
Time deposits	52	(1,792)	(1,740)
Short-term borrowings and FHLB advances	(21)	(78)	(99)
Long-term borrowings	-	(37)	(37)
Total interest expense	(217)	(2,561)	(2,778)

Change in net interest income	$(1,876)	$785	$(1,091)

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

Provision for Loan Losses

The provision and allowance for loan losses were impacted by many factors including net charge-offs, the decline in loans outstanding, the decline in impaired loans, historical loss rates and the mix of loan types. The provision for loan losses increased to $7.7 million in the second quarter of 2010 compared to $5.8 million in the comparable prior year period. The higher provision for loan losses in 2010 is due principally to an increase in net charge-offs compared to the 2009 period.  Net charge-offs were $7.8 million, or 2.81% of average loans on an annualized basis, during the three months ended June 30, 2010, compared to $5.8 million, or 1.89% of average loans on an annualized basis, for the same period in 2009. As of June 30, 2010, the balance of the allowance for loan losses decreased to $27.7 million as compared to $29.1 million at December 31, 2009 due primarily to a $95.6 million decline in loans outstanding, a $36.7 million decline in impaired loans and a change in the mix of loan types including a 38% decline in construction and vacant land loans and a 48% decline in indirect auto loans. At the same time, due primarily to the impact of recent historical charge-off experience on the factors used in estimating the allowance for loan losses, the June 30, 2010 allowance increased as a percentage of loans to 2.52% compared to 2.43% at December 31, 2009 and the percentage allocation of the reserve not specifically allocated to impaired loans increased to 2.06% of unimpaired loans at June 30, 2010 as compared to 1.91% at December 31, 2009. Offsetting the impact of historical loss rate factors used in estimating the allowance for loan losses were overall declines in loan balances outstanding, declines in loans classified as impaired and changes in the mix of loan types which, in combination, resulted in a lower balance of the allowance for loan losses at June 30, 2010.

Our provision for loan losses in future periods will be influenced by the loss potential of impaired loans, trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

We continuously monitor and actively manage the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the continued economic contraction, both individual and business customers are exhibiting difficulty in timely payment of their loan obligations. We believe that this trend may continue for the foreseeable future. Consequently, we may experience higher levels of delinquent and non-performing loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods. For additional information on nonperforming assets and the allowance for loan losses, refer to the section entitled Nonperforming Assets and Allowance for Loan Losses below.

  Non-interest Income

           Excluding net gains on investment securities, non-interest income was $2.5 million in the second quarter of 2010 compared to $2.2 million in the second quarter of 2009.  The increase in non-interest income is primarily due to the following: a $163,000 increase in fees from the origination and sale of residential mortgages in the secondary market; an $85,000 increase in fees for investment advisory services; an increase of $176,000 in debit card income; and an insurance gain of $135,000 on a bank owned life insurance policy.  Partially offsetting these increases was a decline in service charges on deposit accounts of $363,000.

The following table represents the principal components of non-interest income for the second quarter of 2010 and 2009:

(Dollars in thousands)	2010	2009
Service charges on deposit accounts	$839	$1,202
Investment securities gains, net	993	95
Fees on mortgage loans sold	481	318
Investment advisory fees	313	228
Debit card income	389	213
Earnings on bank owned life insurance policies	265	130
Other	214	146
Total non-interest income	$3,494	$2,332

Non-interest Expense

During the second quarter of 2010, non-interest expense increased $4.3 million, or 27%, to $20.5 million compared to $16.2 million for the second quarter of 2009. The increase is due primarily to a $4.1 million increase in OREO related expenses and valuation adjustments, $1.6 million in expense related to our capital raising initiatives and the termination of a related consulting agreement during the second quarter of 2010 and $258,000 in increased insurance premiums.  Offsetting these increased costs were reductions in salaries and employee benefits of $655,000, a net decrease in FDIC insurance assessments of $297,000 due to the one time special assessment of $800,000 recorded in second quarter of 2009 and a decrease in net occupancy expense of $165,000.

The decrease in salaries and employee benefits in the second quarter of 2010 relative to the second quarter of 2009 was due largely to the effect of a reduction in employee headcount beginning in 2009.  At June 30, 2009, the Company had 417 employees compared to 379 employees at June 30, 2010.

For the second quarter of 2010, the decrease in occupancy expense as compared to the second quarter of 2009 is a result of our continued focus on consolidating facilities and containing operating costs.

Foreclosed asset related expenses increased $4.1 million in the second quarter of 2010 relative to the second quarter of 2009. Of this increase, $3.6 million relates to OREO valuation adjustments during the second quarter of 2010. Such estimated fair value adjustments reflect the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions.  Other OREO operating and ownership expenses increased $683,000. Such costs include real estate taxes, insurance and other costs to own and maintain the properties.

Other expenses increased $1.1 million during the second quarter of 2010 compared to the second quarter of 2009.  The increase is primarily due to $1.6 million in expenses relating to our capital raising initiatives and the termination of a related consulting agreement ($1.25 million). Offsetting this increase was a decrease in total FDIC insurance assessments of $297,000 which is comprised of an increase in regular assessments by $502,000 relative to the second quarter of 2009, due primarily to higher deposit insurance premium rates, offset by the $800,000 one time special assessment in second quarter of 2009.

The following table represents the principal components of non-interest expense for the second quarter of 2010 and 2009:

(Dollars in thousands)	2010	2009
Salary and employee benefits	$6,413	$7,068
Net occupancy expense	2,273	2,438
Foreclosed asset related expense	5,149	1,086
Legal, and other professional	777	860
Computer services	647	663
Collection costs	(4)	118
Postage, courier and armored car	270	280
Marketing and community relations	276	241
Operating supplies	130	194
Directors’ fees	214	221
Travel expenses	84	93
FDIC and state assessments	1,453	951
Special FDIC assessment	-	800
Amortization of intangibles	389	419
Net gains on disposition of repossessed assets	7	(36)
Capital raise expenses	1,597	-
Insurance, non-building	340	82
Other operating expense	480	680
Total non-interest expense	$20,495	$16,158

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2010 reflects a full valuation allowance against our deferred tax assets. The effective income tax rates for the three months ended June 30, 2010 and 2009 were 0% and 38%, respectively. Historically, the fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses we have incurred over the last three years coupled with the expectation that our future realization of deferred taxes will be substantially limited as a result of the planned investment by NAFH. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at June 30, 2010 and December 31, 2009.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of  the valuation allowance recorded against our net deferred tax assets and our overall level of taxable income. See Note 1 of our unaudited consolidated financial statements for additional information about the calculation of income tax expense. Additionally, there were no unrecognized tax benefits at June 30, 2010 or December 31, 2009, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Six Months Ended June 30, 2010 and 2009:

Results of Operations

For the first six months of 2010, our operations resulted in a net loss before dividends on preferred stock of $19.2 million compared to a net loss of $8.3 million in the first half of the previous year.  The loss allocated to common shareholders was $1.38 per share for the first six months of 2010 as compared a net loss of $0.66 per share for the comparable 2009 period.  The increased loss is primarily due to $4.8 million in increased valuation adjustments, losses on sale and operating expenses associated with foreclosed real estate; no tax benefit recorded in the current period as a result of the Company’s deferred tax assets being fully reserved; a $1.6 million higher provision for loan losses; and $1.6 million in expenses incurred in connection with our capital raising activities and the termination of a related consulting agreement.

Annualized loss on average assets for the first six months of 2010 was 2.28% compared to a loss on average assets of 0.94% for the first six months of 2009.  The annualized loss on average shareholders’ equity was 72.54% for the first six months of 2010 compared to a loss of 13.83% for the same period of 2009.

Net Interest Income

Net interest income was $22.1 million for the six months ended June 30, 2010, a decrease from the $22.5 million reported for the same period last year due principally to a 6% decrease in average earning assets.  The decrease in average earning assets was due primarily to loan principal payments, payoffs, charge-offs and the conversion of nonperforming loans to other real estate owned exceeding new loan originations and resulting in a $79.9 million decrease in average loans outstanding during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

The net interest margin increased by 13 basis points from 2.71% to 2.84%. The increase in the net interest margin is due to continued reductions of the cost of interest bearing deposits and the successful repricing or replacement of maturing higher priced time deposits with lower cost funding.  Partially offsetting the increase was continued higher levels of nonperforming loans and the change in asset mix resulting in lower volumes of higher yielding loans and investment securities.  The net interest margin continues to be adversely impacted by the level of nonaccrual loans and non-performing assets, which reduced the margin by an estimated 31 basis points during the six months ended June 30, 2010 compared to an estimated 16 basis point impact during the six months ended June 30, 2009.

The $6.4 million decrease in interest and dividend income for the first half of 2010, compared to the first half of 2009, was mainly attributable to lower balances of loans, the higher level of non-performing loans, significant declines in market interest rates and the related impact on loan and investment yields.  Due to the lower volumes of higher yielding loans and the higher level of non-accrual loans, the yield on our loans declined 39 basis points. The yield of our interest earning assets declined 50 basis points in the first half of 2010, compared to the first half of 2009, due to the reduction in the yield on our loans and investment securities.

Partially offsetting the decline in interest and dividend income, were decreases in deposit interest rates paid as well as other market interest rates.  The average interest cost of interest bearing deposits declined 93 basis points and the overall cost of interest bearing liabilities declined by 77 basis points compared to the first half of 2009.

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

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the six months ended June 30, 2010 and June 30, 2009.

	2010			2009
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,147,456	$30,674	5.39%	$1,227,339	$35,196	5.78%
Investment securities (2)	297,279	4,537	3.08%	335,415	6,409	3.85%
Money Market Mutual Funds	-	-	-	60,569	130	0.43%
Interest-bearing deposits in other banks	120,006	149	0.25%	35,519	40	0.23%
Federal Home Loan Bank stock	10,447	10	0.19%	11,389	(19)	(0.34)%
Federal funds sold and securities sold under agreements to resell	7	-	0.00%	4,985	5	0.20%
Total interest-earning assets	1,575,195	35,370	4.53%	1,675,216	41,761	5.03%

Non-interest-earning assets:
Cash and due from banks	22,821			33,049
Premises and equipment, net	45,918			38,210
Allowance for loan losses	(26,651)			(23,908)
Other assets	76,087			73,056
Total non-interest-earning assets	118,175			120,407
Total assets	$1,693,370			$1,795,623

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$210,356	$384	0.37%	$179,061	$642	0.72%
Money market	191,023	998	1.05%	184,316	1,499	1.64%
Savings deposits	81,490	291	0.72%	106,930	959	1.81%
Time deposits	701,993	7,738	2.22%	728,735	11,950	3.31%
Total interest-bearing deposits	1,184,862	9,411	1.60%	1,199,042	15,050	2.53%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	193,679	2,443	2.54%	224,045	2,735	2.46%
Long-term borrowings	63,000	1,325	4.24%	63,000	1,444	4.62%
Total interest-bearing liabilities	1,441,541	13,179	1.84%	1,486,087	19,229	2.61%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	186,535			169,824
Other liabilities	12,058			18,026
Shareholders’ equity	53,236			121,686
Total non-interest-bearing liabilities and shareholders’ equity	251,829			309,536
Total liabilities and shareholders’ equity	$1,693,370			$1,795,623

Interest rate spread (tax equivalent basis)			2.69%			2.42%
Net interest income (tax equivalent basis)		$22,191			$22,532
Net interest margin (3) (tax equivalent basis)			2.84%			2.71%

_______
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment   securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the six months ended June 30, 2010 and June 30, 2009.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	2010 Compared to 2009 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$(2,215)	$(2,307)	$(4,522)
Investment securities (2)	(676)	(1,196)	(1,872)
Money Market Mutual Funds	(130)	-	(130)
Interest-bearing deposits in other banks	104	5	109
Federal Home Loan Bank stock	-	29	29
Federal funds sold and securities purchased under agreements to resell	(5)	-	(5)
Total interest income	(2,922)	(3,469)	(6,391)

Interest expense
NOW accounts	98	(356)	(258)
Money market	53	(554)	(501)
Savings deposits	(189)	(479)	(668)
Time deposits	(424)	(3,788)	(4,212)
Short-term borrowings and FHLB advances	(381)	89	(292)
Long-term borrowings	-	(119)	(119)
Total interest expense	(843)	(5,207)	(6,050)

Change in net interest income	$(2,079)	$1,738	$(341)

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

Provision for Loan Losses

The provision and allowance for loan losses were impacted by many factors including net charge-offs, the decline in loans outstanding, the decline in impaired loans, historical loss rates and the mix of loan types. The provision for loan losses increased to $12.6 million in the first six months of 2010 compared to $11.1 million in the comparable prior year period. The higher provision for loan loss in 2010 is principally due to an increase in net charge-offs compared to the 2009 period.  Net charge-offs were $14.0 million, or 2.46% of average loans on an annualized basis, during the six months ended June 30, 2010, compared to $9.4 million, or 1.55% of average loans on an annualized basis, for the same period in 2009. As of June 30, 2010, the balance of the allowance for loan losses decreased to $27.7 million, as compared to $29.1 million at December 31, 2009, due primarily to a $95.6 million decline in loans outstanding, a $36.7 million decline in impaired loans and a change in the mix of loan types including a 38% decline in construction and vacant land loans and a 48% decline in indirect auto loans. At the same time, due primarily to the impact of recent historical charge-off experience on the factors used in estimating the allowance for loan losses, the June 30, 2010 allowance increased as a percentage of loans to 2.52%, compared to 2.43% at December 31, 2009, and the percentage allocation of the reserve not specifically allocated to impaired loans increased to 2.06% of unimpaired loans at June 30, 2010 as compared to 1.91% at December 31, 2009. Offsetting the impact of historical loss rate factors used in estimating the allowance for loan losses were overall declines in loan balances outstanding, declines in loans classified as impaired and changes in the mix of loan types which, in combination, resulted in a lower balance of the allowance for loan losses at June 30, 2010.

Our provision for loan losses in future periods will be influenced by the loss potential of impaired loans, trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

We continuously monitor and actively manage the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. Due to the continued economic contraction, both individual and business customers are exhibiting difficulty in timely payment of their loan obligations. We believe that this trend may continue for the foreseeable future. Consequently, we may experience higher levels of delinquent and non-performing loans, which may require higher provisions for loan losses, higher charge-offs and higher collection related expenses in future periods. For additional information on nonperforming assets and the allowance for loan losses, refer to the section entitled Nonperforming Assets and Allowance for Loan Losses below.

  Non-interest Income

           Excluding net gains on investment securities, non-interest income was $4.3 million in the first six months of 2010 compared to $4.0 million in the prior year period of 2009.  The increase in non-interest income is primarily due to the following: a $331,000 increase in fees from the origination and sale of residential mortgages in the secondary market; a $199,000 increase in fees for investment advisory services; an increase of $335,000 in debit card income; and an insurance gain $135,000 on bank owned life insurance policies.  These increases were offset by a decline in service charges on deposit accounts of $414,000 and a $346,000 loss recorded upon the sale of $20.1 million of indirect auto loans during the first quarter of 2010. The indirect auto loans were sold at a price exceeding the face value of the underlying notes. However, as unamortized premiums paid to auto dealers upon the origination of these loans exceeded the premium received in the sale, the accounting result of the sale was the aforementioned loss. Premiums paid to auto dealers upon loan origination are recorded as deferred loan costs and amortized over the life of the individual loans. Economically, when the transaction is evaluated considering the reduction of approximately $621,000 of the allowance for loan losses attributable to the sold loans, we estimate the sale had a net positive impact of approximately $275,000.

The following table represents the principal components of non-interest income for the six months of 2010 and 2009:

(Dollars in thousands)	2010	2009
Service charges on deposit accounts	$1,754	$2,168
Investment securities gains, net	2,635	691
Fees on mortgage loans sold	764	433
Investment advisory fees	620	421
Loss on sale of indirect loans	(346)	-
Debit card income	733	398
Earnings on bank owned life insurance policies	365	261
Other	383	339
Total non-interest income	$6,908	$4,711

Non-interest Expense

During the first six months of 2010, non-interest expense increased $6.0 million, or 20%, to $35.5 million compared to $29.5 million for the first six months of 2009. The increase is primarily due to a $4.8 million increase in OREO related expenses and valuation adjustments, $1.6 million related to our capital raising initiatives and the termination of a related consulting agreement during the second quarter of 2010, increased FDIC insurance costs of $793,000 due to higher deposit insurance premium rates, an increase in other professional fees of $332,000, and a $489,000 increase in insurance premiums related to corporate insurance coverage. Offsetting these increased costs were reductions in salaries and employee benefits and the $800,000 one time FDIC special assessment recorded in the second quarter of 2009.

Salaries and employee benefits decreased $1.2 million in the first six months of 2010 relative to the first six months of 2009. The primary reason for the decrease in salaries and employee benefits was due to a reduction in employee headcount beginning in 2009 and $674,000 of higher severance related costs incurred in the first half of 2009.  At June 30, 2009, the Company had 417 employees compared to 379 employees as June 30, 2010.

Foreclosed asset related expenses increased $4.8 million in the first six months of 2010 relative to the first six months of 2009. Of this increase, $4.0 million relates to OREO valuation adjustments during the first half of 2010. Such estimated fair value adjustments reflect the decline in the real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions. Other OREO operating and ownership expenses increased $939,000. Such costs include real estate taxes, insurance and other costs to own and maintain the properties and the increase reflects the higher level of OREO in 2010 compared to 2009.

Other expenses increased $2.4 million in the first six months of 2010 compared to the first six months of 2009.  The 2010 period includes $1.6 million in expenses relating to our capital raising initiatives and the termination of a related consulting agreement ($1.25 million) during the second quarter of 2010. Other professional fees increased by $332,000 due principally to the costs associated with a 2010 independent third party loan review and $489,000 of increased insurance premiums. FDIC insurance assessments increased by $793,000, relative to the first half of 2009, due primarily to higher deposit insurance premium rates offset by the impact of the $800,000 one time FDIC special assessment in second quarter of 2009.

The following table represents the principal components of non-interest expense for the first six months of 2010 and 2009:

		2010			2009
(Dollars in thousands)	Total	Riverside Operations	Excluding Riverside	Total	Riverside Operations	Excluding Riverside
Salary and employee benefits	$13,249	$959	$12,290	$14,448	$946	$13,502
Net occupancy expense	4,557	710	3,847	4,590	696	3,894
Foreclosed asset related expense	6,249	-	6,249	1,406	-	1,406
Legal, and other professional	1,640	3	1,637	1,308	264	1,044
Computer services	1,369	344	1,025	1,288	213	1,075
Collection costs	39	-	39	222	-	222
Postage, courier and armored car	552	51	501	531	103	428
Marketing and community relations	658	86	572	519	52	467
Operating supplies	275	44	231	336	92	244
Directors’ fees	409	-	409	453	-	453
Travel expenses	166	2	164	176	5	171
FDIC and state assessments	2,315	444	1,871	1,522	241	1,281
FDIC special assessment	-	-	-	800	169	631
Amortization of intangibles	779	509	270	652	382	270
Net gains on disposition of repossessed assets	(46)	-	(46)	(105)	-	(105)
Capital raise expense	1,597	-	1,597	-	-	-
Insurance, non-building	652	1	651	163	1	162
Other operating expense	1,069	24	1,045	1,216	75	1,141
Total non-interest expense	$35,529	$3,177	$32,352	$29,525	$3,239	$26,286

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2010 reflects a full valuation allowance against our deferred tax assets. The effective income tax rates for the six months ended June 30, 2010 and 2009 were 0% and 38%, respectively. Historically, the fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses we have incurred over the last three years coupled with the expectation that our future realization of deferred taxes will be substantially limited as a result of the planned investment by NAFH. These factors were among the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at June 30, 2010 and December 31, 2009.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of the valuation allowance recorded against our net deferred tax assets and our overall level of taxable income. See Note 1 of our unaudited consolidated financial statements for additional information about the calculation of income tax expense. Additionally, there were no unrecognized tax benefits at June 30, 2010 or December 31, 2009, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Balance Sheet

Total assets at June 30, 2010 were $1.66 billion, a decrease of $46.3 million, or 3%, from total assets of $1.71 billion at December 31, 2009.  Total loans declined to $1.10, billion compared to $1.20 billion at December 31, 2009, as a $36.7 million, or 38%, decline in construction and land loans, a $24.2 million, or 48%, decline in indirect auto loans and a $30.7 million, or 5%, decline in commercial real estate loans led the $95.8 million decline of our loan portfolio. Of this decline in loans outstanding, $26.3 million related to loans foreclosed and transferred to other real estate owned, $14.0 million related to charge-offs and $5.6 million related to sales of nonperforming loans. The decline in indirect auto loans was due primarily to the sale of approximately $20.1 million of such loans during the first quarter of 2010. Also, in the first six months of 2010, investment securities increased $32.3 million, or 13%.

At June 30, 2010, advances from the Federal Home Loan Bank were $125.0 million, which remained even with December 31, 2009.  Total deposits of $1.34 billion as of June 30, 2010 decreased $27.7 million, or 2%, compared to $1.37 billion at December 31, 2009.  Brokered deposits declined $37.2 million from $48.2 million at December 31, 2009 to $10.9 million at June 30, 2010.

Shareholders’ equity totaled $39.0 million at June 30, 2010, decreasing $16.5 million from December 31, 2009. Book value per common share decreased to $0.22 at June 30, 2010 from $1.42 at December 31, 2009.

Investment Securities

During the first six months of 2010 and 2009, we realized net gains of $2.6 million and $1.5 million relating to sales of approximately $188.6 million and $290.9 million (including the liquidation of funds temporarily invested in money market mutual funds) of available for sale securities, respectively.

As previously described in the Annual Report on Form 10-K for 2009, as of June 30, 2010, the Company owns four collateralized debt obligation investment securities (three backed primarily by corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities and the fourth backed by trust preferred securities of banks and insurance companies) with an aggregate original cost of $15.0 million.  In determining the estimated fair value of these securities, management utilizes a discounted cash flow modeling valuation approach which is discussed in greater detail in Note 7 - Fair Value. These securities are floating rate securities which were rated "A" or better by an independent and nationally recognized rating agency at the time of purchase. At various dates during 2008 and 2009, due to ratings downgrades, changes in estimates of future cash flows and the amounts of impairment, management concluded that the losses of value for the collateralized debt obligations backed by debt securities of homebuilders, REITs and real estate companies and commercial mortgage backed securities, aggregating $10.0 million, were other than temporary under generally accepted accounting principles. Accordingly, the Company wrote these investment securities down at various dates to their estimated fair value. During 2009, the Company recognized approximately $763,000 of such write-downs.  Through the end of the second quarter of 2009 the write-down of these three securities to $0 resulted in the recognition of cumulative other than temporary impairment losses of $10.0 million. During 2009, the estimated fair value of the security backed by trust preferred securities of banks and insurance companies declined further due to the occurrence of additional defaults or deferrals by certain underlying issuers and changes in the estimated timing of the future cash flow and discount rate assumptions used to estimate the value of these securities. As of June 30, 2010, management concluded that the unrealized loss on this security does not meet the definition of other than temporary under generally accepted accounting principles because no credit loss has been incurred.

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

Loan Portfolio Composition

Two significant components of our loan portfolio are classified in the notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$101,425	16%	$102,901	15%
Office Buildings	100,719	16%	103,426	15%
Hotels/Motels	68,339	10%	78,992	12%
1-4 Family and Multi Family	66,344	10%	75,342	11%
Guesthouses	92,591	14%	94,663	14%
Retail Buildings	76,222	12%	78,852	12%
Restaurants	49,758	8%	50,395	7%
Marinas/Docks	20,182	3%	19,521	3%
Warehouse and Industrial	28,208	4%	32,328	5%
Other	45,891	7%	43,989	6%
Total	$649,679	100%	$680,409	100%

	June 30, 2010		December 31, 2009
	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition
Construction:
Residential – owner occupied	$2,991	5%	$6,024	6%
Residential – commercial developer	1,669	3%	6,574	7%
Commercial structure	4,488	7%	13,127	13%
	9,148	15%	25,725	26%
Land:
Raw land	10,556	17%	20,684	21%
Residential lots	17,004	28%	12,773	13%
Land development	9,054	15%	16,877	17%
Commercial lots	14,936	25%	21,365	23%
Total land	51,550	85%	71,699	74%

Total	$60,698	100%	$97,424	100%

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

(Dollars in thousands)	June 30, 2010	December 31, 2009
Total non-accrual loans	$76,632	$72,833
Accruing loans delinquent 90 days or more	-	-
Total non-performing loans	76,632	72,833

Non-accrual investment securities	758	759
Repossessed personal property (primarily indirect auto loans)	204	326
Other real estate owned	38,699	21,352
Other assets (*)	2,097	2,090
Total non-performing assets	$118,390	$97,360

Allowance for loan losses	$27,710	$29,083

Loans in compliance with terms modified in troubled debt restructurings and not included in non-performing loans above	$22,318	$35,906

Non-performing assets as a percent of total assets	7.14%	5.71%
Non-performing loans as a percent of gross loans	6.96%	6.08%
Allowance for loan losses as a percent of non-performing loans	36.16%	39.93%
Annualized net charge-offs as a percent of average loans for the quarter ended	2.81%	6.40%

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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million. During the second quarter of 2008, the USDA paid the Company the principal and accrued interest and allowed the Company to apply other proceeds previously received to capitalized liquidation costs and protective advances. The non-guaranteed principal and interest ($2.0 million at June 30, 2010 and December 31, 2009) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $133,000 and $126,000 at June 30, 2010 and December 31, 2009, respectively, are included as “other assets” in the financial statements.

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

Non-accrual loans as of June 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	June 30, 2010		December 31, 2009
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	42	$11,115	36	$9,250
Home equity loans	9	1,376	8	1,488
Commercial 1-4 family investment	12	7,274	19	8,733
Commercial and agricultural	9	1,982	7	2,454
Commercial real estate	35	39,734	29	24,392
Residential land development	16	14,643	13	25,295
Government guaranteed loans	1	137	2	143
Indirect auto, auto and consumer loans	38	371	97	1,078
		$76,632		$72,833

Net activity relating to nonaccrual loans during the second quarter of 2010 is as follows:

Nonaccrual Loan Activity (Other Than Indirect Auto and Consumer)
(Dollars in thousands)

Nonaccrual loans at March 31, 2010	$55,288
Returned to accrual	-
Net principal paid down on nonaccrual loans	(6,427)
Charge-offs	(7,392)
Loans foreclosed – transferred to OREO	(4,293)
Loans placed on nonaccrual	39,085
Nonaccrual loans at June 30, 2010	$76,261

An expanded analysis of the more significant loans classified as nonaccrual during the second quarter of 2010 and remaining classified as of June 30, 2010, is as follows:

Significant Nonaccrual Loans (Other Than Indirect Auto and Consumer)
(Dollars in thousands)
Collateral Description	Original Loan Amount	Original Loan to Value (Based on Original Appraisal)	Current Loan Amount	Specific Allocation of Reserve in Allowance for Loan Losses at June 30, 2010	Amount Charged Against Allowance for Loan Losses During the Quarter Ended June 30, 2010	Impact on the Provision for Loan Losses During the Quarter Ended June 30, 2010 (1)
Arising in Second Quarter 2010
Auto dealerships and commercial land in SW Florida	$12,938	59%	$12,476	$241	$-	$241
Owner-occupied commercial real estate in Key West Florida	11,772	75%	11,583	836	-	836
Two office buildings in SW Florida	2,450	52%	2,212	349	138	205
1-4 family residential in Florida Keys	2,047	77%	1,880	193	86	279
Mobile home park in Florida Keys	1,375	69%	1,282	-	-	-
Nursery land and residence in South Florida	1,425	83%	944	420	-	420
Mixed use – office/residential in Key West Florida	862	63%	849	35	-	35
Office condominiums in SW Florida	848	74%	720	58	106	150
Office space in Florida Keys	799	75%	678	58	87	140
Numerous smaller balance primarily 1-4 family residential and commercial real estate loans			3,690	943	1,551	2,037
		Total	$36,314	$3,133	$1,968	$4,343

Nonaccrual Prior to Second Quarter 2010 Remaining on Nonaccrual at June 30, 2010
Commercial lots in SW Florida	$3,840	54%	$3,300	$415	$449	$152
Commercial lots in SW Florida	1,450	76%	1,383	49	-	-
Commercial 1-4 family residential	1,288	75%	1,228	-	-	-
Commercial real estate SW Florida	1,700	65%	965	77	188	-
Waterfront 1-4 family residential home	1,050	32%	1,023	-	-	-
Commercial 1-4 family residential	1,640	75%	1,323	133	-	31
Mixed use - developer	3.602	80%	2,300	248	-	232
Two restaurants SW Florida	5,099	57-70%	4,000	627	914	229
Office Building - developer	1,346	53%	1,250	158	-	(19)
Vacant land – residential development	4,750	42%	4,795	-	-	-
Commercial 1-4 family residential	1,050	33%	1,155	-	-	-
Two commercial 1-4 family residential	1,281	80%	1,045	84	-	-
Office building	1,118	66%	1,095	215	-	202
Numerous smaller balance primarily 1-4 family residential and commercial real estate loans			15,085	1,172	490	661
			$39,947	$3,178	$2,041	$1,488
		Total	$76,261	$6,311	$4,009	$5,831

Of the $36.3 million of loans placed on nonaccrual during the second quarter of 2010 included in the table above, $1.6 million related to loans which we reviewed during the second quarter and determined that no specific reserves were necessary at such time. The remaining loans which were also reviewed during the period had allocated specific reserves of $3.1 million, after related charge downs, and resulted in the provision of additional specific reserves of $4.3 million during the period.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $27.7 million and $29.1 million at June 30, 2010 and December 31, 2009, respectively.  Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate and other commercial loans.  The result is that commercial real estate loans and commercial loans are classified into the following risk categories: Pass, Special Mention, Substandard or Loss.  The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classification and the estimated potential for loss.  The specific component relates to loans that are individually classified as impaired. Otherwise, we estimate an allowance for each risk category.  The general allocations to each risk category are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit.

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, residential mortgage, commercial and commercial real estate loans exceeding certain size thresholds established by management, are individually evaluated for impairment. Nonaccrual loans and restructured loans where loan term concessions benefitting the borrowers have been made are generally designated as impaired. Impaired loans presented in the table below include the $76.3 million of nonperforming loans included in the tables above, other than indirect auto and consumer loans, along with $22.3 million of restructured loans which are in compliance with modified terms and not reported as non-performing and other impaired loans which are not currently classified as non-accrual, but meet the criteria for classification as an impaired loan (i.e. loans for which the collection of all principal and interest amounts as specified in the original loan contract are not expected, or where management has substantial doubt that the collection will be as specified, but is still expected to occur in its entirety). Collectively, these loans comprise the potential problem loans individually considered along with historical portfolio loss experience and trends and other quantitative and qualitative factors applied to the balance of our portfolios in our evaluation of the adequacy of the allowance for loan losses.

If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows discounted using the loan’s original rate or at the fair value of collateral, less disposition costs, if repayment is expected solely from the collateral. Impaired loans are as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Loans with no allocated allowance for loan losses	$23,415	$60,629
Loans with allocated allowance for loan losses	88,354	87,823
Total	$111,769	$148,452

Amount of the allowance for loan losses allocated	$7,358	$9,040

Amount of nonaccrual loans classified as impaired	$76,261	$71,755

	June 30, 2010
(Dollars in thousands)	Total Impaired Loans	Impaired Loans With Allocated Allowance	Amount of Allowance Allocated	Impaired Loans With No Allocated Allowance
Commercial	$4,433	$2,227	$550	$2,206
Commercial Real Estate	90,450	73,836	5,093	16,614
Residential	14,410	10,172	998	4,238
Consumer	100	100	100	-
HELOC	2,376	2,019	617	357
Total	$111,769	$88,354	$7,358	$23,415

	December 31, 2009
(Dollars in thousands)	Total Impaired Loans	Impaired Loans With Allocated Allowance	Amount of Allowance Allocated	Impaired Loans With No Allocated Allowance
Commercial	$6,210	$4,847	$1,455	$1,363
Commercial Real Estate	123,452	70,868	5,455	52,584
Residential	16,261	10,158	1,704	6,103
Consumer	699	699	274	-
HELOC	1,830	1,251	152	579
Total	$148,452	$87,823	$9,040	$60,629

Indirect auto loans and consumer loans generally are not analyzed individually and or separately identified for impairment disclosures.  These loans are grouped into pools and assigned risk categories based on their current payment status and management’s assessment of risk inherent in the various types of loans. The allocations are based on the same factors mentioned above.

Based on an analysis performed by management at June 30, 2010, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon our recent historical loss experience, the level of non-performing and delinquent loans, information known today and a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

As previously discussed in Note 6 to the unaudited consolidated financial statements, TIB Bank has entered into a Consent Order with bank regulatory agencies. In addition to increasing capital ratios, the Bank has agreed to improve its asset quality by reducing the balance of assets classified substandard and doubtful in the report from the most recent regulatory examination through collection, disposition, charge-off or improvement in the credit quality of the loans.

Charge-offs of $1.9 million related to foreclosed loans were recorded during the second quarter of 2010 of which $1.8 million was reserved for.  Valuation adjustments on OREO of $4.3 million were primarily due to updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions.  Net activity relating to other real estate owned loans during the second quarter of 2010 is as follows:

OREO Activity
(Dollars in thousands)

OREO as of March 31, 2010	$41,078
Real estate acquired	4,293
Valuation Adjustments	(4,250)
Properties sold	(1,863)
Other	(559)
OREO as of June 30, 2010	$38,699

An expanded analysis of the significant components of other real estate owned as of June 30, 2010 is as follows:

OREO Analysis as of June 30, 2010
(Dollars in thousands)
Property Description	Original Loan Amount		Original LTV	Carrying Value at June 30, 2010
Acquired in Second Quarter of 2010
Commercial real estate (3 loans)				$2,840
Other 1-4 family residential (4 loans)				1,373
				$4,213

Acquired Prior to the Second Quarter of 2010
Seven undeveloped commercial lots	$13,500		50%	$8,245
Luxury boutique hotel in Southwest Florida	9,775		88%	6,755
Bayfront land in the Florida Keys	5,622		54%	5,592
Vacant land in Southwest Florida	5,826		60%	4,412
Five 1-4 family residential condominiums (new construction)	7,066	*	72%	3,841
Luxury 1-4 family residential in Southwest Florida	2,493		67%	1,610
Four commercial 1-4 family residential loans Southwest Florida	1,933		73-80%	626
Commercial real estate (3 loans)				1,817
Other land (4 Lots – 3 loans)				931
Other 1-4 family residential (2 loans)				657
				$34,486
Total OREO				$38,699
* Original loan financed the construction of eight units.

Capital and Liquidity

Capital

If a bank is classified as undercapitalized the bank is subject to certain restrictions.  One of the restrictions is that the bank may not accept, renew or roll over any brokered deposits (including CDARs deposits) without being granted a waiver of the prohibition by the FDIC. As of June 30, 2010, we had $33.1 million of brokered deposits consisting of $22.2 million of reciprocal CDARs deposits and $10.9 million of traditional brokered deposits representing approximately 2.5% of our total deposits. CDARs deposits of $20.2 million and traditional brokered deposits of $571,000 mature within the next twelve months. An inability to roll over or raise funds through CDARs deposits or brokered deposits could have a material adverse impact on our liquidity.  Additional restrictions include limitations on deposit pricing, the preclusion from paying “golden parachute” severance payments and the requirement to notify the bank regulatory agencies of certain significant events.

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At June 30, 2010 and December 31, 2009, these elevated capital ratios were not met. On July 2, 2010, the Bank entered a Consent Order, a formal agreement with the bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order supersedes the Memorandum of Understanding.

As of June 30, 2010, the Company’s ratio of total capital to risk-weighted assets was 7.1% and the leverage ratio was 2.7% which fell below the levels required to be considered adequately capitalized.  The decline in the leverage ratio from December 31, 2009 is primarily related to net losses incurred.

On December 5, 2008, under the U.S. Department of Treasury’s (the “Treasury”) Capital Purchase Program (the “CPP”) established under the Troubled Asset Relief Program (the “TARP”) that was created as part of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company issued to Treasury 37,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $0.10 par value, having a liquidation amount of $1,000 per share, and a ten-year warrant to purchase 1,106,389 shares of common stock at an exercise price of $5.02 per share, for aggregate proceeds of $37.0 million. Approximately $32.9 million was allocated to the initial carrying value of the preferred stock and $4.1 million to the warrant based on their relative estimated fair values on the issue date. The fair value of the preferred stock was determined using a discount rate of 13% and an assumed life of 10 years and resulted in an estimated fair value of $23.1 million. The fair value of the warrant was determined using the Black-Scholes Model utilizing a 0% dividend yield, a 2.67% risk-free interest rate, a 43% volatility assumption and 10 year expected life. These assumptions resulted in an estimated fair value of $2.9 million for the warrant. Both the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment in accordance with customary anti-dilution provisions and upon certain issuances of the Company’s common stock or stock rights at less than 90% of market value. The $37.0 million of proceeds received were allocated between the preferred stock and the warrant based on their relative fair values. This resulted in the preferred stock being recognized at a discount from its $37.0 million liquidation preference by an amount equal to the relative fair value of the warrant. The discount is currently being accreted using the constant effective yield method over the first five years. Accretion in the amount of $380,000 and $434,000 was recorded during the first six months of 2010 and 2009, respectively. During the first six months of 2009, $823,000 of dividends were recorded.  The total capital raised through this issue qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.

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

Due to the contracting economic conditions, the higher level of nonperforming assets, the potential for further operating losses and the agreement to increase its capital under the Consent Order, the Company is proceeding with plans to increase its capital. These plans will likely result in the issuance of additional shares of common stock and securities convertible into common stock. While management believes we have sufficient capital to continue as a going concern, if we are unable to raise additional capital and/or we incur significant additional losses and are unable to comply with the terms of the Consent Order, uncertainty arises about our ability to continue as a going concern and we may be subject to further regulatory enforcement actions.

On June 29, 2010, the Company and the Bank entered into a definitive agreement with NAFH for the investment of up to $350 million in TIB through the purchase of common stock, preferred stock and a warrant.  Pursuant to the definitive agreement, the Company agreed to sell to NAFH, at the closing of the investment, 700 million shares of its common stock at a purchase price of $0.15 per share and 70,000 shares of newly created mandatorily convertible participating voting preferred stock at a purchase price of $1,000 per share for a cumulative total of $175 million.  The preferred stock will have a liquidation preference of $1,000 per share and each share of preferred stock will be convertible into a number of shares of the Company’s common stock equal to the liquidation preference divided by $0.15 (subject to customary anti-dilution adjustments).  After giving effect to the NAFH investment, it is expected that NAFH would own approximately 99% of the Company’s common stock (on an as-converted basis).  The Company also intends to conduct a rights offering to legacy shareholders of rights to purchase up to 149 million shares of common stock at a price of $0.15 per share, which would raise up to $22.4 million, which would equate to 12% of the Company’s pro-forma fully diluted equity.  The record date for the rights offering was July 12, 2010.  In addition, during the 18-month period following the closing, NAFH will have the right to invest up to an additional $175 million in preferred stock and/or common stock on the above terms.  Upon closing of the investment, each of the Company and the Bank will add experienced bankers R. Eugene (Gene) Taylor, Christopher (Chris) G. Marshall, R. Bruce Singletary and Kenneth (Ken) A. Posner to its board of directors, along with other directors to be designated by NAFH.  The investment is subject to satisfaction or waiver of certain closing conditions, including reaching an agreement with the Treasury to repurchase the preferred stock and warrant issued under the Troubled Asset Relief Program Capital Purchase Program on terms acceptable to NAFH, the receipt by NAFH and the Company of the requisite governmental and regulatory approvals as well as the approval of the NASDAQ Stock Market to issue the common stock, preferred stock and warrant in reliance on the shareholder approval exemptions set forth in NASDAQ Rule 5635(f). While the NAFH investment is expected to close in the third quarter of 2010, there is no assurance it will close during the quarter, or ever.  At this time, all the applications required to be filed with regulatory agencies have been filed and we have reached an agreement on the significant terms of the repurchase of the Preferred Stock and warrant issued to the Treasury under the TARP Capital Purchase Program.

If the investment by NAFH is not consummated, the Board of Directors and management team intend to seek other strategic alternatives including but not limited to the sale of certain assets, all or a portion of the Company, or seeking a complementary partner in a merger of equals or where the Company is acquired. There is no assurance the Company will be successful in entering into any agreement or closing such an alternative transaction.

Liquidity

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we seek to maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported in its most recent quarterly financial information submitted to the Federal Home Loan Bank and subject to the pledging of sufficient collateral.  At June 30, 2010, there were $125.0 million in advances outstanding in addition to $25.2 million in letters of credit including $25.1 million used in lieu of pledging securities to the State of Florida to collateralize governmental deposits.  On January 7, 2010, the FHLB notified the Bank that the credit availability has been rescinded and the rollover of existing advances outstanding is limited to twelve months or less.

The Bank had unsecured overnight federal funds purchased accommodations up to a maximum of $7.5 million from its correspondent bank and a secured repurchase agreement with a maximum credit availability of $23.6 million as of June 30, 2010. On August 11, 2010, the Bank was notified that the unsecured accommodation was terminated and the secured repurchase agreement availability was increased to $26.3 million.  As of June 30, 2010, collateral availability under our agreement with the Federal Reserve Bank of Atlanta (“FRB”) provides for up to $86.8 million of borrowing availability from the FRB discount window. We believe that we have adequate funding sources through unused borrowing capacity from our correspondent banks and FRB, available cash, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

As of June 30, 2010, our holding company had cash of approximately $341,000.  This cash is available for providing capital support to the Bank and for other general corporate purposes. The Company received a request from the FRB for the Company’s Board of Directors to adopt a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the FRB.  The Board adopted this resolution on October 5, 2009.  The Company notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. In January 2010, the Company notified the trustees of its $8 million trust preferred securities due September 7, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payment due March 2010.  The Company also notified the Treasury of its election to defer the dividend payment on the Series A preferred stock issued under TARP beginning in November 2009. Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock, or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due. If dividends on the Series A preferred stock are not paid for six quarters, whether or not consecutive, the Treasury has the right to appoint two members to the Board of Directors of the Company. At this time it is unlikely that the Company will resume payment of cash dividends on its common stock for the foreseeable future. As previously announced, we have entered into a definitive agreement with NAFH for the investment of up to $350 million in the Company through the purchase of common stock, preferred stock and warrant. For additional information on the potential NAFH investment, refer to Note 1 of the unaudited consolidated financial statements.

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

(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$354,647	$38,213	$128,981	$421,154	$157,605	$1,100,600
Investment securities-taxable	36,057	-	-	1,355	241,955	279,367
Investment securities-tax exempt	-	-	276	1,121	1,681	3,078
Marketable equity securities	176	-	-	-	-	176
FHLB stock	10,447	-	-	-	-	10,447
Interest-bearing deposits in other banks	139,278	-	-	-	-	139,278
Total interest-earning assets	540,605	38,213	129,257	423,630	401,241	1,532,946

Interest-bearing liabilities:
NOW accounts	194,663	-	-	-	-	194,663
Money market	171,495	-	-	-	-	171,495
Savings deposits	73,059	-	-	-	-	73,059
Time deposits	107,438	118,028	353,222	145,624	43	724,355
Subordinated debentures	25,000	-	-	-	8,000	33,000
Other borrowings	103,894	-	10,000	115,000	-	228,894
Total interest-bearing liabilities	675,549	118,028	363,222	260,624	8,043	1,425,466

Interest sensitivity gap	$(134,944)	$(79,815)	$(233,965)	$163,006	$393,198	$107,480

Cumulative interest sensitivity gap	$(134,944)	$(214,759)	$(448,724)	$(285,718)	$107,480	$107,480

Cumulative sensitivity ratio	(8.8%)	(14.0%)	(29.3%)	(18.6%)	7.0%	7.0%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above. Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts. Approximately 13% of our deposit funding is comprised of non-interest-bearing liabilities and total interest-earning assets are greater than the total interest-bearing liabilities. Therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Generally, we expect loan and investment yields and deposit costs to stabilize. However, deposit rates could increase due to demand in financial markets, banking system and other local markets for liquidity which may be reflected in elevated pricing competition for deposits. The predominant drivers to increase net interest income are the volume and composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At June 30, 2010, total unfunded loan commitments were approximately $63.5 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At June 30, 2010, commitments under standby letters of credit aggregated approximately $1.1 million.

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

The estimated interest rate risk as of June 30, 2010 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset Liability modeling.  The model derives expected interest income and interest expense resulting from an immediate two percentage point increase or decrease parallel shift in the yield curve.  The standard parallel yield curve shift uses the implied forward rates and a parallel shift in interest rates to measure the relative risk of change in the level of interest rates.

The analysis indicates an immediate 200 basis point parallel interest rate increase would result in a decrease in net interest income of approximately $221,000, or -0.5%, over a twelve month period.

A non-parallel yield curve twist is used to estimate risk related to the level of interest rates and changes in the slope or shape of the yield curve using static rates.  The increase or decrease steepening/twist of the yield curve is “ramped” over a twelve month period. Yield curve twists change both the level and slope of the yield curve, are more realistic than parallel yield curve shifts and are more useful for planning purposes.  As an example, a 500 basis point yield curve twist increase would result in short term rates increasing 600 basis points and long term rates would increase approximately 300 basis points over a 12 month period. This scenario reflects a potential rapid shift in monetary policy by the Federal Reserve which could occur if the Federal Reserve increased short term rates by 600 basis points over a 12 month period.

 Such a 500 basis point yield curve twist increase is projected to result in an increase in net interest income of approximately $1,844,000, or 4%, over a twelve month period.

The projected impact on our net interest income of a 200 basis point parallel increase of the yield curve and a 500 basis point yield curve twist increase of short-term rates are summarized below.

	June 30, 2010
	Parallel Shift	Twist
Twelve Month Period	+2%	+600%/300%

Percentage change in net interest income	-0.5%	+4%

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the six month period ended June 30, 2010  that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1a. Risk Factors

Risk factors, other than the ones discussed below, have not materially changed during the first six months of 2010. For additional risk factors, please refer to Part I, Item 1a. of our Form 10-K for the year ended December 31, 2009.

Risks Related to Our Business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in their audit report for fiscal year 2009 has expressed substantial doubt about our ability to continue as a going concern.  While management believes we have sufficient capital to continue as a going concern, continued operations will depend on our ability to comply with the terms of a Consent Order entered into with the bank regulatory agencies on July 2, 2010 and the financing or other capital required to do so may not be available or may not be available on acceptable terms.  Our unaudited consolidated financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

The Bank has entered into a Consent Order with bank regulatory agencies and certain terms of that order may not be met.

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At June 30, 2010 and December 31, 2009, these elevated capital ratios were not met. On July 2, 2010, the Bank entered a Consent Order, a formal agreement, with bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% by September 30, 2010. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order supersedes the Memorandum of Understanding entered into with regulatory agencies on July 2, 2009.  While the Company has also entered into an investment agreement for the investment of at least $175 million in the Company, which we believe will meet or exceed the capital requirements of the order, we cannot offer any assurance that the transactions contemplated by the investment agreement will close prior to the September 30, 2010 or that such closing will definitely occur.

Limitations related to the Bank’s “ Undercapitalized” capital category.

Based upon the Bank’s June 30, 2010 capital ratios, it falls within the “undercapitalized” capital category and is subject to certain restrictive rules and regulations.  Restrictions include the imposition of a limit on the rate of interest that the Bank may pay on any type of deposit and the inability to accept or roll over brokered deposits. These restrictions could have a material adverse impact on our liquidity.  Other limitations on the Bank include restrictions on capital distributions, payment of management fees and asset growth.  Additionally, the Bank is required to file a capital restoration plan with Federal and state regulatory agencies.

Recently enacted regulatory reforms could have a significant impact on the Company’s business, financial condition and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression and contains numerous and wide-ranging reforms to the United States financial system.  The Act contains many provisions which will affect institutions such as the Company and the Bank in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may reduce the Company’s and the Bank’s revenue opportunities, increase their operating costs, require them to hold higher levels of regulatory capital and/or liquidity and otherwise adversely affect their business or financial results in the future.  The Company’s management is actively reviewing the provisions of the Act and assessing its probable impact on the Company’s business, financial condition, and result of operations.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall impact, financially and otherwise, on the Company and the Bank at this time.

Risks related to the proposed North American Financial Holdings, Inc. (“NAFH”) investment in TIB

The NAFH investment is subject to closing conditions, which if not satisfied or waived, will result in the investment not being completed, which may result in adverse consequences.

The NAFH agreement is subject to closing conditions that, if not satisfied, will prevent the investment from being completed. A summary discussion of the most significant of such conditions is as follows:

•
Certain retail deposits of the Bank shall not have decreased by more that 20% from the amount thereof as of March 31, 2010.  Such deposits were $702.2 million and $651.7 million as of March 31, 2010 and June 30, 2010, respectively; or a decline of approximately 7%.

•
Charge-offs shall not exceed $12,706,000 for any completed calendar quarter and shall not exceed an amount equal to $12,706,000 pro-rated by the number of days in the interim quarterly period for the interim quarterly period ending five calendar days prior to closing.  For the quarter ended June 30, 2010 net loan charge-offs were $7.8 million.

•
The Company shall enter into an agreement with the Treasury to redeem all shares of the Series A Preferred and all the Warrants issued to the Treasury on terms specified in the investment agreement.  The Company received a letter from the Treasury indicating that the Treasury would be willing to consent to the repurchase proposal made by the Company.  However, a written agreement has not yet been executed.

•
The Company must receive NASDAQ’s approval to issue the shares to be purchased under the agreement in reliance on the shareholder voting exemption provisions of the NASDAQ rules. The Company has requested and expects to receive the required approval from NASDAQ.

•	The Company must receive agreements as to payments of certain financing transaction fees.

•	NAFH must receive the requisite approvals and consents for the investment from governmental agencies. NAFH has filed applications seeking these approvals and consents.

The agreement is also subject to other conditions that may prevent, delay or otherwise materially adversely affect the consummation of the investment.  The Company cannot predict whether or when these conditions of closing will be satisfied.

Regulatory approvals for the NAFH investment may not be received, may take longer that expected or may impose burdensome conditions or conditions that cannot be met.

Before the NAFH transaction may be completed various approvals or consents must be obtained from the Florida Office of Financial Regulation and the Board of Governors of the Federal Reserve System. These governmental agencies may impose conditions on the investment or require changes to the terms of the agreement.  Although the Company does not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or precluding the closing of the investment or imposing additional costs, any of which might impose burdensome conditions which may not be agreeable.

The NAFH investment agreement limits our ability to pursue other capital raising alternatives.

The NAFH investment agreement contains provisions limiting the Company’s ability to solicit or negotiate any acquisition proposals other than the transactions under this agreement. Violation of this provision could result in the obligation for the Company to pay an expense reimbursement up to $1 million and a termination fee equal to $7 million. These provisions could discourage other entities from trying to invest in or acquire the Company even though those entities might be willing to invest or acquire the Company under more favorable terms than those offered by NAFH.

Risks Related to Our Common Stock

Current TIB shareholders will have a reduced ownership and voting interest after the investment and will exercise less influence over management.

Under the terms of the NAFH agreement, the Company agreed to sell to NAFH 700 million shares of its common stock at a price of $0.15 per share and 70,000 shares of newly created mandatorily convertible participating voting preferred stock at a price of $1,000 per share for a cumulative total of $175 million.  After giving effect to the NAFH investment it is expected that NAFH would own approximately 99% of the Company’s stock.  In addition, during the 18-month period following the closing NAFH will have the right to invest up to an additional $175 million in preferred stock and/or common stock at $0.15 per share (subject to customary anti-dilution adjustments).  Accordingly, the Company’s current shareholders will have less influence on the management of the Company.  We can give no assurance that the issuance of such substantial amounts of stock will not cause the price of our common stock to decline.

As of June 30, 2010 and at the time of this filing, the Company did not meet the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Select market and may be delisted

On January 4, 2010, Nasdaq notified the Company that the bid price of its common stock had closed at less than $1 per share over the previous 30 consecutive business days.  As a result, the Company did not comply with the Nasdaq listing rules.  In accordance with these rules, the Company was provided until July 6, 2010, to regain compliance with the Nasdaq rules.  The Company was not able to regain compliance with the Nasdaq minimum bid rule and, accordingly, requested a hearing to appeal Nasdaq’s determination to delist the Company’s common stock from The Nasdaq Global Select Market.  This hearing was held on August 5, 2010.  During the hearing the Company requested an extension to January 3, 2011 for the Company to demonstrate a closing bid price of $1 per share in accordance with the Nasdaq rules. The Company’s submission to Nasdaq for the hearing advised that the Company intends to call a special meeting of its shareholders following the closing of the NAFH investment for such shareholders to adopt an amendment to the Company’s restated articles of incorporation to effect a reverse stock split.  The reverse stock split will require shareholder approval and will be submitted to shareholders at a special meeting following the closing of the NAFH investment. While the Nasdaq staff recommended that the hearing panel grant the Company’s request, as of the date of this filing, the Company is awaiting the final hearing determination. There is no assurance that the Company’s requested extension will be granted and if granted, there can be no assurance that the Company will be able to demonstrate compliance with the Nasdaq rules during the extension period. Accordingly, there can be no assurance that the Company will not be delisted either after the final hearing determination or at the end of the extension period if granted.

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

TIB FINANCIAL CORP.
Date: August 12, 2010	/s/ Thomas J. Longe
Thomas J. Longe Vice-Chairman, Chief Executive Officer and President

Date: August 12, 2010	/s/ Stephen J. Gilhooly
Stephen J. Gilhooly Executive Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)