Form 10-Q
period 2010-09-30
TIB FINANCIAL CORP.
filed 2010-11-15
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		714,887,922
Class		Outstanding as of October 31, 2010

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended September 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Unaudited) (Dollars in thousands, except per share data)
	Successor Company	Predecessor Company
	September 30, 2010	December 31, 2009

Assets
Cash and due from banks	$229,665	$167,402

Investment securities available for sale	309,386	250,339

Loans, net of deferred loan costs and fees	1,000,544	1,197,516
Less: Allowance for loan losses	-	29,083
Loans, net	1,000,544	1,168,433

Premises and equipment, net	43,076	40,822
Goodwill and intangible assets, net	81,440	7,289
Other real estate owned	30,531	21,352
Accrued interest receivable and other assets	46,249	49,770
Total Assets	$1,740,891	$1,705,407

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$171,376	$171,821
Interest-bearing	1,159,773	1,197,563
Total deposits	1,331,149	1,369,384

Federal Home Loan Bank (FHLB) advances	132,077	125,000
Short-term borrowings	43,828	80,475
Long-term borrowings	34,533	63,000
Accrued interest payable and other liabilities	22,239	12,030
Total liabilities	1,563,826	1,649,889

Shareholders’ equity
Preferred stock – 5,000,000 shares authorized
Series A – $.10 par value: 37,000 shares issued and outstanding, liquidation preference of $37,697 as of December 31, 2009	-	33,730
Series B – no par value: 70,000 shares issued and outstanding, liquidation preference of $70,000 as of September 30, 2010	70,000	-
Common stock - $.10 par value: 750,000,000 and 100,000,000 shares authorized, 714,887,922 and 14,961,376 shares issued, 714,887,922 and 14,887,922 shares outstanding, respectively	71,496	1,496
Additional paid in capital	35,569	74,673
Accumulated deficit	-	(49,994)
Accumulated other comprehensive loss	-	(3,818)
Treasury stock, at cost, 73,454 shares at December 31, 2009	-	(569)
Total shareholders’ equity	177,065	55,518

Total Liabilities and Shareholders’ Equity	$1,740,891	$1,705,407

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Predecessor Company
	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$14,836	$17,267	$45,471	$52,458
Investment securities:
Taxable	2,106	2,923	6,479	9,237
Tax-exempt	29	75	137	224
Interest-bearing deposits in other banks	55	18	204	58
Federal Home Loan Bank stock	16	44	26	25
Federal funds sold and securities purchased under agreements to resell	-	-	-	5
Total interest and dividend income	17,042	20,327	52,317	62,007

Interest expense
Deposits	4,392	6,601	13,803	21,651
Federal Home Loan Bank advances	1,195	1,256	3,590	3,941
Short-term borrowings	21	28	69	78
Long-term borrowings	648	679	1,973	2,123
Total interest expense	6,256	8,564	19,435	27,793

Net interest income	10,786	11,763	32,882	34,214

Provision for loan losses	17,072	14,756	29,697	25,828
Net interest income after provision for loan losses	(6,286)	(2,993)	3,185	8,386

Non-interest income
Service charges on deposit accounts	831	988	2,585	3,156
Fees on mortgage loans originated and sold	455	340	1,219	773
Investment advisory and trust fees	328	279	948	700
Loss on sale of indirect auto loans	2	-	(344)	-
Other income	802	1,865	2,283	2,863
Investment securities gains (losses), net	-	1,127	2,635	2,581
Other-than-temporary impairment losses on investments prior to April 1, 2009 adoption of ASC 320-10-65-1	-	-	-	(23)
Other-than-temporary impairment losses on investments subsequent to April 1, 2009
Gross impairment losses	-	-	-	(740)
Less: Impairments recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized in earnings subsequent to April 1, 2009	-	-	-	(740)
Total non-interest income	2,418	4,599	9,326	9,310

Non-interest expense
Salaries and employee benefits	6,610	7,288	19,859	21,736
Net occupancy and equipment expense	2,391	2,365	6,948	6,955
Foreclosed asset related expense	15,438	1,017	21,687	2,423
Other expense	5,348	4,524	16,822	13,605
Total non-interest expense	29,787	15,194	65,316	44,719

Loss before income taxes	(33,655)	(13,588)	(52,805)	(27,023)

Income tax benefit	-	(5,491)	-	(10,581)

Net Loss	$(33,655)	$(8,097)	$(52,805)	$(16,442)
Preferred dividends earned by preferred shareholders and discount accretion	680	650	2,009	2,008
Gain on retirement of Series A preferred allocated to common shareholders	(24,276)		(24,276)
Net loss allocated to common shareholders	$(10,059)	$(8,747)	$(30,538)	$(18,450)

Basic and diluted loss per common share	$(0.68)	$(0.59)	$(2.06)	$(1.25)

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts)

Predecessor Company	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2010	37,000	$34,110	14,887,922	$1,496	$74,929	$(69,524)	$(1,406)	$(569)	$39,036
Comprehensive loss:
Net loss						(33,655)			(33,655)
Other comprehensive income
Net market valuation adjustment on securities available for sale							849
Other comprehensive income:									849
Comprehensive loss									(32,806)
Preferred stock discount accretion		192				(192)			-
Stock-based compensation					529				529
Balance, September 30, 2010 Predecessor Company	37,000	$34,302	14,887,922	$1,496	$75,458	$(103,371)	$(557)	$(569)	$6,759

Successor Company	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, September 30, 2010	-	$-	-	$-	$-	$-	$-	$-	$-
Share issuance and Series A Preferred exchange	70,000	70,000	714,887,922	71,496	35,569				177,065
Balance, September 30, 2010 Successor Company	70,000	$70,000	714,887,922	$71,496	$35,569	$-	$-	$-	$177,065

Predecessor Company	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2009	37,000	$33,354	14,895,143	$1,497	$74,308	$4,259	$(881)	$(569)	$111,968
Comprehensive loss:
Net loss						(8,097)			(8,097)
Other comprehensive income, net of tax:
Net market valuation adjustment on securities available for sale							1,498
Less: reclassification adjustment for gains, net of tax expense of $424							(703)
Other comprehensive income, net of tax expense of $479									795
Comprehensive loss									(7,302)
Restricted stock cancellations			(7,060)	(1)	1				-
Preferred stock discount accretion		187				(187)			-
Stock-based compensation and related tax effect					98				98
Common stock dividends declared, 1%					212	(212)			-
Cash dividends declared, preferred stock						(462)			(462)
Balance, September 30, 2009	37,000	$33,541	14,888,083	$1,496	$74,619	$(4,699)	$(86)	$(569)	$104,302

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share and per share amounts

Predecessor Company	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	37,000	$33,730	14,887,922	$1,496	$74,673	$(49,994)	$(3,818)	$(569)	$55,518
Comprehensive loss:
Net loss						(52,805)			(52,805)
Other comprehensive income
Net market valuation adjustment on securities available for sale							5,896
Less: reclassification adjustment for gains							(2,635)
Other comprehensive income:									3,261
Comprehensive loss									(49,544)
Preferred stock discount accretion		572				(572)			-
Stock-based compensation					785				785
Balance, September 30, 2010 Predecessor Company	37,000	$34,302	14,887,922	$1,496	$75,458	$(103,371)	$(557)	$(569)	$6,759

Successor Company	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, September 30, 2010	-	$-	-	$-	$-	$-	$-	$-	$-
Share issuance and Series A Preferred exchange	70,000	70,000	714,887,922	71,496	35,569				177,065
Balance, September 30, 2010 Successor Company	70,000	$70,000	714,887,922	$71,496	$35,569	$-	$-	$-	$177,065

Predecessor Company	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2009	37,000	$32,920	14,895,143	$1,497	$73,148	$14,737	$(619)	$(569)	$121,114
Comprehensive loss:
Net loss						(16,442)			(16,442)
Other comprehensive income, net of tax expense:
Net market valuation adjustment on securities available for sale							1,667
Less: reclassification adjustment for gains, net of tax expense of $684							(1,134)
Other comprehensive income, net of tax expense of $321									533
Comprehensive loss									(15,909)
Restricted stock cancellations			(7,060)	(1)	1				-
Issuance costs associated with preferred stock issued					(48)				(48)
Preferred stock discount accretion		621				(621)			-
Stock-based compensation and related tax effect					430				430
Common stock dividends declared, 1%					1,088	(1,088)			-
Cash dividends declared, preferred stock						(1,285)			(1,285)
Balance, September 30, 2009	37,000	$33,541	14,888,083	$1,496	$74,619	$(4,699)	$(86)	$(569)	$104,302

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Predecessor Company
	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(52,805)	$(16,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,572	3,387
Provision for loan losses	29,697	25,828
Deferred income tax benefit (loss)	-	(12,001)
Investment securities net realized gains	(2,635)	(2,581)
Net amortization of investment premium/discount	2,330	1,490
Write-down of investment securities	-	763
Stock-based compensation	785	529
(Gain)/Loss on sales of OREO	55	173
OREO valuation adjustments	19,116	1,415
Loss on the sale of indirect auto loans	344	-
Other	193	197
Mortgage loans originated for sale	(56,265)	(44,405)
Proceeds from sales of mortgage loans	55,383	42,599
Fees on mortgage loans sold	(1,218)	(736)
Change in accrued interest receivable and other assets	4,681	1,786
Change in accrued interest payable and other liabilities	6,576	1,128
Net cash provided by operating activities	9,809	3,130

Cash flows from investing activities:
Purchases of investment securities available for sale	(335,038)	(549,113)
Sales of investment securities available for sale	188,601	379,774
Repayments of principal and maturities of investment securities available for sale	90,955	163,697
Net cash received in acquisition of operations - Riverside Bank of the Gulf Coast	-	271,398
Acquisition of Naples Capital Advisors business	(296)	-
Net (purchase) sale of FHLB stock	749	1,277
Principal repayments on loans, net of loans originated or acquired	27,168	(35,922)
Purchases of premises and equipment	(12,629)	(2,074)
Proceeds from sales of loans	26,902	-
Proceeds from sale of OREO	6,794	4,461
Proceeds from disposal of equipment	41	30
Net cash provided by investing activities	(6,753)	233,528

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	(107,167)	67,501
Net increase (decrease) in time deposits	97,546	(77,692)
Net change in brokered time deposits	(37,365)	(111,086)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(36,647)	1,850
Repayment of long term FHLB advances	-	(7,900)
Net change in short term FHLB advances	-	(70,000)
Net change in long term repurchase agreements	(20,000)	-
Net proceeds from North American Financial Holdings, Inc. Investment	162,840	-
Income tax effect related to stock-based compensation	-	(98)
Net proceeds from issuance costs of preferred stock and common warrants	-	(48)
Cash dividends paid to preferred shareholders	-	(1,285)
Net cash used in financing activities	59,207	(198,758)

Net increase in cash and cash equivalents	62,263	37,900
Cash and cash equivalents at beginning of period	167,402	73,734
Cash and cash equivalents at end of period	$229,665	$111,634

Supplemental disclosures of cash paid:
Interest	$16,303	$28,198
Income taxes	-	-
Supplemental information:
Fair value of noncash assets acquired	$-	$49,193
Fair value of liabilities assumed	-	320,594
Exchange of Series A Preferred Stock for common shares issued in NAFH Investment	12,160	-
Transfer of loans to OREO	35,007	24,255
Transfer of OREO to Premises and Equipment	-	2,942
See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

Note 1 – Basis of Presentation & Accounting Policies

TIB Financial Corp. is a bank holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiaries, TIB Bank and Naples Capital Advisors, Inc. Together with its subsidiaries, TIB Financial Corp. (collectively the “Company”) has a total of twenty-seven full service banking offices in Monroe, Miami-Dade, Collier, Lee, and Sarasota counties, Florida. On February 13, 2009, TIB Bank acquired the deposits (excluding brokered deposits), branch office operations and certain assets from the FDIC as receiver of the former Riverside Bank of the Gulf Coast (“Riverside”).  On September 25, 2009, The Bank of Venice, acquired by the Company in April 2007, was merged into TIB Bank.

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

North American Financial Holdings, Inc. Investment

           On September 30, 2010, (the “Transaction Date”) the Company completed the issuance and sale to North American Financial Holdings, Inc. (“NAFH”) of 700,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 1,166,666,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000 (the “Investment”). The consideration was comprised of approximately $162,840 in cash and approximately $12,160 in the form of  a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which NAFH purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by NAFH will mandatorily convert into an aggregate of 466,666,666 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation (the “Articles of Incorporation”) to increase the number of authorized shares of Common Stock to 5,000,000,000. Until shareholder approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock to permit the exercise of the Warrant in full, the Warrant shall be exercisable for that number of shares of Series B Preferred Stock that would be convertible into the number of Warrant Shares subject to such exercise. The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $0.15 per Warrant Share.

Subsequent to the Investment, NAFH owns approximately 99% of the issued and outstanding voting power of the Company and upon the completion of the Investment, R. Eugene Taylor (Chairman), Christopher G. Marshall, Peter N. Foss, William A. Hodges and R. Bruce Singletary were named to board of directors of the Company (the “Company Board”).  Mr. Howard Gutman and Mr. Brad Boaz, existing members of the Company Board, remained as such following the closing. All other members of the board of directors of the Company resigned effective September 30, 2010. TIB Bank added R. Eugene Taylor, Christopher G. Marshall, R. Bruce Singletary and Bradley Boaz to its board of directors.  Mr. Howard Gutman, a current member of TIB Bank's board, remained as such following the Closing.  All other members of the board of directors of TIB Bank resigned effective September 30, 2010.  In addition, the Company has appointed several new executive officers:  R. Eugene Taylor as Chief Executive Officer, Christopher G. Marshall as Chief Financial Officer, and R. Bruce Singletary as Chief Risk Officer.  Stephen J. Gilhooly will continue to serve as the Treasurer of the Company.

The Company also intends to conduct a rights offering to legacy shareholders of rights to purchase up to 148,879,220 shares of common stock at a price of $0.15 per share, which would raise up to $22,332, and would represent approximately 12% of the Company’s pro-forma fully diluted equity.  The record date for the rights offering was July 12, 2010.

As a result of the Investment, pursuant to which NAFH acquired and now controls 98.7% of the voting securities of the Company, the Company followed the acquisition method of accounting as required by the Business Combinations Topic of the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).  Under the rules of the SEC Staff Accounting Bulletin Topic 5J, New Basis of Accounting Required in Certain Circumstances (“SEC SAB T. 5J”) the application of “push down” accounting is required.

Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill.  Acquisition accounting requires that the valuation of assets, liabilities, and non-controlling interests be recorded in the acquiree’s records as well.  Accordingly, the Company’s Consolidated Financial Statements and transactional records prior to the NAFH Investment reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the NAFH Investment are labeled “Successor Company” and reflect the push down basis of accounting for the new fair values in the Company’s financial statements.  This change in accounting basis is represented in the Consolidated Financial Statements by a vertical black line which appears between the columns entitled “Predecessor Company” and “Successor Company” on the statements and in the relevant notes.  The black line signifies that the amounts shown for the periods prior to and subsequent to the NAFH Investment are not comparable.

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, acquisition accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements.  Accordingly, retained earnings and accumulated other comprehensive income at September 30, 2010 represent only the results of operations subsequent to September 30, 2010, the date of the NAFH Investment.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

The most significant fair value adjustments recorded related to loans which previously were recorded based upon their predecessor carrying amounts, less deferred loan fees and costs and an allowance for loan losses, and were adjusted to reflect September 30, 2010 estimated fair values. The predecessor carrying amounts reflect the balance of these loans immediately before the NAFH Investment. Accordingly, under accounting principles generally accepted in the United States, no allowance for loan losses was required at September 30, 2010 and the operating results of the Company in future periods will be impacted by these and other fair value adjustments as the underlying assets and liabilities are converted in the normal course of business. As we are still in the process of completing the fair value analysis of assets and liabilities, the final adjustments may differ significantly from the preliminary estimates recorded to date.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, which is increased by the provision for loan losses and decreased by charge-offs less recoveries.  Loan losses are charged against the allowance when management believes the uncollectiblity of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required based on factors including past loan loss experience, the nature and mix of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components.  The specific component relates to loans that are impaired and are individually internally classified as special mention, substandard or doubtful.  The general component covers non-classified loans and is based on subjective factors and historical loss experience adjusted for current factors.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract.  Individual commercial, commercial real estate and residential loans exceeding certain size thresholds established by management are individually evaluated for impairment. If a loan is considered to be impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale or liquidation of the collateral.  Generally, large groups of smaller balance homogeneous loans, such as consumer, indirect, and residential real estate loans (other than those evaluated individually), are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Purchased Credit-Impaired Loans

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments are accounted for using the guidance for Purchased Credit-Impaired (“PCI”) loans, which is contained in the Receivables Topic of the ASC and in accordance with the accounting guidance for Business Combinations. PCI loans are initially recorded at fair value, and any related allowance for loan and lease losses from before the acquisition cannot be carried over.  Some loans that otherwise meet the definition as credit impaired are specifically excluded from the PCI loan portfolios, such as revolving lines of credit where the borrower still has revolving privileges.

Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and nonaccrual status, recent borrower credit scores, credit risk ratings and recent loan-to-value percentages.  Generally, acquired loans that meet the Company’s definition for nonaccrual status are considered to be credit-impaired, but many other loans are considered credit-impaired that have not yet deteriorated enough to be considered nonaccrual.

Accounting for PCI loans at acquisition involves estimating the fair value using the principal and interest cash flows expected to be collected on the credit impaired loans and discounting those cash flows at a market rate of interest.  The excess of cash flows expected to be collected over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan, or pool of loans, in situations where there is a reasonable expectation about the timing and amount of cash flows to be collected.  The difference between contractually required payments and the non-discounted cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

Subsequent to acquisition, Management is required to complete quarterly evaluations of expected cash flows.  Decreases in the expected cash flows will generally result in a charge to the provision for loan losses resulting in the establishment of an increase to the allowance for loan and lease losses. Increases in the expected cash flows will generally result in an increase in interest income over the remaining life of the loan, or pool of loans.  Disposals of loans, which may include sales of loans to third parties, receipt of payments in full or part by the borrower, and foreclosure of the collateral results in removal of the loan from the PCI loan portfolio at their carrying amount.

Because PCI loans are written down at acquisition to an amount estimated to be collectible, such loans may not be classified as nonaccrual even though they may be contractually past due.  PCI loans are not reported as nonaccrual loans when management expects to fully collect the new carrying values of such loans (that is, the new cost basis arising out of acquisition accounting).

PCI loans were written down on the Transaction Date to an amount estimated to be collectible.  Accordingly, such loans are no longer classified as impaired loans even though they may be contractually past due, because we expect to fully collect the new carrying values of such loans (that is, the new cost basis arising out of acquisition accounting).

Loans that had been classified as troubled debt restructured loans (“TDR’s”) because the Company had to offer concessionary payment or interest terms so the borrower could continue to make payments are not reported as TDRs after the application of the acquisition method of accounting. The process of revaluing them takes into account the probability of the borrower being able to remain current with the restructured terms.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

Investment Securities and Other Than Temporary Impairment

Investment securities which may be sold prior to maturity are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. As of September 30, 2010, resulting from the application of acquisition accounting and related fair value adjustments, unrealized gains and losses on investment securities were eliminated as the recorded costs of these investments were adjusted to their fair values. Other securities such as Federal Home Loan Bank stock are carried at cost and are included in other assets on the balance sheets.

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

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

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

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses incurred by the Company over the last three years coupled with the expectation that our future realization of deferred taxes will be limited as a result of the investment by NAFH. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at September 30, 2010 and December 31, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, “Accounting for Transfers of Financial Assets.” ASU 2009-16 eliminates the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Adoption, on January 1, 2010, did not have a material impact on the results of operations or financial position of the Company.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for us on January 1, 2010. See Note 8 – Fair Value Measurements.

In April 2010, the FASB issued ASU No. 2010-18 “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset”.  ASU 2010-18 provides that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. Adoption of the provisions of ASU 2010-18 did not have a significant impact on our consolidated financial statements.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for our financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for our financial statements that include periods beginning on or after January 1, 2011.

Note 2 – Acquisition

As disclosed in Note 1, “Basis of Presentation and Accounting Policies,” of these Unaudited Consolidated Financial Statements, on September 30, 2010, the Company issued and sold to NAFH 700,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant to purchase up to 1,166,666,667 shares of Common Stock of the Company for aggregate consideration of $175,000. The consideration was comprised of approximately $162,840 in cash and approximately $12,160 in the form of a contribution to the Company of all 37,000 shares of preferred stock issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock which NAFH purchased directly from the Treasury.

As a result of the Investment Agreement, NAFH acquired and now controls 98.7% of the voting securities of the Company and followed the acquisition method of accounting and applied “acquisition accounting.”  Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill.  As part of the valuation, intangible assets were identified and a fair value was determined as required by the accounting guidance for business combinations.  Accounting guidance also requires the application of “push down accounting,” whereby the adjustments of assets and liabilities to fair value and the resultant goodwill are shown in the financial statements of the acquiree.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The methodology used to obtain the fair values to apply acquisition accounting is described in Note 8, “Fair Value Measurements of Financial Instruments” of these Consolidated Financial Statements.

The following table summarizes the Investment Transaction:

Fair value of assets acquired:
Cash and cash equivalents	$229,665
Securities available for sale	309,386
Loans	1,000,544
Goodwill and intangible assets, net	81,440
Other assets	119,856
Total assets acquired	$1,740,891

Fair value of liabilities assumed:
Deposits	$1,331,149
Long-term debt and other borrowings	210,438
Other liabilities	22,239
Total liabilities assumed	$1,563,826

Net assets	177,065
Less: Non-controlling interest at fair value	5,955
$171,110

Underwriting, due diligence and legal costs	3,890

Purchase consideration	$175,000

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the Transaction Date to make preliminary estimates of the fair value of assets acquired and liabilities assumed.  While the Company believes that information provides a reasonable basis for estimating the fair values, it expects to obtain additional information and evidence during the measurement period (not exceed one year from the Transaction Date) that will likely result in changes to the estimated fair value amounts.  Thus, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one-year from the Transaction Date. Based on the applicable accounting literature on business combinations, subsequent adjustments, if any, will be retrospectively recorded in future filings.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

A summary and description of the assets, liabilities and non-controlling interests fair valued in conjunction with applying the acquisition method of accounting is as follows:

Cash and cash equivalents

The cash and cash equivalents of $229,665 held at the Transaction Date approximated the fair value on the Transaction Date and did not require a fair value adjustment.

Investment securities

Investment securities are reported at fair value and were $309,386 on the Transaction Date.  To account for the NAFH Investment, the unamortized premium and discounts were recognized as acquisition accounting adjustments and the unrealized gain or loss on investment securities became the new premium or discount for each security held by the Company.

The fair value of the investment securities is primarily based on values obtained from third parties which are based on recent activity for the same or similar securities.  Before the Transaction Date, the investment securities portfolio had a predecessor carrying value of $310,316 and a fair value of $309,386.  The difference between the fair value and the current par value was recorded as the new premium or discount on a security by security basis.

Loans

All loans in the loan portfolio at the Transaction Date were evaluated and a fair value of $1,000,544 was assigned in accordance with the accounting guidance for receivables. All loans were considered to be purchase credit impaired loans or “PCI loans” with the exception of revolving lines of credit, loans collateralized by cash deposits and other types of loans with no real credit risk.  The revolving lines of credit were also evaluated but are not considered PCI loans. A summary of the valuation for the PCI loans is in Note 4, “Loans” of these Consolidated Financial Statements.

Goodwill and intangible assets

As disclosed above, the excess of purchase consideration over the net assets being reported at fair value is the goodwill. This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill.  Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes. The intangible assets identified as part of the valuation of the NAFH Investment were Core Deposit Intangibles (“CDI”), Customer Relationship Intangibles (“CRI”) and Trade Names. All of the identified intangible assets are amortized as a non-interest expense over their estimated lives, except the TIB Bank and Naples Capital Advisors trade names. As the preliminary estimates of fair value associated with these indentified intangibles was incomplete as of the date of this filing, the amounts associated with these intangible assets were provisionally combined with the balance of goodwill. Accordingly, goodwill and intangibles of $81,440 were reported as of September 30, 2010.

Core Deposit Intangible

The CDI valuation is based on the Bank’s transaction related deposit accounts, interest rates on the deposits compared to the market rate on the Transaction Date and estimated life of those deposits.  The value of non-interest bearing deposits comprises the largest portion of the CDI. The estimated  value of the CDI is the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base.  The present value is calculated over the estimated life of the deposit base.

The type of deposit accounts evaluated for the CDI were demand deposit accounts, money market accounts and savings accounts.

Customer Relationship Intangible

The CRI was based on the assets under management by Naples Capital Advisors, Inc. on the Transaction Date.  CRI is created when a customer relationship exists between an entity and its customer if the entity has information about the customer and has regular contact with the customer, and the customer has the ability to make direct contact with the entity.  Customer relationships meet the contractual-legal criterion if an entity has a practice of establishing contracts with its customers, regardless of whether a contract exists at the acquisition date.  Customer relationships also may arise through means other than contracts, such as through regular contact by sales or service representatives.

The value of the CRI is based on the present value of future cash flows arising from the management of investment accounts of customers generated from Naples Capital Advisors, Inc. based on the assets under management at September 30, 2010. The valuation of this intangible asset involves three steps: determining the useful life of the intangible asset, determining the resulting cash flows and determining the discount rate.

The assets under management as of the Transaction Date were approximately $184,489.

Trade Name Intangible

Trademarks, service marks and other registered marks (collectively referred to as the “Trade Name”) can have great significance to customers.  The function of a mark is to indicate to the consumer the sources from which goods and services originate. The trade names considered to have value are TIB Bank and Naples Capital Advisors.

The trade name value was based on the estimated income from each trade name used by the Company.  The trade name for TIB Bank and Naples Capital Advisors has an indefinite life because there are not legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of an intangible asset to the reporting entity.  The useful life of the asset shall be considered to be indefinite.  The term indefinite does not mean the same as infinite or indeterminate.   The useful life of an intangible asset is indefinite if that life extends beyond the foreseeable horizon—that is, there is no foreseeable limit on the period of time over which it is expected to contribute to the cash flows of the reporting entity.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)
Other Assets

A majority of the other assets held by the Company did not have a fair value adjustment as part of the acquisition accounting since their carrying value approximated fair value such as accrued interest receivable. It was not practicable to determine the fair value of FHLB due to restrictions placed on their transferability. The most significant other assets which are reported at fair value in the Company’s Consolidated Financial Statements at each reporting period and that were reviewed for valuation adjustments as part of the acquisition accounting were $8,099 in prepaid FDIC assessments and the $10,842 cash surrender value of bank owned life insurance policies.

Deposits

Term deposits were not included as part of the CDI valuation.  Instead, a separate valuation of term deposit liabilities was conducted due to the contractual time frame associated with these liabilities.  The term deposits which were evaluated for acquisition accounting consisted of certificates of deposit, brokered deposits and Certificate of Deposit Account Registry Services (“CDARS”) CDs.  The fair value of these deposits was determined by first stratifying the deposit pool by monthly maturity and calculating the interest rate for each maturity period.  Then cash flows were projected by period and discounted to present value using current market interest rates. Based on the characteristics of the certificates, either a retail rate or a brokered certificate of deposit rate was used.

Certificates of deposit liabilities had a fair value of $733,545 as of September 30, 2010, compared to a carrying value of $724,899 for an amortizable premium of $8,646.  Brokered Deposit liabilities had a fair value of $11,054 as of September 30, 2010 compared to a carrying value of $10,836 for an amortizable premium of $218. CDARs liabilities had a fair value of $9,453 as of September 30, 2010, compared to a carrying value of $9,363 million for an amortizable premium of $90. The Company will amortize these premiums into income as a reduction of interest expense on a level-yield basis over the weighted average term.

Long-term debt and other borrowings

Included in long-term debt and other borrowings in the summary table above are FHLB advances, securities sold under agreements to repurchase and trust preferred debt securities.  These were fair valued by developing cash flow estimates for each of these debt instruments based on scheduled principal and interest payments, current interest rates, and prepayment penalties.  Once the cash flows were determined, a market rate for comparable debt was used to discount the cash flows to the present value.  The Company will amortize the premium and accrete the discount into income on a level-yield basis over the contractual term as an adjustment to interest expense.

FHLB advances had a fair value of $132,077 as of September 30, 2010, compared to a carrying value of $125,000 for an amortizable premium of $7,077.

Securities sold under agreements to repurchase on a long-term basis had a fair value of $10,063 as of September 30, 2010, compared to a carrying value of $10,000 for an amortizable premium of $63.

The trust preferred securities had a fair value of $24,470 as of September 30, 2010 compared to a predecessor carrying value of $33,000 for a net accretable discount of $8,530.  The premium will be amortized and the discount will be accreted into income as a reduction of interest expense and an increase to interest expense on a level yield bases over the contractual terms, respectively.

Lease Liability

The Company operates approximately 6 properties under long term operating leases. The classification of the Company’s leases as operating, as opposed to capital, was not changed in applying the acquisition method of accounting.

When reviewing the leases, the contractual lease payments and terms were compared to the current market conditions for a similar location and building leased.  The Company’s leases were considered to be unfavorable relative to the market terms of leases at September 30, 2010 to the extent that the existing lease terms were higher than the current market terms, and a liability of $251 was recognized as part of the acquisition accounting.

Non-Controlling Interest

In determining the estimated fair value of the non-controlling interest, the Company utilized the market valuation of its common stock as part of the acquisition accounting as of September 30, 2010.

Transaction Expenses

As required by the Investment Agreement, the Company incurred and reimbursed third party expenses of approximately $3,890 which were recorded as a reduction of the $175,000 of proceeds received from the issuance of preferred and common shares.

There were no indemnification assets identified in this business combination, nor were there any contingent consideration assets or liabilities to be recognized.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

Note 3 – Investment Securities

The amortized cost, estimated fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income of investment securities available for sale at September 30, 2010 and December 31, 2009 are presented below:

	Successor Company as of September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$34,767	$-	$-	$34,767
States and political subdivisions—tax exempt	3,098	-	-	3,098
States and political subdivisions—taxable	2,308	-	-	2,308
Marketable equity securities	102	-	-	102
Mortgage-backed securities—residential	266,144	-	-	266,144
Corporate bonds	2,094	-	-	2,094
Collateralized debt obligation	873	-	-	873
	$309,386	$-	$-	$309,386

	Predecessor Company as of December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$29,232	$24	$84	$29,172
States and political subdivisions—tax exempt	7,754	307	-	8,061
States and political subdivisions—taxable	2,313	-	101	2,212
Marketable equity securities	12	-	4	8
Mortgage-backed securities—residential	207,344	2,083	1,312	208,115
Corporate bonds	2,878	-	866	2,012
Collateralized debt obligation	4,996	-	4,237	759
	$254,529	$2,414	$6,604	$250,339

Proceeds from sales and calls of securities available for sale were $20,000 and $228,603 for the three and nine months ended September 30, 2010, respectively. Gross gains of approximately $0 and $2,635 were realized on these sales and calls during the three and nine months ended September 30, 2010, respectively.

The estimated fair value of investment securities available for sale at September 30, 2010 by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Successor Company as of September 30, 2010
	Fair Value	Amortized Cost
Due in one year or less	$276	$276
Due after one year through five years	29,678	29,678
Due after five years through ten years	363	363
Due after ten years	12,823	12,823
Marketable equity securities	102	102
Mortgage-backed securities - residential	266,144	266,144
	$309,386	$309,386

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

As previously discussed in Note 1, as a result of the application of the acquisition method of accounting and the resulting adjustments to record securities at their fair values as of the Transaction Date, no unrealized gains or losses were reported as of September 30, 2010. Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position for Predecessor Company as of December 31, 2009 is as follows:

	Less than 12 Months		12 Months or Longer		Total
Predecessor Company as of December 31, 2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$5,034	$84	$-	$-	$5,034	$84
States and political subdivisions—tax exempt	-	-	275	-	275	-
States and political subdivisions-taxable	-	-	2,212	101	2,212	101
Marketable equity securities	8	4	-	-	8	4
Mortgage-backed securities - residential	98,746	1,206	10,542	106	109,288	1,312
Corporate bonds	-	-	2,012	866	2,012	866
Collateralized debt obligation	-	-	759	4,237	759	4,237
Total temporarily impaired	$103,788	$1,294	$15,800	$5,310	$119,588	$6,604

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

As of September 30, 2010, the Company’s security portfolio consisted of 54 security positions, none of which were in an unrealized loss position.  As of December 31, 2009, the majority of unrealized losses are related to the Company’s collateralized debt obligation, corporate bonds and mortgage-backed and other securities, as discussed below:

Mortgage-backed securities

At December 31, 2009, the Company owned residential mortgage backed securities guaranteed by U.S. Government agencies and corporations. The fair values of certain of these securities declined since we acquired them due to wider spreads required by the market or changes in market interest rates.

Corporate bonds

At December 31, 2009, the Company owned corporate bonds issued by one of the largest banking and financial institutions in the United States. These bonds had been downgraded to “B” due to increased credit concerns, however recently the rating agencies upgraded these bonds to “BB”.  The institution has received significant capital investment and its financial performance is beginning to improve and it repaid the capital investment from the United States Treasury. As the Company does not have the intent to sell these bonds and it is likely that it will not be required to sell the bonds before their anticipated recovery, the Company does not consider these bonds to be other-than-temporarily impaired at December 31, 2009.

Collateralized debt obligation

The Company owns a collateralized debt security collateralized by trust preferred securities issued primarily by banks and several insurance companies. Our analysis of this investment falls within the scope of ASC 325-40. This security was rated high quality “AA” at the time of purchase, but at September 30, 2010, nationally recognized rating agencies rated this security as “C.” The Company compares the present value of expected cash flows to the previous estimate to ensure there are no adverse changes in the expected cash flows. The Company utilizes a discounted cash flow valuation model which considers the structure and term of the CDO and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults by issuers of the underlying trust preferred securities. Assumptions used in the model include expected future default rates. Interest payment deferrals are generally treated as defaults even though they may not actually result in defaults. During the nine months ended September 30, 2010 and as of December 31, 2009, we engaged an independent third party valuation firm to estimate the fair value and credit loss potential of this security. Management reviewed the assumptions and methodology employed in these analyses and while the assumptions differ somewhat from period to period, the methodology of discounting estimated future cash flows based upon the expected performance of the underlying issuers collateralizing the security has not changed during 2010. Based upon the most recent analysis, management concluded that the unrealized loss does not meet the definition of other than temporary impairment under generally accepted accounting principles because no credit loss has been incurred. Additionally, we used the model to evaluate alternative scenarios with higher than expected default assumptions to evaluate the sensitivity of our default assumptions and the level of additional defaults required before a credit loss would be incurred.  This security remained classified as available for sale at September 30, 2010.  In arriving at the estimate of fair value for this security as of September 30, 2010, the model used a discount margin of 11% above the LIBOR forward interest rate curve and a projected cumulative default assumption of approximately 41%. As of September 30, 2010, the trustee’s most recent report indicated actual defaults and deferrals of approximately 33% net of assumed recoveries.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

The table below presents a rollforward of the credit losses recognized in earnings for the three and nine month period ended September 30, 2010:

	Predecessor Company
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$9,996	$9,996
Additions/Subtractions
Credit losses recognized during the period	-	-
Ending balance before acquisition accounting	$9,996	$9,996

Note 4 – Loans

Major classifications of loans are as follows:

	Successor Company as of September 30, 2010	Predecessor Company as of December 31, 2009
Real estate mortgage loans:
Commercial	$590,433	$680,409
Residential	222,477	236,945
Farmland	11,922	13,866
Construction and vacant land	47,055	97,424
Commercial and agricultural loans	61,600	69,246
Indirect auto loans	25,524	50,137
Home equity loans	32,991	37,947
Other consumer loans	8,542	10,190
Total loans	1,000,544	1,196,164

Net deferred loan costs	-	1,352
Loans, net of deferred loan costs	$1,000,544	$1,197,516

PCI loans had an unpaid principal balance of $1,034,420 and a carrying amount of 957,618 at September 30, 2010. The amounts discussed herein relating to PCI loans may change significantly as a result of the finalization of the preliminary estimates used in the application of the acquisition method of accounting. The components of the fair value of the PCI loans were as follows:

Successor Company as of September 30, 2010
Contractually required payments including interest	$1,334,003
Nonaccretable difference	(98,091)
Cash flows expected to be collected	1,235,912
Accretable yield	(278,294)
Total at September 30, 2010	$957,618

The contractually required payments represent the total undiscounted amount of all uncollected contractual principal and contractual interest payments both past due and scheduled for the future, adjusted for the timing of estimated prepayments and any full or partial charge-offs prior to the NAFH Investment. Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans, which is their fair value at the time of the NAFH Investment. The accretable yield is accreted into interest income over the estimated life of the PCI loans using the level yield method. The accretable yield will change due to changes in:

•	the estimate of the remaining life of PCI loans which may change the amount of future interest income, and possibly principal, expected to be collected;

•	the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

•	indices for PCI loans with variable rates of interest.

For PCI loans, the impact of loan modifications is included in the evaluation of expected cash flows for subsequent decreases or increases of cash flows.  For variable rate PCI loans, expected future cash flows will be recalculated as the rates adjust over the lives of the loans.  At acquisition, the expected future cash flows were based on the variable rates that were in effect at that time.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

Note 5 – Allowance for Loan Losses

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 follows:

	Predecessor Company
	Three Months Ended September 30,		Nine Month Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$27,710	$25,446	$29,083	$23,783
Provision for loan losses charged to expense	17,072	14,756	29,697	25,828
Loans charged off	(12,445)	(8,114)	(27,432)	(17,647)
Recoveries of loans previously charged off	69	27	1,058	151
Balance, September 30	32,406	$32,115	32,406	$32,115

	Successor Company
Acquisition accounting adjustment	(32,406)		(32,406)
Balance, September 30	$0		$0

Nonperforming loans were as follows:

	Successor Company as of September 30, 2010(1)		Predecessor Company as of December 31, 2009
Collateral Type	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	38	$7,750	36	$9,250
Home equity loans	8	828	8	1,488
Commercial 1-4 family investment	9	3,783	19	8,733
Commercial and agricultural	6	618	7	2,454
Commercial real estate	29	27,397	29	24,392
Land development	9	6,593	13	25,295
Government guaranteed loans	1	107	2	143
Indirect auto, auto and consumer loans	33	288	97	1,078
		$47,364		$72,833

(1)
As of September 30, 2010, loans having previously met the criteria for placement on nonaccrual due to the status of contractually required payments are presented herein as nonperforming for comparative purposes although they are reported at fair value as of the Transaction Date.

Due to the closing of the investment by North American Financial Holdings, Inc. on September 30, 2010, resulting in their ownership of approximately 99% of the Company, significant preliminary accounting adjustments were recorded resulting in the Company’s balance sheet being revalued to fair value. The most significant adjustments recorded related to loans which previously were recorded based upon their contractual amounts and were adjusted to reflect September 30, 2010 estimated fair values. Accordingly, under accounting principles generally accepted in the United States, no allowance for loan losses was required at September 30, 2010.  The application of the acquisition method of accounting due to the NAFH Investment impacted the disclosure for impaired loans. All loans, impaired as well as non-impaired, were recorded in the consolidated financial statements at their estimated fair values. Accordingly, after recording the required acquisition accounting adjustments, no loans have a carrying amount greater than their fair value and reported as impaired as of September 30, 2010.  Impaired loans as of December 31, 2009 were as follows:

Predecessor Company as of December 31, 2009
Loans with no allocated allowance for loan losses	$60,629
Loans with allocated allowance for loan losses	87,823
Total	$148,452

Amount of the allowance for loan losses allocated	$9,040

Note 6 – Earnings Per Share and Common Stock

Since we reported a net loss for each period reported, all outstanding stock options, restricted stock awards and warrants are considered anti-dilutive.  Loss per share has been computed based on 14,861,623 and 14,828,133 basic and diluted shares for the three months ended September 30, 2010 and 2009, respectively and 14,850,221 and 14,814,982 basic and diluted shares for the nine months ended September 30, 2010 and 2009, respectively.  The dilutive effect of stock options, warrants and unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Anti-dilutive stock options	776,002	687,856	794,916	689,867
Anti-dilutive unvested restricted stock awards	26,160	65,990	37,603	79,759
Anti-dilutive warrants	2,380,213	2,380,213	2,380,213	2,380,213

Note 7 – Capital Adequacy

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based capital ratios. At September 30, 2010 and December 31, 2009, both the Bank and the Company maintained capital ratios exceeding the requirement to be considered adequately capitalized. These minimum ratios along with the actual ratios for the Company and the Bank at September 30, 2010 and December 31, 2009, are presented in the following table.

	Adequately Capitalized Requirement	Successor Company as of September 30, 2010 Actual	Predecessor Company as of December 31, 2009 Actual
Tier 1 Capital (to Average Assets)
Consolidated	≥ 4.0%	7.1%	4.1%
TIB Bank	≥ 4.0%	6.7%	4.8%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	≥ 4.0%	11.7%	5.7%
TIB Bank	≥ 4.0%	11.0%	6.8%

Total Capital (to Risk Weighted Assets)
Consolidated	≥ 8.0%	11.7%	8.1%
TIB Bank	≥ 8.0%	11.0%	8.1%

On July 2, 2009, the Bank entered into a Memorandum of Understanding, which is an informal agreement, with bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At December 31, 2009, these elevated capital ratios were not met.  On July 2, 2010, the Bank entered into a Consent Order, which is a formal agreement, with the bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. At September 30, 2010, based upon the preliminary acquisition accounting adjustments, these ratios were not met.  The Bank achieved a Tier 1 capital ratio of 6.7% and a total risk-based capital ratio of 11.0%. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order supersedes the Memorandum of Understanding. On September 22, 2010 the Federal Reserve Bank of Atlanta (FRB) and the Company entered into a written agreement (the “Written Agreement”) where the Company agrees, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or  pay any dividends without the prior  written approval of the FRB.

On September 30, 2010, the Company completed the issuance and sale to North American Financial Holdings, Inc. (“NAFH”) of 700,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant to purchase up to 1,166,666,667 shares of Common Stock of the Company for aggregate consideration of $175,000 . The consideration was comprised of approximately $162,840 in cash and approximately $12,160 in the form of  a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which NAFH purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by NAFH will mandatorily convert into an aggregate of 466,666,666 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 5,000,000,000. Until shareholder approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock to permit the exercise of the Warrant in full, the Warrant shall be exercisable for that number of shares of Series B Preferred Stock that would be convertible into the number of Warrant Shares subject to such exercise. The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $0.15 per Warrant Share.

The Company also intends to conduct a rights offering to legacy shareholders of rights to purchase up to 148,879,220 shares of common stock at a price of $0.15 per share, which would raise up to $22,332, and would represent approximately 12% of the Company’s pro-forma fully diluted equity.  The record date for the rights offering was July 12, 2010.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

Note 8 – Fair Value Measurements

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

The fair values of securities available for sale are determined by: 1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs); 2) matrix pricing, which is a mathematical technique widely used in the financial markets to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs); and 3) for collateralized debt obligations and certain other assets and liabilities recorded at fair value in connection with the application of the acquisition method of accounting, custom discounted cash flow modeling (Level 3 inputs).

Valuation of Collateralized Debt Securities

As of September 30, 2010, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of this security are Level 3 inputs. In determining its estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of this security are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of this security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers. Since the fourth quarter of 2009, we have engaged an independent third party valuation firm to estimate the fair value and credit loss potential of this security. Management reviewed the assumptions and methodology employed in this analysis. The valuation approach for the collateralized debt security did not change during the first nine months of 2010.

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

Valuation of Assets and Liabilities in Connection With the Application of the Acquisition Method of Accounting as of September 30, 2010

As of September 30, 2010, due to the NAFH Investment as described in greater detail in Note 1, all assets and liabilities were recorded at their estimated fair values due to the application of the acquisition method of accounting. The Company engaged several third party valuation experts to assist in the analysis of the estimated fair values of assets and liabilities as of September 30, 2010. As the Company has not yet completed its analysis of fair value, the related adjustments reflect preliminary estimates and likely change upon the finalization of the analysis. Accordingly, a description of the methods of valuation employed in the Company’s analysis for estimating the fair values of the assets and liabilities subject to such acquisition method adjustments along with the classification of the related inputs is as follows:

•
Loans – As of September 30, 2010, all loans were reported at their estimated fair values. Such estimates for the majority of loans were derived primarily from discounted cash flow models factoring in estimated probabilities of default and estimated losses given default based upon the Company’s actual historical losses for similar categories of loans. Loans classified as nonaccrual were primarily valued based upon the estimated fair value of available collateral discounted over estimated time periods factoring in the conversion of the collateral to cash. The inputs used in determining the estimated fair values of loans are Level 3 inputs.

•
Premises and equipment – As of September 30, 2010, all premises and equipment were reported at their estimated fair values. Estimated fair values of real estate were generally based on real estate appraisals and other available observable market information. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

•
Time deposits, FHLB advances and long term borrowings – As of September 30, 2010, these liabilities were reported at their estimated fair values. Such estimates were derived based upon models utilizing discounted cash flows factoring in the alternative cost of available funding sources with similar maturities or repricing characteristics. The inputs used in determining the estimated fair values of time deposits and certain long term borrowings are Level 3 inputs. The inputs used in determining the estimated fair values of FHLB advances and certain long term borrowings are Level 2 inputs.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
	Successor Company as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$34,767	$-	$34,767	$-
States and political subdivisions—tax exempt	3,098	-	3,098	-
States and political subdivisions—taxable	2,308	-	2,308	-
Marketable equity securities	102	-	102	-
Mortgage-backed securities—residential	266,144	-	266,144	-
Corporate bonds	2,094	-	2,094	-
Collateralized debt obligations	873	-	-	873
Available for sale securities	$309,386	$-	$308,513	$873

		Fair Value Measurements at December 31, 2009 Using
	Predecessor Company as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$29,172	$-	$29,172	$-
States and political subdivisions—tax exempt	8,061	-	8,061	-
States and political subdivisions—taxable	2,212	-	2,212	-
Marketable equity securities	8	-	8	-
Mortgage-backed securities—residential	208,115	-	208,115	-
Corporate bonds	2,012	-	2,012	-
Collateralized debt obligations	759	-	-	759
Available for sale securities	$250,339	$-	$249,580	$759

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009 and held at September 30, 2010 and 2009, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
Predecessor Company	2010	2009
Beginning balance, July 1,	$758	$2,104
Included in earnings – other than temporary impairment	-	-
Included in other comprehensive income	115	(61)
Transfer in to Level 3	-	-
Ending balance September 30,	$873	$2,043

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
Predecessor Company	2010	2009
Beginning balance, January 1,	$759	$4,275
Included in earnings – other than temporary impairment	-	(763)
Included in other comprehensive income	114	(1,469)
Transfer in to Level 3	-	-
Ending balance September 30,	$873	$2,043

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
	Successor Company as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Loans	$1,000,544	$-	$-	$1,000,544
Premises and equipment	43,076	-	-	43,076
Other real estate owned	30,531	-	-	30,531
Other repossessed assets	163	-	163	-

Liabilities:
Time deposits	733,545	-	-	733,545
FHLB advances	132,077	-	132,077	-
Long-term borrowings	34,533	-	10,063	24,470

		Fair Value Measurements at December 31, 2009 Using
	Predecessor Company as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$52,122	$-	$-	$52,122
Other real estate owned	21,352	-	-	21,352
Other repossessed assets	326	-	326	-

During the nine months ended September 30, 2010 prior to the application of adjustments related to the application of the acquisition method of accounting, $18,581 of the allowance for loan losses was specifically allocated to collateral dependent impaired loans. The amounts of the specific allocations for impairment are considered in the overall determination of the provision for loan losses. Other real estate owned was measured at a fair value of $30,531 as of September 30, 2010. As a result of sales of foreclosed properties, receipt of updated appraisals, reduced listing prices or entering into contracts to sell these properties, valuation adjustments of $14,283 and $19,171 were recognized in our statements of operations during the three and nine months ended September 30, 2010, respectively. Other repossessed assets are primarily comprised of repossessed automobiles and are measured at fair value as of the date of repossession. As a result of the disposition of repossessed vehicles, losses of $55 and $9 were recognized in our statements of operations during the three and nine months ended September 30, 2010, respectively. Collateral dependent impaired loans had a carrying amount of $60,413, with a valuation allowance of $8,291 as of December 31, 2009. Other real estate owned had a carrying amount of $22,147, less a valuation allowance of $795 as of December 31, 2009.

TIB FINANCIAL CORP.
Unaudited Notes to Consolidated Financial Statements
(Dollars in thousand, except share and per share amounts)

The carrying amounts and estimated fair values of financial instruments, at September 30, 2010 are as follows:

	September 30, 2010
Successor Company	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$229,665	$229,665
Investment securities available for sale	309,386	309,386
Loans, net	1,000,544	1,000,544
Federal Home Loan Bank and Independent Bankers’ Bank stock	9,986	NM
Accrued interest receivable	5,132	5,132

Financial liabilities:
Non-contractual deposits	$597,604	$597,604
Contractual deposits	733,545	733,545
Federal Home Loan Bank Advances	132,077	132,077
Short-term borrowings	43,828	43,828
Long-term repurchase agreements	10,063	10,063
Subordinated debentures	24,470	24,470
Accrued interest payable	8,589	8,589

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

Note 9 – Other Real Estate Owned

Activity in other real estate owned for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Successor Company	Predecessor Company
	As of September 30, 2010	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Other real estate owned
Balance, beginning of period		$43,959	$8,257	$22,147	$5,582
Real estate acquired		9,305	15,475	35,007	24,122
Properties sold		(4,505)	(3,411)	(8,531)	(6,454)
Transfer to facilities used in operations		-	-	-	(2,941)
Other		-	-	136	12
Balance, September 30,	$30,531	$48,759	$20,321	$48,759	$20,321

Valuation allowance
Balance, beginning of period		$(5,260)	$(1,115)	$(795)	$(1,259)
Additions charged to expense		(14,340)	(614)	(19,116)	(1,415)
Relieved due to sale of property		1,372	990	1,683	1,935
Balance, September 30,	$-	$(18,228)	$(739)	$(18,228)	$(739)

Expenses related to foreclosed assets during period
Net loss (gain) on sales		$(57)	$(8)	$55	$173
Provision for unrealized losses		14,340	614	19,116	1,415
Operating expenses		1,155	411	2,516	835
	$-	$15,438	$1,017	$21,687	$2,423

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2010, and statements of operations for the three and nine months ended September 30, 2010.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of trends or results to be expected for the quarter ended December 31, 2010. TIB Financial’s results of operations include the operations of TIB Bank (the “Bank”) and Naples Capital Advisors, Inc. as well as the operations of nine former branches of Riverside Bank of the Gulf Coast (“Riverside”) subsequent to their assumption on February 13, 2009.

North American Financial Holdings, Inc. Investment

On September 30, 2010, (the “Transaction Date”) the Company completed the issuance and sale to North American Financial Holdings, Inc. (“NAFH”) of 700,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 1,166,666,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000 (the “Investment”). The consideration was comprised of approximately $162,840 in cash and approximately $12,160 in the form of  a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which NAFH purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by NAFH will mandatorily convert into an aggregate of 466,666,666 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation (the “Articles of Incorporation”) to increase the number of authorized shares of Common Stock to 5,000,000,000. Until shareholder approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock to permit the exercise of the Warrant in full, the Warrant shall be exercisable for that number of shares of Series B Preferred Stock that would be convertible into the number of Warrant Shares subject to such exercise. The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $0.15 per Warrant Share.

Subsequent to the Investment, NAFH owns approximately 99% of the issued and outstanding voting power of the Company and upon the completion of the Investment, R. Eugene Taylor (Chairman), Christopher G. Marshall, Peter N. Foss, William A. Hodges and R. Bruce Singletary were named to board of directors of the Company (the “Company Board”).  Mr. Howard Gutman and Mr. Brad Boaz, currently members of the Company Board, remained as such following the Closing. All other members of the board of directors of the Company resigned effective September 30, 2010.

TIB Bank added R. Eugene Taylor, Christopher G. Marshall, R. Bruce Singletary and Bradley Boaz to its board of directors.  Mr. Howard Gutman, a current member of TIB Bank's board, remained as such following the Closing.  All other members of the board of directors of TIB Bank resigned effective September 30, 2010.  In addition, the Company has appointed several new executive officers:  R. Eugene Taylor as Chief Executive Officer, Christopher G. Marshall as Chief Financial Officer, and R. Bruce Singletary as Chief Risk Officer.  Stephen J. Gilhooly will continue to serve as the Treasurer of the Company.

Because of the controlling proportion of voting securities in the Company acquired by NAFH, the Investment is considered an acquisition for accounting purposes and requires the application and push down of the acquisition method of accounting.  The accounting guidance for acquisition accounting requires that the assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date.  Any purchase price in excess of the net assets acquired is recorded as goodwill.

The most significant fair value adjustments resulting from the application of the acquisition method of accounting were made to loans.  Accounting guidance requires that all loans held by the Company on September 30, 2010 (the “Transaction Date”) be recorded at their fair value.  The fair value of these acquired loans takes into account both the differences in loan interest rates and market rates and any deterioration in their credit quality.  Because concerns about the probability of receiving the full amount of the contractual payments from the borrowers was considered in estimating the fair value of the loans, stating the loans at their fair value results in no allowance for loan loss being provided for these loans as of the Transaction Date.  As of September 30, 2010, certain loans had evidence of credit deterioration since origination, and it was probable that not all contractually required principal and interest payments would be collected.  Such loans identified at the time of the acquisition were accounted for using the measurement provision for purchased credit-impaired (“PCI”) loans, according to the FASB Accounting Standards Codification (“ASC”) 310-30.  The special accounting for PCI loans not only requires that they are recorded at fair value at the date of acquisition and that any related allowance for loan and lease losses is not permitted to be carried forward past the Transaction Date, but it also governs how interest income will be recognized on these loans and how any further deterioration in credit quality after the Transaction Date will be recognized and reported.

As a result of the adjustments required by the acquisition method of accounting, the Company’s balance sheet and results of operations from periods prior to the Transaction Date are labeled as Predecessor Company amounts and are not comparable to balances and results of operations from periods subsequent to the Transaction Date, which are labeled as Successor Company.  The lack of comparability arises from the assets and liabilities having new accounting bases as a result of recording them at their fair values as of the Transaction Date rather than at their historical cost basis.  As a result of the change in accounting bases, items of income and expense such as the rate of interest income and expense as well as depreciation and rental expense will change.  In general, these changes in income and expense relate to the amortization of premiums or accretion of discounts to arrive at contractual amounts due. To call attention to this lack of comparability, the Company has placed a black line between the Successor Company and Predecessor Company columns in the Consolidated Financial Statements and in the tables in the notes to the statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company also intends to conduct a rights offering to legacy shareholders of rights to purchase up to 148,879,220 shares of common stock at a price of $0.15 per share, which would raise up to $22.3 million, and would represent approximately 12% of the Company’s pro-forma fully diluted equity.  The record date for the rights offering was July 12, 2010.

Quarterly Summary

For the third quarter of 2010, the Predecessor Company reported a net loss before dividends and accretion on preferred stock of $33.7 million compared to a net loss of $8.1 million for the third quarter of 2009. The net loss allocated to common shareholders was $10.1 million, after the $24.3 million gain on exchange of the Series A Preferred Stock, or $0.68 per share, for the third quarter of 2010, compared to a net loss of $8.7 million, or $0.59 per share, for the comparable 2009 quarter.

The higher net loss for the third quarter of 2010 compared to the net loss during the third quarter of 2009 was due to higher non-interest expenses, primarily relating to increased valuation adjustments, losses on sale and operating expenses associated with foreclosed real estate, expenses incurred in connection with our capital raising activities and a higher provision for loan losses. During the third quarter of 2010, no income tax benefit was recorded as a valuation allowance was recorded offsetting the increase in deferred tax assets attributed to the net operating loss for the quarter. Non-interest income in the third quarter of 2009 was higher due to the gain from a life insurance policy covering a deceased former employee and no gain on sale of investment securities in third quarter of 2010.

Significant developments are outlined below.

•
We continue to focus on relationship-based lending and generated approximately $9.5 million of new commercial loans and originated $34.0 million of residential mortgages as well as approximately $6.4 million in consumer and indirect auto loans to prime borrowers during the quarter.

•
Naples Capital Advisors and TIB Bank’s trust department continued to establish new investment management and trust relationships, increasing the market value of assets under management by $40 million, or 28%, from September 30, 2009. Assets under management increased by $15 million, or 9%, during the quarter to $184 million as of September 30, 2010.

•
Our special asset workout group was able to work with borrowers to return to accrual or achieve the pay off or pay down of approximately $3.7 million in nonaccrual loans, foreclose or negotiate deeds in lieu of foreclosure for approximately $9.3 million of nonaccrual loans and sell approximately $3.2 million of other real estate owned during the quarter.

•
The net interest margin of 2.85% during the quarter increased 11 basis points in comparison to 2.74% in the second quarter of 2010 due partly to an $184,000 increase in net interest income. This increase is largely attributable to a lower level of loans placed on nonaccrual during the third quarter of 2010 compared to the second quarter, and in part to the charge-down or foreclosure of loans reducing the average balance outstanding during the quarter.  The net interest margin of 2.85% during the third quarter was relatively unchanged compared to the 2.86% net interest margin in the third quarter of 2009.

Our provision for loan losses of $17.1 million primarily reflects net charge-offs of $12.4 million.  As of September 30, 2010, non-performing loans were $47.4 million or 4.73% of loans, a $29.3 million decrease from the $76.6 million and 6.96% of loans as of June 30, 2010.  This decrease consists of a $19.4 million decline in the predecessor carrying values of non-performing loans and a $9.9 million adjustment to fair value.

Due to the closing of the Investment by North American Financial Holdings, Inc, on September 30, 2010, significant preliminary accounting adjustments were recorded resulting in the Company’s balance sheet being revalued at fair value. Accordingly, under accounting principles generally accepted in the United States, no allowance for loan losses was required at September 30, 2010.  Net charge-offs during the quarter increased to 4.46% of average loans on an annualized basis compared to 2.81% for the prior quarter.

TIB Financial, successor company, reported total assets of $1.74 billion as of September 30, 2010, an increase of 2% from December 31, 2009. Total loans declined to $1.00 billion, compared to $1.20 billion at December 31, 2009, as a $44.0 million, or 45%, decline in construction and land loans, a $23.2 million, or 46%, decline in indirect auto loans and a $40.5 million, or 6%, decline in commercial real estate loans and estimated fair value adjustment of $79.8 million comprised the $197.0 million decline of our loan portfolio from the December 31, 2009 predecessor company carrying balance. Total deposits of $1.33 billion, as of September 30, 2010, were approximately 3% lower than the $1.37 billion at December 31, 2009.

Three Months Ended September 30, 2010 and 2009:

Results of Operations

For the third quarter of 2010, our operations resulted in a net loss before dividends on preferred stock of $33.7 million compared to a net loss of $8.1 million in the previous year’s third quarter.  The loss allocated to common shareholders was $0.68 per share for the 2010 quarter as compared to a net loss of $0.59 per share for the comparable 2009 quarter.  The increased loss is primarily due to $14.4 million in increased valuation adjustments, losses on sale and operating expenses associated with foreclosed real estate (OREO); no tax benefit recorded in the current period as a result of the Company’s deferred tax assets being fully reserved; a $2.3 million higher provision for loan losses; and $2.2 million in lower non-interest income. 80% of the amount of net charge-offs corresponds to 11 relationships and 90% of the amount of the valuation allowance recorded during the third quarter on OREO properties corresponds to 4 relationships.  The underlying collateral properties related to these relationships were all commercial real estate or land for which updated appraisals were received during the third quarter.  The decline in value reflected in the updated appraisals on these properties was due to the incorporation of the lower values of recent sales and for land assets, an estimated longer absorption period based on recent trends. Because of the decline in the value of these types of properties noted during the third quarter, management received updated appraisal information on the majority of the outstanding balance of OREO secured by these types of properties. Of the outstanding balance of OREO as of September 30, 2010, $23.9 million, or 78% of the carrying value, was secured by commercial real estate and land.  Of this amount, 88% of the value of collateral properties had appraisals or pending contracts for sale supporting their valuation that were within 90 days of September 30, 2010.  For the remaining types of properties, management estimated the impact on the value of the appraisal information from recent trends in sales information.

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

Net interest income was $10.8 million for the three months ended September 30, 2010, a decrease from the $11.8 million reported for the same period last year due principally to a $131.1 million, or 8%, decrease in average earning assets.  The decrease in average earning assets is comprised of a $142.2 million decrease in average loans, a $40.9 million decrease in average investment securities which was partially offset by a $59.2 million increase in interest bearing deposits in other banks.  Loans declined due primarily to loan principal payments, payoffs, charge-offs, and transfer of nonperforming loans to other real estate owned exceeding new loan originations. These factors resulted in a $142.2 million decrease in average loans outstanding during the third quarter of 2010 as compared to the third quarter of 2009.

The net interest margin was relatively unchanged declining 1 basis point from 2.86% to 2.85%.  Due to a continuing low interest rate environment, the yield of average earning assets declined 44 basis points during the quarter compared to the prior year third quarter.  The continued reduction of the cost of  interest bearing deposits and the successful repricing or replacement of maturing higher priced time deposits reduced the cost of interest-bearing liabilities by 57 basis points during the quarter compared to the prior year third quarter, which more than offset the decline in the yield of average earning assets. The $77.5 million reduction in non-interest-earning liabilities and shareholders’ equity offset the 13 basis point increase in the interest rate spread to 2.73% in the third quarter of 2010 and the net interest margin declined slightly to 2.85%.  The net interest margin continues to be adversely impacted by the level of nonaccrual loans and non-performing assets, which reduced the margin by an estimated 25 basis points during the third quarter of 2010 compared to a 25 basis point estimated impact in the third quarter of 2009.

Going forward, we expect market short-term interest rates to remain low for an extended period of time.  Generally, we expect loan and investment yields and deposit costs to continue to decline as assets and deposits continue to mature or reprice in this lower interest rate environment. However, deposit rates could increase due to demand in the financial markets, banking system and other local markets for liquidity which may be reflected in elevated pricing competition for deposits. The predominant drivers affecting net interest income are the volume and composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended September 30, 2010 and September 30, 2009.

	Predecessor Company
	2010			2009
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,100,135	$14,858	5.36%	$1,242,296	$17,281	5.52%
Investment securities (2)	310,053	2,150	2.75%	350,981	3,035	3.43%
Money Market Mutual Funds	-	-	-	4,925	2	0.16%
Interest-bearing deposits in other banks	86,492	55	0.25%	27,279	18	0.26%
Federal Home Loan Bank stock	9,946	16	0.64%	10,447	44	1.67%
Federal funds sold and securities sold under agreements to resell	-	-	0.00%	1,811	-	0.00%
Total interest-earning assets	1,506,626	17,079	4.50%	1,637,739	20,380	4.94%

Non-interest-earning assets:
Cash and due from banks	20,592			28,897
Premises and equipment, net	51,239			41,352
Allowance for loan losses	(27,536)			(23,696)
Other assets	79,974			78,105
Total non-interest-earning assets	124,269			124,658
Total assets	$1,630,895			$1,762,397

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$184,285	$150	0.32%	$186,597	$311	0.66%
Money market	175,588	461	1.04%	208,176	646	1.23%
Savings deposits	73,093	128	0.69%	127,136	591	1.84%
Time deposits	722,464	3,653	2.01%	666,856	5,053	3.01%
Total interest-bearing deposits	1,155,430	4,392	1.51%	1,188,765	6,601	2.20%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	185,466	1,216	2.60%	202,213	1,284	2.52%
Long-term borrowings	59,087	648	4.35%	63,000	679	4.28%
Total interest-bearing liabilities	1,399,983	6,256	1.77%	1,453,978	8,564	2.34%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	173,295			178,795
Other liabilities	17,829			18,009
Shareholders’ equity	39,788			111,615
Total non-interest-bearing liabilities and shareholders’ equity	230,912			308,419
Total liabilities and shareholders’ equity	$1,630,895			$1,762,397

Interest rate spread (tax equivalent basis)			2.73%			2.60%
Net interest income (tax equivalent basis)		$10,823			$11,816
Net interest margin (3) (tax equivalent basis)			2.85%			2.86%

_______
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the three months ended September 30, 2010 and September 30, 2009.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	Predecessor Company
	2010 Compared to 2009 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$(1,932)	$(491)	$(2,423)
Investment securities (2)	(328)	(557)	(885)
Money Market Mutual Funds	(2)	-	(2)
Interest-bearing deposits in other banks	38	(1)	37
Federal Home Loan Bank stock	(2)	(26)	(28)
Federal funds sold and securities purchased under agreements to resell	-	-	-
Total interest income	(2,226)	(1,075)	(3,301)

Interest expense
NOW accounts	(4)	(157)	(161)
Money market	(93)	(92)	(185)
Savings deposits	(188)	(275)	(463)
Time deposits	393	(1,793)	(1,400)
Short-term borrowings and FHLB advances	(109)	41	(68)
Long-term borrowings	(43)	12	(31)
Total interest expense	(44)	(2,264)	(2,308)

Change in net interest income	$(2,182)	$1,189	$(993)

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

Provision for Loan Losses

The provision for loan losses was impacted by many factors including net charge-offs, the decline in loans outstanding, the decline in impaired loans, historical loss rates and the mix of loan types. The provision for loan losses increased to $17.1 million in the third quarter of 2010 compared to $14.8 million in the comparable prior year period. The higher provision for loan losses in 2010 is due principally to an increase in net charge-offs compared to the 2009 period.  Net charge-offs were $12.4 million, or 4.46% of average loans on an annualized basis, during the three months ended September 30, 2010, compared to $8.1 million, or 2.58% of average loans on an annualized basis, for the same period in 2009. During the third quarter of 2010, prior to the application of adjustments related to the application of the acquisition method of accounting, the provision for loan losses reflected increases in the amount of required valuation allowances on impaired loans.  The allowance for loan losses had increased due primarily to the impact of recent historical charge-off experience on the factors used in estimating the allowance for loan losses. Partially offsetting the impact of historical loss rate factors used in estimating the provision for loan losses were overall declines in loan balances outstanding, declines in loans classified as impaired and changes in the mix of loan types. As of September 30, 2010, due to the application of the acquisition method of accounting under accounting principles generally accepted in the United States, loans were recorded at fair value and no allowance for loan losses was required.

Our provision for loan losses in future periods will be primarily influenced by the differences in actual credit losses resulting from the resolution of problem loans from the estimated credit losses used in determining the estimated fair value of loans as of September 30, 2010. As we have not yet finalized our analysis of the estimated fair value of loans or the estimated amount of credit losses, these amounts may change significantly. For loans originated in future periods, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

We continuously monitor and actively manage the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. For additional information on nonperforming assets and the allowance for loan losses, refer to the section entitled Nonperforming Assets and Allowance for Loan Losses below.

  Non-interest Income

           Excluding net gains on investment securities and a life insurance gain, non-interest income was $2.4 million in the third quarter of 2010 compared to $2.3 million in the third quarter of 2009.  The increase was due to an $115,000 increase in fees from the origination and sale of residential mortgages in the secondary market; a $49,000 increase in fees for investment advisory services; and an increase of $42,000 in debit card income.  Offsetting these increases was a decrease in service charges on deposit accounts of $157,000

The following table represents the principal components of non-interest income for the third quarter of 2010 and 2009:

	Predecessor Company
(Dollars in thousands)	2010	2009
Service charges on deposit accounts	$831	$988
Investment securities gains, net	-	1,127
Fees on mortgage loans sold	455	340
Investment advisory fees	328	279
Debit card income	369	327
Earnings on bank owned life insurance policies	123	157
Life insurance gain	-	1,186
Other	312	195
Total non-interest income	$2,418	$4,599

Non-interest Expense

During the third quarter of 2010, non-interest expense increased $14.6 million, or 96%, to $29.8 million compared to $15.2 million for the third quarter of 2009. The increase is due primarily to a $14.4 million increase in OREO valuation adjustments and related expenses; $561,000 of stock based compensation expense related to accelerated vesting of stock options and restricted stock due to the closing of the investment with North American Financial Holdings, Inc. on September 30, 2010; $470,000 related to our capital raise initiative; and an increase in FDIC insurance assessments of $426,000. Offsetting these increased costs were reductions in salaries and employee benefits of $1.2 million before the impact of the accelerated vesting of stock based compensation expense discussed above.

The decrease in salaries and employee benefits in the third quarter of 2010 relative to the third quarter of 2009 was due to the effect of a reduction in the number of employees beginning in 2009.  At September 30, 2010, the Company had 387 employees compared to 410 employees at September 30, 2009. Offsetting these decreases was $561,000 of expense related to accelerated vesting of stock options and restricted stock.

For the third quarter of 2010, occupancy expense remained relatively flat as compared to the third quarter of 2009 as a result of our continued focus on consolidating facilities and containing operating costs.

Foreclosed asset related expenses increased $14.4 million in the third quarter of 2010 relative to the third quarter of 2009. Of this increase, $13.7 million relates to OREO valuation adjustments during the third quarter of 2010. Such estimated fair value adjustments reflect the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions.  Other OREO operating and ownership expenses increased $743,000. Such costs include real estate taxes, insurance and other costs to own and maintain the properties.

Other expenses increased $824,000 during the third quarter of 2010 compared to the third quarter of 2009.  The increase is primarily due to an increase in FDIC insurance assessments of $426,000 relative to the third quarter of 2009, due primarily to higher deposit insurance premium rates and $470,000 of expense related to our capital raise initiative.

The following table represents the principal components of non-interest expense for the third quarter of 2010 and 2009:

	Predecessor Company
(Dollars in thousands)	2010	2009
Salary and employee benefits	$6,610	$7,288
Net occupancy expense	2,391	2,365
Foreclosed asset related expense	15,438	1,017
Information system conversion costs	-	144
Legal, and other professional	795	646
Computer services	652	718
Collection costs	1	82
Postage, courier and armored car	271	277
Marketing and community relations	202	265
Operating supplies	127	217
Directors’ fees	186	217
Travel expenses	88	94
FDIC and state assessments	1,200	774
Amortization of intangibles	389	389
Net gains on disposition of repossessed assets	55	(105)
Capital raise expenses	470	-
Insurance, non-building	519	369
Other operating expense	393	437
Total non-interest expense	$29,787	$15,194

Income Taxes

The provision for income taxes includes federal and state income taxes and in 2010 reflects a full valuation allowance against our deferred tax assets. The effective income tax rates for the three months ended September 30, 2010 and 2009 were 0% and 40%, respectively. Historically, the fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses we have incurred over the last three years coupled with the expectation that our future realization of deferred taxes relating to accumulated net operating losses will be substantially limited as a result of the investment by NAFH and the significant change in ownership. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at September 30, 2010 and December 31, 2009.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of  the valuation allowance recorded against our net deferred tax assets and our overall level of taxable income. See Note 1 of our unaudited consolidated financial statements for additional information about the calculation of income tax expense. Additionally, there were no unrecognized tax benefits at September 30, 2010 or December 31, 2009.

Nine Months Ended September 30, 2010 and 2009:

Results of Operations

For the first nine months of 2010, our operations resulted in a net loss before dividends on preferred stock of $52.8 million compared to a net loss of $16.4 million in the first nine months of the previous year.  The loss allocated to common shareholders was $2.06 per share for the first nine months of 2010 as compared a net loss of $1.25 per share for the comparable 2009 period.  The increased loss is primarily due to $19.3 million in increased valuation adjustments, losses on sale and operating expenses associated with foreclosed real estate; no tax benefit recorded in the current period as a result of the Company’s deferred tax assets being fully reserved; a $3.9 million higher provision for loan losses; and $2.1 million in expenses incurred in connection with our capital raising activities and the termination of a related consulting agreement.

Net Interest Income

Net interest income was $32.9 million for the nine months ended September 30, 2010, a decrease from the $34.2 million reported for the same period last year due principally to $110.6 million or, a 7% decrease in average earning assets.  The decrease in average earning assets was due primarily to a $100.9 million decrease in average loans as a result of loan principal payments, payoffs, charge-offs, and the transfer of nonperforming loans to other real estate owned exceeding new loan originations.

The net interest margin increased by 8 basis points from 2.76% to 2.84%. The increase in the net interest margin is due to reductions of the cost of interest bearing deposits and the successful repricing or replacement of maturing higher priced time deposits with lower cost funding in this continuing low interest rate environment.  Partially offsetting the increase in the net interest margin was continued higher levels of nonperforming loans and the change in asset mix resulting in lower volumes of higher yielding loans and investment securities.  The net interest margin continues to be adversely impacted by the level of nonaccrual loans and non-performing assets, which reduced the margin by an estimated 29 basis points during the nine months ended September 30, 2010 compared to an estimated 19 basis point impact during the nine months ended September 30, 2009.

The $9.7 million decrease in interest and dividend income for the nine months of 2010, compared to the nine months of 2009, was mainly attributable to lower balances of loans, the higher level of non-performing loans, significant declines in market interest rates and the related impact on loan and investment yields.  Due to the lower interest rate environment, the lower volumes of higher yielding loans, and the higher level of non-accrual loans, the yield on our loans declined 31 basis points. The yield of our interest earning assets declined 48 basis points in the first nine months of 2010, compared to the first nine months of 2009.

Partially offsetting the decline in interest and dividend income, were decreases in interest expense on deposits as a result of lower interest rates paid.  The average interest cost of interest bearing deposits declined 85 basis points and the overall cost of interest bearing liabilities declined by 70 basis points compared to the nine months of 2009.

Going forward, we expect market short-term interest rates to remain low for an extended period of time. Generally, we expect loan and investment yields and deposit costs to decline further. However, deposit rates could increase due to demand in the financial markets, banking system and other local markets for liquidity which may be reflected in elevated pricing competition for deposits. The predominant drivers affecting net interest income are the composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the nine months ended September 30, 2010 and September 30, 2009.

	Predecessor Company
	2010			2009
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,131,509	$45,532	5.38%	$1,232,380	$52,476	5.69%
Investment securities (2)	301,584	6,687	2.96%	340,660	9,445	3.71%
Money Market Mutual Funds	-	-	-	41,817	132	0.42%
Interest-bearing deposits in other banks	108,712	204	0.25%	32,742	58	0.24%
Federal Home Loan Bank stock	10,278	26	0.34%	11,168	25	0.30%
Federal funds sold and securities sold under agreements to resell	4	-	0.00%	3,916	5	0.17%
Total interest-earning assets	1,552,087	52,449	4.52%	1,662,683	62,141	5.00%

Non-interest-earning assets:
Cash and due from banks	22,070			31,650
Premises and equipment, net	47,711			39,269
Allowance for loan losses	(26,949)			(23,837)
Other assets	77,397			74,661
Total non-interest-earning assets	120,229			121,743
Total assets	$1,672,316			$1,784,426

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$201,570	$534	0.35%	$181,601	$954	0.70%
Money market	185,821	1,460	1.05%	192,357	2,145	1.49%
Savings deposits	78,661	418	0.71%	113,739	1,549	1.82%
Time deposits	708,892	11,391	2.15%	707,882	17,003	3.21%
Total interest-bearing deposits	1,174,944	13,803	1.57%	1,195,579	21,651	2.42%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	190,912	3,659	2.56%	216,688	4,019	2.48%
Long-term borrowings	61,681	1,973	4.28%	63,000	2,123	4.51%
Total interest-bearing liabilities	1,427,537	19,435	1.82%	1,475,267	27,793	2.52%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	182,073			172,847
Other liabilities	14,002			18,020
Shareholders’ equity	48,704			118,292
Total non-interest-bearing liabilities and shareholders’ equity	244,779			309,159
Total liabilities and shareholders’ equity	$1,672,316			$1,784,426

Interest rate spread (tax equivalent basis)			2.70%			2.48%
Net interest income (tax equivalent basis)		$33,014			$34,348
Net interest margin (3) (tax equivalent basis)			2.84%			2.76%

_______
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

Changes in Net Interest Income

The table below details the components of the changes in net interest income for the nine months ended September 30, 2010 and September 30, 2009.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

	Predecessor Company
	2010 Compared to 2009 (1) Due to Changes in
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (2)	$(4,154)	$(2,790)	$(6,944)
Investment securities (2)	(1,004)	(1,754)	(2,758)
Money Market Mutual Funds	(132)	-	(132)
Interest-bearing deposits in other banks	142	4	146
Federal Home Loan Bank stock	(2)	3	1
Federal funds sold and securities purchased under agreements to resell	(5)	-	(5)
Total interest income	(5,155)	(4,537)	(9,692)

Interest expense
NOW accounts	95	(515)	(420)
Money market	(71)	(614)	(685)
Savings deposits	(380)	(751)	(1,131)
Time deposits	24	(5,636)	(5,612)
Short-term borrowings and FHLB advances	(491)	131	(360)
Long-term borrowings	(44)	(106)	(150)
Total interest expense	(867)	(7,491)	(8,358)

Change in net interest income	$(4,288)	$2,954	$(1,334)

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

Provision for Loan Losses

The provision for loan losses was impacted by many factors including changes in the value of real estate collateralizing loans, net charge-offs, the decline in loans outstanding, the decline in impaired loans, historical loss rates and the mix of loan types. The provision for loan losses increased to $29.7 million in the first nine months of 2010 compared to $25.8 million in the comparable prior year period. The higher provision for loan loss in 2010 is principally due to an increase in net charge-offs compared to the 2009 period.  Net charge-offs were $26.4 million or 3.12% of average loans on an annualized basis, during the nine months ended September 30, 2010, compared to $17.5 million, or 1.90% of average loans on an annualized basis, for the same period in 2009.  The allowance for loan losses had increased due primarily to the impact of recent historical charge-off experience on the factors used in estimating the allowance for loan losses. Partially offsetting the impact of historical loss rate factors used in estimating the provision for loan losses were overall declines in loan balances outstanding, declines in loans classified as impaired and changes in the mix of loan types. As of September 30, 2010, due to the application of the acquisition method of accounting under accounting principles generally accepted in the United States, loans were recorded at fair value and no allowance for loan losses was required.

Our provision for loan losses in future periods will be primarily influenced by the differences in actual credit losses resulting from the resolution of problem loans from the estimated credit losses used in determining the estimated fair value of loans as of September 30, 2010. As we have not yet finalized our analysis of the estimated fair value of loans or the estimated amount of credit losses, these amounts may change significantly. For loans originated in future periods, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

We continuously monitor and actively manage the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level. For additional information on nonperforming assets and the allowance for loan losses, refer to the section entitled Nonperforming Assets and Allowance for Loan Losses below.

  Non-interest Income

           Excluding net gains on investment securities and a life insurance gain, non-interest income was $6.7 million in the first nine months of 2010 compared to $6.3 million in the prior year period of 2009.  The increase in non-interest income is primarily due to higher income from the origination and sale of residential mortgage loans, investment advisory fees and debit card income, partially offset by lower service charges on deposit accounts. $20.0 million of indirect loans were sold in the first quarter of 2010 and a loss of $344 was recognized. The indirect auto loans were sold at a price exceeding the face value of the underlying notes. However, as unamortized premiums paid to auto dealers upon the origination of these loans exceeded the premium received in the sale, the accounting result of the sale was the aforementioned loss. Premiums paid to auto dealers upon loan origination are recorded as deferred loan costs and amortized over the life of the individual loans. Economically, when the transaction is evaluated considering the reduction of approximately $621,000 of the allowance for loan losses attributable to the sold loans, we estimate the sale had a net positive impact of approximately $275,000.  Investment securities gains were $2.6 million in the 2010 period compared to $1.8 million in 2009.  The net gain from a life insurance benefit on bank owned policies was $1.2 million in 2009 compared to $0.1 million in 2010.

The following table represents the principal components of non-interest income for the nine months of 2010 and 2009:

	Predecessor Company
(Dollars in thousands)	2010	2009
Service charges on deposit accounts	$2,585	$3,156
Investment securities gains, net	2,635	1,818
Fees on mortgage loans sold	1,219	773
Investment advisory fees	948	700
Loss on sale of indirect loans	(344)	-
Debit card income	1,101	724
Earnings on bank owned life insurance policies	353	418
Life insurance gain	135	1,186
Other	694	535
Total non-interest income	$9,326	$9,310

Non-interest Expense

During the first nine months of 2010, non-interest expense increased $20.6 million, or 46%, to $65.3 million compared to $44.7 million for the first nine months of 2009. The increase is primarily due to a $19.3 million increase in OREO valuation adjustments and related expenses; $2.1 million related to our capital raising initiatives and the termination of a related consulting agreement during the second quarter of 2010; increased FDIC insurance costs of $419,000 due to higher deposit insurance premium rates; $561,000 of stock based compensation expense related to the acceleration of vesting of stock options and restricted stock due to the closing of the investment with North American Financial Holdings, Inc. on September 30, 2010; an increase in other professional fees of $681,000; and a $639,000 increase in insurance premiums related to corporate insurance coverage. Offsetting these increased costs were reductions in salaries and employee benefits of $2.4 million before the impact of the accelerated vesting of stock based compensation discussed above.

Salaries and employee benefits decreased $1.9 million in the first nine months of 2010 relative to the first nine months of 2009. The primary reason for the decrease in salaries and employee benefits was due to a reduction in the number of employees beginning in 2009; and $962,000 of severance related costs incurred in the first nine months of 2009.  At September 30, 2010, the Company had 387 employees compared to 410 employees as September 30, 2009. Offsetting these decreases was $561,000 of expense related to the accelerated vesting of stock options and restricted stock.

Foreclosed asset related expenses increased $19.3 million in the first nine months of 2010 relative to the first nine months of 2009. Of this increase, $17.7 million relates to OREO valuation adjustments during the first nine months of 2010. Such estimated fair value adjustments reflect the decline in the real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions. Other OREO operating and ownership expenses increased $1.7 million. Such costs include real estate taxes, insurance and other costs to own and maintain the properties and the increase reflects the higher level of OREO in 2010 compared to 2009.

Other expenses increased $3.2 million in the first nine months of 2010 compared to the first nine months of 2009.  The 2010 period includes $2.1 million in expenses relating to our capital raising initiatives and the termination of a related consulting agreement during the second quarter of 2010. Of this increase, other professional fees increased $680,000 due principally to the costs associated with multiple independent third party loan reviews in 2010 to support our capital raising initiatives; and insurance cost increase of $639,000 due to an increase in premiums for corporate liability insurance coverage. Excluding the impact of the $800,000 one time FDIC special assessment in second quarter of 2009, FDIC insurance assessments increased by $1.2 million, relative to the nine months of 2009, due primarily to higher deposit insurance premium rates.

The following table represents the principal components of non-interest expense for the first nine months of 2010 and 2009:

	Predecessor Company
		2010			2009
(Dollars in thousands)	Total	Riverside Operations	Excluding Riverside	Total	Riverside Operations	Excluding Riverside
Salary and employee benefits	$19,859	$1,439	$18,420	$21,736	$1,428	$20,308
Net occupancy expense	6,948	1,004	5,944	6,955	1,019	5,936
Foreclosed asset related expense	21,687	-	21,687	2,423	-	2,423
Legal, and other professional	2,435	4	2,431	1,755	76	1,679
Information system conversion costs				344	121	223
Computer services	2,022	524	1,498	2,006	409	1,597
Collection costs	40	-	40	304	-	304
Postage, courier and armored car	823	73	750	808	129	679
Marketing and community relations	860	114	746	785	74	711
Operating supplies	402	64	338	552	140	412
Directors’ fees	595	-	595	669	-	669
Travel expenses	254	3	251	271	7	264
FDIC and state assessments	3,515	670	2,845	2,296	370	1,926
FDIC special assessment	-	-	-	800	169	631
Amortization of intangibles	1,168	763	405	1,041	636	405
Net gains on disposition of repossessed assets	8	-	8	(210)	-	(210)
Capital raise expense	2,067	-	2,067	-	-	-
Insurance, non-building	1,171	1	1,170	532	2	530
Other operating expense	1,462	37	1,425	1,652	91	1,561
Total non-interest expense	$65,316	$4,696	$60,620	$44,719	$4,671	$40,048

Income Taxes

The income tax benefit in 2009 includes the federal and state income tax benefit of the pre-tax loss and in 2010 reflects a full valuation allowance against our deferred tax assets. The effective income tax rates for the nine months ended September 30, 2010 and 2009 were 0% and 39%, respectively. Historically, the fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses we have incurred over the last three years coupled with the expectation that our future realization of deferred taxes relating to accumulated net operating losses will be substantially limited as a result of the investment by NAFH and the significant change in ownership. These factors were among the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at September 30, 2010 and December 31, 2009.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and, to a greater extent, the impact of changes in the required amount of the valuation allowance recorded against our net deferred tax assets and our overall level of taxable income. See Note 1 of our unaudited consolidated financial statements for additional information about the calculation of income tax expense. Additionally, there were no unrecognized tax benefits at September 30, 2010 or December 31, 2009, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Balance Sheet

Total assets at September 30, 2010 were $1.74 billion, an increase of $35.5 million, or 2%, from total assets of $1.71 billion at December 31, 2009.  The increase in assets is due primarily to the investment by NAFH on September 30, 2010, offset by the decline in loans. Total loans declined to $1.00 billion, compared to $1.20 billion at December 31, 2009, as a $44.0 million, or 45%, decline in construction and land loans, a $23.2 million, or 46%, decline in indirect auto loans and a $40.5 million, or 6%, decline in commercial real estate loans and estimated fair value adjustment of $79.8 million comprised the $197.0 million decline of our loan portfolio from the December 31, 2009 predecessor company carrying balance. Of this decline in loans outstanding, $35.0 million related to loans foreclosed and transferred to other real estate owned, $26.4 million related to charge-offs and $6.7 million related to sales of nonperforming loans. The decline in indirect auto loans was due primarily to the sale of approximately $20.1 million of such loans during the first quarter of 2010. Also, in the first nine months of 2010, investment securities increased $59.0 million, or 24%.

At September 30, 2010, advances from the Federal Home Loan Bank, with an estimated fair value of $132.1 million, had a carrying value of $125.0 million, which remained even with December 31, 2009.  Total deposits of $1.33 billion as of September 30, 2010 decreased $38.2 million, or 3%, compared to $1.37 billion at December 31, 2009.  Brokered deposits including CDARS deposits declined $27.7 million from $48.2 million at December 31, 2009 to $20.5 million at September 30, 2010.

Shareholders’ equity totaled $177.1 million at September 30, 2010, increasing $121.5 million from December 31, 2009 due to the investment in the Company by NAFH partially offset by net operating losses. Book value per common share decreased to $0.15 at September 30, 2010 from $1.42 at December 31, 2009.

Loan Portfolio Composition

Two significant components of our loan portfolio are classified in the notes to the accompanying unaudited financial statements as commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of September 30, 2010 and December 31, 2009.

	Successor Company as of September 30, 2010		Predecessor Company as of December 31, 2009
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$91,417	15%	$102,901	15%
Office Buildings	91,363	15%	103,426	15%
Hotels/Motels	62,332	11%	78,992	12%
1-4 Family and Multi Family	56,932	10%	75,342	11%
Guesthouses	86,540	14%	94,663	14%
Retail Buildings	68,653	12%	78,852	12%
Restaurants	40,962	7%	50,395	7%
Marinas/Docks	18,766	3%	19,521	3%
Warehouse and Industrial	29,094	5%	32,328	5%
Other	44,374	8%	43,989	6%
Total	$590,433	100%	$680,409	100%

	Successor Company as of September 30, 2010		Predecessor Company as of December 31, 2009
	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition
Construction:
Residential – owner occupied	$2,818	6%	$6,024	6%
Residential – commercial developer	1,670	4%	6,574	7%
Commercial structure	4,372	9%	13,127	13%
	8,860	19%	25,725	26%
Land:
Raw land	4,523	10%	20,684	21%
Residential lots	15,590	33%	12,773	13%
Land development	7,579	16%	16,877	17%
Commercial lots	10,503	22%	21,365	23%
Total land	38,195	81%	71,699	74%

Total	$47,055	100%	$97,424	100%

Non-performing Assets and Allowance for Loan Losses

Non-performing assets include non-accrual loans and investment securities, repossessed personal property, and other real estate.  Loans and investments in debt securities are placed on non-accrual status when management has concerns relating to the ability to collect the principal and interest and generally when loans are 90 days past due.  As of September 30, 2010, loans having previously met the criteria for placement on nonaccrual due to the status of contractually required payments are presented herein as nonperforming for comparative purposes although they are reported at fair value as of the Transaction Date.

(Dollars in thousands)	Successor Company as of September 30, 2010	Predecessor Company as of December 31, 2009
Total non-accrual loans	$47,364	$72,833
Accruing loans delinquent 90 days or more	-	-
Total	$47,364	$72,833

Non-accrual investment securities	873	759
Repossessed personal property (primarily indirect auto loans)	163	326
Other real estate owned	30,531	21,352
Other assets (*)	2,101	2,090
Total non-performing assets	$81,032	$97,360

Allowance for loan losses	$-	$29,083

Loans in compliance with terms modified in troubled debt restructurings and not included in non-performing loans above	$20,083	$35,906

Non-performing assets as a percent of total assets	4.65%	5.71%
Non-performing loans as a percent of gross loans	4.73%	6.08%
Allowance for loan losses as a percent of non-performing loans	N/A	39.93%

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

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million. During the second quarter of 2008, the USDA paid the Company the principal and accrued interest and allowed the Company to apply other proceeds previously received to capitalized liquidation costs and protective advances. The non-guaranteed principal and interest ($2.0 million at September 30, 2010 and December 31, 2009) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $137,000 and $126,000 at September 30, 2010 and December 31, 2009, respectively, are included as “other assets” in the financial statements.

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

Non-accrual loans as of September 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	Successor Company as of September 30, 2010			Predecessor Company as of December 31, 2009
Collateral Description	Number of Loans	Predeccssor Carrying Amount	Carrying Balance at Fair Value	Number of Loans	Carrying Balance
Residential 1-4 family	38	$9,092	$7,750	36	$9,250
Home equity loans	8	1,422	828	8	1,488
Commercial 1-4 family investment	9	4,395	3,783	19	8,733
Commercial and agricultural	6	743	618	7	2,454
Commercial real estate	29	33,716	27,397	29	24,392
Residential land development	9	7,443	6,593	13	25,295
Government guaranteed loans	1	137	107	2	143
Indirect auto, auto and consumer loans	33	321	288	97	1,078
Total		$57,269	$47,364		$72,833

Net activity relating to nonaccrual loans during the third quarter of 2010 is as follows:

Predecessor Company
Nonaccrual Loan Activity (Other Than Indirect Auto and Consumer)
(Dollars in thousands)

Nonaccrual loans at June 30, 2010	$76,261
Returned to accrual	(1,907)
Net principal paid down on nonaccrual loans	(1,784)
Charge-offs	(12,028)
Loans foreclosed – transferred to OREO	(9,305)
Loans placed on nonaccrual	5,711
Nonaccrual loans at September 30, 2010	$56,948

An expanded analysis of the more significant loans classified as nonaccrual during the third quarter of 2010 and remaining classified as of September 30, 2010, is as follows:

			Successor Company	Predecessor Company
Collateral Description	Original Loan Amount	Original Loan to Value (Based on Original Appraisal)	Carrying Amount	Amount Charged Against Allowance for Loan Losses During the Quarter Ended September 30, 2010	Impact on the Provision for Loan Losses During the Quarter Ended September 30, 2010
Arising in Third Quarter 2010
Office Building SW Florida	$1,880	68%	$1,716	$-	$-
Numerous smaller balance primarily 1-4 family residential and commercial real estate loans			2,472	197	278
		Total	$4,188	$197	$278

Nonaccrual Prior to Third Quarter 2010 Remaining on Nonaccrual at September 30, 2010
Auto dealerships and commercial land in SW Florida	$12,938	59%	$10,408	$1,466	$2,065
Owner-occupied commercial real estate in Key West Florida	11,772	75%	6,975	1,576	1,284
Two office buildings in SW Florida	2,450	52%	1,490	-	371
1-4 family residential in Florida Keys	2,047	77%	1,564	180	122
Mobile home park in Florida Keys	1,375	69%	1,143	-	139
Nursery land and residence in South Florida	1,425	83%	523	-	-
Mixed use – office/residential in Key West Florida	862	63%	769	-	40
Office space in Florida Keys	799	75%	620	-	(7)
Commercial lots in SW Florida	3,840	54%	1,489	1,150	906
Commercial lots in SW Florida	1,450	76%	892	413	442
Commercial real estate SW Florida	1,700	65%	799	-	88
Mixed use - developer	3.602	80%	1,621	50	(19)
Office Building - developer	1,346	53%	693	291	213
Two commercial 1-4 family residential	1,281	80%	768	-	-
Office building	1,118	66%	1,062	101	(22)
Numerous smaller balance primarily 1-4 family residential and commercial real estate loans			12,072	753	1,031
			$42,888	$5,980	$6,653
		Total	$47,076	$6,177	$6,931

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses in the loan portfolio and amounted to approximately $29.1 million at December 31, 2009. Our formalized process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses.  Individual loan analyses are periodically performed on loan relationships of a significant size, or when otherwise deemed necessary, and primarily encompass commercial real estate, other commercial, and residential loans.  The result is that commercial real estate loans and commercial loans are classified into the following risk categories: Pass, Special Mention, Substandard or Loss.  The allowance consists of specific and general components. When appropriate, a specific reserve will be established for individual loans based upon the risk classification and the estimated potential for loss.  The specific component relates to loans that are individually classified as impaired. Otherwise, we estimate an allowance for each risk category.  The general allocations to each risk category are based on factors including historical loss rate, perceived economic conditions (local, national and global), perceived strength of our management, recent trends in loan loss history, and concentrations of credit. As previously discussed, due to the application of the acquisition method of accounting as of September 30, 2010 and the required adjustment of loans to fair value in connection therewith, no allowance for loan losses was required at September 30, 2010.

As previously discussed in Note 7 to the unaudited consolidated financial statements, TIB Bank has entered into a Consent Order with bank regulatory agencies. In addition to increasing capital ratios, the Bank has agreed to improve its asset quality by reducing the balance of assets classified substandard and doubtful in the report from the most recent regulatory examination through collection, disposition, charge-off or improvement in the credit quality of the loans.

Charge offs of $4.6 million related to foreclosed loans were recorded during the third quarter of 2010 of which $1.2 million was reserved for. Valuation adjustments on OREO of $14.3 million for the third quarter of 2010 reflect updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions.  Net activity relating to other real estate owned loans during the third quarter of 2010 is as follows:

Predecessor Company
OREO Activity
(Dollars in thousands)

OREO as of June 30, 2010	$38,699
Real estate acquired	9,305
Valuation Adjustments, net	(14,283)
Properties sold	(3,190)
Other	-
OREO as of September 30, 2010	$30,531

Capital and Liquidity

Capital

If a bank is classified as not well capitalized the bank is subject to certain restrictions.  One of the restrictions is that the bank may not accept, renew or roll over any brokered deposits (including CDARs deposits) without being granted a waiver of the prohibition by the FDIC. As of September 30, 2010, we had $20.5 million of brokered deposits consisting of $9.5 million of reciprocal CDARs deposits and $11.0 million of traditional brokered deposits representing approximately 1.5% of our total deposits. CDARs deposits with notional balances of $8.2 million and traditional brokered deposits of $483,000 mature within the next twelve months. An inability to roll over or raise funds through CDARs deposits or brokered deposits could have a material adverse impact on our liquidity.  Additional restrictions include limitations on deposit pricing, the preclusion from paying “golden parachute” severance payments and the requirement to notify the bank regulatory agencies of certain significant events.

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement with bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At September 30, 2010 and December 31, 2009, these elevated capital ratios were not met. On July 2, 2010, the Bank entered into a Consent Order, a formal agreement, with the bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. At September 30, 2010 the Bank achieved a Tier 1 capital ratio of 6.7% and a total risk-based capital ratio of 11.0%. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order supersedes the Memorandum of Understanding.

As of September 30, 2010, the Company’s ratio of total capital to risk-weighted assets was 11.7% and the leverage ratio was 7.1% which exceeded the levels required to be considered adequately capitalized.  The increase in the leverage ratio from December 31, 2009 is due to the investment by NAFH partially offset by net losses incurred.

On December 5, 2008, under the U.S. Department of Treasury’s (the “Treasury”) Capital Purchase Program (the “CPP”) established under the Troubled Asset Relief Program (the “TARP”) that was created as part of the Emergency Economic Stabilization Act of 2008 (the “EESA”), the Company issued to Treasury 37,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $0.10 par value, having a liquidation amount of $1,000 per share, and a ten-year warrant to purchase 1,106,389 shares of common stock at an exercise price of $5.02 per share, for aggregate proceeds of $37.0 million. Approximately $32.9 million was allocated to the initial carrying value of the preferred stock and $4.1 million to the warrant based on their relative estimated fair values on the issue date. The fair value of the preferred stock was determined using a discount rate of 13% and an assumed life of 10 years and resulted in an estimated fair value of $23.1 million. The fair value of the warrant was determined using the Black-Scholes Model utilizing a 0% dividend yield, a 2.67% risk-free interest rate, a 43% volatility assumption and 10 year expected life. These assumptions resulted in an estimated fair value of $2.9 million for the warrant. Both the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment in accordance with customary anti-dilution provisions and upon certain issuances of the Company’s common stock or stock rights at less than 90% of market value. The $37.0 million of proceeds received were allocated between the preferred stock and the warrant based on their relative fair values. This resulted in the preferred stock being recognized at a discount from its $37.0 million liquidation preference by an amount equal to the relative fair value of the warrant. The discount is currently being accreted using the constant effective yield method over the first five years. Accretion in the amount of $572,000 and $621,000 was recorded during the first nine months of 2010 and 2009, respectively. During the first nine months of 2009, $1.3 million of dividends were recorded.  The total capital raised through this issue qualifies as Tier 1 regulatory capital and can be used in calculating all regulatory capital ratios.

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

The Company received a request from the Federal Reserve Bank of Atlanta (FRB) for the Company’s Board of Directors to adopt a resolution that it will not make any payments or distributions on the outstanding trust preferred securities without the prior written approval of the Reserve Bank.  The Board adopted this resolution on October 5, 2009. The Company has also notified the Treasury of its election to defer the dividend payment on the Series A preferred stock issued under TARP beginning in November 2009. On September 22, 2010 the FRB and the Company entered into a written agreement (the “Written Agreement”) where the Company agrees, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB.

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

On September 30, 2010, the Company completed the issuance and sale to North American Financial Holdings, Inc. of 700,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant to purchase up to 1,166,666,667 shares of Common Stock of the Company for aggregate consideration of $175.0 million. The consideration was comprised of approximately $162.8 million in cash and approximately $12.2 million in the form of  a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which NAFH purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by NAFH will mandatorily convert into an aggregate of 466,666,666 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 5,000,000,000. Until shareholder approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock to permit the exercise of the Warrant in full, the Warrant shall be exercisable for that number of shares of Series B Preferred Stock that would be convertible into the number of Warrant Shares subject to such exercise. The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $0.15 per Warrant Share.

The Company also intends to conduct a rights offering to legacy shareholders of rights to purchase up to 148,879,220 shares of common stock at a price of $0.15 per share, which would raise up to $22.3 million, which would equate to approximately 12% of the Company’s pro-forma fully diluted equity.  The record date for the rights offering was July 12, 2010.

Liquidity

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we seek to maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported in its most recent quarterly financial information submitted to the Federal Home Loan Bank and subject to the pledging of sufficient collateral.  At September 30, 2010, there were $125.0 million in advances outstanding, with an estimated fair value of $132.1 million, in addition to $25.2 million in letters of credit including $25.1 million used in lieu of pledging securities to the State of Florida to collateralize governmental deposits.  On January 7, 2010, the FHLB notified the Bank that the credit availability has been rescinded and the rollover of existing advances outstanding is limited to twelve months or less.

The Bank had a secured repurchase agreement from its correspondent bank with a maximum credit availability of $26.3 million as of September 30, 2010. As of September 30, 2010, collateral availability under our agreement with the Federal Reserve Bank of Atlanta (“FRB”) provides for up to $34.9 million of borrowing availability from the FRB discount window. We believe that we have adequate funding sources through unused borrowing capacity from our correspondent banks and FRB, available cash, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

As of September 30, 2010, our holding company had cash of approximately $12.6 million.  This cash is available for providing capital support to the Bank and for other general corporate purposes. The Company received a request from the FRB for the Company’s Board of Directors to adopt a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the FRB.  The Board adopted this resolution on October 5, 2009.  The Company notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. In January 2010, the Company notified the trustees of its $8 million trust preferred securities due September 7, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payment due March 2010.  The Company also notified the Treasury of its election to defer the dividend payment on the Series A preferred stock issued under TARP beginning in November 2009. On September 22, 2010, the Company entered into a written agreement with the FRB that, among other things, the Company will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the FRB.  Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock, or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due. At this time it is unlikely that the Company will resume payment of cash dividends on its common stock for the foreseeable future. As previously discussed, on September 30, 2010 we completed the issuance and sale to NAFH of shares of the Company’s common stock, preferred stock and warrant to purchase additional shares of the Company’s stock for aggregate consideration of $175 million. Approximately $12.2 million of the consideration was in the form of a contribution to the Company of all 37,000 shares of preferred stock issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. For additional information on the NAFH investment, refer to Note 1 of the unaudited consolidated financial statements.

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

Successor Company
(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$294,353	$48,056	$144,372	$382,712	$131,051	$1,000,544
Investment securities-taxable	11,896	1,365	11,730	145,479	135,716	306,186
Investment securities-tax exempt	-	276	-	1,118	1,704	3,098
Marketable equity securities	102	-	-	-	-	102
FHLB stock	9,699	-	-	-	-	9,699
Interest-bearing deposits in other banks	210,437	-	-	-	-	210,437
Total interest-earning assets	526,487	49,697	156,102	529,309	268,471	1,530,066

Interest-bearing liabilities:
NOW accounts	175,751	-	-	-	-	175,751
Money market	177,763	-	-	-	-	177,763
Savings deposits	72,714	-	-	-	-	72,714
Time deposits	120,053	266,371	154,451	192,670	-	733,545
Subordinated debentures	14,659	-	-	-	9,811	24,470
Other borrowings	53,891	10,018	-	122,059	-	185,968
Total interest-bearing liabilities	614,831	276,389	154,451	314,729	9,811	1,370,211

Interest sensitivity gap	$(88,344)	$(226,692)	$1,651	$214,580	$258,660	$159,855

Cumulative interest sensitivity gap	$(88,344)	$(315,036)	$(313,385)	$(98,805)	$159,855	$159,855

Cumulative sensitivity ratio	(5.8%)	(20.6%)	(20.5%)	(6.5%)	10.4%	10.4%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above. Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts. Approximately 13% of our deposit funding is comprised of non-interest-bearing liabilities and total interest-earning assets are greater than the total interest-bearing liabilities. Therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Generally, we expect loan and investment yields and deposit costs to continue to decline. However, deposit rates could increase due to demand in financial markets, banking system and other local markets for liquidity which may be reflected in elevated pricing competition for deposits. The predominant drivers to increase net interest income are the volume and composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At September 30, 2010, total unfunded loan commitments were approximately $57.3 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At September 30, 2010, commitments under standby letters of credit aggregated approximately $1.1 million.

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

The estimated interest rate risk as of September 30, 2010 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset liability modeling.  The model derives expected interest income and interest expense resulting from an immediate two percentage point increase or decrease parallel shift in the yield curve.  The standard parallel yield curve shift uses the implied forward rates and a parallel shift in interest rates to measure the relative risk of change in the level of interest rates.

The analysis indicates that an immediate 200 basis point parallel interest rate increase would result in an increase in net interest income of approximately $1.6 million or 3% over a twelve month period.  While a 200 basis point parallel interest rate increase ramped over twelve months would result in an increase of net interest income of approximately $1.7 million or 4% over a twelve month period.

The projected impact on our net interest income of a 200 basis point parallel increase of the yield curve and 12 month ramped 200 basis point parallel increase of interest rates are summarized below:

September 30, 2010
	Immediate Parallel Shift	Ramped Parallel Shift
Twelve Month Period	+2%	+2%

Percentage change in net interest income	+3%	+4%

We attempt to manage and moderate the variability of our net interest income due to changes in the level of interest rates and the slope of the yield curve by generating adjustable rate loans and managing the interest rate sensitivity of our investment securities, wholesale funding, and Fed Funds positions consistent with the re-pricing characteristics of our deposits and other interest bearing liabilities.  The above projections do not include the potential impact of acquisition accounting adjustments and assume that management does not take any measures to change the interest rate sensitivity of the Bank during the simulation period.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the nine month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1a. Risk Factors

Risk factors, other than the ones discussed below, have not materially changed during the first nine months of 2010. For additional risk factors, please refer to Part I, Item 1a. of our Form 10-K for the year ended December 31, 2009.

Risks Related to Our Business

The Bank has entered into a Consent Order with bank regulatory agencies and certain terms of that order may not be met.

On July 2, 2010, TIB Bank entered into a Consent Order, a formal agreement, with bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% by September 30, 2010.  At September 30, 2010, these elevated capital ratios were not met. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order supersedes the Memorandum of Understanding entered into with regulatory agencies on July 2, 2009.

While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Written Agreement and Consent Order, there can be no assurance that the Company will be able to comply fully with the provisions of the Written Agreement or that the Bank will be able to comply fully with the provisions of the Consent Order, that compliance with the Written Agreement and Consent Order will not be more time consuming or more expensive than anticipated, that compliance with the Written Agreement and Consent Order will enable the Company and the Bank to resume profitable operations, or that efforts to comply with the Written Agreement and Consent Order will not have adverse effects on the operations and financial condition of the Company or the Bank.

Even though the Company has completed the NAFH Investment, it cannot assure you whether or when the Written Agreement and Consent Order will be lifted or terminated.  Even if they are lifted or terminated in whole or in part, the Company may still be subject to supervisory enforcement actions that restrict its activities.

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

Risks Related to Our Common Stock

As of September 30, 2010 and at the time of this filing, the Company did not meet the $1.00 minimum bid price requirement for continued listing on the NASDAQ Global Select market and may be delisted.

On January 4, 2010, NASDAQ notified the Company that the bid price of its common stock had closed at less than $1 per share over the previous 30 consecutive business days.  As a result, the Company did not comply with the NASDAQ listing rules.  In accordance with these rules, the Company was provided until July 6, 2010, to regain compliance with the NASDAQ rules.  The Company was not able to regain compliance with the NASDAQ minimum bid rule and, accordingly, requested a hearing to appeal NASDAQ’s determination to delist the Company’s common stock from The NASDAQ Global Select Market.  This hearing was held on August 5, 2010.  During the hearing the Company requested an extension to January 3, 2011 for the Company to demonstrate a closing bid price of $1 per share in accordance with the NASDAQ rules. The Company’s request was subsequently granted. The Company has called a special meeting of its shareholders to be held on December 1, 2010 for such shareholders to adopt, among other things, an amendment to the Company’s restated articles of incorporation to effect a reverse stock split. There can be no assurance that the Company will be able to demonstrate compliance with the NASDAQ rules during the extension period. Accordingly, there can be no assurance that the Company will not be delisted at the end of the extension period on January 3, 2011.

 NAFH is a controlling shareholder and may have interests that differ from the interests of our other shareholders.

Upon completion of the NAFH Investment, and before accounting for any stock that may subsequently be issued pursuant to the Warrant or shareholder rights offering, NAFH owned approximately 99% of the Company’s outstanding voting power.  As a result, NAFH will be able to control the election of our directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our shareholders for approval. Such transactions may include mergers and acquisitions (which may include mergers of the Company and/or its subsidaries with or into NAFH and/or NAFH's other subsidaries), sales of all or some of the Company's assets (including sales of such assets to NAFH and/or NAFH's other subsidaries) or purchases of assets from NAFH and.or NAFH's other subsidaries, and other signifcant corporate transactions.

Five of our seven directors, our Chief Executive Officer, our Chief Financial Officer, and our Chief Risk Officer are affiliates of NAFH.  NAFH also has sufficient voting power to amend our organizational documents. The interests of NAFH may differ from those of our other shareholders, and it may take actions that advance its interests to the detriment of our other shareholders.  Additionally, NAFH is in the business of making investments in or acquiring financial institutions and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. NAFH may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to the other holders of our common stock, and the trading prices of our common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price..

As a controlled company, we are exempt from certain NASDAQ corporate governance requirements.

The Company’s common stock is currently listed on the NASDAQ Global Select Market.  The NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions.  However, under the rules applicable to the NASDAQ, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees.  The Company is a controlled company because NAFH beneficially owns more than 50% of the Company’s outstanding voting stock.  Accordingly, the Company is exempt from certain corporate governance requirements and its shareholders may not have all the protections that these rules are intended to provide.

We may choose to voluntarily delist our common shares from NASDAQ.

Even if the NASDAQ permits us to remain as a listed company, we may choose to, or our majority shareholder NAFH may cause us to, voluntarily delist from the NASDAQ Global Select Market.  If we were to delist ourselves from the NASDAQ, we may or may not list ourselves on another exchange.  In either case, a delisting of our common stock could negatively impact you by reducing the liquidity and market price of our common stock and potentially reducing the number of investors willing to hold or acquire our common stock.  In addition, if we were to delist from the NASDAQ, we would no longer be subject to any of the corporate governance rules applicable to NASDAQ listed companies.

Future issuance or sales of our common stock or other securities, including through exercise of NAFH’s Warrant, will dilute the ownership interests of our existing shareholders and could depress the market price of our common stock.

We are obligated under the NAFH agreement to seek approval from our shareholders to amend our Restated Articles of Incorporation to increase the number of our common shares authorized for issuance to 5,000,000,000 from 750,000,000.  Given NAFH’s share of our shareholder voting power and that NAFH has indicated that it will vote for the proposal, it is likely that the amendment will pass.  NAFH received, in connection with the Investment, a warrant representing the right to purchase, during the 18-month period following the closing of the Investment, up to 1,166,666,667 shares of our common stock at $0.15 per share (or up to 175,000 shares of Series B Preferred Stock for $1,000.00 per share).  If the increase in authorized shares receives shareholder approval, NAFH will be permitted to exercise the Warrant for shares of our common stock.  If it does so, whether in part or in full, shareholders other than NAFH will suffer dilution of their common shares.  Even prior to such shareholder approval, NAFH will be able to exercise the Warrant for shares of Series B Preferred Stock, which will participate in (on an as-converted basis) and thus dilute the voting and economic rights of the common stock.

Further, although we presently do not have any intention of issuing additional common stock apart from the issuances contemplated by the Investment, we may do so in the future in order to meet our capital needs and regulatory requirements, and will be able to do so without shareholder approval, up to the newly increased number of authorized shares.  Our board of directors may determine from time to time a need to obtain additional capital through the issuance of additional shares of common stock or other preferred securities including securities convertible into or exchangeable for shares of our common stock, subject to limitations imposed by the NASDAQ and the Federal Reserve Board.  There can be no assurance that such shares can be issued at prices or on terms better than or equal to the terms obtained by our current shareholders.  The issuance of any additional shares of common stock or convertible or exchangeable preferred securities by us in the future may result in a reduction of the per share book value or market price, if any, of the then-outstanding common stock.  Issuance of additional shares of common stock or convertible or exchangeable preferred securities will reduce the proportionate ownership and voting power of our existing shareholders.

Resales of our common stock or other securities in the public market may cause the market price of our common stock to fall.

Sales of a substantial number of shares of our common stock or convertible or exchangeable preferred securities in the public market by our shareholders (including NAFH), or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.  Pursuant to the NAFH agreement, we have agreed to provide customary registration rights for the shares of common stock issued to NAFH, including the common stock into which the Preferred Stock will be converted, and NAFH can exercise those rights in order to sell additional shares of our common stock at its discretion.  We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock.  We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock

Item 4.  Other Information

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

TIB FINANCIAL CORP.
Date: November 15, 2010	/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Date: November 15, 2010	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer (Principal Accounting Officer)