Form 10-K
period 2010-12-31
TIB FINANCIAL CORP.
filed 2011-03-31
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                  FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities Registered pursuant to Section 12(b) of the Act: Common stock, par value $0.10
Securities Registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes or ☑ No
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes or ☑ No
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes or ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes   ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                                              Accelerated filer ☐

Non-accelerated filer  ☐                                                Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $7,165,000 based on the $49.56 per share closing price on June 30, 2010.
The number of shares outstanding of issuer’s class of common stock at March 31, 2011 was 12,349,935 shares of common stock.
Documents Incorporated By Reference: Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2010 fiscal year end are incorporated by reference into Part III of this report.

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

All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about anticipated future operating and financial performance, financial position and liquidity, business prospects, strategic alternatives, business strategies, regulatory and competitive outlook, investment and expenditure plans, capital and financing needs and availability, acquisition and divestiture opportunities, plans and objectives of management for future operations and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “will likely continue,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “seeks,” “should,” “will,” and variations of these words and similar expressions are intended to identify these forward-looking statements.

Forward-looking statements are based on the Company’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•
any effects of our recent change of control, in which North American Financial Holdings, Inc. acquired a majority ownership of our voting power, including any change in management, strategic direction, business plan or operations;

•
inability to achieve the higher minimum capital ratios that our subsidiary, TIB Bank (“TIB Bank”), is required to maintain pursuant to the Consent Order issued by the Federal Deposit Insurance Corporation (the “FDIC”) and the State of Florida Office of Financial Regulation on July 2, 2010 (“Consent Order”);

•	the effect of other requirements of the Consent Order and any further regulatory actions;

•	management’s ability to effectively execute the Company’s business plan;

•	inability to receive dividends from TIB Bank and to service debt and satisfy obligations as they become due;

•
costs and effects of legal and regulatory developments, including the resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews;

•	changes in capital classification;

•	the impact of current economic conditions and the Company’s results of operations on its ability to borrow additional funds to meet its liquidity needs;

•	local, regional, national and international economic conditions and events and the impact they may have on the Company and its customers;

•	changes in the economy affecting real estate values;

•	inability to attract and retain deposits;

•	changes in the level of non-performing assets and charge-offs;

•	changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in the financial performance and/or condition of TIB Bank’s borrowers;

•	effect of additional provision for loan losses;

•	long-term negative trends in the Company’s market capitalization;

•	continued listing of the Company’s common stock on the NASDAQ Capital Market;

•	effects of any changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	inflation, interest rates, cost of funds, securities market and monetary fluctuations;

•	political instability;

•	acts of war or terrorism, natural disasters such as earthquakes, hurricanes or fires, or the effects of pandemic flu;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•	changesin consumer spending, borrowings and savings habits;

•	technological changes;

•	changes in the Company’s organization, management, compensation and benefit plans;

•	competitivepressures from other financial institutions;

•	continued consolidation in the financial services industry;

•	inability to maintain or increase market share and control expenses;

•	impact of reputational risk on such matters as business generation and retention, funding and liquidity;

•	rating agency downgrades;

•	continued volatility in the credit and equity markets and its effect on the general economy;

•	effect of changes in laws and regulations (including laws concerning banking, taxes and securities) with which the Company and its subsidiaries must comply;

•
effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

•	other factors described from time to time in our filings with the Securities and Exchange Commission (“SEC”) and in the risk factors in “Item 1A: Risk Factors” in this report; and

•	the Company’s success at managing the risks involved in the foregoing items.

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

ITEM 1:  BUSINESS

General

We are a bank holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiaries, TIB Bank, established in 1974, and Naples Capital Advisors, Inc.  Together we have twenty-seven full-service banking offices in Florida that are located in Monroe, Miami-Dade, Collier, Lee, and Sarasota counties.  As of December 31, 2010, the Company’s SEC Registered Investment Advisory firm, Naples Capital Advisors, managed $193 million for high net worth clients. At December 31, 2010, we had approximately $1.76 billion in total assets, $1.37 billion in total deposits, $1.00 billion in total loans, and $176.8 million in shareholders’ equity.

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

TIB Bank has been executing a community bank business strategy for individuals and businesses in the Florida Keys for 37 years. It is a unique market defined largely by its geography. From Key Largo to Key West, the Florida Keys stretch approximately 130 miles through a chain of islands each less than two miles wide. The islands of the Florida Keys are connected principally by a single highway, U.S. 1. TIB Bank is one of the few banks in the Florida Keys operating throughout the entire expanse of the market. It is a very competitive market based on personal attention and service rather than branch locations.

In 2001, TIB Bank expanded into the Southwest Florida markets of Collier and Lee County. Similar to the strategy honed in the Florida Keys, TIB focuses on small businesses and individuals appreciative of community bank service.  These efforts have been bolstered by the recent introduction of private banking and wealth management services. The private banking team, since January, 2008 and as of December 31, 2010 had generated $36 million in new client deposits and $8 million in loans.

In April, 2007, the Company completed the acquisition of The Bank of Venice. Combined with the two offices of Riverside Bank of the Gulf Coast, purchased in February 2009, TIB Bank is now the largest community banking presence, as measured by deposits in the Venice-Nokomis market.

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, we sold to the U.S. Department of the Treasury, $37 million of Series A preferred stock of TIB Financial Corp., with a 5% cumulative annual dividend yield for the first five years, and 9% thereafter, and a ten year warrant to purchase up to 11,064 shares of the Company’s voting common stock, at an exercise price of $501.63 per share, for an aggregate purchase price of $5.5 million in cash.

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

On September 30, 2010, the Company issued and sold to North American Financial Holdings, Inc. (“NAFH”)  7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant to purchase up to 11,666,667 shares of Common Stock of the Company for aggregate consideration of $175 million (the “Investment”). The consideration was comprised of approximately $162.8 million in cash and approximately $12.2 million in the form of contribution to the Company of all 37,000 shares of Series A preferred stock issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock which NAFH purchased directly from the Treasury. The Series A preferred stock and the related warrant were retired on September 30, 2010 and are no longer outstanding.

Pursuant to the Company’s investment agreement with NAFH, the Company’s shareholders as of July 12, 2010 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $15.00 per share, subject to certain limitations (the “Rights Offering”).  Approximately 533,029 shares of the Company’s common stock were issued in exchange for approximately $7,776,000 upon completion of the Rights Offering on January 18, 2011.

We are subject to examination and regulation by the Board of Governors of the Federal Reserve System, the Florida Office of Financial Regulation, the United States Securities and Exchange Commission (the “SEC”) and the Federal Deposit Insurance Corporation (the “FDIC”). This regulation is intended for the protection of our depositors and clients, not our shareholders.

Business Strategy

Our business strategy is to operate as a profitable, diversified financial services company providing a variety of banking and other financial services, with an emphasis on building multi-service relationships through commercial loans to small and medium-sized businesses, private banking, trust and investment management and consumer and residential mortgage lending and to be the premier community bank in the markets we serve. As a result of the consolidation of locally based small and medium-sized financial institutions and the emergence of large, nationally focused financial institutions, we believe there is a significant opportunity for community based and focused banks to provide a full range of financial services to small and middle-market commercial and retail customers. We emphasize comprehensive retail, private banking, wealth management and business products and responsive, decentralized decision-making which reflect our knowledge of customers and experience in our local markets.

Our business strategy is targeted to:

•	To operate a full service retail network with competitive products and outstanding customer service;

•	Capture commercial lending opportunities with small to mid-sized businesses which we believe are underserved by our larger competitors;

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

•	Originate consumer loans on a direct and indirect basis to diversify our sources of loans and revenue, concentrating on consumers with prime credit;

•	Cross-sell our products and services to our more than 60,000 existing customers to leverage our relationships, grow fee income and enhance profitability; and

•	Adhere to safe and sound credit standards as we improve the quality of assets.

Banking services

Commercial Banking. The Bank focuses its commercial loan originations on established small and mid-sized businesses. These loans are usually accompanied by significant related deposits.  Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review.  The Bank offers a complete range of commercial loan products, including owner-occupied commercial real estate construction and term loans; working capital loans and lines of credit; demand, term and time loans; and equipment, inventory and accounts receivable financing.  We offer a wide range of cash management services and deposit products to commercial customers.

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

Private Banking, Trust and Investment Management.  A key component of the overall strategy is the integrated offering of private banking and wealth management.  The Company is targeting affluent clients, business owners and retirees, building new relationships and expanding existing relationships to grow deposits, loans and fiduciary and investment management fee income.  Through private banking, we offer deposit products tailored to meet the needs of the wealthy, along with lines of credit and traditional mortgage financing.  These banking services are typically integrated with professional investment management and personal trust services.

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

Lending activities

Loan Portfolio Composition. At December 31, 2010, the Bank’s loan portfolio totaled $1.00 billion, representing approximately 57% of our total assets of $1.76 billion. For a discussion of our loan portfolio, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio.”

The composition of the Bank’s loan portfolios at December 31, 2010 and 2009 is indicated below:

	Successor Company		Predecessor Company
(Dollars in thousands)	December 31, 2010	% of Total Loans	December 31, 2009	% of Total Loans
Real estate mortgage loans:
Commercial	$600,372	60%	$680,409	57%
Residential	225,850	22%	236,945	20%
Farmland	12,083	1%	13,866	1%
Construction and vacant land	38,956	4%	97,424	8%
Commercial and agricultural loans	60,642	6%	69,246	6%
Indirect auto loans	28,038	3%	50,137	4%
Home equity loans	29,658	3%	37,947	3%
Other consumer loans	8,730	1%	10,190	1%
Total	$1,004,329	100%	$1,196,164	100%

Commercial Real Estate Mortgage Loans. At December 31, 2010, the Bank’s commercial real estate loan portfolio totaled $600.4 million. The Bank also has $12.1 million in loans outstanding that are secured by farmland. The Bank originates commercial mortgages primarily secured by hotels, guesthouses, restaurants, retail buildings, and general purpose business space. The Bank seeks to reduce the risks associated with commercial mortgage lending by generally lending in its market area and obtaining periodic financial statements and tax returns from borrowers. Commercial real estate loans are generally underwritten with future cash flows as the primary source of repayment and the pledged collateral as a secondary source of repayment. It is also the Bank’s general policy to obtain personal guarantees from the principals of the borrowers and assignments of all leases related to the collateral.

Commercial Loans. At December 31, 2010, the Bank’s commercial loan portfolio totaled $60.6 million. The Bank originates secured and unsecured loans for business purposes. Loans are made for acquisition, expansion, and working capital purposes and may be secured by real estate, accounts receivable, inventory, equipment or other assets. The financial condition and cash flow of commercial borrowers are closely monitored by the submission of corporate financial statements, personal financial statements and income tax returns.  The frequency of submissions of required financial information depends on the size and complexity of the credit and the collateral that secures the loan.  It is the Bank’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

Construction and Vacant Land Loans. At December 31, 2010, the Bank’s construction loan and vacant land portfolio totaled $39.0 million. The Bank provides interim real estate acquisition development and construction loans to builders, developers and other persons who will ultimately occupy the building. Real estate development and construction loans to provide interim financing on the property are based on acceptable percentages of the appraised value of the property securing the loan in each case. Real estate development and construction loan funds are disbursed periodically at pre-specified stages of completion. Interest rates on these loans are generally adjustable. The Bank carefully monitors these loans with on-site inspections and control of disbursements.

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

Residential Real Estate Mortgage Loans. At December 31, 2010, the Bank’s residential loan portfolio totaled $225.9 million. The Bank originates adjustable and fixed-rate residential mortgage loans through its mortgage banking operations. These mortgage loans are generally originated under terms, conditions and documentation acceptable to the secondary mortgage market. Beginning in late 2007, due to the collapse of the secondary market for jumbo residential mortgage loans, the Bank began to originate jumbo mortgage loans for retention in our loan portfolio for customers with whom we could develop a broader banking relationship.  This strategy has been integrated with our private banking and wealth management business line and is generating deeper banking services and customer relationships.  These jumbo loans retained in our loan portfolio are principally to finance owner occupied residences for higher net worth individuals and are generally adjustable rate mortgages with attractive yields.

Indirect Auto Loans. At December 31, 2010, TIB Bank’s indirect auto loan portfolio totaled $28.0 million. We strive to deliver attractive risk adjusted returns while maintaining credit quality in our indirect lending operations due to a combination of factors including:

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

Other Consumer Loans and Home Equity Loans. At December 31, 2010, the Bank’s consumer loan portfolio totaled $8.7 million, and its home equity portfolio totaled $29.7 million. The Bank offers a variety of consumer loans. These loans are typically collateralized by residential real estate or personal property, including automobiles and boats. Home equity loans (closed-end and lines of credit) are typically made up to 75% of the appraised value of the property securing the loan, in each case, less the amount of any existing liens on the property and are made principally to existing customers of the bank. Closed-end loans have terms of up to 15 years. Lines of credit have an original maturity of 10 years. The interest rates on closed-end home equity loans are fixed, while interest rates on home equity lines of credit are variable.

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

Private Banking, Wealth Management and Trust Services

The Company offers private banking and trust services through credentialed professionals who provide clients customized financial solutions.  The Company also delivers sophisticated investment management services to individuals, families, trusts and non-profit organizations through Naples Capital Advisors, Inc.  Naples Capital Advisors, Inc. is an SEC registered investment advisory firm and a wholly owned subsidiary of the Company.

As of December 31, 2010, private banking deposits totaled $36 million and private banking loans totaled $8 million at December 31, 2010.

Assets under management by Naples Capital Advisors and TIB Bank’s trust department totaled $193 million as of December 31, 2010.

Employees

As of December 31, 2010, the Bank and Naples Capital Advisors, Inc. employed 374 full-time employees and 17 part-time employees. The Company has one employee, who serves as an officer of TIB Bank. The Company and its subsidiaries are not a party to any collective bargaining agreement, and management believes the Company and its subsidiaries enjoy satisfactory relations with their employees.

Related Party Transactions

At December 31, 2010, we had $1.00 billion in total loans outstanding, of which $195,000 was outstanding to certain of our executive officers and directors and their related business interests. In the ordinary course of business, the Bank makes loans to our directors and their affiliates and to policy-making officers.

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

Emergency Economic Stabilization Act of 2008

The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorized the Treasury to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program. Pursuant to authority granted under EESA, the Treasury created the TARP Capital Purchase Program under which the Treasury was authorized to invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.

Institutions participating in the TARP or CPP were required to issue warrants for common or preferred stock or senior debt to the Treasury. If an institution participates in the CPP or if the Treasury acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes.

 American Recovery and Reinvestment Act

The American Recovery and Reinvestment Act (the “ARRA”) became law on February 17, 2009. Among its many provisions, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the Treasury. These limits are effective until the institution has repaid the Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act contains provisions that will, among other things, establish a Bureau of Consumer Financial Protection, establish a systemic risk regulator, consolidate certain federal bank regulators and impose increased corporate governance and executive compensation requirements.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of rules and regulations and the impact of the Dodd-Frank Act are not known yet.

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

On July 2, 2009, the Bank entered into a Memorandum of Understanding, which is an informal agreement, with bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At December 31, 2009, these elevated capital ratios were not met.  On July 2, 2010, the Bank entered into a Consent Order, which is a formal agreement, with the bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. At December 31, 2010 the Bank achieved a Tier 1 capital ratio of 8.1% and a total risk-based capital ratio of 13.1% which meet the ratios required in the Consent Order. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order supersedes the Memorandum of Understanding.

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

Additionally, we have issued junior subordinated debentures to special purpose trusts which are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our preferred or common stock. We have elected to defer interest payments on the Trust Preferred securities since October 2009. We expect that these future payments due will be deferred for the foreseeable future.

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

The federal banking agencies are required to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements.  As a result, the federal bank regulatory authorities have adopted regulations setting forth a five tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.  As of December 31, 2010, the Bank was classified as an “adequately capitalized” institution.

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

FDIC Insurance Assessments

The FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors.  Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category.  An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.  The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. As a result of the Federal Deposit Insurance Reform Act of 2005, the Bank was assessed risk-based deposit insurance premiums on a quarterly basis beginning January 1, 2007.  Insurance assessments paid per $100.00 in deposits are listed below by quarter:

	Successor Company	Predeccessor Company
	2010	2010	2009	2008
Quarter one	$ N/A	$0.06	$0.04	$0.02
Quarter two	N/A	0.10	0.05	0.02
Quarter three	N/A	0.08	0.06	0.02
Quarter four	0.08	N/A	0.06	0.02

The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums effective April 1, 2009. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected on September 30, 2009. This amount was approximately $800,000. The FDIC approved collecting a prepayment of insurance premiums for the next three years (for 2010, 2011 and 2012) plus fourth quarter 2009’s premium in December 2009. This prepayment was approximately $10.9 million, of which $6.6 million remains as a prepaid asset for the Bank as of December 31, 2010.

We participated in the FDIC’s Temporary Liquidity Guarantee Program (“TLG”) for noninterest-bearing transaction deposit accounts. Banks that participated in the TLG’s noninterest-bearing transaction account guarantee paid the FDIC an annual assessment of 10 basis points, through December 31, 2009, on the amounts in such accounts above the amounts covered by FDIC insurance. Subsequent to December 31, 2009, the annual assessment increased to a range of 15 to 25 basis points.  During 2010, we paid 20 basis points during the first quarter and 25 basis points through the expiration of the TLG program on December 31, 2010.

Effective April 1, 2011, the FDIC is implementing changes to the calculation of deposit insurance premiums.  The assessment base will be equal to average total assets less Tier 1 capital.  Assessment rates will initially range between an annualized 2.5 and 45 basis points.  Assessment rates will decrease if the FDIC’s reserve ratio increases to certain thresholds.

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

Risks Related to Our Business

The Bank has entered into a Consent Order and a Written Agreement with bank regulatory agencies and certain terms of that order may not be met.

On July 2, 2010, TIB Bank entered into a Consent Order, a formal agreement, with bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12%. At December 31, 2010, the Bank was in compliance with these elevated capital ratios. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order supersedes the Memorandum of Understanding entered into with regulatory agencies on July 2, 2009.

While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of the Written Agreement and Consent Order, there can be no assurance that the Company will be able to comply fully with the provisions of the Written Agreement or that the Bank will be able to comply fully with the provisions of the Consent Order, that compliance with the Written Agreement and Consent Order will not be more time consuming or more expensive than anticipated, that compliance with the Written Agreement and Consent Order will enable the Company and the Bank to continue profitable operations, or that efforts to comply with the Written Agreement and Consent Order will not have adverse effects on the operations and financial condition of the Company or the Bank.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which is perhaps the most significant financial reform since the Great Depression and contains numerous and wide-ranging reforms to the United States financial system.  The Act contains many provisions which will affect institutions such as the Company and the Bank in substantial and unpredictable ways.  Consequently, compliance with the Act’s provisions may reduce the Company’s and the Bank’s revenue opportunities increase their operating costs, require them to hold higher levels of regulatory capital and/or liquidity and otherwise adversely affect their business or financial results in the future.  The Company’s management is actively reviewing the provisions of the Act and assessing its probable impact on the Company’s business, financial condition, and result of operations.  However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall impact, financially and otherwise, on the Company and the Bank at this time.

We are not paying dividends on our common stock and are deferring distributions on our trust preferred securities, and we are restricted in otherwise paying cash dividends on our common stock. The failure to resume paying dividends on our trust preferred securities may adversely affect us.

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

Further, distributions on our trust preferred securities are cumulative and therefore unpaid distributions will accrue and compound on each subsequent dividend payment date.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009 as market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. The FDIC collected a prepayment of insurance premiums for 2010, 2011 and 2012 plus the fourth quarter 2009’s premium in December 2009. The prepayment was $10.9 million.

Effective April 1, 2011, the FDIC is implementing changes to the calculation of deposit insurance premiums.  The assessment base will be equal to average total assets less Tier 1 capital.  Assessment rates will initially range between an annualized 2.5 and 45 basis points.  Assessment rates will decrease if the FDIC’s reserve ratio increases to certain thresholds.

Our loan portfolio includes commercial and real estate loans that have higher risks.

The Bank’s commercial, commercial real estate and construction and vacant land loans at December 31, 2010, were $60.6 million, $612.5 million and $39.0 million, respectively, or 6%, 61% and 4% of total loans.  Commercial, commercial real estate and construction and vacant land loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans.  Any significant failure to pay on time by the Bank’s customers would hurt our earnings.  The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.  In addition, when underwriting a commercial or industrial loan, the Bank may take a security interest in commercial real estate, and, in some instances upon a default by the borrower, we may foreclose on and take title to the property, which may lead to potential financial risks for us under applicable environmental laws.  If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage.  Many environmental laws can impose liability regardless of whether the Bank knew of, or was responsible for, the contamination.

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

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. Over the past 36 months, each of these four factors has decreased. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenged, our business may be adversely affected.  Our specific market areas have recently experienced economic contraction, which has affected the ability of our customers to repay their loans to us and generally affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified markets and economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

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

On March 11, 2011, NAFH disclosed that it is seeking regulatory approval to combine its three banks, Capital Bank, TIB Bank and NAFH National Bank and that it may also seek to combine its holding companies (the Company, NAFH, and Capital Bank Corporation).  No assurances can be given that applicable regulatory approvals will be obtained, that the transactions described above will be consummated, or if consummated, as to the timing, price, structure or other terms of the transactions.

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

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a less expensive and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

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

We are a member of the Federal Home Loan Bank of Atlanta, or FHLB, which enables us to borrow funds under the Federal Home Loan Bank advance program.  As a FHLB member, we are required to own FHLB common stock, the amount of which increases with the level of our FHLB borrowings.  Due to weak financial results, the FHLB has substantially reduced the payment of dividends. The FHLB has also suspended daily repurchases of FHLB common stock, which adversely affects the liquidity of these shares.  The carrying value and fair market value of our FHLB common stock was $9.3 million as of December 31, 2010.  Consequently, there is a risk that our investment could be deemed other than temporarily impaired at some time in the future.

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

Upon completion of the NAFH Investment and shareholder rights offering and before accounting for any stock that may subsequently be issued pursuant to the Warrant, NAFH owned approximately 94% of the Company’s outstanding voting power.  As a result, NAFH will be able to control the election of our directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our shareholders for approval. Such transactions may include mergers and acquisitions (which may include mergers of the Company and/or its subsidiaries with or into NAFH and/or NAFH's other subsidiaries), sales of all or some of the Company's assets (including sales of such assets to NAFH and/or NAFH's other subsidiaries) or purchases of assets from NAFH and/or NAFH's other subsidiaries, and other significant corporate transactions.

On March 11, 2011, NAFH disclosed that it is seeking regulatory approval to combine its three banks, Capital Bank, TIB Bank and NAFH National Bank and that it may also seek to combine its holding companies (the Company, NAFH, and Capital Bank Corporation).  No assurances can be given that applicable regulatory approvals will be obtained, that the transactions described above will be consummated, or if consummated, as to the timing, price, structure or other terms of the transactions.

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

This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to the other holders of our common stock, and the trading prices of our common stock may be adversely affected by the absence or reduction of a takeover premium in the trading price.

As a controlled company, we are exempt from certain NASDAQ corporate governance requirements.

The Company’s common stock is currently listed on the NASDAQ Capital Market.  The NASDAQ generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions.  However, under the rules applicable to the NASDAQ, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees.  The Company is a controlled company because NAFH beneficially owns more than 50% of the Company’s outstanding voting stock.  Accordingly, the Company is exempt from certain corporate governance requirements and its shareholders may not have all the protections that these rules are intended to provide.

We may choose to voluntarily delist our common stock from NASDAQ or cease to be a reporting issuer under SEC rules.

We may choose to, or our majority shareholder NAFH may cause us to, voluntarily delist from the NASDAQ Capital Market. If we were to delist from NASDAQ, we may or may not list ourselves on another exchange, and may or may not be required to continue to file periodic and current reports and other information as a reporting issuer under SEC rules. A delisting of our common stock could negatively impact shareholders by reducing the liquidity and market price of our common stock, reducing information available about the Company on an ongoing basis and potentially reducing the number of investors willing to hold or acquire our common stock. In addition, if we were to delist from NASDAQ, we would no longer be subject to any of the corporate governance rules applicable to NASDAQ listed companies. See also “—As a controlled company, we are exempt from certain NASDAQ corporate governance requirements.”

Future issuance or sales of our common stock or other securities, including through exercise of NAFH’s Warrant, will dilute the ownership interests of our existing shareholders and could depress the market price of our common stock.

NAFH received, in connection with the Investment, a warrant representing the right to purchase, during the 18-month period following the closing of the Investment, up to 11,666,667 shares of our common stock at $15.00 per share. If it does so, whether in part or in full, shareholders other than NAFH will suffer dilution of their common shares.

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

Sales of a substantial number of shares of our common stock in the public market by our shareholders (including NAFH), or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.  Pursuant to the Company’s investment agreement with NAFH, we have agreed to provide customary registration rights for the shares of common stock issued to NAFH and NAFH can exercise those rights in order to sell additional shares of our common stock at its discretion.  We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock.  We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

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

Our common stock is thinly traded. The average daily trading volume of our shares on The Nasdaq National Market during the 2010 was approximately 1,311 shares.  Thinly traded stock can be more volatile than stock trading in an active public market. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures.  At December 31, 2010, we had outstanding trust preferred securities and accompanying junior subordinated debentures with face values totaling $33.0 million.  Payments of the principal and interest on the trust preferred securities of these special purpose trusts are conditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. As discussed above, pursuant to the board resolution adopted on October 5, 2009, we began deferring interest payments on our junior subordinated debentures in October 2009.

The Warrant and other potential issuances of equity securities may impact net income available to our common shareholders and our earnings per share.

We may issue and sell shares of preferred stock or common stock in the future, and such future issuances of equity could further impact the earnings per share available to our existing shareholders.

Our earnings per share could also be diluted by the shares of common stock issuable upon exercise of the Warrant currently held by NAFH.  As of December 31, 2010, the shares issuable upon exercise of the Warrant would represent approximately 49% of our outstanding common shares.  This percentage includes the shares issuable upon exercise of the Warrant in our total outstanding shares.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, our shareholders may lose some or all of their investment in our common stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS

We did not receive any written comments during 2010 from the Commission staff regarding our periodic and current reports under the Act that remain unresolved from any prior period.

ITEM 2:  PROPERTIES

The Company’s executive offices are located at 599 9th Street North, Naples, Florida.  TIB Bank‘s main office is located at 6435 Naples Boulevard, Naples, Florida.  All Company operated properties are as follows:

Address	Location	Purpose	Owned/ Leased
30480 Overseas Highway	Big Pine Key	Branch	Owned
8100 Health Center Boulevard	Bonita Springs	Branch and Office Space	Leased
12205 Metro Parkway	Fort Myers	Branch	Owned
12195 Metro Parkway-Suites 1-7	Fort Myers	Office Space	Owned
17000 Alico Commerce Court	Fort Myers	Branch	Owned
600 North Homestead Boulevard	Homestead	Branch	Owned
777 North Krome Avenue	Homestead	Branch	Owned
704 Washington Avenue	Homestead	Office Space	Leased
28 N.E. 18 Street	Homestead	Office Space	Owned
80900 Overseas Highway 99451 Overseas Highway	Islamorada Key Largo	Branch and Office Space Branch and Office Space	Owned Owned
103330 Overseas Highway	Key Largo	Branch	Owned
330 Whitehead Street	Key West	Branch	Owned
3618 North Roosevelt Boulevard	Key West	Branch	Owned
2348 Overseas Highway	Marathon	Branch	Owned
11401 Overseas Highway	Marathon Shores	Branch	Owned
6435 Naples Boulevard	Naples	TIB Bank HQ, Branch & Office Space	Owned
3940 Prospect Avenue – Suite 105	Naples	Branch	Leased
599 9th Street North – Suite 100,101 & 201	Naples	Corporate HQ, Branch & Office Space	Owned
9465 Tamiami Trail N	Naples	Office space	Owned
91980 Overseas Highway	Tavernier	Branch	Owned
521 Del Prado Boulevard South	Cape Coral	Branch	Owned
506 Cape Coral Parkway	Cape Coral	Branch	Owned
2209 Santa Barbara Boulevard Suite 101	Cape Coral	Branch	Leased
3405 Hancock Bridge Parkway	North Fort Myers	Branch	Owned
15280 McGregor Boulevard	Fort Myers	Branch	Leased
9820 Stringfellow Road	Saint James City	Branch	Owned
1099 North Tamiami Trail	Nokomis	Branch	Owned
717 East Venice Avenue	Venice	Branch	Owned
240 Nokomis Avenue South	Venice	Branch	Owned
1790 East Venice Avenue, Suite 101	Venice	Branch	Leased
3479 Precision Drive, Suite 118	North Venice	Branch	Leased

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

ITEM 3:  LEGAL PROCEEDINGS

While the Company and the Bank are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that at December 31, 2010 there were no proceedings threatened or pending against the Company or the Bank that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

ITEM 4:  (REMOVED AND RESERVED)

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market under the symbol “TIBB.”  As of December 31, 2010, there were 636 registered shareholders of record and 11,816,865 shares of our common stock outstanding. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of 6 (six) 1% (one percent) stock dividends declared for shareholders of record on July 7, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 and distributed July 17, 2008, October 10, 2008, January 10, 2009, April 10, 2009, July 10, 2009 and October 10, 2009, respectively and the effects of the 1 for 100 reverse stock split effective after the close of business on December 15, 2010.

On January 4, 2010, we received a letter from NASDAQ that stated the Company’s common stock closed below the required minimum $1.00 per share bid price for the previous 30 consecutive business days.  The letter also indicated that, in accordance with listing rules, we have a period of 180 calendar days, until July 6, 2010, to regain compliance with this requirement. The Company was not able to regain compliance and requested a hearing to appeal NASDAQ’s determination to delist the Company’s common stock.  The hearing was held on August 5, 2010 and the Company requested an extension to January 3, 2011 to regain compliance.  The request was subsequently granted. The Company was not able to regain compliance with the continued listing requirements of the NASDAQ Global Select market by January 3, 2011. However, through a rights offering which was completed on January 18, 2011 and a 1 for 100 reverse stock split effective December 15, 2010, the Company met the continued listing requirements of the NASDAQ Capital Market. Accordingly, we requested that NASDAQ transfer the Company’s shares to The NASDAQ Capital Market. The request was granted and was effective upon the open of trading on January 27, 2011.

The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ Global Select Market:

	2010		2009
(Quarter Ended)	High	Low	High	Low
March 31,	$172.00	$58.08	$430.94	$260.76
June 30,	192.00	45.00	380.35	259.78
September 30,	200.00	31.00	282.96	132.67
December 31,	48.00	19.34	156.00	45.00

We did not pay any cash dividends for the years ended December 31, 2009 and December 31, 2010.  For the year ended December 31, 2009 we issued stock dividends in lieu of cash dividends for the first three quarters.  Our ability to pay cash dividends to our shareholders is primarily dependent on the earnings of the Bank, as well as the dividend restrictions under the terms of our outstanding junior subordinated debentures. Payment of dividends by the Bank to us is also limited by dividend restrictions in capital requirements imposed by bank regulators.  Information regarding restrictions on the ability of the Bank to pay dividends to us is contained in Note 15 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof.

 The Company received a request from the Federal Reserve Bank of Atlanta for the Company’s Board of Directors to adopt a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will it make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the Reserve Bank.  The Board adopted this resolution on October 5, 2009.  On September 22, 2010 the Federal Reserve Bank of Atlanta (FRB) and the Company entered into a written agreement where the Company agrees, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB. The Company has notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. The Company has notified the trustees of its $8 million trust preferred securities due September 27, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payments due in March 2010.  Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock, or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due. At this time it is unlikely that the Company will resume payment of cash dividends on its common stock for the foreseeable future.

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Executive Compensation – Equity Compensation Plan Information” of our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

    For the year ended December 31, 2010, we did not repurchase any shares of our common stock.

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

Total Return Performance
150
125
100
75
50
25
0
Index Value
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
TIB Financial Corp.
NASDAQ Composite
SNL Southeast Bank

Period Ending					
Index	**12/31/05**	**12/31/06**	**12/31/07**	**12/31/08**	**12/31/09**	**12/31/10**
TIB Financial Corp.	100.00	110.97	55.21	29.87	4.45	1.44
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Southeast Bank	100.00	117.26	88.33	35.76	35.90	34.86

ITEM 6:  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is unaudited and has been derived from our Consolidated Financial Statements and from our records.  The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Balance Sheet Data and Ratios
As of December 31,
(Dollars and shares in thousands, except per share data)	Successor Company	Predecessor Company
	2010	2009	2008	2007	2006
Total assets	$1,756,866	$1,705,407	$1,610,114	$1,444,739	$1,319,093
Investment securities	418,092	250,339	225,770	160,357	131,199
Total loans	1,004,329	1,196,164	1,223,319	1,127,667	1,063,852
Allowance for loan losses	402	29,083	23,783	14,973	9,581
Deposits	1,367,025	1,369,384	1,135,668	1,049,958	1,029,457
Shareholders’ equity	176,750	55,518	121,114	96,240	85,862

Allowance for loan losses/total loans	NM	2.43%	1.94%	1.33%	0.90%
Allowance for loan losses/loans originated in Successor period	1.76%	NA	NA	NA	NA
Non-performing assets/total assets	4.84%	5.71%	2.95%	1.88%	0.69%
Non-performing loans/total loans	5.61%	6.09%	3.25%	1.43%	0.40%
Allowance for loan losses/non-performing loans	NA	39.93%	59.79%	93.08%	226.88%

Income Statement and Performance Data
	Successor Company	Predecessor Company
(Dollars and shares in thousands, except per share data)	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended Decebmer 31, 2006
Interest and dividend income	$15,681	$52,317	$81,127	$88,164	$94,741	$85,234
Interest expense	3,249	19,435	35,736	43,504	48,721	38,171
Net interest income	12,432	32,882	45,391	44,660	46,020	47,063
Provision for loan losses	402	29,697	42,256	28,239	9,657	3,491
Net interest income after provision for loan losses	12,030	3,185	3,135	16,421	36,363	43,572
Non-interest income *	2,710	9,326	14,110	784	1,362	6,275
Non-interest expense **	13,923	65,316	65,342	50,988	41,921	35,833
Income tax expense (benefit)***	257	0	13,451	(12,853)	(1,775)	5,021
Income (loss) before preferred allocation	560	(52,805)	(61,548)	(20,930)	(2,421)	8,993
Income from discontinued operations, net of taxes	-	-	-	-	-	254
Income earned by preferred shareholders and discount accretion	-	2,009	2,662	165	-	-
Gain on retirement of Series A preferred allocated to common shareholders	-	(24,276)	-	-	-	-
Net income (loss) allocated to common shareholders	$560	$(30,538)	$(64,210)	$(21,095)	$(2,421)	$9,247

Book value per common share ****	$14.96	$15.18	$141.63	$592.09	$709.26	$690.15

Basic earnings (loss) per common share from continuing operations	$0.05	$(205.64)	$(433.27)	$(145.02)	$(18.54)	$72.97
Basic earnings per common share from discontinued operations	-	-	-	-	-	2.06
Basic earnings (loss) per common share	$0.05	$(205.64)	$(433.27)	$(145.02)	$(18.54)	$75.03

Diluted earnings (loss) per common share from continuing operations	$0.03	$(205.64)	$(433.27)	$(145.02)	$(18.54)	$71.25
Diluted earnings per common share from discontinued operations	-	-	-	-	-	2.01
Diluted earnings (loss) per common share	$0.03	$(205.64)	$(433.27)	$(145.02)	$(18.54)	$73.27

Basic weighted average common equivalent shares outstanding	11,817	149	148	145	131	123
Diluted weighted average common equivalent shares outstanding	18,320	149	148	145	131	126
Dividends declared per common share	$-	$-	$-	$0.0005	$0.0023	$0.0022
Return (loss) on average assets****	0.03%	(3.16)%	(3.47)%	(1.36)%	(0.18)%	0.74%
Return (loss) on average equity****	0.31%	(108.42)%	(53.92)%	(20.41)%	(2.52)%	11.05%
Average equity/average assets	10.19%	2.91%	6.44%	6.65%	6.99%	6.72%
Net interest margin	3.16%	2.84%	2.76%	3.10%	3.60%	4.18%
Dividend payout ratio *****	NM	NM	NM	NM	NM	30.51%
Non-interest expense/tax equivalent net interest income and non-interest income from continuing operations	91.76%	154.27%	109.47%	111.78%	87.86%	66.75%

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

**	Non-interest expense for 2009 includes a goodwill impairment charge of $5.9 million.

***	Income tax expense (benefit) for 2009 includes a valuation allowance against deferred income tax assets of $30.4 million.

****	For predecessor only, calculation includes unvested shares of restricted.

*****	The computation of return on average assets and return on average equity is based on net income from continuing operations.

******	The computation of the dividend payout ratio is based on net income (loss) from continuing operations.

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

Memorandum of Understanding and Consent Order

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement, with bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement was in effect. At December 31, 2009, these elevated capital ratios were not met. On July 2, 2010, TIB Bank entered into a Consent Order, which is a formal agreement, with the bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. At September 30, 2010, based upon the preliminary acquisition accounting adjustments, these ratios were not met. TIB Bank achieved a Tier 1 capital ratio of 7.8% and a total risk-based capital ratio of 12.9%. At December 31, 2010, TIB Bank achieved a Tier 1 capital ratio of 8.1% and a total risk-based capital ratio of 13.1% and exceeded all regulatory requirements. The Consent Order also governs certain aspects of TIB Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order superseded the Memorandum of Understanding. On September 22, 2010 the Federal Reserve Bank of Atlanta (“FRB”) and the Company entered into a written agreement (the “Written Agreement”) where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB.

Recent Capital Investments

On March 7, 2008, the Company consummated a transaction whereby two of Southwest Florida’s prominent families, their representatives and their related business interests purchased 1.2 million shares of the Company’s common stock and warrants.  Gross proceeds from the investment provided additional capital of $10.1 million.

On December 5, 2008, the Company issued $37 million of preferred stock and a related warrant to the U.S. Treasury under the U.S. Treasury’s Capital Purchase Program to strengthen the Company’s capital base and to support our continued capacity to provide new loans to creditworthy individual and commercial customers.

On September 30, 2010, (the “Transaction Date”) the Company completed the issuance and sale to NAFH of 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,666,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000,000.The consideration was comprised of approximately $162,840,000 in cash and approximately $12,160,000 in the form of a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which NAFH purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by NAFH converted into an aggregate of 4,666,667 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation (the “Articles of Incorporation”) to increase the number of authorized shares of Common Stock to 50,000,000. The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.0 per Warrant Share.

As a result of the Investment and following the completion on January 18, 2011 of a rights offering, pursuant to which shareholders of the Company as of July 12, 2010 purchased 533,029 shares of Common Stock, NAFH owns approximately 94% of the issued and outstanding voting power of the Company. Upon the completion of the Investment, R. Eugene Taylor (Chairman), Christopher G. Marshall, Peter N. Foss, William A. Hodges and R. Bruce Singletary were named to board of directors of the Company (the “Company Board”).  Mr. Howard Gutman and Mr. Brad Boaz, currently members of the Company Board, remained as such following the closing of the Investment. All other members of the board of directors of the Company resigned effective September 30, 2010.

TIB Bank added R. Eugene Taylor, Christopher G. Marshall, R. Bruce Singletary and Bradley Boaz to its board of directors.  Mr. Howard Gutman, a current member of TIB Bank's board, remained as such following the closing of the Investment.  All other members of the board of directors of TIB Bank resigned effective September 30, 2010.  In addition, the Company has appointed several new executive officers:  R. Eugene Taylor as Chief Executive Officer, Christopher G. Marshall as Chief Financial Officer, and R. Bruce Singletary as Chief Risk Officer.  Stephen J. Gilhooly will continue to serve as the Treasurer of the Company.

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

The most significant fair value adjustments resulting from the application of the acquisition method of accounting were made to loans.  Accounting guidance requires that all loans held by the Company on the Transaction Date be recorded at their fair value.  The fair value of these acquired loans takes into account both the differences in loan interest rates and market rates and any deterioration in their credit quality.  Because concerns about the probability of receiving the full amount of the contractual payments from the borrowers was considered in estimating the fair value of the loans, stating the loans at their fair value results in no allowance for loan loss being provided for these loans as of the Transaction Date.  As of September 30, 2010, certain loans had evidence of credit deterioration since origination, and it was probable that not all contractually required principal and interest payments would be collected.  Such loans identified at the time of the acquisition were accounted for using the measurement provision for purchased credit-impaired (“PCI”) loans, according to the FASB Accounting Standards Codification (“ASC”) 310-30.  The special accounting for PCI loans not only requires that they are recorded at fair value at the date of acquisition and that any related allowance for loan and lease losses is not permitted to be carried forward past the Transaction Date, but it also governs how interest income will be recognized on these loans and how any further deterioration in credit quality after the Transaction Date will be recognized and reported.

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

NASDAQ Delisting

On July 7, 2010, the Company received a delisting notice from The NASDAQ Stock Market LLC, which was anticipated, due to the Company’s non-compliance with the NASDAQ’s $1.00 per share bid price requirement. The letter from the NASDAQ notified the Company that it was in violation of NASDAQ Marketplace Rule 5505 in that the bid price for its common stock was below the required listing standard and that its common stock would be delisted from the NASDAQ on July 16, 2010 unless the Company asked for a hearing before a NASDAQ Listing Qualifications Hearing Panel. This hearing was held on August 5, 2010. During the hearing the Company requested an extension to January 3, 2011 for the Company to demonstrate a closing bid price of $1.00 per share in accordance with the NASDAQ rules. The Company advised NASDAQ that the Company intended to call a special meeting of its shareholders following the closing of the NAFH Investment to approve the adoption of an amendment to the Company’s Restated Articles of Incorporation to affect a reverse stock split and thereby regain compliance with the listing rules. On September 2, 2010, the Company was advised by the NASDAQ that its request for an extension to January 3, 2011 was granted.  On December 15, 2010, the Company affected a 1 for 100 reverse stock split. Additionally, on January 18, 2011, the Company completed a Rights Offering through which 533,029 shares of the Company’s common stock were issued in exchange for approximately $8.0 million. As a result of these actions, the Company met the continued listing requirements for the NASDAQ Capital Market. Pursuant to our request the listing of the Company’s shares was transferred to the NASDAQ Capital Market effective upon the open of trading on January 27, 2011.

Performance Overview

The Company reported net income of $560,000 for the three months ended December 31, 2010. Basic and diluted income per common share was $0.05. The most significant factor for the 2010 net income was increases in net interest income due to the impact of the purchase accounting adjustments which revalued deposits and borrowings to yield market interest rates as of September 30, 2010. The provision for loan losses of $402,000 recorded reflects the allowance for loan losses established for loans originated subsequent to September 30, 2010. No net charge-offs or losses on the disposition of other real estate owned were recorded as credit losses experienced were incorporated in the net discounts recorded on loans and other real estate acquired as of September 30, 2010.

The net loss for the nine months ended September 30, 2010 was $52.8 million. Basic and diluted loss per common share was $205.64. Contributing to the loss during the nine months ended September 20, 2010 were: $21.7 million of valuation adjustments, losses on sale and operating expenses associated with foreclosed real estate; no tax benefit recorded in the current period as a result of the Company’s deferred tax assets being fully reserved; and $2.1 million in expenses incurred in connection with our capital raise activities and the termination of a related consulting agreement.

For the year ended December 31, 2009, our operations resulted in a net loss before dividends and accretion on preferred stock of $61.5 million. The net loss allocated to common shareholders was $64.2 million, or $433.27 per share, for the year ended December 31, 2009.  The most significant factors contributing to the 2009 loss were a $42.3 million provision for loan losses, a $13.5 million provision for income taxes and a $5.9 million goodwill impairment charge, partially offset by $4.3 million in net gains from investment securities and a $1.2 million gain resulting from the death benefit received from a bank owned life insurance policy covering a former employee.

(Dollars in thousands)	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Net interest income	$12,432	$32,882	$45,391
Provision for loan losses	(402)	(29,697)	(42,256)
Non-interest income (1)	2,710	6,557	8,629
Life insurance gain	-	134	1,186
Investment securities gains	-	2,635	4,295
Non-interest expense (2)	(13,923)	(65,316)	(59,455)
Goodwill impairment charge	-	-	(5,887)
Income (loss) before income taxes	$817	$(52,805)	$(48,097)

Net income (loss) before income taxes excluding life insurance conversion gain, investment securities gains and goodwill impairment charge	$817	$(55,574)	$(47,691)

(1)   Non-interest income excludes gains on the conversion of life insurance policies covering a former employee and a former director and investment securities gains and losses.

(2)           Non-interest expense excludes goodwill impairment charges.

We have made significant progress in redirecting our focus on primary objectives of growth, expansion and improving profitability and efficiency.  The satisfaction of regulatory capital requirements and compliance with its regulatory agreements has allowed a shift of the Company’s attention to operating a conventional commercial and retail bank and providing competitive financial services and exceptional customer service to the communities we serve. We continue to increase our emphasis and focus on loan origination and core deposit growth.

Net interest income was $12.4 million for the three months ended December 31, 2010 and was significantly impacted by the purchase accounting adjustments to the interest earning assets and interest bearing liabilities.  Additionally, the high level of cash and highly liquid investment securities maintained during the three months ended December 31, 2010, while available to be redeployed to fund higher yielding assets as such opportunities arise, have an unfavorable impact on the margin and the overall yield on earning assets is unfavorably impacted these lower yielding assets .  Net interest income for the nine months ended September 30, 2010 was $32.8 million.  Net interest income for this period was impacted by the increase in the net interest margin due to reductions of the cost of interest bearing deposits and the successful repricing or replacement of maturing higher priced time deposits with lower cost funding in this continuing low interest rate environment.  Partially offsetting the increase in the net interest margin was continued higher levels of nonperforming loans and the change in asset mix resulting in lower volumes of higher yielding loans and investment securities. Net interest income was $45.4 million for the year ended December 31, 2009. The monetary policy pursued by the Federal Reserve affects market interest rates including the prime rate, our loan yields, our deposit and borrowing costs and our net interest margin. Our earning assets and deposits increased with the acquisition of Riverside, offset by increases in non-performing loans.

Non-interest income includes service charges on deposit accounts, investment securities gains and losses, real estate fees and other operating income. Non-interest income for the three months ended December 31, 2010 was $2.7 million.  Non-interest income for the nine months ended September 30, 2010 was $9.3 million which included $2.6 million of investment security gains and a $134,000 death benefit received on a bank owned life insurance policy covering a former employee.  Non-interest income for the year ended December 31, 2009 was $14.1 million which included $4.3 million of investment security gains and a $1.2 million death benefit received on a bank owned life insurance policy covering a former employee.

Non-interest expense for the three months ended December 31, 2010 was $13.9 million.  FDIC insurance continues to remain elevated to higher deposit insurance premiums.  Non-interest expense for the nine months ended September 30, 2010 was $65.3 million.  Non-interest expense includes $21.7 million of OREO valuation adjustments and related expense and $2.1 million of expense related to our capital raise initiative.   Non-interest expense for the year ended December 31, 2009 was $65.3 million. Non-interest expense for 2009 includes a $5.9 million goodwill impairment charge.  Salary and employee benefits include increases in employee benefits largely due to employee medical insurance costs, the addition of new positions to manage the higher level of problem assets plus merit adjustments for certain employees and due to the lower level of loan origination activity during 2009, the amount of salary and benefit costs capitalized as direct loan origination costs decreased. FDIC insurance costs include a one-time special assessment of $800,000. Information system conversion costs of $223,000 were incurred in merging the operations of The Bank of Venice and OREO valuation adjustments and expenses increased due to higher levels of foreclosed assets.

Total assets were $1.76 billion as of December 31, 2010 (Successor Company) and $1.71 billion at December 31, 2009 (Predecessor Company). Total loans were $1.00 billion as of December 31, 2010 (Successor Company) and $1.20 billion a year ago (Predecessor Company). Due to the application of the acquisition method of accounting, loans were recorded at their fair value at September 30, 2010. During the nine months ended September 30, 2010, $20.1 million of indirect auto loans were sold.

As of December 31, 2010 the allowance for loan losses totaled $402,000. The allowance represents allowance for loan losses established for loans originated subsequent to September 30, 2010.

Economic and Operating Environment Overview

During 2010 the national economic recession reached a plateau reflecting stable but historically high levels of unemployment and signs that economic activity is beginning to increase.  In our local markets the economic contraction that began in late 2006 and early 2007 continued with unemployment in Florida reaching 12% by the end of 2010.  Declining retail sales and lower personal income also reflect the contracting economic environment in our local markets.

While global and national financial market volatility and liquidity concerns receded towards the end of the year and the banking system began to stabilize along with economic fundamentals. Due largely to the accommodative monetary policy maintained by the Federal Reserve system, liquidity concerns in the national banking system lessened during the second half of the year.

In response to the continuing economic stress, the Federal Reserve maintained an accommodating monetary policy through open market transactions and maintained the targeted fed funds rate at 0% to 0.25% throughout 2010.  Accordingly, the prime rate remained at 3.25% during the year.

The extended economic downturn on a national and local basis has continued to adversely impact our individual and business customers.  The markets we serve continue to be among the most severely impacted in the country.  The continuing economic stress to consumers and local businesses was apparent during 2010 as we continued to encounter higher than historical levels of borrowers who become unable to continue meeting the contractual terms of their loans.

Analysis of Financial Condition

Successor Company

    Our assets totaled $1.76 billion at year ended December 31, 2010. Total loans at December 31, 2010 were $1.00 billion. Due to the application of the acquisition method of accounting, loans were recorded at their fair value at September 30, 2010.

    Total deposits were $1.37 billion at December 31, 2010.  Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances, short-term borrowings, notes payable and subordinated debentures, totaled $201.2 million at December 31, 2010.

    Shareholders’ equity was $176.8 million at December 31, 2010.

Predecessor Company

    Our assets totaled $1.71 billion at year ended December 31, 2009. Total loans were $1.20 billion at December 31, 2009.

    Total deposits were $1.37 billion at December 31, 2009. Borrowed funds, consisting of FHLB advances, short-term borrowings, notes payable and subordinated debentures, totaled $268.5 million at December 31, 2009.

    Shareholders’ equity was $55.5 million at December 31, 2009.

Results of Operations

Net income

Three months ended December 31, 2010:

The Company reported net income of $560,000 for the three months ended December 31, 2010. Increases in net interest income are primarily due to the impact of the purchase accounting adjustments which revalued market deposits and borrowings to yield market interest rates as of September 30, 2010. The provision for loan losses of $402,000 recorded reflects the allowance for loan losses established for loans originated subsequent to September 30, 2010. No net charge-offs or losses on the disposition of other real estate owned were recorded as credit losses experienced were incorporated in the net discounts recorded on loans and other real estate acquired as of September 30, 2010.

Nine months ended September 30, 2010:

The net loss for the nine months ended September 30, 2010 was $52.8 million. Basic and diluted loss per common share was $205.64.

The loss on average assets for the nine months ended September 30, 2010 was 4.22%.  On the same basis, the loss on average shareholders’ equity was 144.96% for the same period of 2010.

Contributing to the loss during the nine months ended September 20, 2010 were: $21.7 million of valuation adjustments, losses on sale and operating expenses associated with foreclosed real estate; no tax benefit recorded in the current period as a result of the Company’s deferred tax assets being fully reserved; and $2.1 million in expenses incurred in connection with our capital raise activities and the termination of a related consulting agreement.

Year ended 2009 compared with 2008:

The net loss for 2009 was $61.5 million compared to a net loss of $20.9 million for 2008.  Basic and diluted loss per common share for 2009 was $433.27, as compared to basic and diluted loss per common share of $145.02 in 2008.

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

Rate and volume variance analyses allocate the change in interest income and interest expense between that which is due to changes in the rate earned or paid for specific categories of assets and liabilities and that which is due to changes in the average balance between two periods.  The Company is unable to provide a rate and volume variance analyses in this discussion because there are no comparable periods as the periods required to be presented are of different lengths.  Because of the purchase accounting adjustments, the amounts for the three month period ended December 31, 2010 cannot be added to the nine months ended September 30, 2010 to get to the full year 2010 to compare to the full year of 2009.

Three Months ended December 31, 2010:

Net interest income was $12.4 million for the three months ended December 31, 2010.  The net interest income was significantly impacted by the purchase accounting adjustments to the interest earning assets and interest bearing liabilities.  Because of the accretion of new discounts and premiums established by re-valuing the assets and liabilities to their fair value as of September 30, 2010, the rates at which interest income and expense are accrued changed from prior periods irrespective of whether market rates or contractual rates changed.  Due to the continued favorable repricing of deposit liabilities coupled with the purchase accounting adjustments the net interest margin increased to 3.16%. Additionally, the high level of cash and highly liquid investment securities maintained during the three months ended December 31, 2010, while available to be redeployed to fund higher yielding assets as such opportunities arise, have an unfavorable impact on the margin and the overall yield on earning assets is unfavorably impacted these lower yielding assets .

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

Nine months ended September 30, 2010:

Net interest income was $32.9 million for the nine months ended September 30, 2010 while the net interest margin was 2.84%. The increase in the net interest margin is due to reductions of the cost of interest bearing deposits and the successful repricing or replacement of maturing higher priced time deposits with lower cost funding in this continuing low interest rate environment.  Partially offsetting the increase in the net interest margin was continued higher levels of nonperforming loans and the change in asset mix resulting in lower volumes of higher yielding loans and investment securities.

Interest and dividend income for the nine months of 2010 was impacted by lower balances of loans, higher levels of nonperforming loans and significant declines in market interest rates and the related impact on loan and investment yields.  Due to the lower interest rate environment, the lower volumes of higher yielding loans, and the higher level of non-accrual loans, the yield of our loans declined.

Partially offsetting the decline in interest and dividend income, were decreases in interest expense on deposits as a result of lower interest rates paid.  The average interest cost of interest bearing deposits declined and the overall cost of interest bearing liabilities declined.

Year ended 2009 compared with 2008:

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

The net interest margin continued to be adversely impacted by the level of nonaccrual loans and non-performing assets which reduced the margin by an estimated 19 basis points during the twelve months ended December 31, 2009. The utilization of the proceeds from the Riverside transaction to reduce borrowings and brokered time deposits and purchase investment securities further reduced the net interest rate spread because a greater portion of the Company’s assets were comprised of lower yielding investment securities and short-term money market investments. We continue to maintain a higher level of short-term investments in light of the continuing economic stress and elevated volatility of financial markets, which has also reduced the margin.

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

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended December 31, 2010 and the nine months ended September 30, 2010.

Successor Company				Predecessor Company
	Three Months Ended December 31, 2010			Nine Months Ended September 30, 2010
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,010,946	$13,722	5.39%	$1,131,509	$45,532	5.38%
Investment securities (2)	380,126	1,876	1.96%	301,584	6,687	2.96%
Interest-bearing deposits in other banks	162,159	103	0.25%	108,712	204	0.25%
Federal Home Loan Bank stock	9,572	11	0.46%	10,278	26	0.34%
Federal funds sold and securities sold under agreements to resell	-	-	0.00%	4	-	0.00%
Total interest-earning assets	1,562,803	15,712	3.99%	1,552,087	52,449	4.52%

Non-interest-earning assets:
Cash and due from banks	22,608			22,070
Premises and equipment, net	43,521			47,711
Allowance for loan losses	1,084			(26,949)
Other assets	124,889			77,397
Total non-interest-earning assets	192,102			120,229
Total assets	$1,754,905			$1,672,316

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$172,519	$137	0.32%	$201,570	$534	0.35%
Money market	184,597	411	0.88%	185,821	1,460	1.05%
Savings deposits	75,796	128	0.67%	78,661	418	0.71%
Time deposits	732,516	1,866	1.01%	708,892	11,391	2.15%
Total interest-bearing deposits	1,165,428	2,542	0.87%	1,174,944	13,803	1.57%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	175,503	248	0.56%	190,912	3,659	2.56%
Long-term borrowings	31,516	459	5.78%	61,681	1,973	4.28%
Total interest-bearing liabilities	1,372,447	3,249	0.94%	1,427,537	19,435	1.82%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	189,566			182,073
Other liabilities	14,092			14,002
Shareholders’ equity	178,800			48,704
Total non-interest-bearing liabilities and shareholders’ equity	382,458			244,779
Total liabilities and shareholders’ equity	$1,754,905			$1,672,316

Interest rate spread (tax equivalent basis)			3.05%			2.70%
Net interest income (tax equivalent basis)		$12,463			$33,014
Net interest margin (3) (tax equivalent basis)			3.16%			2.84%

_______
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

The following table presents the average balances and yields for interest earning assets and interest bearing liabilities for the years ending December 31, 2009 and 2008.

Average Balance Sheets

Predecessor Company	2009			2008
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
ASSETS
Interest-earning assets:
Loans (1)(2)	$1,225,804	$68,960	5.63%	$1,186,839	$77,877	6.56%
Investment securities (3)	327,963	12,071	3.68%	183,649	8,629	4.70%
Money Market Mutual Funds	31,277	132	0.42%	-	-	-
Interest bearing deposits in other banks	50,947	124	0.24%	12,131	104	0.85%
FHLB stock	10,771	24	0.23%	10,012	350	3.50%
Federal funds sold/Repo	2,940	5	0.17%	55,525	1,374	2.47%
Total interest-earning assets	1,649,702	81,316	4.93%	1,448,156	88,334	6.10%

Non-interest earning assets:
Cash and due from banks	30,182			17,507
Premises and equipment, net	39,759			37,596
Allowances for loan losses	(24,967)			(16,111)
Other assets	78,128			54,395
Total non-interest earning assets	123,102			93,387
Total Assets	$1,772,804			$1,541,543

LIABILITIES & SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing deposits:
NOW accounts	$182,398	1,235	0.68%	$172,520	2,932	1.70%
Money market	196,469	2,817	1.43%	151,273	3,649	2.41%
Savings deposits	116,956	2,142	1.83%	52,896	669	1.26%
Time deposits	696,606	21,452	3.08%	591,723	25,346	4.28%
Total interest-bearing deposits	1,192,429	27,646	2.32%	968,412	32,596	3.37%

Short-term borrowings and FHLB advances	212,585	5,303	2.49%	242,210	7,450	3.08%
Long-term borrowings	63,000	2,787	4.42%	63,000	3,458	5.49%
Total interest bearing liabilities	1,468,014	35,736	2.43%	1,273,622	43,504	3.42%

Non-interest bearing liabilities and shareholders’ equity:
Demand deposits	173,083			146,158
Other liabilities	17,557			19,196
Shareholders’ equity	114,150			102,567
Total non-interest bearing liabilities and shareholders’ equity	304,790			267,921
Total liabilities and shareholders’ equity	$1,772,804			$1,541,543
Interest rate spread			2.50%			2.68%
Net interest income		$45,580			$44,830
Net interest margin (3)			2.76%			3.10%

__________
(1)	Average loans include non-performing loans. Interest on loans includes loan fees of $498 in 2009, $420 in 2008.
(2)
Interest income and rates include the effects of a tax equivalent adjustment using applicable Federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

Changes in net interest income

The table below details the components of the changes in net interest income for 2009 compared to 2008.  For each major category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes due to average volumes and changes due to rates, with the changes in both volumes and rates allocated to these two categories based on the proportionate absolute changes in each category.

Predecessor Company	2009 Compared to 2008 Due to Changes In
(Dollars in thousands)	Average Volume	Average Rate	Net Increase (Decrease)
Interest income
Loans (1)(2)	$2,489	$(11,406)	$(8,917)
Investment securities (1)	5,629	(2,187)	3,442
Money Market Mutual Funds	132	-	132
Interest-bearing deposits in other banks	138	(118)	20
FHLB stock	25	(351)	(326)
Federal funds sold	(690)	(679)	(1,369)
Total interest income	7,723	(14,741)	(7,018)

Interest expense
NOW accounts	159	(1,856)	(1,697)
Money market	903	(1,735)	(832)
Savings deposits	1,075	398	1,473
Time deposits	4,004	(7,898)	(3,894)
Short-term borrowings and FHLB advances	(844)	(1,303)	(2,147)
Long-term borrowings	-	(671)	(671)
Total interest expense	5,297	(13,065)	(7,768)

Change in net interest income	$2,426	$(1,676)	$750

(1) Interest income includes the effects of a tax equivalent adjustment using applicable federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(2) Average loan volumes include non-performing loans which results in the impact of the nonaccrual of interest being reflected in the change in average rate on loans.

Non-interest income

The following table presents the principal components of non-interest income for the three months ended December 31, 2010, nine months ended September 30, 2010 and years ended December 31, 2009 and 2008:

(Dollars in thousands)	Successor Company Three Months Ended December 2010	Predecessor Company Nine Months Ended September 2010	Predecessor Company Year Ended December 31, 2009	Predecessor Company Year Ended December 31, 2008
Service charges on deposit accounts	$864	$2,585	$4,165	$2,938
Investment securities gains (losses), net	-	2,635	4,295	(5,349)
Fees on mortgage loans sold	449	1,219	1,143	775
Investment advisory and trust fees	354	948	997	555
Loss on sale of indirect auto loans	-	(344)	-	-
Debit card income	386	1,101	1,066	747
Earnings on bank owned life insurance policies	110	354	546	463
Life insurance gain	-	134	1,186	-
Gain on sale of assets	-	12	14	30
Other	547	682	698	625
Total non-interest income	$2,710	$9,326	$14,110	$784

The Company is unable to provide a comparable analysis in this discussion because there are no comparable periods, as the periods required to be presented are of different lengths.  During the year ended December 31, 2009  a gain of $1.2 million was recognized resulting from the death benefit received from a bank owned life insurance policy covering a former employee. Additionally, during the nine months ended September 30, 2010, a $344,000 loss was recognized on the sale of approximately $20.1 million of indirect auto loans.

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

Non-interest expenses

The following table presents the principal components of non-interest income for the three months ended December 31, 2010, nine months ended September 30, 2010 and years ended December 31, 2009 and 2008:

(Dollars in thousands)	Successor Company Three Months Ended December 2010	Predecessor Company Nine Months Ended September 2010	Predecessor Company Year Ended December 31, 2009	Predecessor Company Year Ended December 31 2008
Salary and employee benefits	$6,632	$19,859	$28,594	$24,534
Net occupancy and equipment expense	2,051	6,948	9,442	8,539
Foreclosed asset related expense	536	21,687	3,149	1,694
Accounting, legal, and other professional	856	2,866	3,271	2,558
Information system conversion costs	-	-	344	-
Computer services	849	2,022	2,708	2,093
Collection costs	(7)	40	353	1,341
Postage, courier and armored car	260	823	1,084	887
Marketing and community relations	258	860	1,128	1,246
Operating supplies	128	402	716	548
Directors’ fees	30	595	873	825
Travel expenses	48	254	368	345
FDIC and state assessments	1,184	3,515	3,163	1,153
Special FDIC assessment	-	-	800	-
Amortization of intangibles	364	1,168	1,430	648
Net (gain) loss on disposition of repossessed assets	39	9	(244)	1,387
Operational charge-offs	48	69	155	1,528
Insurance, non-building	447	1,171	870	287
Goodwill impairment	-	-	5,887	-
Capital Raise Expense	-	2,067	-	-
Other operating expenses	200	961	1,251	1,347
Total non-interest expenses	$13,923	$65,316	$65,342	$50,988

The Company is unable to provide a comparable analysis in this discussion because there are no comparable periods, as the periods required to be presented are of different lengths.    For the nine months ended September 30, 2010, OREO valuation adjustments and related expenses were $21.8 million reflecting the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions. FDIC insurance costs of $3.5 million related to higher deposit insurance premium rates. Capital raise expense of $2.1 million related to our capital raising initiatives and the termination of a related consulting agreement. During the year ended December 31, 2009, there was a goodwill impairment charge of $5.9 million and a one-time special FDIC assessment of $800,000.

During the nine months ended September 30, 2010, there was $561,000 of stock based compensation expense related to the accelerated vesting of stock options and restricted stock due to the closing of the NAFH Investment on September 30, 2010.

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

Foreclosed asset related expenses of $3.1 million during 2009 included approximately $1.8 million of valuation adjustments on nine properties due to the decline in real estate values reflected in updated appraisals as well as net losses of $168,000 recognized on the sales of thirteen properties.

Provision for income taxes

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The effective income tax rate for the three months ended December 31, 2010 was 31%. As of December 31, 2010, management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time of the analysis, concluded that a valuation allowance was not necessary as temporary differences which would become recognizable for tax purposes but considered built in losses in excess of the annual limitations established by the Internal Revenue Code due to the NAFH Investment were assigned no fair value in the application of the acquisition method of accounting.

No tax benefit was recorded during the nine months ended September 30, 2010 due to an offsetting increase in the valuation allowance against deferred taxes. The effective income tax rates for the years ended December 31 2009, and 2008 were (28%) and 38%, respectively.  The income tax expense reported during 2009 was due to the recognition of a full valuation allowance against our deferred tax assets as of December 31, 2009, of which $30.4 million was recorded as income tax expense and the $1.2 million relating to unrealized losses on available for sale securities was recorded as an adjustment to equity through accumulated other comprehensive income.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses we had incurred prior to the Investment by NAFH coupled with the expectation that our future realization of deferred taxes will be limited as a result of a planned capital offering. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at December 31, 2009.  Excluding the impact of the valuation allowance, the effective tax benefit would have been approximately 35% for 2009. This benefit was reduced by the impairment charge recorded against non-deductible goodwill which was partially offset by the impact of a non-taxable gain resulting from the receipt of proceeds from a life insurance policy covering a former employee. The benefit during 2008 was higher than statutory rates primarily due to the recognition of a state income tax credit related to the Company’s funding of affordable housing construction costs for local charitable organizations.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and our overall level of taxable income. See Notes 1 and 12 of our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof. Additionally, there were no unrecognized tax benefits at December 31, 2010, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Loan Portfolio

The loan portfolio is comprised of loans located within the Company’s three primary markets: Florida Keys (Monroe County), south Miami-Dade County and Southwest Florida (Collier and Lee Counties). Since the Florida Keys primary industry is tourism, commercial loan demand is primarily for resort, hotel, restaurant, marina, and related real estate secured property loans.   We serve this market by offering long-term, adjustable rate financing to the owners of these types of properties for acquisition and improvements.  As our business has expanded into the Southwest Florida market, the resulting geographic diversification provided more industry-based diversity to our loan portfolio.

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

Loans are expected to produce higher yields than investment securities and other interest-earning assets.  The absolute volume of loans and the volume as a percentage of total earning assets are important determinants of the net interest margin.  Total loans were $1.00 billion at the end of 2010.  As of December 31, 2010, real estate mortgage loans consisted of, commercial real estate mortgage loans of $600.4 million, residential loans of $225.9 million, construction and vacant land of $38.9, commercial and agricultural loans of $72.7 million. The indirect auto portfolio was $28.0 million at December 31, 2010.  The balance of outstanding indirect loans declined in 2010 primarily due to an asset sale in March of 2010 of $20.1 million.

The following table presents the composition our loan portfolio at December 31:

(Dollars in thousands)	Successor Company	Predecessor Company
	2010	2009	2008	2007	2006
Real estate mortgage loans:
Commercial	$600,372	$680,409	$658,516	$612,084	$546,276
Residential	225,850	236,945	205,062	112,138	82,243
Farmland	12,083	13,866	13,441	11,361	24,210
Construction and vacant land	38,956	97,424	147,309	168,595	157,672
Commercial and agricultural loans	60,642	69,246	71,352	72,076	84,905
Indirect auto loans	28,038	50,137	82,028	117,439	141,552
Home equity loans	29,658	37,947	34,062	21,820	17,199
Other consumer loans	8,730	10,190	11,549	12,154	9,795
Subtotal	1,004,329	1,196,164	1,223,319	1,127,667	1,063,852
Less: deferred loan costs (fees)	301	1,352	1,656	1,489	1,616
Less: allowance for loan losses	(402)	(29,083)	(23,783)	(14,973)	(9,581)
Net loans	$1,004,228	$1,168,433	$1,201,192	$1,114,183	$1,055,887

Two of the most significant components of our loan portfolio are commercial real estate and construction and vacant land. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within these categories. The following charts illustrate the composition of these portfolios as of December 31:

(Dollars in thousands)	2010 Successor Company		2009 Predecessor Company
	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition

Mixed Use Commercial/Residential	$88,887	15%	$102,901	15%
Office Buildings	92,310	15%	103,426	15%
Hotels/Motels	69,177	12%	78,992	12%
1-4 Family and Multi Family	57,645	10%	75,342	11%
Guesthouses	89,868	14%	94,663	14%
Retail Buildings	68,800	11%	78,852	12%
Restaurants	40,382	7%	50,395	7%
Marinas/Docks	19,224	3%	19,521	3%
Warehouse and Industrial	28,833	5%	32,328	5%
Other	45,246	8%	43,989	6%
Total	$600,372	100%	$680,409	100%

(Dollars in thousands)	2010 Successor Company		2009 Predecessor Company
	Construction and Vacant Land	Percentage Composition	Construction and Vacant Land	Percentage Composition

Construction:
Residential – owner occupied	$6,729	17%	$6,024	6%
Residential – commercial developer	1,491	4%	6,574	7%
Commercial structure	1,522	4%	13,127	13%
Total construction	9,742	25%	25,725	26%

Land:
Raw land	5,601	15%	20,684	21%
Residential lots	10,687	27%	12,773	13%
Land development	6,282	16%	16,877	17%
Commercial lots	6,644	17%	21,365	23%
Total land	29,214	75%	71,699	74%

Total	$38,956	100%	$97,424	100%

The contractual maturity distribution of our loan portfolio at December 31, 2010 is indicated in the table below.  The majority of these are amortizing loans.

(Dollars in thousands)	Successor Company Loans Maturing
	Within 1 Year	1 to 5 Years	After 5 Years	Total
Real estate mortgage loans:
Commercial	$73,822	$156,950	$368,939	$599,711
Residential	5,197	1,984	218,674	225,855
Farmland	182	3,117	8,789	12,088
Construction and vacant land (1)	17,040	12,726	9,638	39,404
Commercial and agricultural loans	20,294	20,825	15,394	56,513
Indirect auto loans	1,549	14,526	12,044	28,119
Home equity loans	2,526	2,264	24,878	29,668
Other consumer loans	1,928	8,732	2,311	12,971
Total loans	$122,538	$221,124	$660,667	$1,004,329

__________
(1) $6,729 of this amount relates to residential real estate construction loans that have been approved for permanent financing but are still under construction. The remaining amount relates to vacant land and commercial real estate construction loans, some of which have been approved for permanent financing but are still under construction.

(Dollars in thousands)	Successor Company Loans maturing
	Within 1 Year	1 to 5 Years	After 5 Years	Total
Loans with:
Predetermined interest rates	$40,787	$81,729	$37,776	$160,292
Floating or adjustable rates	81,751	139,395	622,891	844,037
Total loans	$122,538	$221,124	$660,667	$1,004,329

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

Due to the closing of the NAFH Investment on September 30, 2010, which resulted in their ownership of approximately 99% of the Company, immediately following the Investment, significant preliminary accounting adjustments were recorded resulting in the Company’s balance sheet being revalued to fair value. The most significant adjustments related to loans which previously were recorded based upon their contractual amounts and were adjusted to reflect September 30, 2010 estimated fair values. During the nine months of 2010, prior to the application of adjustments related to the application of the acquisition method of accounting, the provision for loan losses reflected increases in the amount of required valuation allowances on impaired loans.  The allowance for loan losses had increased due primarily to the impact of recent historical charge-off experience on the factors used in estimating the allowance for loan losses. Partially offsetting the impact of historical loss rate factors used in estimating the provision for loan losses were overall declines in loan balances outstanding, declines in loans classified as impaired and changes in the mix of loan types. As of September 30, 2010, due to the application of the acquisition method of accounting loans were recorded at fair value and no allowance for loan losses was required. The provision for loan losses of $402,000 at December 31, 2010, reflects the allowance for loan losses established for loans originated subsequent to September 30, 2010.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio.  Our provision for loan losses was $29.7 million for the nine months ended September 30, 2010, $42.3 million and $28.2 million for the years ended December 31, 2009 and 2008, respectively. The provision for loan losses was impacted by many factors including changes in the value of real estate collateralizing loans, net charge-offs, the decline in loans outstanding, the decline in impaired loans, historical loss rates and the mix of loan types.  The higher provision for loan losses in 2010 and 2009 was primarily attributable to the national and local market economic recession and the continued financial challenges of our consumer and commercial customers as well as the increase in our nonperforming loans, delinquencies and charge-offs.. Net charge-offs were $26.4 million, or 2.33% of average loans during the first nine months of 2010, and $37.0 million and $19.4 million, or 3.01% and 1.64% of average loans as of December 31, 2009 and 2008, respectively.

Our provision for loan losses in future periods will be influenced by the differences in actual credit losses resulting from the resolution of problem loans from the estimated credit losses used in determining the estimated fair value of loans as of September 30, 2010. As we have not yet finalized our analysis of the estimated fair value of loans or the estimated amount of credit losses, these amounts may change significantly. For loans originated following the NAFH Investment, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level.

Changes affecting the allowance for loan losses are summarized below:

(Dollars in thousands)	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Balance at beginning of period	$-	$29,083	$23,783	$14,973	$9,581	$7,546

Charge-offs:
Real estate mortgage loans:
Commercial	-	9,851	10,418	1,577	118	-
Residential	-	3,151	3,815	1,897	63	-
Construction and vacant land	-	8,062	11,967	4,324	1,251	-
Commercial and agricultural loans	-	3,527	3,028	587	278	12
Indirect auto loans	-	2,120	7,292	10,674	3,110	1,557
Home equity loans	-	682	504	270	331	-
Other consumer loans	-	39	242	180	51	4
Total charge-offs	-	27,432	37,266	19,509	5,202	1,573

Recoveries:
Real estate mortgage loans:
Commercial	-	29	21	-	-	-
Residential	-	161	153	10	-	-
Construction and vacant land	-	3	13	2	-	-
Commercial and agricultural loans	-	803	45	-	-	20
Indirect auto loans	-	59	66	54	262	55
Home equity loans	-	2	11	-	2	2
Other consumer loans	-	1	1	14	6	40
Total recoveries	-	1,058	310	80	270	117

Net charged off	-	26,374	36,956	19,429	4,932	1,456

Provision for loan losses	402	29,697	42,256	28,239	9,657	3,491

Acquisition of The Bank of Venice	-	-	-	-	667	-

Acquisition accounting adjustment	-	(32,406)	-	-	-	-
Allowance for loan losses at end of period	$402	$-	$29,083	$23,783	$14,973	$9,581

Ratio of net charge-offs to average net loans outstanding	N/M	2.33%	3.01%	1.64%	0.45%	0.15%

While no portion of the allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb probable incurred credit losses from any and all loans, the following table represents management’s best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio based on information available as of December 31. The provision for loan losses of $402,000 at December 31, 2010, reflects the allowance for loan losses established for loans originated subsequent to September 30, 2010.

( Dollars in thousands)	Successor Company		Predecessor Company
	2010		2009		2008		2007		2006
	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans
Real estate mortgage loans:
Commercial	$7	N/A	$13,895	57%	$11,143	54%	$5,250	54%	$3,764	51%
Residential	164	N/A	3,897	20%	2,393	17%	381	10%	191	8%
Farmland	-	-	198	1%	134	1%	84	1%	161	2%
Construction and vacant land	-	-	2,868	8%	1,313	12%	1,218	15%	922	15%
Commercial and agricultural loans	24	N/A	3,033	6%	2,256	6%	1,547	6%	1,002	8%
Indirect auto loans	184	N/A	3,244	4%	5,708	6%	5,072	11%	3,352	13%
Home equity loans	14	N/A	1,011	3%	694	3%	213	2%	87	2%
Other consumer loans	9	N/A	285	1%	142	1%	113	1%	102	1%
Unallocated	-		652		-		1,095		-
	$402	N/A	$29,083	100%	$23,783	100%	$14,973	100%	$9,581	100%

Impaired Loans

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, residential mortgages, commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. Nonaccrual loans and restructured loans where loan term concessions benefitting the borrowers have been made are generally designated as impaired. The application of purchase accounting due to the September 30, 2010 NAFH Investment impacted the disclosure for impaired loans.  All loans, impaired as well as non-impaired loans were recorded in the financial statements at their fair value and the allowance for loan loss was eliminated because the fair value is determined by the net present value of the expected cash flows taking into consideration the credit quality.  Consequently, after recording the purchase accounting adjustment, none of the loans have a carrying amount greater than their fair value.

Within the context of the accounting for impaired loans described in the preceding paragraph, there were no impaired loans after the purchase accounting adjustment and based on payments received during the three months ended December 31, 2010 compared to the estimate of expected cash flows developed as of September 30, 2010, no new impairment was identified.

As of December 31, 2009, impaired loans presented in the table below include the $72.8 million of nonperforming loans, other than indirect and consumer loans. Impaired loans as of December 31, 2009 also include $35.9 million of restructured loans which were in compliance with modified terms and not reported as non-performing. Impaired loans also include loans which were not classified as non-accrual, but otherwise meet the criteria for classification as an impaired loan (i.e. loans for which the collection of all principal and interest amounts as specified in the original loan contract are not expected, or where management has substantial doubt that the collection will be as specified, but is still expected to occur in its entirety). Collectively, these loans comprise the potential problem loans individually considered along with historical portfolio loss experience and trends and other quantitative and qualitative factors applied to the balance of our portfolios in our evaluation of the adequacy of the allowance for loan losses.

If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows discounted using the loan’s original rate or at the fair value of collateral, less disposition costs, if repayment is expected solely from the collateral. Impaired loans are as follows:

(Dollars in thousands)	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009
Year end loans with no specifically allocated allowance for loan losses	$-	$60,629
Year end loans with allocated allowance for loan losses	-	87,823
Total	$-	$148,452

Amount of the allowance for loan losses allocated to impaired loans	$-	$9,040

Amount of nonaccrual loans classified as impaired	$-	$71,755

(Dollars in thousands)	Predecessor Company December 31, 2009
	Total Impaired Loans	Impaired Loans With Allocated Allowance	Amount of Allowance Allocated	Impaired Loans With No Allocated Allowance
Commercial	$6,210	$4,847	$1,455	$1,363
Commercial Real Estate	123,452	70,868	5,455	52,584
Residential	16,261	10,158	1,704	6,103
Consumer	699	699	274	-
HELOC	1,830	1,251	152	579
Total	$148,452	$87,823	$9,040	$60,629

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

(Dollars in thousands)	Successor Company	Predecessor Company
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Total non-accrual loans (1)	$-	$72,833	$39,776	$16,086	$4,223
Accruing loans delinquent 90 days or more	56,337	-	-	-	-
Total non-performing loans	56,337	72,833	39,776	16,086	4,223

Non-accrual investment securities(2)	795	759	763	3,154	-
Repossessed personal property (primarily indirect auto loans)	104	326	601	3,136	1,958
Other real estate owned	25,673	21,352	4,323	1,846	-
Other assets (3)	2,111	2,090	2,076	2,915	2,861
Total non-performing assets	$85,020	$97,360	$47,539	$27,137	$9,042

Allowance for loan losses	$402	$29,083	$23,783	$14,973	$9,581

Non-performing assets as a percent of total assets	4.84%	5.71%	2.95%	1.88%	0.69%
Non-performing loans as a percent of total loans	N/A	6.09%	3.25%	1.43%	0.40%
Allowance for loan losses as a percent of non-performing loans (1)	N/A	39.93%	59.79%	93.08%	226.88%

__________
(1)
In December 2006, the Bank stopped accruing interest on a loan pursuant to a ruling made by the USDA. Accordingly, the loan was included in total non-accrual loans as of December 31, 2006 and 2007. During 2008, the USDA repaid the guaranteed portion of the loan in accordance with the provisions of the guarantee agreement. Other non-accrual loans at December 31, 2006 are primarily indirect auto loans.

Non-accrual loans as of December 31, 2009 and 2008 are comprised of the following:

(Dollars in thousands)	Predecessor Company
	December 31, 2009		December 31, 2008
Collateral Description	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Residential 1-4 family	44	$10,738	18	$4,014
Commercial 1-4 family investment	19	8,733	9	7,943
Commercial and agricultural	7	2,454	2	64
Commercial real estate	29	24,392	18	13,133
Residential land development	13	25,295	4	12,584
Government guaranteed loans	2	143	3	143
Indirect auto, auto and consumer loans	97	1,078	155	1,895
		$72,833		$39,776

(2)
In December 2007, we placed a collateralized debt obligation (“CDO”) collateralized primarily by homebuilders, REITs, real estate companies and commercial mortgage backed securities on non-accrual. This security had an original cost of $6.0 million. During 2008, two additional similarly secured collateralized debt obligations with original costs of $2.0 million each were also placed on nonaccrual. As of December 31, 2007 and throughout 2008, the estimated fair value of these securities declined further and management has periodically deemed such declines other than temporary. Through December 31, 2008, we had recorded cumulative realized losses totaling $9.2 million relating to these securities. During 2009, the remaining balance of these securities was written off and an additional CDO with an original cost of $5.0 million, collateralized by trust preferred securities of banks and insurance companies, was placed on nonaccrual. As this security has been downgraded and interest payments are currently being deferred, the estimated fair value of this security had declined to approximately $759,000 as of December 31, 2009. Due to the NAFH Investment and the application of the acquisition method of accounting, the recorded investment in this remaining CDO was adjusted to its September 30, 2010 estimated fair value of $807,000. As of December 31, 2010, the estimated fair value had declined to $795,000. The estimated fair values for this CDO are based upon analyses performed by an independent third-party engaged by the Company as of December 31, 2010 and 2009 which estimated the fair value and credit loss potential of the security. Based upon our review of the analysis and the assumptions used therein, we believe this decline to be temporary in nature based upon current projections of the performance of the underlying collateral which indicate that the entirety of principal and interest owed will be collected at maturity. For additional details on these and other investment securities, see the section of management’s discussion and analysis that follows entitled “Investment Portfolio”.

(3)
In 1998, TIB Bank made a $10.0 million loan to construct a lumber mill in northern Florida. Of this amount, $6.4 million had been sold by the Bank to other lenders. The loan was 80% guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. Under provisions of the trust agreement, beneficiaries cannot receive trust assets until November 2010. As of December 31, 2010, the trust is in the process of liquidation and determining the distributions payable to the trust’s beneficiaries.

The portion of this loan guaranteed by the USDA and held by us was approximately $1.6 million. During the second quarter of 2008, the USDA paid the Company the principal and accrued interest and allowed the Company to apply other proceeds previously received to reduce capitalized liquidation costs and protective advances. The non-guaranteed principal and interest ($2.0 million at December 31, 2010 and December 31, 2009) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $146,000 and $126,000 at December 31, 2010 and 2009, respectively, are included as “other assets” in the financial statements.

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

Major sources of net increases in cash and cash equivalents are as follows for the three months ended December 31, 2010 and the nine months ended September 30, 2010 and two years ending December 31, 2009 and 2008:

(Dollars in thousands)	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Provided by (used in) operating activities	$(25,036)	$9,809	$(3,335)	$9,207
Provided by (used in) investing activities	(83,371)	(6,753)	253,675	(193,909)
Provided by (used in) financing activities	32,536	59,207	(156,672)	187,377
Net increase (decrease) in cash and cash equivalents	$(75,871)	$62,263	$93,668	$2,675

As discussed in Note 17 of the Consolidated Financial Statements, the Company had unfunded loan commitments and unfunded letters of credit totaling $60.7 million at December 31, 2010.  We believe the likelihood of these commitments either needing to be totally funded or funded at the same time is low.  However, should significant funding requirements occur, the Company has available borrowing capacity from various sources as discussed below.

In addition to maintaining a stable core deposit base, we maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported in their most recent quarterly financial information submitted to the Federal Home Loan Bank and subject to the pledging of sufficient collateral. At December 31, 2010, there were $125.0 million in advances outstanding, with a fair market value of $131.1 million, in addition to $25.2 million in letters of credit including $25.1 million used in lieu of pledging securities to the State of Florida to collateralize governmental deposits. As of December 31, 2010, collateral availability under our agreements with the Federal Home Loan Bank provided for total borrowings of up to approximately $187.7 million of which $31.8 million was available. On January 7, 2010, the FHLB notified the Bank that the credit availability had been rescinded and the rollover of existing advances outstanding is limited to twelve months or less. On December 23, 2010, the FHLB notified the Bank that the credit availability had been re-established and any advance drawdown will be limited to twelve months or less. On February 7, 2011, the FHLB notified the Bank that the twelve month limitation on the term of advances had been eliminated.

The Bank had an unsecured overnight federal funds purchased accommodations up to a maximum of $30.0 million from its correspondent bank as of December 31, 2010. As of December 31, 2010, collateral availability under our agreement with the Federal Reserve Bank of Atlanta (“FRB”) provided for up to $39.7 million of borrowing availability from the FRB discount window. We believe that we have adequate funding sources through unused borrowing capacity from our correspondent banks and FRB, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

During the second, third, and fourth quarters of 2008 and the first, second, and third quarters of 2009, the Company’s Board of Directors declared 1% (one percent) stock dividends to holders of record as of July 7, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 respectively. The stock dividends were distributed on July 17, 2008, October 10, 2008, January 10, 2009, April 10, 2009, July 10, 2009 and October 10, 2009. The decision to replace our quarterly cash dividend with a stock dividend was made after consideration of the current and projected economic and operating environment and to conserve cash and capital resources at the holding company to support the potential capital needs of the Bank.  The Company affected a 1 for 100 reverse stock split and launched a rights offering to shareholders of record as of July 12, 2010 which resulted in approximately $8.0 million of additional capital and compliance with the continued listing requirements of the Nasdaq Capital Market.

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement with bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At September 30, 2010 and December 31, 2009, these elevated capital ratios were not met. On July 2, 2010, TIB Bank entered into a Consent Order, a formal agreement, with bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12%.  At December 31, 2010, TIB had a Tier 1 leverage capital ratio of 8.06% and a total risk-based capital ratio of 13.06%. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order supersedes the Memorandum of Understanding entered into with regulatory agencies on July 2, 2009.

As of December 31, 2010, our holding company had cash of approximately $3.5 million. This cash is available for providing capital support to the Bank and for other general corporate purposes. The Company received a request from the FRB for the Company’s Board of Directors to adopt a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the FRB.  The Board adopted this resolution on October 5, 2009.  The Company notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. In January 2010, the Company notified the trustees of its $8 million trust preferred securities due September 7, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payment due March 2010.  The Company also notified the Treasury of its election to defer the dividend payment on the Series A preferred stock issued under TARP beginning in November 2009. On September 22, 2010, the Company entered into a written agreement with the FRB that, among other things, the Company will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the FRB.  Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock, or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due. At this time it is unlikely that the Company will resume payment of cash dividends on its common stock for the foreseeable future. As previously discussed, on September 30, 2010 we completed the issuance and sale to NAFH of shares of the Company’s common stock, preferred stock and warrant to purchase additional shares of the Company’s stock for aggregate consideration of $175 million. Approximately $12.2 million of the consideration was in the form of a contribution to the Company of all 37,000 shares of preferred stock issued to the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock.

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by a bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Based on the level of losses for the prior two years, declaration of dividends by TIB Bank, during 2010, would have required regulatory approval. Therefore, the Company does not expect to receive dividends from the Bank in the foreseeable future.

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities.  The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates.

Our interest rate sensitivity position at December 31, 2010 is presented in the table below.

(Dollars in thousands)			Successor Company
	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$306,961	$85,870	$110,941	$364,146	$136,411	$1,004,329
Investment securities-taxable	12,896	22,709	11,465	-	367,889	414,959
Investment securities-tax exempt	276	-	-	1,109	1,674	3,059
Marketable equity securities	74	-	-	-	-	74
FHLB stock	9,334	-	-	-	-	9,334
Interest-bearing deposits in other banks	131,584	-	-	-	-	131,584
Total interest-bearing assets	461,125	108,579	122,406	365,255	505,974	1,563,339

Interest-bearing liabilities:
NOW accounts	175,349	-	-	-	-	175,349
Money market	193,904	-	-	-	-	193,904
Savings deposits	80,674	-	-	-	-	80,674
Time deposits	262,556	99,697	148,679	208,074	-	719,006
Subordinated debentures	14,022	-	-	-	8,865	22,887
Other borrowings	57,167	-	51,790	69,317	-	178,274
Total interest-bearing liabilities	783,672	99,697	200,469	277,391	8,865	1,370,094

Interest sensitivity gap	$(322,547)	$8,882	$(78,063)	$87,864	$497,109	$193,245

Cumulative interest sensitivity gap	$(322,547)	$(313,665)	$(391,728)	$(303,864)	$193,245	$193,245

Cumulative sensitivity ratio	(20.6%)	(20.1%)	(25.1%)	(19.4%)	12.4%	12.4%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above.  Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts.  Approximately 14% of our deposit funding is comprised of non-interest-bearing liabilities and total interest-earning assets are greater than the total interest-bearing liabilities.  Therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost.  Generally, we expect loan and investment yields and deposit costs to continue to decline.  However, deposit rates could increase due to demand in the financial markets, banking system and other local markets for liquidity which may be reflected in elevated pricing competition for deposits. The predominant drivers to increase net interest income are the composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

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

Investment Portfolio

Contractual maturities of investment securities at December 31, 2010 are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties. Other securities include mortgage-backed securities and marketable equity securities which are not due at a single maturity date.

(Dollars in thousands)			Successor Company
	Within 1 Year		After 1 Year Within 5 Years		After 5 Years Within 10 Years		After 10 Years		Other Securities
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Securities Available for Sale:
U.S. Gov’t agencies and corporations	$-	-	$17,300	0.65%	$16,200	0.50%	$7,199	2.82%	$-
States and political subdivisions – tax exempt (1)	$276	7.03%	1,109	2.89%	1,674	2.09%	-	-	-
States and political subdivisions – taxable	-	-	-	-	-	-	2,157	6.16%	-
Marketable equity securities (1)	-	-	-	-	-	-	-	-	74
Mortgage-backed securities - residential	-	-	-	-	-	-	-	-	369,203
Corporate bonds	-	-	-	-	-	-	2,105	3.14%	-
Collateralized debt obligations	-	-	-	-	-	-	795	0.00%	-
Total	$276	7.03%	$18,409	0.79%	$17,874	0.65%	$12,256	3.30%	$369,277

Yield by classification of investment securities at December 31, 2010 was as follows:

(Dollars in thousands)	Yield	Totals
Securities Available for Sale:
U.S. Government agencies and corporations	0.99%	$40,699
States and political subdivisions – tax exempt (1)	2.82%	3,059
States and political subdivisions – taxable	6.16%	2,157
Marketable equity securities (1)	0%	74
Mortgage-backed securities - residential	2.46%	369,203
Corporate bonds	3.14%	2,105
Collateralized debt obligations (2)	0.00%	795
Total (2)	2.34%	$418,092

__________
(1)	Weighted average yields on tax exempt obligations and marketable equity securities have been computed by grossing up actual tax exempt income.

(2)	Excluding the impact of the non-accrual collateralized debt obligation security; the total investment portfolio yield was 2.34%.

The following table presents the amortized cost, unrealized gains, unrealized losses, and fair value for the major categories of our investment portfolio for each reported period:

Available for Sale—December 31, 2010 (Successor Company)

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$40,980	$15	$296	$40,699
States and political subdivisions-tax exempt	3,082	2	25	3,059
States and political subdivisions-taxable	2,308	-	151	2,157
Marketable equity securities	102	-	28	74
Mortgage-backed securities - residential	372,409	946	4,152	369,203
Corporate bonds	2,104	1	0	2,105
Collateralized debt obligations	807	-	12	795
	$421,792	$964	$4,664	$418,092

Available for Sale—December 31, 2009 (Predecessor Company)

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$29,232	$24	$84	$29,172
States and political subdivisions-tax exempt	7,754	307	0	8,061
States and political subdivisions-taxable	2,313	-	101	2,212
Marketable equity securities	12	-	4	8
Mortgage-backed securities - residential	207,344	2,083	1,312	208,115
Corporate bonds	2,878	-	866	2,012
Collateralized debt obligations	4,996	-	4,237	759
	$254,529	$2,414	$6,604	$250,339

Available for Sale—December 31, 2008 (Predecessor Company)

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Government agencies and corporations	$50,892	$776	$-	$51,668
States and political subdivisions-tax exempt	7,751	59	21	7,789
States and political subdivisions-taxable	2,407	-	70	2,337
Marketable equity securities	12	-	-	12
Mortgage-backed securities - residential	157,066	1,332	421	157,977
Corporate bonds	2,870	-	1,158	1,712
Collateralized debt obligations	5,763	-	1,488	4,275
	$226,761	$2,167	$3,158	$225,770

Other than temporary impairment of available for sale securities

As of December 31, 2010, we owned three collateralized debt obligation investment securities collateralized by debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities with an aggregate original cost of $10.0 million. Through December 31, 2009, we recorded cumulative other than temporary impairment losses of $10.0 million on these securities. In determining the estimated fair value of these securities, we utilized a discounted cash flow modeling valuation approach which is discussed in greater detail in Note 19 - Fair Value. These securities are floating rate securities which were rated “A” or better by an independent and nationally recognized rating agency at the time of our purchase. In late December 2007, these securities were downgraded below investment grade by a nationally recognized rating agency. Due to the ratings downgrade, and the amount of unrealized loss, management concluded that the loss of value was other than temporary under generally accepted accounting principles and the Company wrote these investment securities down to their estimated fair value. This resulted in the recognition of other than temporary impairment loss of $3.9 million in 2007. During 2008, the estimated fair value of these securities declined further due to the occurrence of additional defaults by certain underlying issuers and changes in the cash flow and discount rate assumptions used to estimate the value of these securities. During 2008, we concluded that the further declines in values were other than temporary under generally accepted accounting principles. Accordingly, we wrote-down these investment securities by an additional $5.3 million. These additional write downs included the complete write off of two of the three securities, with an original cost of $2.0 million each. The third security, with an original cost of $6.0 million was valued at an estimated fair value of $763,000 as of December 31, 2008. During 2009, additional defaults by underlying issuers and corresponding changes in estimated future cash flow assumptions resulted in the write-down of this third security to $0.

As of December 31, 2010, the Company owned a collateralized debt security with an original cost of $5.0 million where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. This security was rated “AA” by a nationally recognized rating agency at the time of our purchase. The inputs used in determining the estimated fair value of this security are Level 3 inputs. In determining the estimated fair value, management utilized a discounted cash flow modeling valuation approach through September 30, 2010. Discount rates utilized in the modeling of these securities were estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and varying assumptions of estimated future defaults of issuers. During 2009, the estimated fair value of this security declined further due to the occurrence of downgrades by rating agencies, additional defaults or deferrals by certain underlying issuers and changes in the estimated timing of the future cash flow and discount rate assumptions used to estimate the value of this security. As of December 31, 2009, we engaged an independent third party valuation firm to estimate the fair value and credit loss potential of this security. Management reviewed the assumptions and methodology employed in this analysis and while the assumptions differed from those used in prior quarters to estimate the fair value of the security, the general premise of the methodology of discounting estimated future cash flows based upon the expected performance of the underlying issuers collateralizing the security was consistent with management’s previous approach. Based upon this analysis, as of December 31, 2010, management concluded that the further decline in value does not meet the definition of other than temporary under generally accepted accounting principles because no credit loss has been incurred.

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

The write downs described above resulted in total recognized other than temporary impairment losses of $763,000, and $6.4 million during 2009, 2008, respectively.

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

Deposits

The following table presents the average amount outstanding and the average rate paid on deposits for the three months ended December 31, 2010, nine months ended September 30, 2010 and years ended December 31, 2009, and 2008.

(Dollars in thousands)	Successor Company		Predecessor Company
	Three months Ended December 31, 2010		Nine Months Ended September 30, 2010		Year Ended December 31, 2009		Year Ended December 31, 2008
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$189,566		$182,073		$173,083		$146,158

Interest-bearing deposits
NOW Accounts	172,519	0.32%	201,570	0.35%	182,398	0.68%	172,520	1.70%
Money market	184,597	0.88%	185,821	1.05%	196,469	1.43%	151,273	2.41%
Savings deposit	75,796	0.67%	78,661	0.71%	116,956	1.83%	52,896	1.26%
Time deposits	732,516	1.01%	708,892	2.15%	696,606	3.08%	591,723	4.28%
Total	$1,354,994	0.74%	$1,357,017	1.36%	$1,365,512	2.02%	$1,114,570	2.92%

The following table presents the maturity of our time deposits at December 31, 2010:

Successor Company
(Dollars in thousands)	Deposits $100 and Greater	Deposits Less than $100	Total
Months to maturity:
3 or less	$133,992	$128,587	$262,579
4 to 6	35,755	63,815	99,570
7 through 12	78,238	70,475	148,713
Over 12	111,884	96,260	208,144
Total	$359,869	$359,137	$719,006

Off-Balance Sheet Arrangements and Contractual Obligations

Our off-balance sheet arrangements and contractual obligations at December 31, 2010 are summarized in the table that follows.  The amounts shown for commitments to extend credit and letters of credit are contingent obligations, some of which are expected to expire without being drawn upon.  As a result, the amounts shown for these items do not necessarily represent future cash requirements.  We believe that our current sources of liquidity are more than sufficient to fulfill the obligations we have as of December 31, 2010 pursuant to off-balance sheet arrangements and contractual obligations.

	Successor Company
(Dollars in thousands)	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements
Commitments to extend credit	$60,705	$34,078	$3,273	$1,870	$21,484
Standby letters of credit	1,638	1,203	35	400	-
Total	$62,343	$35,281	$3,308	$2,270	$21,484

Contractual obligations
Time deposits	$719,006	$509,053	$186,217	$23,736	$-
Operating lease obligations	3,573	792	720	517	1,544
Purchase obligations	13,170	2,338	5,102	5,730	-
FHLB Advances	131,116	61,799	69,317	-	-
Long-term debt	22,887	-	-	-	22,887
Other long-term liabilities reflected on the balance sheet under GAAP (1)	1,534	32	93	123	1,286
Total	$891,286	$574,014	$261,449	$30,106	$25,717

(1) In first quarter 2011, the director deferred agreements were terminated and the directors participating in the plan each received a lump sum distribution of their respective deferral account balances under the plan.
.

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

The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to twenty years.  Future minimum lease payments, before considering renewal options that generally are present, total $3.6 million at December 31, 2010.

Purchase obligations consist of computer and item processing services, and debit and ATM card processing and support services contracted by the Company under long term contractual relationships and based upon estimated utilization.

Long term debt, at December 31, 2010, consists of subordinated debentures totaling $22.9 million These borrowings are further described in Note 11 of the Consolidated Financial Statements

The Bank has invested in FHLB stock for the purpose of establishing credit lines with the FHLB. The credit availability to the Bank is based on the amount of collateral pledged.  FHLB advances total $131.1 million at December 31, 2010.  These borrowings are further described in Note 10 of the Consolidated Financial Statements.

Other long-term liabilities represent obligations under the non-qualified retirement plan for some of the Predecessor Company’s directors.  Under the director retirement plan, the Company pays each participant, or their beneficiary, the amount of board compensation fees that the director has elected to defer and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date.  The amount presented above reflects the future obligation to be paid, assuming no future fee deferrals.

Capital Adequacy

There are various primary measures of capital adequacy for banks and bank holding companies such as risk based capital guidelines and the leverage capital ratio.  See Notes 2 and 15 to the Consolidated Financial Statements.

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

On September 30, 2010, the Company issued and sold to NAFH 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant to purchase up to 11,666,667 shares of Common Stock of the Company for aggregate consideration of $175.0 million. As a result of this investment, the Company increased its level of capital under capital adequacy guidelines.

As of December 31, 2010, the Bank exceeded the level of capital required in order to achieve the capital ratios the Bank agreed to maintain according to the terms of the Consent Order.  The risk-based capital ratio of Tier 1 capital to risk-weighted assets was 13.0%, the risk-based ratio of total capital to risk-weighted assets was 13.1%, and the leverage ratio was 8.1%, for TIB Bank.

As of December 31, 2010, the Company’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 13.3%, its risk-based ratio of total capital to risk-weighted assets was 13.4%, and its leverage ratio was 8.2%.

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

Loans acquired in a transfer, including business combinations and transactions similar to the Investment, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired (“PCI”) loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

    Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If the Company has probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), the Company charges the provision for credit losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans. The impact of changes in variable interest rates are recognized prospectively as adjustments to interest income. The accounting pools of acquired loans are defined as of the date of acquisition of a portfolio of loans and are comprised of groups of loans with similar collateral types and credit risk.

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

The estimated interest rate risk as of December 31, 2010 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Bank uses customized assumptions run against Bank data by an outsourced provider of Asset liability modeling.  The model derives expected interest income and interest expense resulting from an immediate two percentage point increase or decrease parallel shift in the yield curve.  The standard parallel yield curve shift uses the implied forward rates and a parallel shift in interest rates to measure the relative risk of change in the level of interest rates.

The analysis indicates an immediate 200 basis point parallel interest rate increase would result in a decrease in net interest income of approximately $659,000 or -1% over a twelve month period.  While a 200 basis point parallel interest rate increase ramped over twelve months would result in an increase in net interest income of approximately $1.8 million or 3% over a twelve month period.

The projected impact on our net interest income of a 200 basis point parallel increase of the yield curve and 12 month ramped 200 basis point parallel increase of interest rates are summarized below:

	December 31, 2010
	Immediate Parallel Shift	Ramped Parallel Shift
Twelve Month Period	+2%	+2%

Percentage change in net interest income	-1%	+3%

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

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	58
Consolidated Balance Sheets for the Years Ended December 31, 2010 (Successor) and 2009 (Predecessor)	59
Consolidated Statements of Operations for the three-month period ended December 31, 2010 (Successor), and the nine-month period ended September 30, 2010 and years Ended December 31, 2009, 2008 (Predecessor)	60
Consolidated Statements of Changes in Shareholders' Equity for the three-month period ended December 31, 2010 (Successor), and the nine-month period ended September 30, 2010 and years Ended December 31, 2009, 2008 (Predecessor)	62
Consolidated Statements of Cash Flows for the three-month period ended December 31, 2010 (Successor), and the nine-month period ended September 30, 2010 and years Ended December 31, 2009, 2008 (Predecessor)	64
Notes to Consolidated Financial Statements for the three-month period ended December 31, 2010 (Successor), and the nine-month period ended September 30, 2010 and years Ended December 31, 2009, 2008 (Predecessor)	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TIB Financial Corp.
Naples, Florida

We have audited the accompanying consolidated balance sheets of TIB Financial Corp. as of December 31, 2010 (Successor) and 2009 (Predecessor), and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month period ended December 31, 2010 (Successor), the nine-month period ended September 30, 2010 (Predecessor) and the years ended December 31, 2009 and 2008 (Predecessor).  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIB Financial Corp. as of December 31, 2010 (Successor) and 2009 (Predecessor), and the results of its operations and its cash flows for the three-month period ended December 31, 2010 (Successor), the nine-month period ended September 30, 2010 (Predecessor) and the years ended December 31, 2009 and 2008 (Predecessor), in conformity with U.S. generally accepted accounting principles.

      /s/Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida
March 31, 2011

TIB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
As of December 31,
(Dollars and shares in thousands, except per share data)	Successor Company	Predecessor Company
	2010	2009
Assets
Cash and due from banks	$153,794	$167,402

Investment securities available for sale	418,092	250,339

Loans, net of deferred loan costs and fees	1,004,630	1,197,516
Less: Allowance for loan losses	402	29,083
Loans, net	1,004,228	1,168,433

Premises and equipment, net	43,153	40,822
Goodwill	29,999	622
Intangible assets, net	11,406	6,667
Other real estate owned	25,673	21,352
Deferred income tax asset	19,973	-
Accrued interest receivable and other assets	50,548	49,770
Total assets	$1,756,866	$1,705,407

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$198,092	$171,821
Interest-bearing	1,168,933	1,197,563
Total deposits	1,367,025	1,369,384

Federal Home Loan Bank (FHLB) advances	131,116	125,000
Short-term borrowings	47,158	80,475
Long-term borrowings	22,887	63,000
Accrued interest payable and other liabilities	11,930	12,030
Total liabilities	1,580,116	1,649,889

Commitments and Contingencies (Notes 1, 6 and 17)

Shareholders’ Equity
Preferred stock – $.10 par value: 5,000 shares authorized, 0 and 37 shares issued and outstanding, liquidation preference of $0 and $37,697, respectively	-	33,730
Common stock - $.10 par value: 750,000 and 100,000 shares authorized, 11,817 and 150 shares issued, 11,817 and 149 shares outstanding, respectively	1,182	15
Additional paid in capital	177,316	76,154
Retained earnings (accumulated deficit)	560	(49,994)
Accumulated other comprehensive loss	(2,308)	(3,818)
Treasury stock	-	(569)
Total shareholders’ equity	176,750	55,518

Total Liabilities and Shareholders’ Equity	$1,756,866	$1,705,407

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Operations

Successor Company		Predecessor Company
(Dollars and shares in thousands, except per share data)	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest and dividend income
Loans, including fees	$13,698	$45,471	$68,925	$77,875
Investment securities:
U.S. Government agencies and corporations	1,802	6,347	11,395	7,610
States and political subdivisions, tax-exempt	14	137	299	316
States and political subdivisions, taxable	36	106	143	150
Other investments	17	26	212	385
Interest-bearing deposits in other banks	103	204	124	104
Federal Home Loan Bank stock	11	26	24	350
Federal funds sold and securities purchased under agreements to resell	-	-	5	1,374
Total interest and dividend income	15,681	52,317	81,127	88,164

Interest expense
Interest-bearing demand and money market	548	1,994	4,052	6,581
Savings	128	418	2,142	669
Time deposits of $100 or more	931	5,419	8,587	10,296
Other time deposits	935	5,972	12,865	15,050
Long-term debt - subordinated debentures	458	1,119	1,578	2,267
Federal Home Loan Bank advances	233	3,590	5,199	6,058
Short-term borrowings	15	69	104	1,392
Long-term borrowings	1	854	1,209	1,191
Total interest expense	3,249	19,435	35,736	43,504

Net interest income	12,432	32,882	45,391	44,660
Provision for loan losses	402	29,697	42,256	28,239
Net interest income after provision for loan losses	12,030	3,185	3,135	16,421

Non-interest income
Service charges on deposit accounts	864	2,585	4,165	2,938
Fees on mortgage loans originated and sold	449	1,219	1,143	775
Investment advisory and trust fees	354	948	997	555
Loss on sale of indirect auto loans	-	(344)	-	-
Other income	1,043	2,283	3,510	1,865
Investment securities gains, net	-	2,635	5,058	1,077
Other-than-temporary impairment losses on investments prior to April 1, 2009 adoption of ASC 320-10-65-1	-	-	(23)	(6,426)
Other-than-temporary impairment losses on investments subsequent to April 1, 2009
Gross impairment losses	-	-	(740)	N/A
Less: Impairments recognized in other comprehensive income	-	-	-	N/A
Net impairment losses recognized in earnings subsequent to April 1, 2009	-	-	(740)	N/A
Total non-interest income	2,710	9,326	14,110	784

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Operations
 (Continued)
	Successor Company	Predecessor Company
(Dollars and shares in thousands, except per share data)	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Non-interest expense
Salaries and employee benefits	6,632	19,859	28,594	24,534
Net occupancy and equipment expense	2,051	6,948	9,442	8,539
Goodwill impairment	-	-	5,887	-
Foreclosed asset related expense	536	21,687	2,847	794
Other expense	4,704	16,822	18,572	17,121
Total non-interest expense	13,923	65,316	65,342	50,988

Income (loss) before income taxes	817	(52,805)	(48,097)	(33,783)
Income tax expense (benefit)	257	-	13,451	(12,853)

Net income (loss)	$560	$(52,805)	$(61,548)	$(20,930)

Preferred dividends earned by preferred shareholders and discount accretion	-	2,009	2,662	165
Gain on retirement of Series A preferred allocated to common shareholders	-	(24,276)

Net income (loss) allocated to common shareholders	$560	$(30,538)	$(64,210)	$(21,095)

Basic income (loss) per common share	$0.05	$(205.64)	$(433.27)	$(145.02)

Diluted income (loss) per common share	$0.03	$(205.64)	$(433.27)	$(145.02)

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars and shares in thousands except per share data)

Predecessor Company	Preferred Shares Series A	Preferred Stock Series A	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2008	-	$-	136	$14	$57,404	$39,151	$240	$(569	$96,240
Cumulative-effect adjustment for split-dollar life insurance postretirement benefit						(141			(141)
Comprehensive loss:
Net loss						(20,930			(20,930)
Other comprehensive loss, net of tax:
Net market valuation adjustment on securities available for sale							(4,195
Add: reclassification adjustment for losses net of tax benefit of 2,013							3,336
Other comprehensive loss, net of tax benefit of $523									(859)
Comprehensive loss									$(21,789)
Private placement of common shares			13	1	9,935				9,936
Exercise of stock options			-	0	98				98
Preferred stock issued with common stock warrants	37	$32,889			4,103				36,992
Preferred stock discount accretion		31				(31			-
Stock-based compensation and related tax effect					655				655
Common stock dividends declared					2,435	(2,437			(2)
Cash dividends declared, $5.89 per common share						(875			(875)
Balance, December 31, 2008	37	$32,920	149	$15	$74,630	$14,737	$(619	$(569	$121,114

Comprehensive loss:
Net loss						(61,548)			(61,548)
Other comprehensive loss:
Net market valuation adjustment on securities available for sale							1,096
Less: reclassification adjustment for gains							(4,295)
Other comprehensive loss									(3,199)
Comprehensive loss									$(64,747)
Issuance costs associated with preferred stock issued					(48)				(48)
Preferred stock discount accretion		810				(810)			-
Stock-based compensation and related tax effect					484				484
Common stock dividends declared					1,088	(1,088)			-
Cash dividends declared, preferred stock						(1,285)			(1,285)
Balance, December 31, 2009	37	$33,730	149	$15	$76,154	$(49,994)	$(3,818)	$(569)	$55,518

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars and shares in thousands except per share data)

Predecessor Company	Preferred Shares Series A	Preferred Stock Series A	Common Shares	Common Stock	Additional Paid in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	37	$33,730	149	$15	$76,154	$(49,994)	$(3,818)	$(569)	$55,518
Comprehensive loss:
Net loss						(52,805)			(52,805)
Other comprehensive income:
Net market valuation adjustment on securities available for sale							5,896
Add: reclassification adjustment for gains							(2,635)
Other comprehensive loss, net of tax benefit of $523									3,261
Comprehensive income									$(49,544)
Preferred stock discount accretion		572				(572)			-
Stock-based compensation and related tax effect					785				785
Balance, September 30, 2010	37	$34,302	149	$15	$76,939	$(103,371)	$(557)	$(569)	$6,759

Successor Company	Preferred Shares Series B	Preferred Stock Series B	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance, September 30, 2010	70	$70,000	7,149	$715	$107,783	$-	$-	$-	$178,498
Comprehensive loss:
Net income						560			560
Other comprehensive loss:
Net market valuation adjustment on securities available for sale							(2,308)		(2,308)
Comprehensive loss									$(1,748)
Conversion of Preferred Stock, Series B	(70)	(70,000)	4,667	467	69,533				-
Reverse stock split fractional shares			1	0	0				0
Balance, December 31, 2010	-	$-	11,817	$1,182	$177,316	$560	$(2,308)	$-	$176,750

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars and shares in thousands except per share data)

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$560	$(52,805)	$(61,548)	$(20,930)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of acquired loans	(13,334)	-	-	-
Depreciation and amortization	138	3,572	4,516	4,008
Provision for loan losses	402	29,697	42,256	28,239
Deferred income tax benefit (loss)	681	-	10,998	(4,848)
Investment securities net realized gains	-	(2,635)	(5,058)	(1,077)
Net amortization of investment premium/discount	1,731	2,330	2,031	(31)
Write-down of investment securities	-	-	763	6,426
Goodwill impairment	-	-	5,887	-
Stock based compensation	-	785	690	737
(Gain) loss on sale of OREO	-	55	168	(2)
OREO Valuation Adjustments	-	19,116	1,812	-
Loss on sale of indirect auto loans	-	344	-	-
Other	(357)	193	140	(247)
Mortgage loans originated for sale	(22,194)	(56,265)	(60,439)	(42,518)
Proceeds from sales of mortgage loans	18,942	55,383	57,778	46,836
Fees on mortgage loans sold	(449)	(1,218)	(1,105)	(767)
Change in accrued interest receivable and other asset	(1,134)	4,681	1,894	(5,750)
Change in accrued interest payable and other liabilities	(10,022)	6,576	(4,118)	(869)
Net cash provided by (used in) operating activities	(25,036)	9,809	(3,335)	9,207

Cash flows from investing activities:
Purchases of investment securities available for sale	(164,028)	(335,038)	(728,578)	(160,943)
Sales of investment securities available for sale	-	188,601	525,359	51,135
Repayments of principal and maturities of investment securities available for sale	49,824	90,955	209,566	37,696
Acquisition of Naples Capital Advisors business	-	(296)	(148)	(1,378)
Net cash received in acquisition of operations-Riverside Bank of the Gulf Coast	-	-	271,397	-
Net (purchase) sale of FHLB stock	365	749	1,277	(2,843)
Principal repayments on loans, net of loans originated or acquired	24,855	27,168	(30,111)	(117,411)
Purchases of premises and equipment	(319)	(12,629)	(2,760)	(1,041)
Proceeds from sales of loans	-	26,902	3,500	-
Proceeds from sales of OREO	5,932	6,794	4,122	837
Proceeds from disposal of premises, equipment and intangible assets	-	41	51	39
Net cash provided by (used in) investing activities	(83,371)	(6,753)	253,675	(193,909)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	50,260	(107,167)	82,350	(90,211)
Net increase (decrease) in time deposits	(10,739)	97,546	(61,122)	98,890
Net change in brokered time deposits	(314)	(37,365)	(106,577)	77,031
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	3,329	(36,647)	8,116	(6,499)
Net change short term FHLB advances	-	-	(70,000)	70,000
Increase in long term FHLB advances	-	-	-	92,900
Repayment of long term FHLB advances	-	-	(7,900)	(100,000)
Net change in long term repurchase agreements	(10,000)	(20,000)	-	-
Net proceeds from North American Financial Holdings, Inc. Investment	-	162,840	-	-

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars and shares in thousands except per share data)
(Continued)
	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Income tax effect related to stock-based compensation	-	-	(206)	(82)
Net proceeds from issuance costs of preferred stock and common warrants	-	-	(48)	36,992
Net proceeds from issuance of common shares	-	-	-	10,033
Cash dividends paid to preferred shareholders	-	-	(1,285)	(1,677)
Net cash provided by (used in) financing activities	32,536	59,207	(156,672)	187,377

Net increase(decrease) in cash and cash equivalents	(75,871)	62,263	93,668	2,675
Cash and cash equivalents at beginning of period	229,665	167,402	73,734	71,059
Cash and cash equivalents at end of period	$153,794	$229,665	$167,402	$73,734

Supplemental disclosures of cash paid:
Interest	$4,578	$16,303	$38,291	$44,504
Income taxes	-	-	-	125

Supplemental disclosures of non-cash transactions:
Financing of sale of premises and equipment to third parties	$-	$-	$-	$60
Fair value of noncash assets acquired	-	-	49,193	1,416
Fair value of liabilities assumed	-	-	320,594	40
Transfer of loans to OREO	1,992	35,007	27,547	6,961
Transfer of OREO to Premises and Equipment	-	-	2,941	2,391
Exchange of Preferred Series A for common shares issued in NAFH Investment	-	12,160	-	-

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 1—Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

TIB Financial Corp. is a bank holding company headquartered in Naples, Florida, whose business is conducted primarily through our wholly-owned subsidiaries, TIB Bank (the “Bank) and Naples Capital Advisors, Inc.  Together with its subsidiaries, TIB Financial Corp. (collectively the “Company”) has a total of twenty-seven full service banking offices.  On February 13, 2009, TIB Bank acquired the deposits (excluding brokered deposits), branch office operations and certain assets from the FDIC as receiver of the former Riverside Bank of the Gulf Coast (“Riverside”).  On September 25, 2009, The Bank of Venice, acquired by the Company in April 2007, was merged into TIB Bank. The consolidated financial statements include the accounts of TIB Financial Corp. (Parent Company) and its wholly-owned subsidiaries, TIB Bank and subsidiaries, and Naples Capital Advisors, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.  Additionally, TIBFL Statutory Trust I, TIBFL Statutory Trust II and TIBFL Statutory Trust III were formed in conjunction with the issuance of trust preferred securities as further discussed in Note 11. The Company is not considered the primary beneficiary of the trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s consolidated financial statements, but rather the subordinate debentures are presented as a liability.

TIB Bank is the Company’s primary operating subsidiary. The Bank provides banking services from its twenty-seven branch locations in Monroe, Miami-Dade, Collier, Lee, and Sarasota counties, Florida.  The Bank offers a wide range of commercial and retail banking and financial services to businesses and individuals. Account services include checking, interest-bearing checking, money market, certificates of deposit and individual retirement accounts.  The Bank offers all types of commercial loans, including: owner-operated commercial real estate; acquisition, development and construction; income-producing properties; working capital; inventory and receivable facilities; and equipment loans.  Consumer loan products include residential real estate, installment loans, home equity, home equity lines, and indirect auto loans.

Share and per share amounts have been adjusted to account for the effects of six one percent stock dividends declared by the Board of Directors during 2008 and 2009 which were distributed July 17, 2008, October 10, 2008, January 10, 2009, April 10, 2009, July 10, 2009 and October 10, 2009 to all TIB Financial Corp. common shareholders of record as of July 7, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, respectively and the effects of the 1 for 100 reverse stock split effective after the close of business on December 15, 2010. As a result of the reverse stock split, every 100 shares of the Company’s common stock issued and outstanding immediately prior to the effective time were combined and reclassified into 1 share of common stock.

North American Financial Holdings, Inc. Investment

           On September 30, 2010, (the “Transaction Date”) the Company completed the issuance and sale to North American Financial Holdings, Inc. (“NAFH”) of 7,000 shares of common stock, 70 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000 (the “Investment”).  The consideration was comprised of approximately $162,840 in cash and approximately $12,160 in the form of a contribution to the Company of all 37 outstanding shares of Series A Preferred Stock previously issued to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock, which NAFH purchased directly from the Treasury.  The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding.  The 70 shares of Series B Preferred Stock received by NAFH converted into an aggregate of 4,667 shares of common stock following shareholder approval of an amendment to increase the number of authorized shares of common stock to 50,000.  The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share.

As a result of the Investment, pursuant to which NAFH acquired approximately 99% (which has subsequently been reduced to approximately 94% as a result of the Rights Offering) of the voting securities of the Company, the Company followed the acquisition method of accounting as required by the Business Combinations Topic of the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).  Under the rules of the SEC Staff Accounting Bulletin Topic 5J, New Basis of Accounting Required in Certain Circumstances (“SEC SAB T. 5J”) the application of “push down” accounting is required.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

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

Pursuant to the Investment Agreement, shareholders as of July 12, 2010 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $15.00 per share, subject to certain limitations.  Approximately 533 shares of the Company’s common stock were issued in exchange for approximately $7,776 upon completion of the Rights Offering on January 18, 2011.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Loans Held for Sale

The majority of residential fixed rate mortgage loans originated by TIB Bank are sold servicing released to third parties immediately with temporary recourse provisions. The recourse provisions may require the repurchase of the outstanding balance of loans which default within a limited period of time subsequent to the sale of the loan. The recourse periods vary by investor and extend up to seven months subsequent to the sale of the loan.  All fees are recognized as income at the time of the sale. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. TIB Bank has not historically experienced significant losses resulting from the recourse provisions described above. Accordingly, management believes that no such provision or allowance is necessary as of December 31, 2010.

Loans Held for Investment

Loans held for investment are reported at the principal amounts outstanding, net of unamortized purchase discount or premium, nonrefundable loan fees and related direct loan origination costs. Unearned income and deferred net fees, costs, purchase premiums or discounts related to loans held for investment are recognized in interest income on an effective yield basis over the contractual loan term.

Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or, for commercial and agricultural, construction and vacant land, farmland and commercial mortgage loans, such loans have become contractually past due 90 days with respect to principal or interest. Home equity loans and residential real estate loans are placed on nonaccrual when these loans are delinquent 90 days or more, or in foreclosure. Indirect auto loans and other consumer loans are placed on nonaccrual when these loans are delinquent 90 days or more. These loans are charged off or written down to their net realizable value when delinquency reaches 120 days. For commercial and agricultural, construction and vacant land, farmland and commercial mortgage loans, interest accruals are also continued for loans that are both well-secured and in the process of collection. For this purpose, loans are considered well-secured if they are collateralized by property having a net realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially responsible and willing party. Loans are considered "in the process of collection" if collection is proceeding in due course either through legal action or other actions that are reasonably expected to result in the prompt repayment of the debt or in its restoration to current status. For all loans, past due status is determined based on the contractual terms of the loan and the actual number of days since the due date of the earliest unpaid payment.

When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period operating results. When full collection of the outstanding principal balance is in doubt, subsequent payments received are first applied to unpaid principal and then to uncollected interest. A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and interest, and, in management's judgment, such loan is considered to be fully collectible on a timely basis. However, the Company's policy also allows management to continue the recognition of interest income on certain commercial and agricultural, construction and vacant land, farmland and commercial mortgage loans placed on nonaccrual status. This portion of the nonaccrual portfolio is referred to as "Cash Basis Nonaccrual" loans. This policy only applies to loans that are well-secured and in management's judgment are considered to be fully collectible but the timely collection of payments is in doubt. Although the accrual of interest is suspended, interest income is recognized as it is received.

A troubled debt restructuring is a restructuring of a loan in which a concession is granted to a borrower experiencing financial difficulty. A loan is accounted for as a troubled debt restructured loan (“TDR”) if the Company, for reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise grant. A TDR typically involves a modification of terms such as a reduction of the interest rate below the current market rate for a loan with similar risk characteristics or the waiving of certain financial loan covenants without corresponding offsetting compensation or additional support. The Company measures the impairment loss of a TDR using the methodology for individually impaired loans.

Purchased Credit-Impaired Loans

Loans acquired in a transfer, including business combinations and transactions similar to the Investment, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired (“PCI”) loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.

Subsequent to acquisition, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. If the Company has probable decreases in cash flows expected to be collected (other than due to decreases in interest rate indices), the Company charges the provision for credit losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans. The impact of changes in variable interest rates are recognized prospectively as adjustments to interest income. The accounting pools of acquired loans are defined as of the date of acquisition of a portfolio of loans and are comprised of groups of loans with similar collateral types and credit risk.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses incurred in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formulaic allowance and the specific allowance for impaired loans. Management develops and documents its systematic methodology for determining the allowance for loan losses by first dividing its portfolio into segments—commercial mortgage, residential mortgage, construction and vacant land, commercial and agricultural, indirect auto, home equity and other consumer loans. The Company furthers divides the portfolio segments into classes based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk. The classes for the Company are as follows:

•	Commercial real estate mortgage – owner occupied, office building, hotel or motel, guest houses, retail, multi-family, and other;
·	Residential mortgage – primary residence, second residence and investment;

•	Land, lot and construction;

•	Consumer;

•	Indirect auto – prime and sub-prime; and

•	Home equity

The allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. The Company derives the loss factors for all segments from pooled loan loss factors.  Such pooled loan loss factors (for loans not individually graded) are based on expected net charge off ranges.

Loan loss factors, which are used in determining the allowance, are adjusted quarterly primarily based upon the changes in the level of historical net charge offs and parameter updates by management. Management estimates probable incurred losses in the portfolio based on a historical loss look-back period. The look-back period is representative of management’s expectations of relevant historical loss experience. Based upon the Company's evaluation process, management believes that the look-back period is generally eight quarters.

Furthermore, based on management's judgment, the Company's methodology permits adjustments to any loss factor used in the computation of the allowance for significant factors, which affect the collectability of the portfolio as of the evaluation date, but are not reflected in the loss factors. By assessing the probable estimated incurred losses in the loan portfolio on a quarterly basis, management is able to adjust specific and inherent loss estimates based upon the most recent information that has become available. This includes changing the number of periods that are included in the calculation of the loss factors and adjusting qualitative factors to be representative of the economic cycle that management expects will impact the portfolio. Updates of the loss confirmation period are done when significant events cause management to reexamine data.

At December 31, 2010, substantially all of the Company's loans are purchased credit-impaired loans. Estimates of cash flows expected to be collected for purchased credit-impaired loans are updated each reporting period. If the Company has probable decreases in expected cash flows to be collected after acquisition, the Company charges the provision for loan losses and establishes an allowance for loan losses.

The Company individually evaluates for impairment larger nonaccruing commercial and agricultural, construction and vacant land, farmland and commercial mortgage loans. Residential mortgage and consumer loans are not individually evaluated for impairment unless they exceed $500 in recorded investment or represent troubled debt restructurings. Loans are considered impaired when the individual evaluation of current information regarding the borrower's financial condition, loan collateral, and cash flows indicates that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the present value of expected future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer, indirect auto and residential mortgage loans, which are evaluated on a pool basis. The Company's policy for recognition of interest income, charge offs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

Significant risk characteristics considered in estimating the allowance for credit losses include the following:

•	Commercial and agricultural—industry specific economic trends and individual borrower financial condition
•
Construction and vacant land, farmland and commercial mortgage loans—type of property (i.e., residential, commercial, industrial) and geographic concentrations and risks and individual borrower financial condition

•	Residential mortgage, indirect auto and consumer—historical and expected future charge-offs, borrower's credit, property collateral, and loan characteristics

Loans are charged off in whole or in part when they are considered to be uncollectible. For commercial and agricultural, construction and vacant land, farmland and commercial mortgage loans, they are generally considered uncollectible based on an evaluation of borrower financial condition as well as the value of any collateral. For residential mortgage and consumer loans, this is generally based on past due status as discussed above, as well as an evaluation of borrower creditworthiness and the value of any collateral. Recoveries of amounts previously charged off are recorded as a recovery to the allowance for loan losses.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The predecessor company will file a consolidated Federal and Florida income tax return for the period ended September 30, 2010.  The successor company will be included in NAFH’s consolidated Federal income tax return for the short period ended December 31, 2010 and will file a separate Florida income tax return for the short period ended December 31, 2010.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

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

Effective December 15, 2010, the Company completed a reverse stock split of the Company’s issued and outstanding common stock at a ratio of 1:100.  The number of authorized shares of common stock was correspondingly adjusted from 5,000,000,000 shares to 50,000,000 shares.  As a result of the reverse stock split, every 100 shares of the Company’s common stock issued and outstanding immediately prior to the effective time were combined and reclassified into 1 share of common stock.  Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.

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

Earnings (loss) per share have been computed based the following for the periods ended:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Weighted average number of common shares outstanding:
Basic	11,817	149	148	145
Dilutive effect of options outstanding	-	-	-	-
Dilutive effect of restricted shares	-	-	-	-
Dilutive effect of warrants outstanding	6,503	-	-	-
Diluted	18,320	149	148	145

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Anti-dilutive stock options	8	8	7	7
Anti-dilutive restricted stock awards	-	0	1	1
Anti-dilutive warrants	13	24	24	11

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates include uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-1, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, to amend FASB Accounting Standards Codification (“ASC”) Topic 320, Receivables. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to amend ASC Topic 805, Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Management does not believe that adoption of this update will have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to amend ASC Topic 320, Receivables. The amendments in this update are intended to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, to amend ASC Topic 320, Receivables. The amendments in this update provide that for acquired troubled loans which meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment. The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments were effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, to amend ASC Topic 855, Subsequent Events. The amendments in this update removed the requirement to disclose the date through which subsequent events have been evaluated and became effective immediately upon issuance. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)
Note 2—Business Combinations

NAFH Investment

On September 30, 2010, the Company issued and sold to NAFH 7,000 shares of Common Stock, 70 shares of Series B Preferred Stock and a warrant to purchase up to 11,667 shares of Common Stock of the Company for aggregate consideration of $175,000. The consideration was comprised of approximately $162,840 in cash and approximately $12,160 in the form of contribution to the Company of all 37 shares of preferred stock issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock which NAFH purchased directly from the Treasury.

Immediately following the Investment, NAFH controlled 98.7% of the voting securities of the Company (which has been subsequently reduced to approximately 94% as a result of the Rights Offering) and followed the acquisition method of accounting and applied “acquisition accounting.”  Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill.  As part of the valuation, intangible assets were identified and a fair value was determined as required by the accounting guidance for business combinations.  Accounting guidance also requires the application of “push down accounting,” whereby the adjustments of assets and liabilities to fair value and the resultant goodwill are shown in the financial statements of the acquiree.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The methodology used to obtain the fair values to apply acquisition accounting is described in Note 19, “Fair Value Measurements of Financial Instruments” of these Consolidated Financial Statements. The following table summarizes the Investment Transaction:

	Originally Reported September 30, 2010	Measurement Period Adjustments	September 30, 2010
Fair value of assets acquired:
Cash and cash equivalents	$229,665	$-	$229,665
Securities available for sale	309,386	(66)	309,320
Loans	1,000,544	17,298	1,017,842
Goodwill and intangible assets, net	81,440	(39,671)	41,769
Other assets	119,856	18,731	138,587
Total assets acquired	$1,740,891	(3,708)	$1,737,183

Fair value of liabilities assumed:
Deposits	$1,331,149	(3,486)	$1,327,663
Long-term debt and other borrowings	210,438	(1,655)	208,783
Other liabilities	22,239	-	22,239
Total liabilities assumed	$1,563,826	(5,141)	$1,558,685

Net assets	177,065	1,433	178,498
Less: Non-controlling interest at fair value	5,955	-	5,955
	$171,110	1,433	$172,543

Underwriting, due diligence and legal costs	3,890	(1,433)	2,457

Purchase consideration	$175,000	$-	$175,000

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

A summary and description of the assets, liabilities and non-controlling interests fair valued in conjunction with applying the acquisition method of accounting is as follows:

Cash and cash equivalents

The cash and cash equivalents of $229,665 held at the Transaction Date approximated the fair value on the Transaction Date and did not require a fair value adjustment.

Investment securities

Investment securities are reported at fair value and were $309,320 on the Transaction Date.  To account for the NAFH Investment, the unamortized premium and discounts were recognized as acquisition accounting adjustments and the unrealized gain or loss on investment securities became the new premium or discount for each security held by the Company.

The fair value of the investment securities is primarily based on values obtained from third parties which are based on recent activity for the same or similar securities.  Before the Transaction Date, the investment securities portfolio had a book value of $310,316 and a fair value of $309,320.  The difference between the fair value and the current par value was recorded as the new premium or discount on a security by security basis.

Loans

All loans in the loan portfolio at the Transaction Date were evaluated and a fair value of $1,017,842 was assigned in accordance with the accounting guidance for receivables. All loans were considered to be purchase credit impaired loans or “PCI loans” with the exception of revolving lines of credit, loans collateralized by cash deposits and other types of loans with no real credit risk.  The revolving lines of credit were also evaluated but are not considered PCI loans. A summary of the valuation for the PCI loans is in Note 5, “Loans” of these Consolidated Financial Statements.

Goodwill and intangible assets

As disclosed above, the excess of purchase consideration over the net assets being reported at fair value is the goodwill. The goodwill represents the value of the Company’s total franchise. This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill.  Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes. The intangible assets identified as part of the valuation of the NAFH Investment were Core Deposit Intangibles (“CDI”), Customer Relationship Intangibles (“CRI”) and Trade Names. All of the identified intangible assets are amortized as a non-interest expense over their estimated lives, except the TIB Bank and Naples Capital Advisors trade names.

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

The value of the CRI is based on the present value of future cash flows arising from the management of investment accounts of customers generated from Naples Capital Advisors, Inc. based on the assets under management at September 30, 2010. The valuation of this intangible asset involves three steps: determining the useful life of the intangible asset, determining the resulting cash flows of the intangible and determining the discount rate.

The assets under management as of the Transaction Date were approximately $184,489.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

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

Other Assets

A majority of the other assets held by the Company did not have a fair value adjustment as part of the purchase accounting since their carrying value approximated fair value such as accrued interest receivable. It was not practicable to determine the fair value of FHLB and IBB stock due to restrictions placed on their transferability. The most significant other asset impacted by the application of the acquisition method of accounting was the recognition of a net deferred tax asset of $19,262. The net deferred tax asset is primarily related to the recognition of differences between certain tax and book bases of assets and liabilities related to the acquisition method of accounting, including the fair value adjustments discussed elsewhere in this section, along with Federal and state net operating losses that the Company deemed realizable as of the acquisition date.

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

Certificates of deposit liabilities had a fair value of $730,034 as of September 30, 2010, compared to a carrying value of $724,899 for an amortizable premium of $5,135.  Brokered Deposit liabilities had a fair value of $11,054 as of September 30, 2010 compared to a carrying value of $10,836 for an amortizable premium of $217. CDARs liabilities had a fair value of $9,453 as of September 30, 2010, compared to a carrying value of $9,363 million for an amortizable premium of $90. The Company will amortize these premiums into income as a reduction of interest expense on a level-yield basis over the weighted average term.

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

Securities sold under agreements to repurchase on a long-term basis had a fair value of $10,063 as of September 30, 2010, compared to a carrying value of $10,000 for an amortizable premium of $63. The carrying values of Commercial customer repurchase agreements of $43,244 and Treasury tax and loan deposits of $584 approximated their fair values due to their short-term nature.

The trust preferred securities had a fair value of $22,815 as of September 30, 2010 compared to a book value of $33,000 for a net accretable discount of $10,185.  The premium will be amortized and the discount will be accreted into income as a reduction of interest expense and an increase to interest expense on a level yield bases over the contractual terms, respectively.

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

Non-Controlling Interest

In determining the estimated fair value of the non-controlling interest, the Company utilized the market valuation of its common stock as part of the purchase accounting as of September 30, 2010.

Transaction Expenses

As required by the Investment Agreement, the Company reimbursed certain transaction-related third party due diligence, valuation and legal costs of approximately $2,457 which were recorded as a reduction of the $175,000 of proceeds received from the issuance of preferred and common shares.

There were no indemnification assets identified in this business combination, nor were there any contingent consideration assets or liabilities to be recognized.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

 Note 3—Cash and Due From Banks

Cash on hand or on deposit with the Federal Reserve Bank of $2,393 and $3,682 was required to meet regulatory reserve and clearing requirements at December 31, 2010 and 2009, respectively. Balances on deposit at the Federal Reserve Bank did not earn interest prior to October 19, 2008; subsequently they became interest bearing. The total on deposit was approximately $130,946 and $147,709 at December 31, 2010 and 2009, respectively.

The Bank maintains an interest bearing account at the Federal Home Loan Bank of Atlanta.  The total on deposit was approximately $638 and $52 at December 31, 2010 and 2009, respectively.

Note 4—Investment Securities
The amortized cost, estimated fair value, and the related gross unrealized gains and losses recognized in accumulated other comprehensive income of investment securities available for sale at December 31, 2010 and December 31, 2009 are presented below:

December 31, 2010 (Successor Company)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$40,980	$15	$296	$40,699
States and political subdivisions—tax exempt	3,082	2	25	3,059
States and political subdivision—taxable	2,308	-	151	2,157
Marketable equity securities	102	-	28	74
Mortgage-backed securities - residential	372,409	946	4,152	369,203
Corporate bonds	2,104	1	0	2,105
Collateralized debt obligations	807	-	12	795
	$421,792	$964	$4,664	$418,092

December 31, 2009 (Predecessor Company)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$29,232	$24	$84	$29,172
States and political subdivisions—tax exempt	7,754	307	-	8,061
States and political subdivision—taxable	2,313	-	101	2,212
Marketable equity securities	12	-	4	8
Mortgage-backed securities - residential	207,344	2,083	1,312	208,115
Corporate bonds	2,878	-	866	2,012
Collateralized debt obligations	4,996	-	4,237	759
	$254,529	$2,414	$6,604	$250,339

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
December 31, 2010 (Successor Company)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$14,304	$296	-	-	$14,304	$296
States and political subdivisions—tax exempt	2,458	25		-	2,458	25
States and political subdivisions—taxable	2,157	151	-	-	2,157	151
Marketable equity securities	74	28	-	-	74	28
Mortgage-backed securities – residential	213,153	4,152	-	-	213,153	4,152
Corporate bonds	-	-	-	-	-	-
Collateralized debt obligations	795	12	-	-	795	12
Total temporarily impaired	$232,941	$4,664	$-	$-	$232,941	$4,664

	Less than 12 Months		12 Months or Longer		Total
December 31, 2009 (Predecessor Company)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$5,034	$84	$-	$-	$5,034	$84
States and political subdivisions—tax exempt	-	-	275	-	275	-
States and political subdivisions-taxable	-	-	2,212	101	2,212	101
Marketable equity securities	8	4	-	-	8	4
Mortgage-backed securities – residential	98,746	1,206	10,542	106	109,288	1,312
Corporate bonds	-	-	2,012	866	2,012	866
Collateralized debt obligations	-	-	759	4,237	759	4,237
Total temporarily impaired	$103,788	$1,294	$15,800	$5,310	$119,588	$6,640

As of December 31, 2010, the Company’s security portfolio consisted of 62 securities, 37 of which were in an unrealized loss position.  The majority of unrealized losses are related to the Company’s mortgage-backed securities.

The mortgage-backed securities in an unrealized loss position at December 31, 2010, were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The table below presents a rollforward of the credit losses recognized in earnings for the period from April 1, 2009 (the effective date of ASC 325-40 which requires the recognition of unrealized credit losses determined as a result of other than temporary impairment charges through the income statement and the unrealized losses related to all other factors through accumulated other comprehensive income) through December 31, 2010:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance, beginning of period	$-	$9,996	$9,256
Additions/Subtractions
Credit losses recognized during the period	-	-	740
Balance, end of period	$-	$9,996	$9,996

The estimated fair value of investment securities available for sale at December 31, 2010, by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Successor Company	December 31, 2010
Due in one year or less	$276
Due after one year through five years	18,409
Due after five years through ten years	17,874
Due after ten years	12,256
Marketable equity securities	74
Mortgage-backed securities	369,203
$418,092

At December 31, 2010, securities with a fair value of approximately $38,363 are subject to call during 2011.

Sales of available for sale securities were as follows:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Proceeds	$-	$188,601	$525,359	$51,135
Gross gains	-	2,635	5,003	1,217
Gross losses	-	0	6	140

For the nine months ended September 30, 2010 and year ended 2009, no associated tax expense was recorded due to the net loss for the periods and a full valuation allowance against deferred income taxes that was recorded which is discussed in greater detail in Note 12. The tax expense related to net realized gains was $405 during 2008.

Maturities, principal repayments, and calls of investment securities available for sale were as follows: $49,824 for the three months ended December 31, 2010 (Successor Company); $90,955 for the nine months ended September 30, 2010 Predecessor Company); and $209,566, and $37,696 for the years ended 2009 and 2008 (Predecessor Company), respectively.  Net gains realized from calls and mandatory redemptions of securities during the three months ended December 31, 2010 (Successor Company) was $0,  for the nine months ended September 30, 2010 and years ended 2009 and 2008  (Predecessor Company) were $0, $61, and $72, respectively.

Investment securities having carrying values of approximately $110,408 and $207,353 at December 31, 2010 and 2009, respectively, were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 5—Loans

Major classifications of loans are as follows:

	Successor Company	Predecessor Company
December 31,	2010	2009
Real estate mortgage loans:
Commercial	$600,372	$680,409
Residential	225,850	236,945
Farmland	12,083	13,866
Construction and vacant land	38,956	97,424
Commercial and agricultural loans	60,642	69,246
Indirect auto loans	28,038	50,137
Home equity loans	29,658	37,947
Other consumer loans	8,730	10,190
Total loans	1,004,329	1,196,164

Net deferred loan costs	301	1,352
Loans, net of deferred loan costs	$1,004,630	$1,197,516

Activity in the allowance for loan losses is as follows:

	Successor Company	Predecessor Company
	Three Months Ended December 31,2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance, beginning of period	$-	$29,083	$23,783	$14,973
Provision for loan losses charged to expense	402	29,697	42,256	28,239
Loans charged off	-	(27,432)	(37,266)	(19,509)
Recoveries of loans previously charged off	-	1,058	310	80
Balance, end of period predecessor company	$-	$32,406	$29,083	$23,783

Acquisition accounting adjustment	-	(32,046)	-	-
Balance, end of period successor company	$402	$-	$-	$-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Successor Company

Purchased credit-impaired loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

Contractually required payments including interest of PCI loans acquired during the three months ended December 31, 2010	$1,335,327
Nonaccretable difference	(84,691)
Cash flows expected to be collected at acquisition	1,250,636
Accretable yield	(276,715)
Fair value of acquired loans at acquisition	$973,921

Accretable yield, or income expected to be collected, related to purchased credit-impaired loans is as follows:

Three Months Ended December 31, 2010
Balance, beginning of period	$276,715
New loans purchased	-
Accretion of income	(13,334)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance, end of period	$263,381

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	Allowance for loan losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit-Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit-Impaired
Real estate mortgage loans:
Commercial	$-	$7	$-	$-	$552	$599,820
Residential	-	164	-	-	11,868	213,983
Farmland	-	-	-	-	-	12,083
Construction and vacant land	-	-	-	-	-	38,956
Commercial and agricultural	-	24	-	-	4,901	55,740
Indirect auto loans	-	184	-	-	6,295	21,744
Home equity loans	-	14	-	-	25,305	4,353
Other consumer loans	-	9	-	-	5,546	3,183
Total loans	$-	$402	$-	$-	$54,467	$949,862

(1)
Loans collectively evaluated for impairment include $24,395 of acquired home equity loans, $3,269 of commercial and agricultural loans and $4,935 of other consumer loans which are presented net of unamortized purchase discounts of $(897), (61), and (46), respectively.

There were no loans individually evaluated for impairment at December 31, 2010 or during the three months ended December 31, 2010, due to substantially all loans being accounted for as purchase credit-impaired loans as a result of the NAFH Investment.  No allowance for loan losses was recorded for those purchased credit-impaired loans disclosed above during the three months ended December 31, 2010.

The following table presents the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2010 by class of loans:

Non-purchased credit impaired loans	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Nonaccrual	Total
Real estate mortgage loans:
Owner occupied commercial	$-	$-	$-	$-
Office building	-	-	-	-
Hotel/motel	-	-	-	-
Guest houses	-	-	-	-
Retail	-	-	-	-
Multi-family	-	-	-	-
Other commercial	-	-	-	-
Primary residential	-	-	-	-
Secondary residential	-	-	-	-
Investment residential	-	-	-	-
Farmland	-	-	-	-
Land, lot and construction	-	-	-	-
Acquired commercial and agricultural	121	-	-	121
Prime indirect auto loans	-	-	-	-
Sub-prime indirect auto loans	-	-	-	-
Acquired home equity loans	405	636	-	1,041
Acquired other consumer loans	15	-	-	15
Total loans	$541	$636	$-	$1,177

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Purchased credit impaired loans	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Nonaccrual	Total
Real estate mortgage loans:
Owner occupied commercial	$3,027	$31,043	$-	$-
Office building	-	2,184	-	-
Hotel/motel	4,794	3,812	-	-
Guest houses	3,873	-	-	-
Retail	-	1,989	-	-
Multi-family	-	-	-	-
Other commercial	992	6,953	-	-
Primary residential	-	-	-	-
Secondary residential	235	507	-	-
Investment residential	-	1,146	-	-
Farmland	-	942	-	-
Land, lot and construction	1,777	6,433	-	-
Commercial and agricultural	1,175	402	-	-
Prime indirect auto loans	229	100	-	-
Sub-prime indirect auto loans	745	146	-	-
Home equity loans	-	-	-	-
Other consumer loans	22	44	-	-
Total loans	$16,869	$55,701	$-	$-

Purchased credit-impaired loans are not classified as nonaccrual as they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments.

There were no troubled debt restructurings as of December 31, 2010.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a monthly basis.  The Company uses the following definitions for risk ratings:

•	Pass – These loans range from superior quality with minimal credit risk to loans requiring heightened management attention but that are still an acceptable risk and continue to perform as contracted.

•
Special Mention – Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

•
Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•
Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate mortgage loans:
Owner occupied commercial	$351	$-	$-	$-	$351
Office building	31	-	-	-	31
Hotel/motel	-	-	-	-	-
Guest houses	-	-	-	-	-
Retail	-	-	-	-	-
Multi-family	-	-	-	-	-
Other commercial	170	-	-	-	170
Primary residential	4,441	-	-	-	4,441
Secondary residential	3,056	-	-	-	3,056
Investment residential	4,371	-	-	-	4,371
Farmland	-	-	-	-	-
Land, lot and construction	-	-	-	-	-
Commercial and agricultural	4,901	-	-	-	4,901
Prime indirect auto loans	6,213	-	-	-	6,213
Sub-prime indirect auto loans	82	-	-	-	82
Home equity loans	24,090	78	1,137	-	25,305
Other consumer loans	5,459	-	87	-	5,546
Total loans	$53,165	$78	$1,224	$-	$54,467

Predecessor Company

Impaired loans as of December 31, 2009 were as follows:

Predecessor Company
2009
Year end loans with no specifically allocated allowance for loan losses	$60,629
Year end loans with allocated allowance for loan losses	87,823
Total	$148,452
Amount of the allowance for loan losses allocated to impaired loans	$9,040

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

Predecessor Company
2009
Nonaccrual loans	$72,833
Loans past due over 90 days still on accrual or accreting	-

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 6—Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

	Successor Company	Predecessor Company
December 31,	2010	2009	Estimated Useful Life
Land	$13,891	$12,955
Buildings and leasehold improvements	25,133	29,376	3 to 40 years
Furniture, fixtures and equipment	4,597	16,044	1 to 40 years
Construction in progress	259	1,824
	43,880	60,199
Less accumulated depreciation	(727)	(19,377)
Premises and equipment, net	$43,153	$40,822

Depreciation expense for the Successor Company in the three months ended December 31, 2010 was $727, and depreciation expense for the Predecessor Company in the nine months ended September 30, 2010 and for the years ended December 31, 2009 and 2008, was $2,363, $3,085, and $3,355, respectively.

The Bank is obligated under operating leases for office and banking premises which expire in periods varying from one to twenty years.  Future minimum lease payments, before considering renewal options that generally are present, are as follows at December 31, 2010:

Years Ending December 31,	Successor Company
2011	$792
2012	460
2013	260
2014	257
2015	260
Thereafter	1,544
$3,573

Rental expense for the Successor Company in the three months ended December 31, 2010 was $250, and rental expense for the Predecessor Company in the nine months ended September 30, 2010 and for the years ended December 31, 2009 and 2008, was $821, $1,615, and $1,422, respectively.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 7—Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the Successor Company three months ended December 31, 2010, and for the Predecessor Company nine months ended September 30, 2010 and years ended December 31, 2009 and 2008 are as follows:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Balance at beginning of period	$29,999	$622	$5,160	$4,686
Goodwill associated with the acquisition of Naples Capital Advisors, Inc.	-	296	148	474
Goodwill associated with the acquisition of Riverside Bank of the Gulf Coast	-	-	1,201	-
Goodwill impairment	-	-	(5,887)	-
Balance at end of period	$29,999	918	622	5,160
Less: Elimination of Predecessor Company goodwill		(918)
Successor company balance before application of acquisition method of accounting		$-

Successor Company

NAFH acquired the voting securities of the Company immediately following its Investment and followed the acquisition method of accounting and applied “acquisition accounting”.  Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported at fair value is the goodwill.  This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill.  Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes.

Predecessor Company

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Intangible assets consist of the following:

	Successor Company			Predecessor Company
	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Core deposit intangible	$7,500	$187	$7,313	$8,733	$2,826	$5,907
Customer relationship intangible	3,500	88	3,412	1,095	382	713
Trade Name and Other	770	89	681	57	10	47
Total	$11,770	$364	$11,406	$9,885	$3,218	$6,667

As disclosed above, the intangible assets identified as part of the valuation of the NAFH Investment were Core Deposit Intangibles, Customer Relationship Intangibles and Trade Names.  All of the identified intangible assets are amortized as a non-interest expense over their estimated lives, except the TIB Bank and Naples Capital Advisors Trade Names.

Aggregate intangible asset amortization expense was $364 for the three months ended December 31, 2010 (Successor Company) and $1,168, $1,431, and $653 for the nine months ended September 30, 2010, and year ended 2009, and 2008 (Predecessor Company), respectively.

Estimated amortization expense for each of the next five years is as follows:

Years Ending December 31,	Successor Company
2011	$1,455
2012	1,366
2013	1,100
2014	1,100
2015	1,100

Note 8— Other Real Estate Owned

Activity in other real estate owned is as follows:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance beginning of period	$29,531	$21,352	$4,323
Real estate acquired	1,992	35,007	27,547
Changes in valuation reserve	-	(19,171)	(1,980)
Property sold	(5,932)	(6,794)	(5,934
Transfer to facilities used in operations	-	-	(2,941)
Other	82	137	337
Predecessor Company Balance, end of period		$30,531	$21,352
Successor Company acquisition accounting adjustment		(1,000)
Balance end of period	$25,673	$29,531

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 9—Time Deposits

Time deposits of $100 or more were $359,869 and $288,021 at December 31, 2010 (Successor Company) and 2009 (Predecessor Company), respectively.

At December 31, 2010, the scheduled maturities of time deposits are as follows:

Years Ending December 31,	Successor Company
2011	$510,862
2012	140,347
2013	44,069
2014	2,502
2015	21,226
$719,006

Note 10—Short-Term Borrowings and Federal Home Loan Bank Advances

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and a Treasury, tax and loan note option.

As of December 31, 2010, the Bank had an unsecured overnight federal funds purchased with a maximum accommodation of $30,000 from a correspondent bank. Additionally, the Bank has agreements with various financial institutions under which securities can be sold under agreements to repurchase.  TIB Bank also has securities sold under agreements to repurchase with commercial account holders whereby TIB Bank sweeps the customer’s accounts on a daily basis and pays interest on these amounts. These agreements are collateralized by investment securities chosen by TIB Bank.

The Bank accepts Treasury, tax and loan deposits from certain commercial depositors and remits these deposits to the appropriate government authorities. TIB Bank can hold up to $1,700 of these deposits more than a day under a note option agreement with its regional Federal Reserve Bank and pays interest on those funds held. TIB Bank pledges certain investment securities against this account.

As of December 31, 2010, collateral availability under our agreement with the Federal Reserve Bank of Atlanta (“FRB”) provided for up to approximately $39,653 of borrowing availability from the FRB discount window.

The Bank invests in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported on the most recent quarterly financial information submitted to the regulators subject to the pledging of sufficient collateral.  In February 2011, the Federal Home Loan Bank notified the Bank that the credit availability has been re-established with no restriction to term of the borrowing. At December 31, 2010 (Successor Company), in addition to $25,150 in letters of credit used in lieu of pledging securities to the State of Florida, there was $125,000 in advances outstanding with a carrying value of $131,116. At December 31, 2009 (Predecessor Company), the amount of outstanding advances was $125,000.  Advances outstanding at December 31, 2010 consist of:

	Successor Company
Carrying Amount	Contractual Outstanding Amount	Issuance Date	Maturity Date	Repricing Frequency	Contractual Rate at December 31, 2010
$53,502	$50,000	April 2008	April 2013 (a)	Fixed	3.80%
51,790	50,000	December 2006	December 2011 (a)	Fixed	4.18%
10,586	10,000	September 2007	September 2012 (a)	Fixed	4.05%
10,009	10,000	March 2010	March 2011	Fixed	0.61%
5,229	5,000	March 2007	March 2012 (a)	Fixed	4.29%
$131,116	$125,000

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The Bank’s collateral with the FHLB consists of a blanket floating lien pledge of the Bank’s residential 1-4 family mortgage and commercial real estate secured loans.  The amount of eligible collateral at December 31, 2010 was $187,722.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and FHLB advances:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Federal funds purchased:
Balance:
Average daily outstanding	$-	$-	$68
Year-end outstanding	-	-	-
Maximum month-end outstanding	-	-	-
Rate:
Weighted average	N/A	N/A	0.7%
Weighted average interest rate	N/A	N/A	N/A

Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$42,834	$64,706	$71,073
Year-end outstanding	45,430	43,245	78,893
Maximum month-end outstanding	45,430	73,476	83,610
Rate:
Weighted average	0.1%	0.1%	0.1%
Weighted average interest rate	0.1%	0.1%	0.1%

Treasury, tax and loan note option:
Balance:
Average daily outstanding	$928	$1,184	$1,001
Year-end outstanding	1,728	584	1,582
Maximum month-end outstanding	1,728	1,749	1,760
Rate:
Weighted average	0.0%	0.0%	0.0%
Weighted average interest rate	0.0%	0.0%	0.0%

Advances from the Federal Home Loan Bank-Short Term:
Balance:
Average daily outstanding	$-	$-	$14,842
Year-end outstanding	-	-	-
Maximum month-end outstanding	-	-	76,650
Rate:
Weighted average	-	-	0.8%
Weighted average interest rate	N/A	N/A	N/A

Advances from the Federal Home Loan Bank-Long Term:
Balance:
Average daily outstanding	$131,740	$125,000	$125,599
Year-end outstanding	131,116	125,000	125,000
Maximum month-end outstanding	131,757	125,000	126,250
Rate:
Weighted average	0.7%	3.8%	4.0%
Weighted average interest rate	0.7%	3.8%	3.9%

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 11—Long-Term Borrowings

Securities Sold Under Agreements to Repurchase

During 2007, the Company entered into agreements with another financial institution for the sale of certain securities to be repurchased at a future date.  The interest rates on these repurchase agreements are fixed for the remaining term of the agreement.  The agreement in the amount of $20,000 and an interest rate of 4.18% matured in September 2010 and the agreement in the amount of $10,000 with an interest rate of 3.46% matured in December 2010. No amounts were outstanding at December 31, 2010.

Subordinated Debentures

TIBFL Statutory Trust I, TIBFL Statutory Trust II and TIBFL Statutory Trust III were formed in conjunction with the issuance of trust preferred securities as further discussed below. The Company is not considered the primary beneficiary of the trusts (variable interest entities), therefore the trusts are not consolidated in the Company’s consolidated financial statements, but rather the subordinate debentures are presented as a liability.

On September 7, 2000, the Company participated in a pooled offering of trust preferred securities.  The Company formed TIBFL Statutory Trust I (the “Trust”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust used the proceeds from the issuance of $8,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.  At December 31, 2010, the carrying value was $8,865.

On July 31, 2001, the Company participated in a pooled offering of trust preferred securities.  The Company formed TIBFL Statutory Trust II (the “Trust II”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust II used the proceeds from the issuance of $5,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points).  The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly.  The rate in effect at December 31, 2010 was 3.87%. The debt securities and the trust preferred securities each have 30-year lives.  The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.  At December 31, 2010, the carrying value was $3,674.

On June 23, 2006, the Company issued $20,000 of additional trust preferred securities through a private placement. The Company formed TIBFL Statutory Trust III (the “Trust III”), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust III used the proceeds from the issuance of $20,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 155 basis points). The rate in effect at December 31, 2010 was 1.84%.  The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option at par after five years, and sooner, at a 5% premium, if specific events occur, subject to prior approval by the Federal Reserve Board, if then required.  At December 31, 2010, the carrying value was $10,348.

The Company received a request from the Federal Reserve Bank of Atlanta (FRB) for the Company’s Board of Directors to adopt a resolution that it will not make any payments or distributions on the outstanding trust preferred securities without the prior written approval of the Reserve Bank.  The Board adopted this resolution on October 5, 2009.  On September 22, 2010 the FRB and the Company entered into a written agreement where the Company agrees, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB. The Company has notified the trustees of its $20,000 trust preferred securities due July 7, 2036 and its $5,000 trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009.  The Company also notified the trustees of its $8,000 trust preferred securities due September 7, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payments due in March 2010.  Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default.

The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 15).

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

 At December 31, 2010, the maturities of long-term borrowings were as follows:

Successor Company	Fixed Rate	Floating Rate	Total
Due in 2011	$-	$-	$-
Due in 2012	-	-	-
Due in 2013	-	-	-
Due in 2014	-	-	-
Thereafter	8,865	14,022	22,887
Total long-term debt	$8,865	$14,022	$22,887

Note 12—Income Taxes

Income tax expense (benefit) from continuing operations was as follows:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Current income tax benefit:
Federal	$(287)	$-	$(188)	$(7,515)
State	(53)	-	(32)	(572)
	(340)	-	(220)	(8,087)
Deferred tax provision:
Federal	504	(16,877)	(14,292)	(3,395)
State	93	(2,893)	(2,429)	(1,371)
	597	(19,770)	(16,721)	(4,766)

Valuation allowance	-	19,770	30,392	-

Total	$257	$-	$13,451	$(12,853)

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income taxes reported is as follows:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Pretax income from continuing operations	$817	$(52,805)	$(48,097)	$(33,783)
Income taxes computed at Federal statutory tax rate	$278	$(17,954)	$(16,353)	$(11,486)
Effect of:
Tax-exempt income, net	(55)	(238)	(685)	(253)
State income taxes, net	26	(1,909)	(1,624)	(1,282)
Non-deductible goodwill	-	-	1,557	-
Stock based compensation expense, net	-	205	96	90
Other, net	8	126	68	78
Change in valuation allowance		19,770	30,392	-
Total income tax expense (benefit)	$257	$-	$13,451	$(12,853)

The details of the net deferred tax asset as of December 31, 2010 and 2009 are as follows:

	Successor Company	Predecessor Company
	2010	2009
Allowance for loan losses	$130	$10,983
Purchase accounting adjustment	13,752	-
Recognized impairment losses on available for sale securities	-	560
Net operating loss and AMT carryforward	5,167	18,315
Recognized impairment of other real estate owned	1,632	299
Acquisition related intangibles	-	1,043
Deferred compensation	-	906
Net unrealized losses on securities available for sale	1,392	1,577
Other	89	706
Total gross deferred tax assets	22,162	34,389

Accumulated depreciation	-	(1,187)
Deferred loan costs	(452)	(905)
Acquisition related intangibles	(1,676)	(639)
Other	(61)	(63)
Total gross deferred tax liabilities	(2,189)	(2,794)

Net temporary differences	19,973	31,595

Valuation allowance	-	(31,595)

Net deferred tax asset	$19,973	$-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Successor Company

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. As of December 31, 2010, management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time of the analysis, concluded that a valuation allowance was not necessary as temporary differences would become recognizable for tax purposes after consideration of the limitation on the utilization of net operating losses and net unrealized built-in losses (NUBIL).

As a result of the Investment made by NAFH on September 30 2010, the Company had undergone a “change in ownership” as that term is defined in the Internal Revenue Code. This change in ownership resulted in a significant limitation of the amount of net operating losses and net NUBIL that can be utilized by the Company.  NUBIL represents the excess of the tax basis of the Company’s assets over their fair market value. As a consequence, no deferred taxes have been recognized for NUBIL’s that are estimated not to be realizable as a result of the limitation on the utilization of NUBILs.

At December 31, 2010, the Company had recognizable Federal and state net operating loss carryforwards of $13,737 which expire in 2030 if unused.   Due to the change in ownership that occurred from NAFH’s Investment with the Company, the utilization of net operating losses generated prior to October 1, 2010 will be subject to an annual limitation estimated to be $723. As a result of this annual limitation, the Company estimates that only $13,918 of the total Federal and state net operating loss carryfowards will be utilizable.  As a consequence, no deferred taxes have been recognized for net operating losses that are not expected to be utilized due to the change in ownership limitation.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the State of Florida. The Company is no longer subject to examination by taxing authorities for years before 2006.

There were no unrecognized tax benefits at December 31, 2010 and the Company does not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Predecessor Company

In assessing the need for a valuation allowance at December 31, 2009, management considered various factors including the significant cumulative losses incurred by the Company over the previous three years coupled with the expectation that the future realization of deferred taxes would be limited as a result of a planned capital offering. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at December 31, 2009. As of December 31, 2008, management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time, concluded that no valuation allowance was necessary at such time.

Note 13—Employee Benefit Plans

The Company maintains an Employee Stock Ownership Plan with 401(k) provisions that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Company and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Company will match 50 percent of salary reduction contributions up to 5 percent of compensation; and an additional discretionary contribution which may be made by the Company and allocated to the accounts of participants on the basis of total relative compensation.  The Successor Company contributed $83 for the three months ended December 31, 2010 to the plan and the Predecessor Company contributed $256, $334 and $327 to the plan for the nine months ended September 30, 2010 and years ended December 31, 2009 and December 31, 2008, respectively. As of December 31, 2010, the Plan contained approximately 4 shares of the Company’s common stock.

In 2001, TIB Bank entered into salary continuation agreements with three of its executive officers.  Two additional TIB Bank executive officers entered into salary continuation agreements in 2003, another in 2004 and two additional TIB Bank executives entered into salary continuation agreements in 2008. In 2007, an additional two pre-existing salary continuation agreements with The Bank of Venice’s executive officers were assumed as part of the acquisition. The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants.  The Predecessor Company expensed $236, $227, and $351 for the accrual of future salary continuation benefits in the nine months ended September 30, 2010, and year ended December 31, 2009 and 2008, respectively.  The Bank has purchased single premium life insurance policies on several of these individuals.  Cash value income (net of related insurance premium expense) totaled $197, $328, and $236 in the nine months ended 2010, and year ended December 31, 2009 and 2008 (Predecessor Company), respectively and $66 for the three months ended December 31, 2010 (Successor Company).  In addition, a $1,186 gain was recognized on the policy of a deceased former employee by the Predecessor Company in 2009. Other assets included $6,610 and $6,347 in surrender value and other liabilities included salary continuation benefits payable of $0 and $1,070 at December 31, 2010 (Successor Company) and 2009 (Predecessor Company), respectively. Three of these executive officers terminated employment in 2008 and two terminated employment in 2009. In 2009 a total of $2,229 of salary continuation benefits were paid to terminated executives by the Predecessor Company in accordance with their agreements. In 2010, following the investment by NAFH Inc. and the TARP repayment, the salary continuation agreements were terminated and the executives each received a lump sum distribution of their respective accrued benefit earned under their agreement resulting in a total payout of $1,305 by the Successor Company.

In 2001, TIB Bank established a non qualified retirement benefit plan for eligible Bank directors.  Under the plan, the Bank pays each participant, or their beneficiary, the amount of directors fees deferred and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date.  TIB Bank expensed $29, $42, and $214 for the accrual of current and future retirement benefits for the nine months ended September 30, 2010, and year ended December 31, 2009 and 2008 (Predecessor Company), respectively, which included $0, $0, and $112 in the nine months ended 2010, and year ended December 31, 2009 and 2008 related to the annual director retainer fees and monthly meeting fees that certain directors elected to defer.  The Successor Company expensed $9 in the three months ended December 31, 2010 for the accrual of the retirement benefits. TIB Bank has purchased single premium split dollar life insurance policies on these individuals.  Cash value income (net of related insurance premium expense) totaled $38 for the three months ended December 31, 2010 (Successor Company) and  $120, $170, and $162 in the nine months ended September 30, 2010, and year ended December 31, 2009 and 2008 (Predecessor Company), respectively.  In addition, a $134 gain was recognized on the policy of a deceased former director by the Predecessor Company in the nine months ended September 30, 2010. Other assets included $4,336 and $4,621 in surrender value in other assets and other liabilities included retirement benefits payable of $430 and $653 at December 31, 2010 (Successor Company) and 2009 (Predecessor Company), respectively. In connection with changes made to bring the plan agreements into compliance with section 409A of the Internal Revenue Code the four current directors participating in the plan each elected to receive a lump sum distribution from the Predecessor Company in 2009 of the amount vested, accrued and earned through December 31, 2008. In 2011 the director deferred agreements were terminated and the directors participating in the plan each received a lump sum distribution of their respective deferral account balances resulting in a total payout of $431 by the Successor Company.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 14—Related Party Transactions

The Bank had loans outstanding to certain of the Company’s executive officers, directors, and their related business interests as follows:

Successor Company
Beginning balance, September 30, 2010	$180
New loans	12
Repayments	(10)
Ending balance, December 31, 2010	$182

Predecessor Company
Beginning balance, January 1, 2010	$266
New loans	98
Repayments	(56)
Ending balance, September 30, 2010	$308

Unfunded loan commitments to Successor Company individuals and their related business interests totaled $12 at December 31, 2010.  Deposits from these individuals and their related interests were $2,727.

Note 15—Regulatory Capital Requirements

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

Capital Adequacy and Ratios

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At December 31, 2010 the Company and the Bank maintained capital ratios exceeding the requirement to be considered adequately capitalized.  These minimum amounts and ratios along with the actual amounts and ratios for the Company and the Bank at of December 31, 2010 and 2009 are presented in the following tables.

December 31, 2010 (Successor Company)	Well Capitalized Requirement			Adequately Capitalized Requirement			Actual
	Amount		Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A	N/A	$	≥ 67,746	≥ 4.0%	$139,152	8.2%
TIB Bank	$	≥ 84,269	≥ 5.0%		≥ 67,415	≥ 4.0%	135,783	8.1%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 41,733	≥ 4.0%	$139,152	13.3%
TIB Bank	$	≥ 62,599	≥ 6.0%		≥ 41,733	≥ 4.0%	135,783	13.0%

Total Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 83,465	≥ 8.0%	$139,583	13.4%
TIB Bank	$	≥ 104,332	≥ 10.0%		≥ 83,466	≥ 8.0%	136,214	13.1%

December 31, 2009 (Predecessor Company)	Well Capitalized Requirement			Adequately Capitalized Requirement			Actual
	Amount		Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A	N/A	$	≥ 68,316	≥ 4.0%	$69,450	4.1%
TIB Bank	$	≥ 85,321	≥ 5.0%		≥ 68,256	≥ 4.0%	82,696	4.8%

Tier 1 Capital ( to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 48,347	≥ 4.0%	$69,450	5.7%
TIB Bank	$	≥ 72,504	≥ 6.0%		≥ 48,336	≥ 4.0%	82,696	6.8%

Total Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 96,694	≥ 8.0%	$98,362	8.1%
TIB Bank	$	≥ 120,840	≥ 10.0%		≥ 96,672	≥ 8.0%	97,975	8.1%

Management believes, as of December 31, 2010, that the Company and the Bank meet all capital requirements to which they are subject.  Tier 1 Capital for the Company includes the trust preferred securities that were issued in September 2000, July 2001 and June 2006 to the extent allowable.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

If a bank is classified as adequately capitalized, the bank is subject to certain restrictions.  One of the restrictions is that the bank may not accept, renew or roll over any brokered deposits (including CDARs deposits) without being granted a waiver of the prohibition by the FDIC. As of December 31, 2010, we had $18,457 of brokered deposits consisting of $7,656 of reciprocal CDARs deposits and $10,801 of traditional brokered and one-way CDARs deposits representing approximately 1.4% of our total deposits. $5,613 of CDARs deposits and $10,032 of traditional brokered deposits mature within the next twelve months. An inability to roll over or raise funds through CDARs deposits or brokered deposits could have a material adverse impact on our liquidity. Additional restrictions include limitations on deposit pricing, the preclusion from paying “golden parachute” severance payments and the requirement to notify the bank regulatory agencies of certain significant events.
Subsidiary Dividend Limitations

Under state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by a bank exceeds the bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Based on the losses incurred for the prior two years, declaration of dividends by TIB Bank to the Company, during 2010, would have required regulatory approval.

On July 2, 2009, the Bank entered into a Memorandum of Understanding, which is an informal agreement, with bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At December 31, 2009, these elevated capital ratios were not met.  On July 2, 2010, the Bank entered into a Consent Order, which is a formal agreement, with the bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. At December 31, 2010 the Bank achieved a Tier 1 capital ratio of 8.1% and a total risk-based capital ratio of 13.1% which meet the ratios required in the Consent Order. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order supersedes the Memorandum of Understanding. On September 22, 2010 the Federal Reserve Bank of Atlanta (FRB) and the Company entered into a written agreement (the “Written Agreement”) where the Company agrees, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB.

Note 16 – Stock-Based Compensation

As of December 31, 2010, the Company has one compensation plan under which shares of its common stock are issuable in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units. This is its 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders at the May 25, 2004 annual meeting. Pursuant to the merger agreement, upon the April 30, 2007 closing of its acquisition of The Bank of Venice, the Company granted 1 stock option in exchange for the options outstanding for the purchase of shares of common stock of The Bank of Venice at such date. The options were fully vested at the grant date and ranged in price from $863.92 to $992.68 per share as determined by the conversion ratio specified in the merger agreement. Previously, the Company had granted stock options under the 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (the “1994 Plan”) as amended and restated as of August 31, 1996. Under the 2004 Plan, the Board of Directors of the Company may grant nonqualified stock–based awards to any director, and incentive or nonqualified stock-based awards to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the 2004 Plan, the maximum number of shares of common stock of the Company that may be optioned or awarded through the 2014 expiration of the plan is 8 shares, no more than 3 of which may be issued pursuant to awards granted in the form of restricted shares.  Such shares may be treasury, or authorized but unissued, shares of common stock of the Company.  If options or awards granted under the Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan as long as no dividends have been paid to the holder in accordance with the provisions of the grant agreement.

The following table summarizes the components and classification of stock-based compensation expense for the three months ended December 31, 2010 (Successor Company), and for the nine months ended September 31, 2010 and the years ended December 31, 2009 and 2008 (Predecessor Company).

	Successor Company	Predecessor Company
	Three Months Ended December 31,2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Stock options	$-	$625	$296	$280
Restricted stock	-	344	394	457
Total stock-based compensation expense	$-	$969	$690	$737

Salaries and employee benefits	$-	$768	$381	$436
Other expense	-	201	309	301
Total stock-based compensation expense	$-	$969	$690	$737

The tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options were approximately $177 for the year ended December 31, 2008. No tax benefit was recorded for the nine months ended September 30, 2010 and year ended December 31, 2009 due to the recognition of a full valuation allowance against deferred income tax assets as discussed in greater detail in Note 12 above.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

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

	Predecessor Company
	2009	2008
Dividend yield	0.00%	2.31%
Risk-free interest rate	3.06%	2.99%
Expected option life	6.5 years	6.4 years
Volatility	80%	26%
Weighted average grant-date fair value of options granted	$116.34	$172.04

•	The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock. An increase in dividend yield will decrease stock compensation expense.

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

No stock options were granted for the Successor Company three months ended December 31, 2010 or the Predecessor Company nine months ended September 30, 2010.

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During 2008, 2009 and 2010, stock based compensation expense was recorded based upon estimates that we would experience no forfeitures. Our estimate of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in our estimates will be accounted for prospectively in the period of change.

As of December 31, 2010, there was no unrecognized compensation expense associated with stock options and restricted stock due to the accelerated vesting of all stock options and restricted stock and the recognition of associated compensation expense upon the closing of the investment by NAFH on September 30, 2010.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

A summary of the stock option activity in the plans is as follows:

Predecessor Company
	Shares	Weighted Average Exercise Price
Balance, January 1, 2008	7	$895.12
Granted	1	743.37
Exercised	(0)	626.56
Expired or forfeited	(1)	787.97
Balance, December 31, 2008	7	$894.82
Granted	2	162.18
Exercised	-	-
Expired or forfeited	(1)	947.37
Balance, December 31, 2009	8	$680.42
Granted	-	-
Exercised	-	-
Expired or forfeited	(0)	666.32
Balance, September 30, 2010	8	$681.31

Successor Company
	Shares	Weighted Average Exercise Price
Balance, September 30, 2010	8	$681.31
Granted	-	-
Exercised	-	-
Expired or forfeited	(1)	497.55
Balance, December 31, 2010	7	$688.80

	Successor Company		Predecessor Company
Options exercisable at:	December 31, 2010		September 30, 2010		December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	7	$688.80	8	$681.31	4	$887.52

The weighted average remaining terms for outstanding stock options and for exercisable stock options were 4.9 years and 4.9 years at December 31, 2010, respectively. The aggregate intrinsic value at December 31, 2010 was $0 for stock options outstanding and $0 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Options outstanding at December 31, 2010 were as follows:

Successor Company	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$158.42 – $584.28	3	5.76	$296.96	3	$296.96
584.29 – 1,072.46	3	4.52	836.15	3	836.15
1,072.47 – 1,489.52	1	3.77	1,293.98	1	1,293.98
$158.42 – $1,489.52	7	4.91	$688.80	7	$688.80

Successor Company

Proceeds received from the exercise of stock options were $0 during the three months ended December 31, 2010. The intrinsic value related to the exercise of stock options was $0 during the three months ended December 31, 2010. No tax benefit was recorded for the three months ended December 31, 2010 as there were no exercises of non-qualified stock options or disqualifying dispositions.

Predecessor Company

Proceeds received from the exercise of stock options were $0, $0 and $98 during the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008, respectively. The intrinsic value related to the exercise of stock options was $0, $0 and $13, the nine months ended September 30, 2010 and the years ended December 31, 2009 and 2008, respectively. The intrinsic value related to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options resulted in the realization of tax benefits of $51 during the year ended December 31, 2008. No tax benefit was recorded for the nine months ended September 30, 2010 and the year ended December 31, 2009 as there were no exercises of non-qualified stock options or disqualifying dispositions.

Restricted Stock

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is generally on a straight-line basis and ranges from one to five years. The value of the restricted stock, estimated to be equal to the closing market price on the date of grant, is being amortized on a straight-line basis over the respective service periods.  The fair market value of restricted stock awards that vested was $27, $101 and $185 during the nine months ended September 30, 2010, the years ended December 31, 2009 and 2008, respectively. Tax benefits related to the vesting of restricted shares of $33 was realized during the year ended December 31, 2008. No tax benefit was recorded for the year ended December 31, 2009 due to the recognition of a full valuation allowance against deferred income tax assets as discussed in greater detail in Note 12 above.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

A summary of the restricted stock activity in the plan is as follows:

Predecessor Company
	Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2008	1	$1,358.01
Granted	0	690.24
Vested	(0)	1,364.61
Expired or forfeited	(0)	1,391.88
Balance, December 31, 2008	1	$1,084.83
Granted	-	-
Vested	(0)	1,140.67
Expired or forfeited	(0)	725.88
Balance, December 31, 2009	1	$1,089.43
Granted	-	-
Vested	(1)	1,089.43
Expired or forfeited	-	-
Balance, September 30, 2010	-	$-

Successor Company
	Shares	Weighted Average Grant-Date Fair Value
Balance, September 30, 2010	-	$-
Granted	-	-
Vested	-	-
Expired or forfeited	-	-
Balance, December 31, 2010	-	$-

Note 17—Loan Commitments and Other Related Activities

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The contractual amount of financial instruments with off-balance-sheet risk was as follows at December 31:

	Successor Company		Predecessor Company
	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$7,149	$4,549	$13,496	$1,350
Unfunded commitments under lines of credit	4,150	44,857	3,890	52,887

Commitments to make loans are generally made for periods of 30 days.  As of December 31, 2010, the fixed rate loan commitments have interest rates ranging from 2.94% to 11.00% and maturities ranging from 1 year to 30 years.

As of December 31, 2010 (Successor Company) and 2009 (Predecessor Company), letters of credit totaled $1,638 and $1,896, respectively.

Note 18—Supplemental Financial Data

Components of other expense in excess of 1 percent of total interest and non-interest income are as follows:

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Foreclosed asset related expense	$536	$21,687	$3,149	$1,694
Goodwill impairment	-	-	5,887	-
FDIC & state assessments	1,184	3,515	3,962	1,153
Legal and professional fees	856	2,866	3,270	2,558
Computer services	849	2,022	2,708	2,093
Capital raise expense	-	2,067	-	-
Amortization of intangibles	364	1,168	1,431	653
Postage, courier and armored car	260	823	1,084	887
Insurance non-building	447	1,171	870	287
Marketing and community relations	258	860	1,128	1,246
Collection expense	(7)	40	353	1,341
Operational charge-offs	48	69	155	1,528
Net (gain) loss on disposition of repossessed assets	39	9	(244)	1,387

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 19—Fair Values of Financial Instruments

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

Valuation of securities available for sale

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

As of December 31, 2010, the Company owned three collateralized debt obligations where the underlying collateral is comprised primarily of corporate debt obligations of homebuilders, REITs, real estate companies and commercial mortgage backed securities. The company also owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of these securities are Level 3 inputs. In determining their estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of these securities are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of these securities were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
December 31, 2010 (Successor Company)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$40,699	$-	$40,699	$-
States and political subdivisions—tax exempt	3,059	-	3,059	-
States and political subdivisions—taxable	2,157	-	2,157	-
Marketable equity securities	74	-	74	-
Mortgage-backed securities - residential	369,203	-	369,203	-
Corporate bonds	2,105	-	2,105	-
Collateralized debt obligations	795	-	-	795
Available for sale securities	$418,092	$-	$417,297	$795

		Fair Value Measurements Using
December 31, 2009 (Predecessor Company)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$29,172	$-	$29,172	$-
States and political subdivisions—tax exempt	8,061	-	8,061	-
States and political subdivisions—taxable	2,212	-	2,212	-
Marketable equity securities	8	-	8	-
Mortgage-backed securities - residential	208,115	-	208,115	-
Corporate bonds	2,012	-	2,012	-
Collateralized debt obligations	759	-	-	759
Available for sale securities	$250,339	$-	$249,580	$759

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2010 (Successor Company), for the nine months ended September 30, 2010 and year ended December 31, 2009 (Predecessor Company) and still held at the end of each respective period.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance, beginning of period	$808	$759	$4,275
Included in earnings – other than temporary impairment	-	-	(763)
Included in other comprehensive income	(13)	49	(2,753)
Transfer in to Level 3	-	-	-
Balance, end of period	$795	$808	$759

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Successor Company		Fair Value Measurements Using
December 31, 2010		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned	$25,673	$-	$-	$25,673
Other repossessed assets	104	-	104	-

Predecessor Company		Fair Value Measurements Using
December 31, 2009		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with specific allocations of the allowance for loan losses	$52,122	$-	$-	$52,122
Other real estate owned	21,352	-	-	21,352
Other repossessed assets	326	-	326	-

During the nine months ended September 30, 2010 prior to the application of adjustments related to the application of the acquisition method of accounting, $18,581 of the allowance for loan losses was specifically allocated to collateral dependent impaired loans. The amounts of the specific allocations for impairment were considered in the overall determination of the provision for loan losses. As a result of sales of foreclosed properties, receipt of updated appraisals, reduced listing prices or entering into contracts to sell these properties, valuation adjustments of $19,171 were recognized in our statement of operations during the nine months ended September 30, 2010. Other repossessed assets are primarily comprised of repossessed automobiles and are measured at fair value as of the date of repossession. As a result of the disposition of repossessed vehicles, losses of $39 and $9 were recognized in our statements of operations during the Successor Company three months ended December 31, 2010 and the Predecessor Company nine months ended September 30, 2010, respectively. For the Predecessor Company, collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $60,413, with a valuation allowance of $8,291 as of December 31, 2009. During the year ended December 31, 2009, $26,085 of the allowance for loan losses was specifically allocated to collateral dependent impaired loans. The amounts of the specific allocations for impairment are considered in the overall determination of the reserve and provision for loan losses. Other real estate owned which is measured at the lesser of fair value less costs to sell or our recorded investment in the foreclosed loan had a carrying amount of $22,147, less a valuation allowance of $795 as of December 31, 2009. As a result of sales of foreclosed properties, receipt of updated appraisals, reduced listing prices or entering into contracts to sell these properties, write downs of fair value of $1,980 were recognized in our statements of operations during the year ended December 31, 2009. Other repossessed assets are primarily comprised of repossessed automobiles and are measured at fair value as of the date of repossession. As a result of the disposition of repossessed vehicles, gains of $244 were recognized in our statements of operations during the year ended December 31, 2009.

Carrying amount and estimated fair values of financial instruments were as follows at December 31:

	Successor Company		Predecessor Company
	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$153,794	$153,794	$167,402	$167,402
Investment securities available for sale	418,092	418,092	250,339	250,339
Loans, net	1,004,228	995,744	1,168,433	1,101,080
Federal Home Loan Bank and Independent Bankers’ Bank stock	9,621	N/A	10,735	N/A
Accrued interest receivable	4,917	4,917	5,790	5,790

Financial liabilities:
Non-contractual deposits	648,019	648,019	704,604	704,604
Contractual deposits	719,006	719,328	664,780	669,073
Federal Home Loan Bank Advances	131,116	130,906	125,000	131,924
Short-term borrowings	47,158	47,156	80,475	80,472
Long-term repurchase agreements	-	-	30,000	30,737
Subordinated debentures	22,887	25,267	33,000	11,482
Accrued interest payable	7,260	7,260	5,457	5,457

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 20—Condensed Financial Information of TIB Financial Corp.

Condensed Balance Sheets
(Parent Only)
	Successor Company	Predecessor Company
December 31,	2010	2009
Assets:
Cash on deposit with subsidiary	$3,506	$874
Investment in bank subsidiaries	198,403	86,960
Investment in other subsidiaries	3,726	2,017
Other assets	410	844
Total Assets	$206,045	$90,695

Liabilities and Shareholders’ Equity:
Interest payable	$2,102	$564
Notes payable	23,909	34,022
Other liabilities	3,284	591
Shareholders’ equity	176,750	55,518
Total Liabilities and Shareholders’ Equity	$206,045	$90,695

Condensed Statements of Income
(Parent Only)

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year ended December 31, 2008
Operating income:
Interest Income	$12	$3	$97	$83
Dividends from other subsidiaries	-	-	31	70
Total operating income	12	3	128	153

Operating expense:
Interest expense	470	1,153	1,626	2,336
Other expense	202	1,720	1,660	1,908
Total operating expense	672	2,873	3,286	4,244
Loss before income tax benefit and equity in undistributed earnings of subsidiaries	(660)	(2,870)	(3,158)	(4,091)
Income tax benefit	244	-	540	1,537
Loss before equity in undistributed earnings of subsidiaries	(416)	(2,870)	(2,618)	(2,554)
Equity in income (losses) of subsidiaries	976	(49,935)	(58,930)	(18,376)

Net income (loss)	$560	$(52,805)	$(61,548)	$(20,930)

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

—Condensed Financial Information of TIB Financial Corp. (Continued)

Condensed Statements of Cash Flows
(Parent Only)

	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$560	$(52,805)	$(61,548)	$(20,930)
Equity in (income) losses of subsidiaries	(976)	49,935	58,930	18,376
Stock-based compensation expense	-	178	287	274
Increase (decrease) in net income tax obligation	(238)	184	997	(1,047)
(Increase) decrease in other assets	415	(58)	128	7,190
Increase (decrease) in other liabilities	(3,746)	1,146	307	2
Net cash provided by (used in) operating activities	(3,985)	(1,420)	(899)	3,865

Cash flows from investing activities:
Investment in bank subsidiaries	(5,114)	(150,000)	(20,500)	(25,750)
Investment in other subsidiaries	-	(296)	(148)	(1,378)
Net cash used in investing activities	(5,114)	(150,296)	(20,648)	(27,128)

Cash flows from financing activities:
Net proceeds from issuance of common shares	-	-	(48)	10,033
Income tax effect of stock based compensation	-	(184)	(206)	(82)
Proceeds from issuance of preferred stock and common warrants	-	-	-	36,992
Proceeds from subsidiaries for equity awards	-	791	401	464
Net proceeds from North American Financial Holdings, Inc. investment	-	162,840	-	-
Cash dividends paid	-	-	(1,285)	(1,677)
Net cash provided by (used in) financing activities	-	163,447	(1,138)	45,730

Net increase (decrease) in cash	(9,099)	11,731	(22,685)	22,467
Cash, beginning of period	12,605	874	23,559	1,092
Cash, end of period	$3,506	$12,605	$874	$23,559

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 21—Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for 2010 and 2009:

	Successor Company	Predecessor Company			Predecessor Company
	2010	2010			2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:
Interest income	$15,681	$17,042	$16,988	$18,287	$19,120	$20,327	$20,858	$20,822
Net interest income	12,432	10,786	10,602	11,494	11,177	11,763	11,694	10,757
Provision for loan losses	402	17,072	7,700	4,925	16,428	14,756	5,763	5,309
Investment securities gain	-	-	993	1,642	2,477	1,127	95	596
Income (Loss) from continuing operations	560	(33,655)	(14,099)	(5,051)	(45,106)	(8,097)	(4,887)	(3,458)
Income earned by preferred shareholders	-	680	669	660	654	650	650	708
Gain on Retirement of Series A preferred allocated to common shareholders	-	(24,276)	-	-	-	-	-	-
Net income (loss) allocated to common shareholders	560	(10,059)	(14,768)	(5,711)	(45,760)	(8,747)	(5,537)	(4,166)

Basic earnings (loss) per common share	$0.05	$(67.56)	$(99.19)	$(38.36)	$(307.36)	$(58.99)	$(37.75)	$(28.71)
Diluted earnings (loss) per common share	$0.03	$(67.56)	$(99.19)	$(38.36)	$(307.36)	$(58.99)	$(37.75)	$(28.71)

The Successor Company reported net income of $560 for the three months ended December 31, 2010. Increases in net interest income are primarily due to the impact of the purchase accounting adjustments which revalued market deposits and borrowings to yield market interest rates as of September 30, 2010. The provision for loan losses of $402 recorded reflects the allowance for loan losses established for loans originated subsequent to September 30, 2010. No net charge-offs or losses on the disposition of other real estate owned were recorded as credit losses experienced were incorporated in the net discounts recorded on loans and other real estate acquired as of September 30, 2010.

The net loss for the fourth quarter of 2009 (Predecessor Company) was primarily due to the provision for income taxes of $24,032 resulting from the recognition of a full valuation allowance against deferred income tax assets of $30,392, the provision for loan losses of $16,428 and a goodwill impairment charge of $5,887.

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

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

Changes in internal control over financial reporting

 As discussed elsewhere in this filing, during the fourth fiscal quarter the company began to account for a substantial portion of its loans receivable as purchased credit-impaired loans as a result of the NAFH Investment on September 30, 2010.  Prior to this, the company did not account for any of its loans receivable in this manner.  Accordingly, the company has implemented new processes and related internal control over financial reporting associated with this change in accounting.

There have been no other significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

TIB Financial Corp.’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that, as of December 31, 2010, the company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Date: March 31, 2011
/s/R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

/s/Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer

ITEM 9B:  OTHER INFORMATION

Not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Information About the Board of Directors and Their Committees” and “Executive Officers” under the caption "Election of Directors", “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company's 2011 Annual Shareholders Meeting is incorporated herein by reference.

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

ITEM 11:  EXECUTIVE COMPENSATION

The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, "Executive Compensation” and “Compensation of Directors" in the Proxy Statement to be utilized in connection with the Company's 2011 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the captions "Management and Principal Shareholders" and “Equity Compensation Plan Information” under “Executive Compensation” in the Proxy Statement to be utilized in connection with the Company's 2011 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Director Independence” under “Election of Directors” and "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 2011 Annual Shareholders Meeting is incorporated herein by reference.

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

3.  Exhibits

Exhibit Numbers
3.1	Restated Articles of Incorporation (a)
3.2	Amendment to Articles of Incorporation (b)
3.3	Bylaws (c)
3.4	Amendment to TIB Financial Corp. Bylaws (l)
3.5	Articles of Amendment to the Restated Articles of Incorporation authorizing the Preferred Shares. (r)
3.6	Warrant to Purchase up to 1,063,218 shares of Common Stock.
3.7	Articles of Amendment to the Restated Articles of Incorporation authorizing Series B Convertible Participating Voting Preferred Stock (u)
3.8	Articles of Amendment to Restated Articles of Incorporation of TIB Financial Corp. (v)
3.9	Articles of Amendment to Restated Articles of Incorporation of TIB Financial Corp. (w)
3.11	Certificate of Designations, Preferences, Rights and Limitation of Series B Convertible Participating Voting Preferred Stock (aa)
3.12	Articles of Amendment to Restated Articles of Incorporation of TIB Financial Corp. (ff)
3.10	Bylaws of TIB Financial Corp. (x)
4.1	Specimen Stock Certificate (d)
4.2	Indenture dated as of September 7, 2000 Junior Subordinated Deferrable Interest Debentures due 2030 (z)
4.3	Indenture dated as of July 31, 2001 Floating Rate Junior Subordinated Deferrable Interest Debentures due 2031 (z)
4.4	Indenture dated as of June 23, 2006 Junior Subordinated Debt Securities due July 7, 2036 (z)
4.5	Warrant dated September 30, 2010 to purchase shares of Common Stock and Series B Convertible Participating Voting Preferred Stock (aa)
10.1	Employment Agreement between Edward V. Lett, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.2	401(K) Savings and Employee Stock Ownership Plan (d), (e)
10.3	Employee Incentive Stock Option Plan (d), (e)
10.4	Employment Agreement between Michael D. Carrigan, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (g)
10.5	Employment Agreement between Alma Shuckhart, TIB Financial Corp., and TIB Bank effective March 1, 2004. (e), (g)
10.6	Employment Agreement between Stephen J. Gilhooly, TIB Financial Corp., and TIB Bank effective September 27, 2006 (e), (h)
10.7	Form of Director Deferred Fee Agreement (e), (i)
10.8	Form of Salary Continuation Agreement (e), (i)
10.9	Form of Executive Officer Split Dollar Agreement (e), (i)
10.10	Form of Director Deferred Fee Agreement – First Amendment (e), (f)
10.11	Form of Executive Officer Split Dollar Agreement – First Amendment (e), (f)
10.12	Form of Salary Continuation Agreement – First Amendment (e), (j)
10.13	Form of Restricted Stock Agreement (k)
10.14	Form of Restricted Stock Agreement Addendum (k)
10.15	Form of Salary Continuation Agreement – Second Amendment (e), (m)
10.16	Marketing and Sales Alliance Agreement (k)
10.17	Non-Competition Agreement (k)
10.18	Form of Salary Continuation Agreement - Michael Carrigan and Steve Gilhooly (e), (n)
10.19	Stock Purchase Agreement between Naples Capital Advisors, Inc., John M. Suddeth, Jr. and Michael H. Morris, and TIB Financial Corp. (o)
10.20	Amendment to the Employment Agreement for Alma Shuckhart (e), (t)
10.21	Employment Agreement between David F. Voigt, TIB Financial Corp., and The Bank of Venice (e), (q)
10.22	Second Amendment to the Employment Agreement for Alma Shuckhart (e), (p)
10.23	Form of Stock Purchase Agreement (s)
10.24	Form of Registration Rights Agreement (s)
10.25	Form of Relationship Agreement (s)
10.26	Form of Common Stock Warrant (s)
10.27	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of Treasury (r)
10.28	Form of Waiver, executed by each Messrs. Thomas J. Longe, Edward V. Lett, Stephen J. Gilhooly, Michael D. Carrigan and Michael H. Morris (r)
10.29	Form of Letter Agreement, executed by each Messrs. Thomas J. Longe, Edward V. Lett, Stephen J. Gilhooly, Michael D. Carrigan and Michael H. Morris (r)
10.30	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of Treasury (r)
10.31	Form of Offer Letter/Waiver by and between TIB Financial Corp. and Thomas J. Longe, Stephen J. Gilhooly, Michael D. Carrigan and Alma R. Shuckhart, effective September 30, 2010 (e), (y)
10.32	Form of Offer Letter/Waiver by and between Michael H. Morris and TIB Financial Corp. effective September 30, 2010 (e), (y)
10.33	Registration Rights Agreement dated September 30, 2010, by and between TIB Financial Corp. and North American Financial Holdings, Inc. (aa)
10.34	Form of Indemnification Agreement by and between TIB Financial Corp. and its directors and certain officers (aa)
10.35	Form of Indemnification Agreement by and between TIB Bank and its directors and certain officers (aa)
10.36	Form of Written Agreement between TIB Financial Corp. and the Federal Reserve Bank of Atlanta (bb)
10.37	Form of Consent Order between TIB Bank, the Federal Deposit Insurance Corporation, and the State of Florida Office of Financial Regulation (cc)
10.38	Form of Investment Agreement dated as of June 29, 2010, by and among TIB Financial Corp., TIB Bank and North American Financial Holdings, Inc. (dd)
10.39	Agreement dated as of June 7, 2010, by and among TIB Financial Corp., TIB Bank, Marty E. Adams, Kevin Thompson and John Loeber (ee)
10.40	Investment Right and Expense Reimbursement Agreement dated as of June 7, 2010 by and among TIB Financial Corp., TIB Bank, and Resource Financial Institutions Group, Inc. (ee)
14.1	Board of Directors Ethics Code (k)
14.2	Senior Financial Officer Ethics Code (k)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
99.1	Amendment No. 1 to TIB Financial Corp. 2004 Equity Incentive Plan (e), (ff)

(a)	Incorporated by reference to Appendix A in the Company’s Definitive Proxy Statement filed on April 8, 2004.
(b)	Item 3.2 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on September 28, 2006 and is incorporated herein by reference.
(c)	Previously filed by the Company as an Exhibit to the Company's Registration Statement (Registration No. 333-113489) and such document is incorporated herein by reference.
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

(s)	Items 10.23 through 10.26 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on March 11, 2008 and such documents are hereby incorporated by reference.
(t)	Item 10.20 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on October 1, 2007 and is incorporated herein by reference.
(u)	Item 3.7 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on October 1, 2010 and is incorporated herein by reference.
(v)	Item 3.8 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on December 7, 2010 and is incorporated herein by reference.
(w)	Item 3.9 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on December 15, 2010 and is incorporated herein by reference.
(x)	Item 3.10 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on November 30, 2010 and is incorporated herein by reference.
(y)	Items 10.31 and 10.32 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on October 6, 2010 and such documents are incorporated herein by reference.
(z)
Items 4.2 through 4.4 were previously filed by the Company as Exhibits (with the same respective exhibit number as indicated herein) to the Company's December 31, 2009 Form 10-K and such documents are incorporated herein by reference.

(aa)
Items 3,11, 4.5, 10.33, 10.34 and 10.35 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on October 1, 2010 and such documents are incorporated herein by reference.

(bb)	Item 10.36 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on September 23, 2010 and is incorporated herein by reference.
(cc)	Item 10.37 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on July 8, 2010 and is incorporated herein by reference.
(dd)	Item 10.38 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on June 30, 2010 and is incorporated herein by reference.
(ee)	Items 10.39 and 10.40 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on June 11, 2010 and such documents are incorporated herein by reference.
(ff)	Items 3.12 and 99.3 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on May 26, 2010 and such documents are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

TIB FINANCIAL CORP.
By:	/s/R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2010.

Signature	Title
/s/R. Eugene Taylor	Chief Executive Officer (Principal Executive Officer), Chairman of the Board of Directors.
R. Eugene Taylor
/s/Christopher G. Marshall	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer), Director
Christopher G. Marshall

/s/R. Bruce Singletary	Chief Risk Officer, Director
R. Bruce Singletary

/s/Peter N. Foss	Director
Peter N. Foss
/s/William A. Hodges	Director
William A. Hodges

/s/Bradley A. Boaz	Director
Bradley A. Boaz

/s/Howard B. Gutman	Director
Howard B. Gutman