Form 10-Q
period 2011-03-31
TIB FINANCIAL CORP.
filed 2011-05-16
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		12,349,935
Class		Outstanding as of April 30, 2011

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended March 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share data)	(Unaudited)
	March 31, 2011	December 31, 2010

Assets
Cash and due from banks	$124,072	$153,794

Investment securities available for sale	411,755	418,092

Loans, net of deferred loan costs and fees	1,030,377	1,004,630
Less: Allowance for loan losses	877	402
Loans, net	1,029,500	1,004,228

Premises and equipment, net	42,831	43,153
Goodwill	29,999	29,999
Intangible assets, net	11,043	11,406
Other real estate owned	19,504	25,673
Deferred income tax asset	19,005	19,973
Accrued interest receivable and other assets	41,633	50,548
Total Assets	$1,729,342	$1,756,866

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$224,614	$198,092
Interest-bearing	1,115,600	1,168,933
Total deposits	1,340,214	1,367,025

Federal Home Loan Bank (FHLB) advances	120,189	131,116
Short-term borrowings	46,892	47,158
Long-term borrowings	22,958	22,887
Accrued interest payable and other liabilities	12,108	11,930
Total liabilities	1,542,361	1,580,116

Shareholders’ equity
Common stock - $.10 par value per share: 50,000 shares authorized, 12,350 and 11,817 shares issued and outstanding, respectively	1,235	1,182
Additional paid in capital	185,039	177,316
Retained earnings	1,628	560
Accumulated other comprehensive loss	(921)	(2,308)
Total shareholders’ equity	186,981	176,750

Total Liabilities and Shareholders’ Equity	$1,729,342	$1,756,866

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest and dividend income
Loans, including fees	$13,398	$15,999
Investment securities:
Taxable	2,336	2,144
Tax-exempt	15	67
Interest-bearing deposits in other banks	70	74
Federal Home Loan Bank stock	25	3
Total interest and dividend income	15,844	18,287

Interest expense
Deposits	2,454	4,902
Federal Home Loan Bank advances	237	1,214
Short-term borrowings	15	23
Long-term borrowings	456	654
Total interest expense	3,162	6,793

Net interest income	12,682	11,494

Provision for loan losses	485	4,925
Net interest income after provision for loan losses	12,197	6,569

Non-interest income
Service charges on deposit accounts	813	915
Fees on mortgage loans originated and sold	354	283
Investment advisory and trust fees	387	307
Loss on sale of indirect auto loans	-	(346)
Other income	1,205	613
Investment securities gains (losses), net	12	1,642
Other-than-temporary impairment losses on investments
Gross impairment losses	-	-
Less: Impairments recognized in other comprehensive income	-	-
Net impairment losses recognized in earnings	-	-
Total non-interest income	2,771	3,414

Non-interest expense
Salaries and employee benefits	6,501	6,836
Net occupancy and equipment expense	2,048	2,284
Foreclosed asset related expense	522	1,100
Other expense	4,254	4,814
Total non-interest expense	13,325	15,034

Income (loss) before income taxes	1,643	(5,051)

Income tax expense	575	-

Net income (loss)	$1,068	$(5,051)
Preferred dividends earned by preferred shareholders and discount accretion	-	660
Net loss allocated to common shareholders	$1,068	$(5,711)

Basic income (loss) per common share	$0.09	$(38.36)

Diluted income (loss) per common share	$0.07	$(38.36)

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars and shares in thousands, except per share data)

Successor Company	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance, January 1, 2011	11,817	$1,182	$177,316	$560	$(2,308)	$176,750
Comprehensive income:
Net income				1,068		1,068
Net market valuation adjustment on securities available for sale					1,399
Less: reclassification adjustment for gains					(12)
Other comprehensive income, net of tax expense of $837						1,387
Comprehensive income						2,455
Common stock issued in Rights Offering	533	53	7,723			7,776
Balance, March 31, 2011	12,350	$1,235	$185,039	$1,628	$(921)	$186,981

Predecessor Company	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	37	$33,730	149	$15	$76,154	$(49,994)	$(3,818)	$(569)	$55,518
Comprehensive loss:
Net loss						(5,051)			(5,051)
Net market valuation adjustment on securities available for sale							1,811
Less: reclassification adjustment for gains							(1,642)
Other comprehensive income, net of tax expense of $321									169
Comprehensive loss									(4,882)
Preferred stock discount accretion		189				(189)			-
Stock-based compensation and related tax effect					150				150
Balance, March 31, 2010	37	$33,919	149	$15	$76,304	$(55,234)	$(3,649)	$(569)	$50,786

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)
	Successor Company	Predecessor Company
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net income (loss)	$1,068	$(5,051)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Accretion of acquired loans	(12,541)	-
Depreciation and amortization	190	1,123
Provision for loan losses	485	4,925
Deferred income tax expense	575	-
Investment securities net realized gains	(12)	(1,642)
Net amortization of investment premium/discount	1,579	761
Stock-based compensation	-	150
(Gain)/Loss on sales of OREO	-	125
OREO valuation adjustments	-	512
Loss on the sale of indirect auto loans	-	346
Other	(610)	328
Mortgage loans originated for sale	(11,936)	(16,304)
Proceeds from sales of mortgage loans originated for sale	18,739	17,710
Fees on mortgage loans sold	(354)	(283)
Change in accrued interest receivable and other assets	2,019	1,819
Change in accrued interest payable and other liabilities	187	1,405
Net cash (used in) provided by operating activities	(611)	5,924

Cash flows from investing activities:
Purchases of investment securities available for sale	(15,474)	(158,600)
Sales of investment securities available for sale	2,319	69,956
Repayments of principal and maturities of investment securities available for sale	20,149	34,335
Principal repayments on loans, net of loans originated or acquired	(13,894)	20,487
Purchases of premises and equipment	(369)	(518)
Proceeds from sales of loans	-	20,569
Proceeds from sale of OREO	7,459	1,229
Net cash provided by (used in) investing activities	190	(12,542)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	82,975	(36,701)
Net increase (decrease) in time deposits	(109,563)	65,799
Net change in brokered time deposits	(223)	(29,763)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(266)	(10,782)
Repayment of long term FHLB advances	(10,000)	-
Net proceeds from common stock rights offering	7,776	-
Net cash (used in) financing activities	(29,301)	(11,447)

Net decrease in cash and cash equivalents	(29,722)	(18,065)
Cash and cash equivalents at beginning of period	153,794	167,402
Cash and cash equivalents at end of period	$124,072	$149,337

Supplemental disclosures of cash paid:
Interest	$3,897	$5,830
Supplemental information:
Transfer of loans to OREO	1,290	21,975
See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 1 – Basis of Presentation & Accounting Policies

   TIB Financial Corp. is a bank holding company headquartered in Naples, Florida.  Prior to April 29, 2011, TIB Financial Corp. conducted its business primarily through its wholly-owned subsidiaries, TIB Bank (the “Bank”) and Naples Capital Advisors, Inc.  As described in Note 8, on April 29, 2011, the Bank merged with and into NAFH National Bank, a subsidiary of our majority shareholder in an all-stock transaction.  Unless otherwise specified, this report describes TIB Financial Corp. and its subsidiaries (collectively, the “Company”) as it existed prior to the merger of TIB Bank and NAFH National Bank.

Prior to the merger of the Bank with NAFH National Bank, the Company had a total of 27 full service banking offices.  All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information and an additional description of the Company’s accounting policies, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Share and per share amounts have been adjusted to account for the effects of the 1 for 100 reverse stock split on December 15, 2010. As a result of the reverse stock split, every 100 shares of the Company’s common stock issued and outstanding immediately prior to the effective time were combined and reclassified into 1 share of common stock.

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

As a result of the Investment, pursuant to which NAFH acquired approximately 99% (which has subsequently been reduced to approximately 94% as a result of the Rights Offering) of the voting securities of the Company, the Company followed the acquisition method of accounting as required by the Business Combinations Topic of the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).  Under the rules of the SEC Staff Accounting Bulletin Topic 5J, New Basis of Accounting Required in Certain Circumstances (“SEC SAB T. 5J”) the application of “push down” accounting was required.

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

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, acquisition accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements.  Accordingly, retained earnings and accumulated other comprehensive income at March 31, 2011 and December 31, 2010 represent only the results of operations subsequent to September 30, 2010, the date of the NAFH Investment.

Pursuant to the Investment Agreement, shareholders as of July 12, 2010 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $15.00 per share, subject to certain limitations (the “Rights Offering”).  Approximately 533 shares of the Company’s common stock were issued in exchange for approximately $7,776 upon completion of the Rights Offering on January 18, 2011. Subsequent to the Rights Offering, NAFH owns 94% of the Company's outstanding common stock.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses incurred in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated incurred losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formulaic allowance and the specific allowance for impaired loans. Management develops and documents its systematic methodology for determining the allowance for loan losses by first dividing its portfolio into segments—commercial mortgage, residential mortgage, construction and vacant land, commercial and agricultural, indirect auto, home equity and other consumer loans. The Company furthers divides the portfolio segments into classes based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk. The classes for the Company are as follows:

•	Commercial mortgage – owner occupied, office building, hotel or motel, guest houses, retail, multi-family, farmland, and other;

•	Residential mortgage – primary residence, second residence and investment;

•	Construction and vacant land;

•	Commercial and agricultural

•	Indirect auto – prime and sub-prime;

•	Home equity ; and

•	Consumer

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

At March 31, 2011, a large majority of the Company's loans are purchased credit-impaired loans. Estimates of cash flows expected to be collected for purchased credit-impaired loans are updated each reporting period. If the Company has probable decreases in expected cash flows to be collected after acquisition, the Company charges the provision for loan losses and establishes an allowance for loan losses.

The Company individually evaluates for impairment larger commercial and agricultural, construction and vacant land, and commercial mortgage loans. Residential mortgage and consumer loans are not individually evaluated for impairment unless they become delinquent and exceed $500 in recorded investment or represent troubled debt restructurings. Loans are considered impaired when the individual evaluation of current information regarding the borrower's financial condition, loan collateral, and cash flows indicates that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including interest payments. Impaired loans are carried at the lower of the recorded investment in the loan, the present value of expected future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of the collateral, if the loan is collateral dependent. Excluded from the impairment analysis are large groups of smaller balance homogeneous loans such as consumer, indirect auto and residential mortgage loans, which are evaluated on a pool basis. The Company's policy for recognition of interest income, charge offs of loans, and application of payments on impaired loans is the same as the policy applied to nonaccrual loans.

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

•	Residential mortgage, indirect auto and consumer—historical charge-offs and current trends in borrower's credit, property collateral, and loan characteristics

Loans are charged off in whole or in part when they are considered to be uncollectible. For commercial and agricultural, construction and vacant land and commercial mortgage loans, they are generally considered uncollectible based on an evaluation of borrower financial condition as well as the value of any collateral. For residential mortgage and consumer loans, this is generally based on past due status as discussed above, as well as an evaluation of borrower creditworthiness and the value of any collateral. Recoveries of amounts previously charged off are recorded as a recovery to the allowance for loan losses.

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

Earnings (loss) per share have been computed based the following for the periods ended:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Weighted average number of common shares outstanding:
Basic	12,243	148
Dilutive effect of options outstanding	-	-
Dilutive effect of restricted shares	-	-
Dilutive effect of warrants outstanding	2,720	-
Diluted	14,963	148

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Anti-dilutive stock options	7	8
Anti-dilutive restricted stock awards	-	-
Anti-dilutive warrants	13	24

Goodwill and Other Intangible Assets

      Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets include core deposit base premiums and customer relationship intangibles arising from acquisitions and are initially measured at fair value.  The intangibles are being amortized using the straight-line method over estimated lives ranging from 5 to 15 years. Long-lived intangible assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such an asset is determined to be impaired when comparing undiscounted future cash flows to net book value, the impairment loss is measured by the excess of the carrying amount of the asset over its fair value as determined by an estimate of discounted future cash flows. The primary estimates which would be inherent in the impairment evaluation include fair market value, general market conditions, and projections of future operating results.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (the “FASB”) issued new guidance impacting Receivables. The new guidance amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Management is currently evaluating the impact the standard will have on the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to amend ASC Topic 805, Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to amend ASC Topic 320, Receivables. The amendments in this update are intended to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Investment Securities

The amortized cost, estimated fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income of investment securities available for sale at March 31, 2011 and December 31, 2010 are presented below:

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$40,638	$9	$318	$40,329
States and political subdivisions—tax exempt	2,794	2	14	2,782
Marketable equity securities	102	37	-	139
Mortgage-backed securities—residential	366,781	1,141	2,495	365,427
Corporate bonds	2,113	174	-	2,287
Collateralized debt obligation	803	-	12	791
	$413,231	$1,363	$2,839	$411,755

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$40,980	$15	$296	$40,699
States and political subdivisions—tax exempt	3,082	2	25	3,059
States and political subdivisions—taxable	2,308	-	151	2,157
Marketable equity securities	102	-	28	74
Mortgage-backed securities—residential	372,409	946	4,152	369,203
Corporate bonds	2,104	1	-	2,105
Collateralized debt obligation	807	-	12	795
	$421,792	$964	$4,664	$418,092

Proceeds from sales and calls of securities available for sale was $2,594 for the three months ended March 31, 2011. Gross gains of approximately $12 were realized on these sales and calls during the three months ended March 31, 2011.

The estimated fair value of investment securities available for sale at March 31, 2011 by contractual maturity, are shown as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

March 31, 2011
Due in one year or less	$276
Due after one year through five years	18,132
Due after five years through ten years	17,753
Due after ten years	10,028
Marketable equity securities	139
Mortgage-backed securities - residential	365,427
$411,755

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

	Less than 12 Months		12 Months or Longer		Total
March 31, 2011	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$6,949	$318	$-	$-	$6,949	$318
States and political subdivisions—tax exempt	1,969	14		-	1,969	14
States and political subdivisions-taxable	-	-	-	-	-	-
Marketable equity securities	-	-	-	-	-	-
Mortgage-backed securities - residential	188,962	2,495	-	-	188,962	2,495
Corporate bonds	-	-	-	-	-	-
Collateralized debt obligation	791	12	-	-	791	12
Total temporarily impaired	$198,671	$2,839	$-	$-	$198,671	$2,839

	Less than 12 Months		12 Months or Longer		Total
December 31, 2010	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$14,304	$296	$-	$-	$14,304	$296
States and political subdivisions—tax exempt	2,458	25		-	2,458	25
States and political subdivisions-taxable	2,157	151	-	-	2,157	151
Marketable equity securities	74	28	-	-	74	28
Mortgage-backed securities - residential	213,153	4,152	-	-	213,153	4,152
Corporate bonds	-	-	-	-	-	-
Collateralized debt obligation	795	12	-	-	795	12
Total temporarily impaired	$232,941	$4,664	$-	$-	$232,941	$4,664

As of March 31, 2011, the Company’s security portfolio consisted of 61 securities, 30 of which were in an unrealized loss position. As of December 31, 2010, the Company’s security portfolio consisted of 62 securities, 37 of which were in an unrealized loss position.  The majority of unrealized losses are related to the Company’s mortgage-backed securities.

The mortgage-backed securities at March 31, 2011 and December 31, 2010, were issued by U.S. government-sponsored entities and agencies, institutions which the government has affirmed its commitment to support.  Unrealized losses associated with these securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011 or December 31, 2010.

Note 3 – Loans

Major classifications of loans are as follows:

	March 31, 2011	December 31, 2010
Real estate mortgage loans:
Commercial	$616,730	$612,455
Residential	232,347	225,850
Construction and vacant land	40,503	38,956
Commercial and agricultural loans	60,219	60,642
Indirect auto loans	40,653	28,038
Home equity loans	30,541	29,658
Other consumer loans	8,471	8,730
Total loans	1,029,464	1,004,329

Net deferred loan costs	913	301
Loans, net of deferred loan costs	$1,030,377	$1,004,630

      Accretable yield, or income expected to be collected, related to purchased credit-impaired loans is as follows:

Three Months Ended March 31, 2011
Balance, beginning of period	$263,381
New loans purchased	-
Accretion of income	(12,541)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance, end of period	$250,840

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

    The following table presents the aging of the recorded investment in past due loans, based on contractual terms, as of March 31, 2011 by class of loans:

Non-purchased credit impaired loans	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Nonaccrual	Total
Real estate mortgage loans:
Owner occupied commercial	$-	$-	$-	$-
Office building	-	-	-	-
Hotel/motel	-	-	-	-
Guest houses	-	-	-	-
Retail	-	-	-	-
Multi-family	-	-	-	-
Other commercial	-	-	-	-
Primary residential	-	-	-	-
Secondary residential	-	-	-	-
Investment residential	-	-	-	-
Farmland	-	-	-	-
Land, lot and construction	-	-	-	-
Acquired commercial and agricultural	-	-	-	-
Prime indirect auto loans	-	-	-	-
Sub-prime indirect auto loans	-	-	-	-
Acquired home equity loans	-	-	-	-
Acquired other consumer loans	65	-	-	65
Total loans	$65	$-	$-	$65

Purchased credit impaired loans	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Nonaccrual	Total
Real estate mortgage loans:
Owner occupied commercial	$3,503	$23,613	$-	$27,116
Office building	2,669	1,587	-	4,256
Hotel/motel	5,126	3,547	-	8,673
Guest houses	-	-	-	-
Retail	-	-	-	-
Multi-family	-	-	-	-
Other commercial	558	9,672	-	10,230
Primary residential	907	7,904	-	8,811
Secondary residential	1,020	256	-	1,276
Investment residential	-	739	-	739
Farmland	393	1,099	-	1,492
Land, lot and construction	693	8,270	-	8,963
Commercial and agricultural	153	424	-	577
Prime indirect auto loans	118	60	-	178
Sub-prime indirect auto loans	260	56	-	316
Home equity loans	277	873	-	1,150
Other consumer loans	132	84	-	216
Total loans	$15,809	$58,184	$-	$73,993

Purchased credit-impaired loans are not classified as nonaccrual as they are considered to be accruing because their interest income relates to the accretable yield recognized under accounting for purchased credit-impaired loans and not to contractual interest payments.

There were no troubled debt restructurings as of March 31, 2011.

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

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at March 31, 2011:

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate mortgage loans:
Owner occupied commercial	$6,166	$-	$-	$-	$6,166
Office building	-	-	-	-	-
Hotel/motel	-	-	-	-	-
Guest houses	1,020	-	-	-	1,020
Retail	-	-	-	-	-
Multi-family	-	-	-	-	-
Other commercial	6,692	-	-	-	6,692
Primary residential	16,341	-	-	-	16,341
Secondary residential	12,066	-	-	-	12,066
Investment residential	186	-	-	-	186
Farmland	736	-	-	-	736
Land, lot and construction	3,678	-	-	-	3,678
Commercial and agricultural	7,007	-	-	-	7,007
Prime indirect auto loans	22,281	-	-	-	22,281
Sub-prime indirect auto loans	47	-	-	-	47
Home equity loans	10,462	-	-	-	10,462
Other consumer loans	5,090	-	80	-	5,170
Total loans	$91,772	$-	$80	$-	$91,852

      The credit impact of purchased imparied loans is primarily determined by estimates of expected cash flows.  Such estimates are influenced by a number of credit related items which may include, but are not limited to, estimated real estate values, payment patterns, economic environment, LTV ratios and orgination dates.

Note 4 – Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 follows:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Balance, beginning of period	$402	$29,083
Provision for loan losses charged to expense	485	4,925
Loans charged off	(10)	(6,353)
Recoveries of loans previously charged off	-	174
Balance, end of period	$877	$27,829

Roll forward of allowance for loan losses for the three months ended March 31, 2011:

	December 31, 2010	Provision	Net Charge-offs	March 31, 2011
Real estate mortgage loans:
Commercial	$7	$151	$-	$158
Residential	164	177	-	341
Construction and vacant land	-	61	-	61
Commercial and agricultural loans	24	31	-	55
Indirect auto loans	184	43	(10)	217
Home equity loans	14	16	-	30
Other consumer loans	9	6	-	15
Total loans	$402	$485	$(10)	$877

	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit-Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit-Impaired
Real estate mortgage loans:
Commercial	$-	$158	$-	$-	$14,451	$602,279
Residential	-	341	-	-	28,882	203,465
Construction and vacant land	-	61	-	-	3,678	36,825
Commercial and agricultural	-	55	-	-	7,449	52,770
Indirect auto loans	-	217	-	-	22,328	18,325
Home equity loans	-	30	-	-	10,462	20,079
Other consumer loans	-	15	-	-	4,602	3,869
Total loans	$-	$877	$-	$-	$91,852	$937,612

Note 5 – Capital Adequacy

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

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At March 31, 2011 the Company and the Bank maintained capital ratios exceeding the requirement to be considered adequately capitalized.  These minimum amounts and ratios along with the actual amounts and ratios for the Company and the Bank as of March 31, 2011 and December 31, 2010 are presented in the following table.

	Well Capitalized Requirement	Adequately Capitalized Requirement	March 31, 2011 Actual	December 31, 2010 Actual
Tier 1 Capital (to Average Assets)
Consolidated	N/A	≥ 4.0%	9.0%	8.2%
TIB Bank	≥ 5.0%	≥ 4.0%	8.4%	8.1%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 4.0%	14.2%	13.3%
TIB Bank	≥ 6.0%	≥ 4.0%	13.2%	13.0%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	≥ 8.0%	14.3%	13.4%
TIB Bank	≥ 6.0%	≥ 8.0%	13.3%	13.1%

Management believes, as of March 31, 2011, that the Company and the Bank meet all capital requirements to which they are subject.  Tier 1 Capital for the Company includes the trust preferred securities that were issued in September 2000, July 2001 and June 2006 to the extent allowable.

If a bank is classified as adequately capitalized, the bank is subject to certain restrictions.  One of the restrictions is that the bank may not accept, renew or roll over any brokered deposits (including CDARs deposits) without being granted a waiver of the prohibition by the FDIC. As of March 31, 2011, we had $12,612 of brokered deposits consisting of $2,095 of reciprocal CDARs deposits and $10,517 of traditional brokered and one-way CDARs deposits representing approximately 0.9% of our total deposits. $1,852 of CDARs deposits and $10,517 of traditional brokered deposits mature within the next twelve months. Additional restrictions include limitations on deposit pricing, the preclusion from paying “golden parachute” severance payments and the requirement to notify the bank regulatory agencies of certain significant events.

On July 2, 2009, the Bank entered into a Memorandum of Understanding, which is an informal agreement, with bank regulatory agencies that it would move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement was in effect.  At December 31, 2009, these elevated capital ratios were not met.  On July 2, 2010, the Bank entered into a Consent Order, which is a formal agreement, with the bank regulatory agencies under which, among other things, the Bank agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. At March 31, 2011 and December 31, 2010, TIB Bank achieved Tier 1 capital ratios of 8.4% and 8.1%, respectively, and total risk-based capital ratios of 13.3% and 13.1%, respectively, and exceeded all regulatory requirements. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order superseded the Memorandum of Understanding. As discussed in more detail in Note 8 to the unaudited consolidated financial statements, the Consent Order terminated on April 29, 2011 when TIB Bank was merged with and into NAFH National Bank. On September 22, 2010, the Federal Reserve Bank of Atlanta (FRB) and the Company entered into a written agreement (the “Written Agreement”) where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB.

On January 18, 2011, the Company concluded a rights offering wherein legacy shareholders of rights to purchase up to 1,489 shares of common stock, at a price of $15.00 per share, acquired 533 shares of newly issued common stock. The rights offering resulted in net proceeds of $7,776.  The record date for the rights offering was July 12, 2010.

Note 6 – Fair Value Measurements

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

As of March 31, 2011, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of this security are Level 3 inputs. In determining its estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of this security are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of this security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011 Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$40,329	$-	$40,329	$-
States and political subdivisions—tax exempt	2,782	-	2,782	-
Marketable equity securities	139	139	-	-
Mortgage-backed securities—residential	365,427	-	365,427	-
Corporate bonds	2,287	-	2,287	-
Collateralized debt obligations	791	-	-	791
Available for sale securities	$411,755	$139	$410,825	$791

		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$40,699	$-	$40,699	$-
States and political subdivisions—tax exempt	3,059	-	3,059	-
States and political subdivisions—taxable	2,157	-	2,157	-
Marketable equity securities	74	74	-	-
Mortgage-backed securities—residential	369,203	-	369,203	-
Corporate bonds	2,105	-	2,105	-
Collateralized debt obligations	795	-	-	795
Available for sale securities	$418,092	$74	$417,223	$795

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three ended March 31, 2011 and 2010 and held at March 31, 2011 and 2010, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
Successor Company	2011
Beginning balance, January 1,	$795
Included in earnings – other than temporary impairment	-
Included in other comprehensive income	(4)
Transfer in to Level 3	-
Ending balance March 31,	$791

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
Predecessor Company	2010
Beginning balance, January 1,	$759
Included in earnings – other than temporary impairment	-
Included in other comprehensive income	10
Transfer in to Level 3	-
Ending balance March 31,	$769

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011 Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned	$16,885	$-	$-	$16,885
Other repossessed assets	108	-	108	-

		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned	$25,673	$-	$-	$25,673
Other repossessed assets	104	-	104	-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

    The carrying amounts and estimated fair values of financial instruments, at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
Successor Company	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$124,072	$124,072	$153,794	$153,794
Investment securities available for sale	411,755	411,755	418,092	418,092
Loans, net	1,029,500	992,031	1,004,228	995,744
Federal Home Loan Bank and Independent Bankers’ Bank stock	9,621	NM	9,621	NM
Accrued interest receivable	5,160	5,160	4,917	4,917

Financial liabilities:
Non-contractual deposits	$730,995	$730,995	$648,019	$648,019
Contractual deposits	609,219	609,975	719,006	719,328
Federal Home Loan Bank Advances	120,189	119,898	131,116	130,906
Short-term borrowings	46,892	46,890	47,158	47,156
Subordinated debentures	22,958	23,203	22,887	25,267
Accrued interest payable	6,525	6,525	7,260	7,260

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, non contractual which consists of demand deposits and deposits that reprice frequently and fully.  The methods for determining the fair values for securities were described previously.  For loans, contractual deposits, which consist of deposits with infrequent repricing or repricing limits and debt, fair value is based on discounted cash flows using current market rates. It was not practicable to determine the fair value of FHLB and IBB stock due to restrictions placed on their transferability.  The fair value of off balance sheet items is not considered material.

Note 7 – Other Real Estate Owned

Activity in other real estate owned is as follows:

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Balance, beginning of period	$25,673	$21,352
Real estate acquired	1,290	21,975
Changes in valuation reserve	-	(637)
Property sold	(7,459)	(1,741)
Other	-	129
Balance, end of period	$19,504	$41,078

Note 8 – Subsequent Event

Effective April 29, 2011, the Bank, merged (the “Merger”) with and into NAFH National Bank (“NAFH Bank”), a national banking association and wholly owned subsidiary of NAFH, with NAFH Bank as the surviving entity.  NAFH is the owner of approximately 97% of the Company’s common stock.  In addition, five of the Company’s seven directors, and the Company’s Chief Executive Officer, Chief Financial Officer and Chief Risk Officer are affiliated with NAFH.

NAFH Bank was formed on July 16, 2010 in connection with the purchase and assumption of the operations of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”).  On July 16, 2010, NAFH Bank acquired assets of approximately $1.4 billion and assumed deposits of approximately $1.2 billion in the transactions with the FDIC.  As of March 31, 2010, NAFH Bank had total assets and total deposits of approximately $1.2 billion and $849 million, respectively.  Prior to the Merger, NAFH Bank operated 23 branches, with 10 branches in South Florida and 13 branches in South Carolina.  NAFH Bank is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC.

The Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between the Bank and NAFH Bank, dated as of April 27, 2011 (the “Merger Agreement”).  In the Merger, each share of Bank common stock was converted into the right to receive shares of NAFH Bank common stock.  As a result of the Merger, the Company now owns approximately 53% of NAFH Bank, with NAFH owning the remaining 47%.

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

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2011, and statements of operations for the three months ended March 31, 2011.  The Company’s financial results of operations include the operations of TIB Bank (the “Bank”) and Naples Capital Advisors, Inc.

North American Financial Holdings, Inc. (“NAFH”) Investment

On September 30, 2010, (the “Transaction Date”) the Company completed the issuance and sale to NAFH of 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,666,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000,000.The consideration was comprised of approximately $162,840,000 in cash and approximately $12,160,000 in the form of a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which NAFH purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by NAFH converted into an aggregate of 4,666,667 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000. The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share.

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

TIB Bank Merger with NAFH National Bank

Effective April 29, 2011, TIB Bank, merged (the “Merger”) with and into NAFH National Bank (“NAFH Bank”), a national banking association and wholly owned subsidiary of NAFH, with NAFH Bank as the surviving entity.  NAFH is the owner of approximately 94% of the Company’s common stock.  In addition, five of the Company’s seven directors, and the Company’s Chief Executive Officer, Chief Financial Officer and Chief Risk Officer are affiliated with NAFH.

NAFH Bank was formed on July 16, 2010 in connection with the purchase and assumption of the operations of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”).

On July 16, 2010, NAFH Bank acquired assets of approximately $1.4 billion and assumed deposits of approximately $1.2 billion in the transactions with the FDIC.  As of March 31, 2011, NAFH Bank had total assets of $1.2 billion and total deposits of $850 million.  Prior to the Merger, NAFH Bank operated 23 branches, with 10 branches in South Florida and 13 branches in South Carolina.  NAFH Bank is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC.

The Merger occurred pursuant to the terms of an Agreement of Merger entered into by and between the Bank and NAFH Bank, dated as of April 27, 2011 (the “Merger Agreement”).  In the Merger, each share of Bank common stock was converted into the right to receive shares of NAFH Bank common stock.  As a result of the Merger, the Company now owns approximately 53% of NAFH Bank, with NAFH owning the remaining 47%.

Consent Order

On July 2, 2010, TIB Bank entered into a Consent Order, which is a formal agreement, with the bank regulatory agencies under which, among other things, the Bank has agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. At March 31, 2011 and December 31, 2010, TIB Bank achieved Tier 1 capital ratios of 8.4% and 8.1%, respectively and total risk-based capital ratios of 13.3% and 13.1%, respectively, and exceeded all regulatory requirements. As discussed in more detail below and in Note 8 to the unaudited consolidated financial statements, the Consent Order terminated on April 29, 2011 when TIB Bank was merged with and into NAFH National Bank. On September 22, 2010 the Federal Reserve Bank of Atlanta (“FRB”) and the Company entered into a written agreement (the “Written Agreement”) where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB.

NASDAQ Delisting

On July 7, 2010, the Company received a delisting notice from The NASDAQ Stock Market LLC, which was anticipated, due to the Company’s non-compliance with the NASDAQ’s $1.00 per share bid price requirement. The letter from the NASDAQ notified the Company that it was in violation of NASDAQ Marketplace Rule 5505 in that the bid price for its common stock was below the required listing standard and that its common stock would be delisted from the NASDAQ on July 16, 2010 unless the Company asked for a hearing before a NASDAQ Listing Qualifications Hearing Panel. This hearing was held on August 5, 2010. During the hearing the Company requested an extension to January 3, 2011 for the Company to demonstrate a closing bid price of $1.00 per share in accordance with the NASDAQ rules. The Company advised NASDAQ that the Company intended to call a special meeting of its shareholders following the closing of the NAFH Investment to approve the adoption of an amendment to the Company’s Restated Articles of Incorporation to affect a reverse stock split and thereby regain compliance with the listing rules. On September 2, 2010, the Company was advised by the NASDAQ that its request for an extension to January 3, 2011 was granted.  On December 15, 2010, the Company affected a 1 for 100 reverse stock split. Additionally, on January 18, 2011, the Company completed a Rights Offering through which 533,029 shares of the Company’s common stock were issued in exchange for approximately $8.0 million. As a result of these actions, the Company met the continued listing requirements for the NASDAQ Capital Market. Pursuant to our request, the listing of the Company’s shares was transferred to the NASDAQ Capital Market effective upon the open of trading on January 27, 2011.

Quarterly Summary

For the first quarter of 2011, the Company reported net income of $1.1 million.  Basic and diluted income per common share was $0.09 and $0.07, respectively. The most significant factor contributing to net income during the quarter was net interest income. The provision for loan losses of $485,000 recorded reflects the increase in the allowance for loan losses during the quarter for loans originated subsequent to the Investment by NAFH.  Other than approximately $10,000 in net charge-offs associated with loans originated subsequent to the Investment, no net charge-offs or losses on the disposition of other real estate owned were recorded as credit losses experienced were incorporated in the net credit loss expectations and discounts recorded on loans and other real estate acquired as of September 30, 2010.

Significant developments are outlined below.

•
TIB Bank, the Company’s subsidiary bank at March 31, 2011, reported leverage, tier 1 risk-based and total risk-based capital ratios of 8.4%, 13.2% and 13.3%, respectively, exceeding all regulatory requirements.

•	The Company’s net income increased by 91% to $1.1 million and $0.07 per diluted common share as compared to the quarter ended December 31, 2010.

•
The net interest margin increased to 3.34% during the quarter due to continued favorable repricing of deposit liabilities coupled with redeployment of cash to investable securities.  There continues to be a high level of cash and highly liquid investment securities maintained during the quarter which is available to be redeployed to fund higher yielding assets as such opportunities arise; however, the margin and overall earning asset yield is unfavorably impacted by these lower yielding assets.

•	The Company originated $33.9 million of residential mortgages, $18.5 million of commercial loans and $18.1 million in consumer and indirect loans to prime borrowers during the quarter.

•
Naples Capital Advisors and TIB Bank’s trust department continued to establish new investment management and trust relationships, increasing the market value of assets under management to $216 million as of March 31, 2011.

TIB Financial Corp. reported total assets of $1.73 billion as of March 31, 2011, a decrease of 1.5% from December 31, 2010.  Total loans increased to $1.03 billion compared to $1.00 billion at December 31, 2010. Total deposits of $1.34 billion, as of March 31, 2011, were approximately 2% lower than the $1.37 billion at December 31, 2010. The decline in deposits was lead by a $109.8 million decrease in time deposits, partially offset by an $83.0 million increase in non-interest bearing and interest bearing savings, NOW and money market accounts.

Results of Operations

Net income

Three months ended March 31, 2011 (Successor Company):

The Company reported net income of $1.1 million for the three months ended March 31, 2011. Basic and diluted income per common share was $0.09 and $0.07, respectively. The provision for loan losses recorded during the quarter of $485,000 reflects the current period increase in the allowance for loan losses for non-PCI loans.  Other operating expense includes a favorable resolution of a vendor dispute which resulted in a refund of approximately $208,000.

Three months ended March 31, 2010 (Predecessor Company):

For the first quarter of 2010, the Company reported a net loss before dividends on preferred stock of $5.1 million.  The loss allocated to common shareholders was $38.36 per share for the 2010 first quarter.  The loss was primarily due to no tax benefit recorded during the period as a result of the Company’s deferred tax assets being fully reserved; a $4.9 million provision for loan losses; and $1.1 million in valuation adjustments, losses on sale and operating expenses associated with foreclosed real estate (“OREO”).

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

Rate and volume variance analyses allocate the change in interest income and interest expense between that which is due to changes in the rate earned or paid for specific categories of assets and liabilities and that which is due to changes in the average balance between two periods.  Because of the purchase accounting adjustments, the amounts for the three month period ended March 31, 2011 are not comparable to the three month period ended March 31, 2010.

Three months ended March 31, 2011 (Successor Company):

Net interest income was $12.7 million for the three months ended March 31, 2011. The net interest income was significantly impacted by the purchase accounting adjustments to the interest earning assets and interest bearing liabilities.  Because of the accretion of new discounts and premiums established by re-valuing the assets and liabilities to their fair values as of September 30, 2010, the rates at which interest income and expense are accrued changed from prior periods irrespective of whether market rates or contractual rates changed.  Due to the continued favorable repricing of deposit liabilities coupled with the purchase accounting adjustments the net interest margin increased to 3.34%. Additionally, the high level of cash and highly liquid investment securities maintained during the three months ended March 31, 2011, while available to be redeployed to fund higher yielding assets as such opportunities arise, have an unfavorable impact on the margin and the overall yield on earning assets is unfavorably impacted these lower yielding assets.

Going forward, we expect market short-term interest rates to remain low in the near term.  We expect deposit costs to continue to decline but they may decrease more slowly or to a lesser extent than loan yields, or they could increase due to strong demand in the financial markets and banking system for liquidity which may be reflected in elevated pricing competition for deposits. The predominant drivers affecting net interest income are the composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

Three months ended March 31, 2010 (Predecessor Company):

Net interest income was $11.5 million for the three months ended March 31, 2010 while the net interest margin was 2.94%. The net interest margin reflects the repricing or replacement of higher priced deposits with lower cost funding which resulted in a decrease in the overall cost of our interest bearing deposits during the first quarter of 2010. These factors were partially offset by the continued maintenance of higher levels of liquid investment securities and cash equivalents and a change in asset mix resulting in lower volumes of higher yielding loans. The net interest margin was adversely impacted by the level of nonaccrual loans and non-performing assets during the period, which reduced the margin by approximately 23 basis points during the first quarter of 2010.

Interest and dividend income for the three months of 2010 was impacted by lower balances on loans and investment securities, the higher level of non-performing loans and declines in market interest rates. Due to the lower interest rate environment and the higher level of non-accrual loans, the yield of our loans declined.

Partially offsetting the decline in interest and dividend income, were decreases in interest expense on deposits as a result of lower interest rates paid as well as other market interest rates. The average interest cost of interest bearing deposits declined during the quarter along with the overall cost of interest bearing liabilities.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2011 and March 31, 2010.

	Successor Company			Predecessor Company
	2011			2010
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,013,147	$13,421	5.37%	$1,178,851	$16,018	5.51%
Investment securities (2)	408,136	2,358	2.34%	283,694	2,244	3.21%
Interest-bearing deposits in other banks	112,602	70	0.25%	120,197	74	0.25%
Federal Home Loan Bank stock	9,334	25	1.09%	10,447	3	0.12%
Federal funds sold and securities sold under agreements to resell	3	-	0.00%	13	-	0.00%
Total interest-earning assets	1,543,222	15,874	4.17%	1,593,202	18,339	4.67%

Non-interest-earning assets:
Cash and due from banks	23,196			24,627
Premises and equipment, net	42,992			40,807
Allowance for loan losses	(272)			(27,486)
Other assets	115,581			69,138
Total non-interest-earning assets	181,497			107,086
Total assets	$1,724,719			$1,700,288

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$175,559	$130	0.30%	$210,514	$192	0.37%
Money market	203,172	368	0.73%	203,291	529	1.06%
Savings deposits	103,268	168	0.66%	87,211	153	0.71%
Time deposits	643,898	1,788	1.13%	689,850	4,028	2.37%
Total interest-bearing deposits	1,125,897	2,454	0.88%	1,190,866	4,902	1.67%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	171,660	251	0.59%	194,095	1,237	2.58%
Long-term borrowings	22,911	456	8.07%	63,000	654	4.21%
Total interest-bearing liabilities	1,320,468	3,161	0.97%	1,447,961	6,793	1.90%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	208,580			185,156
Other liabilities	11,048			11,565
Shareholders’ equity	184,623			55,606
Total non-interest-bearing liabilities and shareholders’ equity	404,251			252,327
Total liabilities and shareholders’ equity	$1,724,719			$1,700,288

Interest rate spread (tax equivalent basis)			3.20%			2.77%
Net interest income (tax equivalent basis)		$12,713			$11,546
Net interest margin (3) (tax equivalent basis)			3.34%			2.94%

_______
(1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3) Net interest margin is net interest income divided by average total interest-earning assets.

  Non-interest Income

           The following table presents the principal components of non-interest income for the three months ended March 31, 2011 and March 31, 2010.

(Dollars in thousands)	Successor Company	Predecessor Company
	2011	2010
Service charges on deposit accounts	$813	$915
Investment securities gains, net	12	1,642
Fees on mortgage loans sold	354	283
Investment advisory fees	387	307
Debit card income	413	344
Earnings on bank owned life insurance policies	101	100
Loss on sale of indirect loans	-	(346)
Management fee income	525	-
Other	166	169
Total non-interest income	$2,771	$3,414

The Company is unable to provide a comparable analysis in this discussion because there are no comparable periods due to the acquisition accounting adjustments discussed above. During the three months ended March 31, 2011, fees from the origination and sale of residential mortgages of $18.3 million in the secondary market were $354,000. The Company recorded $525,000 of management fee income during the first quarter of 2011 pursuant to a third party reliance agreement which covered services provided by TIB Bank employees on behalf of the Company’s affiliate, NAFH Bank.

During the three months ended March 31, 2010, investment security gains of $1.6 million were realized on the sale of $90.0 million of available for sale securities.  Fees from the origination and sale of $13.4 million of residential mortgages in the secondary market were $283,000. During the quarter a loss of $346,000 was recognized on the sale of approximately $20.1 million of indirect auto loans.

Non-interest Expense

     The following table represents the principal components of non-interest expense for the three months ended March 31,2011 and 2010:

(Dollars in thousands)	Successor Company	Predecessor Company
	2011	2010
Salary and employee benefits	$6,501	$6,836
Net occupancy expense	2,048	2,284
Foreclosed asset related expense	522	1,100
Legal, and other professional	884	863
Computer services	414	722
Collection costs	(7)	43
Postage, courier and armored car	268	282
Marketing and community relations	205	382
Operating supplies	142	145
Directors’ fees	31	195
Travel expenses	39	82
FDIC and state assessments	1,121	861
Amortization of intangibles	364	389
Net gains on disposition of repossessed assets	(14)	(52)
Insurance, non-building	383	312
Other operating expense	424	590
Total non-interest expense	$13,325	$15,034

The Company is unable to provide a comparable analysis in this discussion because there are no comparable periods due to the acquisition accounting adjustments discussed above. During the first quarter of 2011, FDIC insurance costs of $1.1 million relate to higher deposit insurance premium rates in effect since the second quarter of 2010. Due to the Investment by NAFH and the corresponding improvement in our financial condition and capital position, we expect these rates to decline in the near future. Foreclosed asset related expenses of $522,000 during the first quarter of 2011 includes OREO workout related expenses along with ownership costs such as real estate taxes, insurance, and other costs to own and maintain the properties.  Other operating expense includes a refund of approximately $208,000 from a favorable resolution of a vendor dispute.

During the first quarter of 2010, foreclosed asset related expenses were $1.1 million. Of this amount, $512,000 related to OREO valuation adjustments reflecting the decline in real estate values determined by updated appraisals comparable sales and local market trends in asking prices and data from recent closed transactions.  Other OREO operating and ownership expenses were $463,000. Such costs included real estate taxes, insurance and other costs to own and maintain the properties.

Provision for income taxes

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The effective income tax rate for the three months ended March 31, 2010 was approximately 35%. As of March 31, 2011 and December 31, 2010, management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time of the analysis, concluded that a valuation allowance was not necessary.

No tax benefit was recorded during the three months ended March 31, 2010 due to an offsetting increase in the valuation allowance against deferred taxes.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses we had incurred prior to the Investment by NAFH coupled with the expectation that our future realization of deferred taxes would be limited as a result of a planned capital offering. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary prior to the September 30, 2010 Investment by NAFH.

Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and our overall level of taxable income. Additionally, there were no unrecognized tax benefits at March 31, 2011, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Balance Sheet

Total assets at March 31, 2011 were $1.73 billion, a decrease of $27.5 million, or 2%, from total assets of $1.76 billion at December 31, 2010.  At March 31, 2011, total loans of $1.03 billion increased by $25.7 million or 3% from December 31, 2010.

At March 31, 2011, advances from the Federal Home Loan Bank, with a carrying value of $120.2 million, and a notional value of $115.0 million decreased $10.9 million from December 31, 2010.  The decrease was due to the maturity and repayment of a $10.0 million FHLB advance.

Total deposits of $1.34 billion as of March 31, 2011, decreased $26.8 million, or 2%, compared to $1.37 billion at December 31, 2010.  The decrease in deposits was comprised of a $109.8  million decrease in higher cost time deposits, partially offset by an $83.0 million increase in core deposits, primarily savings, non-interest bearing and money market deposits. Due to the change in mix, the weighted average cost of deposits decreased to 0.94% at March 31, 2011 from 1.15% as of December 31, 2010.

Shareholders’ equity totaled $187.0 million at March 31, 2011, increasing $10.2 million from December 31, 2010 due primarily to the completion of a rights offering through which 533,029 shares of the Company’s common stock were issued in exchange for approximately $7.8 million.

Loan Portfolio Composition

The most significant component of our loan portfolio, representing 60% of total loans, is classified in the notes to the accompanying unaudited financial statements as commercial real estate. Our goal of maintaining high standards of credit quality include a strategy of diversification of loan type and purpose within this category. The following chart illustrates the composition of this portfolio as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Commercial Real Estate	Percentage Composition	Commercial Real Estate	Percentage Composition
Mixed Use Commercial/Residential	$92,024	15%	$88,887	15%
Office Buildings	92,610	15%	92,310	15%
Hotels/Motels	69,003	11%	69,177	11%
1-4 Family and Multi Family	56,283	9%	57,645	9%
Guesthouses	90,217	15%	89,868	15%
Retail Buildings	68,160	11%	68,800	11%
Restaurants	39,932	6%	40,382	7%
Marinas/Docks	19,016	3%	19,224	3%
Warehouse and Industrial	28,684	5%	28,833	5%
Farmland	12,538	2%	12,083	2%
Other	48,263	8%	45,246	7%
Total	$616,730	100%	$612,455	100%

Non-performing Assets and Allowance for Loan Losses

Non-performing assets include non-accrual loans and investment securities, repossessed personal property, and other real estate.  Loans and investments in debt securities are placed on non-accrual status when management has concerns relating to the ability to collect the principal and interest and generally when loans are 90 days past due.

(Dollars in thousands)	March 31, 2011	December 31, 2010
Total non-accrual loans	$-	$-
Accruing loans delinquent 90 days or more	58,184	56,337
Total	$58,184	$56,337

Non-accrual investment securities	791	795
Repossessed personal property (primarily indirect auto loans)	108	104
Other real estate owned	19,504	25,673
Other assets (*)	2,136	2,111
Total non-performing assets	$80,723	$85,020

Allowance for loan losses	$877	$402

Non-performing assets as a percent of total assets	4.67%	4.84%
Non-performing loans as a percent of gross loans	N/A	N/A
Allowance for loan losses as a percent of non-performing loans	N/A	N/A

(*)
In 1998, TIB Bank made a loan to construct a lumber mill in northern Florida. The loan was 80% guaranteed as to principal and interest by the U.S. Department of Agriculture (USDA). In addition to business real estate and equipment, the loan was collateralized by the business owner’s interest in a trust. As of March 31, 2011, the trust is in the process of liquidation and determining the distributions payable to the trust’s beneficiaries.

The non-guaranteed principal and interest ($2.0 million at March 31, 2011 and December 31, 2010) and the reimbursable capitalized liquidation costs and protective advance costs totaling approximately $171,000 and $146,000 at March 31, 2011 and December 31, 2010, respectively, are included as “other assets” in the financial statements.

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

Due to the closing of the NAFH Investment on September 30, 2010, which resulted in their ownership of approximately 99% of the Company, immediately following the Investment, significant preliminary accounting adjustments were recorded resulting in the Company’s balance sheet being revalued to fair value. The most significant adjustments related to loans which previously were recorded based upon their contractual amounts and were adjusted to reflect September 30, 2010 estimated fair values. During the first quarter of 2010, prior to the application of adjustments related to the application of the acquisition method of accounting, the provision for loan losses reflected increases in the amount of required valuation allowances on impaired loans.  As of September 30, 2010, due to the application of the acquisition method of accounting loans were recorded at fair value and no allowance for loan losses was required. The provision for loan losses during the first quarter of 2011 and the allowance for loan losses of $877,000 and $402,000, at March 31, 2011 and December 31, 2010, respectively, reflects the allowance for loan losses established for loans originated subsequent to September 30, 2010.

The provision for loan losses was impacted by many factors including changes in the value of real estate collateralizing loans, net charge-offs, the increase in loans outstanding, changes in impaired loans, historical loss rates and changes in the mix of loan types. Our provision for loan losses in future periods will also be influenced by the differences in actual credit losses resulting from the resolution of problem loans from the estimated credit losses used in determining the estimated fair value of loans as of September 30, 2010. For loans originated following the NAFH Investment, the provision for loan losses will be affected by the loss potential of impaired loans and trends in the delinquency of loans, non-performing loans and net charge offs, which cannot be reasonably predicted.

Management continuously monitors and actively manages the credit quality of the entire loan portfolio and will continue to recognize the provision required to maintain the allowance for loan losses at an appropriate level.

Net activity relating to other real estate owned loans during the first quarter of 2011 is as follows:

OREO Activity
(Dollars in thousands)

OREO as of January 1, 2011	$25,673
Real estate acquired	1,290
Properties sold	(7,459)
OREO as of March 31, 2011	$19,504

Capital and Liquidity

Capital

If a bank is not classified as well capitalized, certain operating restrictions apply. One of the restrictions is that the bank may not accept, renew or roll over any brokered deposits (including CDARs deposits) without being granted a waiver of the prohibition by the FDIC. As of March 31, 2010, we had $12.6 million of brokered deposits consisting of $2.1 million of reciprocal CDARs deposits and $10.5 million of traditional brokered deposits representing approximately 0.9% of our total deposits. CDARs deposits with notional balances of $1.9 million and traditional brokered deposits of $10.5 mature within the next twelve months. Additional restrictions include limitations on deposit pricing, the preclusion from paying “golden parachute” severance payments and the requirement to notify the bank regulatory agencies of certain significant events.

On July 2, 2009, TIB Bank entered into a Memorandum of Understanding, which is an informal agreement with bank regulatory agencies that it will move in good faith to increase its Tier 1 leverage capital ratio to not less than 8% and its total risk-based capital ratio to not less than 12% by December 31, 2009 and maintain these higher ratios for as long as this agreement is in effect.  At December 31, 2009, these elevated ratios were not met. On July 2, 2010, the Bank entered into a Consent Order, a formal agreement, with the bank regulatory agencies under which, among other things, the Bank agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. At March 31, 2011 and December 31, 2010, TIB Bank achieved Tier 1 capital ratios of 8.4% and 8.1%, respectively and total risk-based capital ratios of 13.3% and 13.1%, respectively, and exceeded all regulatory requirements. The Consent Order also governs certain aspects of the Bank’s operations including a requirement that it reduce the balance of assets classified substandard and doubtful by at least 70% over a two-year period, and not undertake asset growth of 5% or more per year without prior approval from the regulatory agencies. The Consent Order superseded the Memorandum of Understanding. As discussed in more detail in Note 8 to the unaudited consolidated financial statements, the Consent Order terminated on April 29, 2011 when TIB Bank was merged with and into NAFH National Bank.

As of March 31, 2011 and December 31, 2010, the Company’s ratios of total capital to risk-weighted assets were 14.3% and 13.4%, respectively, and the leverage ratios were 9.0% and 8.2%, respectively, which exceeded the levels required to be considered adequately capitalized

The Company received a request from the Federal Reserve Bank of Atlanta (FRB) for the Company’s Board of Directors to adopt a resolution that it will not make any payments or distributions on the outstanding trust preferred securities without the prior written approval of the Reserve Bank.  The Board adopted this resolution on October 5, 2009. On September 22, 2010 the FRB and the Company entered into a written agreement (the “Written Agreement”) where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB.

On September 30, 2010, the Company completed the issuance and sale to NAFH of 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,666,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175.0 million (the “Investment”). The consideration was comprised of approximately $162.8 million in cash and approximately $12.2 million in the form of a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which NAFH purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by NAFH mandatorily converted into an aggregate of 4,666,667 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000. The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share.

On January 18, 2011, the Company concluded a rights offering wherein legacy shareholders of rights to purchase up to 1,488,792 shares of common stock, at a price of $15.00 per share, acquired 533,029 shares of newly issued common stock. The rights offering resulted in net proceeds of $7.8 million.  The record date for the rights offering was July 12, 2010.

Liquidity

The goal of liquidity management is to ensure the availability of an adequate level of funds to meet the loan demand and deposit withdrawal needs of the Company’s customers.  We manage the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times.

In addition to maintaining a stable core deposit base, we seek to maintain adequate liquidity primarily through the use of investment securities, short term investments such as federal funds sold and unused borrowing capacity. The Bank has invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank.  The credit availability to the Bank is based on a percentage of the Bank’s total assets as reported in its most recent quarterly financial information submitted to the Federal Home Loan Bank and subject to the pledging of sufficient collateral.  At March 31, 2011, there were $115.0 million in advances outstanding, with an estimated fair value of $120.2 million, in addition to $25.2 million in letters of credit including $25.1 million used in lieu of pledging securities to the State of Florida to collateralize governmental deposits.  As of March 31, 2011, collateral availability under our agreements with the Federal Home Loan Bank provided for total borrowings of up to approximately $250.8 million of which $110.6 million was available.

The Bank had a secured repurchase agreement from its correspondent bank with a maximum credit availability of $30.0 million as of March 31, 2011. As of March 31, 2011, collateral availability under our agreement with the Federal Reserve Bank of Atlanta (“FRB”) provides for up to $35.4 million of borrowing availability from the FRB discount window. We believe that we have adequate funding sources through unused borrowing capacity from our correspondent banks and FRB, available cash, unpledged investment securities, loan principal repayment and potential asset maturities and sales to meet our foreseeable liquidity requirements.

As of March 31, 2011, our holding company had cash of approximately $11.3 million.  This cash is available for providing capital support to the Bank and for other general corporate purposes. The Company received a request from the FRB for the Company’s Board of Directors to adopt a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the FRB.  The Board adopted this resolution on October 5, 2009.  The Company notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. In January 2010, the Company notified the trustees of its $8 million trust preferred securities due September 7, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payment due March 2010.  The Company also notified the Treasury of its election to defer the dividend payment on the Series A preferred stock issued under TARP beginning in November 2009. On September 22, 2010, the Company entered into a written agreement with the FRB that, among other things, the Company will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the FRB.  Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock, or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due. At this time it is unlikely that the Company will resume payment of cash dividends on its common stock for the foreseeable future. As previously discussed, on September 30, 2010, we completed the issuance and sale to NAFH of shares of the Company’s common stock, preferred stock and warrant to purchase additional shares of the Company’s stock for aggregate consideration of $175 million. Approximately $12.2 million of the consideration was in the form of a contribution to the Company of all 37,000 shares of preferred stock issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. For additional information on the NAFH investment, refer to Note 1 of the unaudited consolidated financial statements.

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

March 31, 2011 (Successor Company)
(Dollars in thousands)	3 Months or Less	4 to 6 Months	7 to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$331,109	$75,898	$99,388	$353,238	$169,831	$1,029,464
Investment securities-taxable	35,667	11,044	-	-	362,123	408,834
Investment securities-tax exempt	-	-	276	834	1,672	2,782
Marketable equity securities	139	-	-	-	-	139
FHLB stock	9,334	-	-	-	-	9,334
Interest-bearing deposits in other banks	96,365	-	-	-	-	96,365
Total interest-earning assets	472,614	86,942	99,664	354,072	533,626	1,546,918

Interest-bearing liabilities:
NOW accounts	180,204	-	-	-	-	180,204
Money market	214,532	-	-	-	-	214,532
Savings deposits	111,645	-	-	-	-	111,645
Time deposits	99,304	65,801	155,118	288,996	-	609,219
Subordinated debentures	14,106	-	-	-	8,852	22,958
Other borrowings	46,895	-	56,542	63,644	-	167,081
Total interest-bearing liabilities	666,686	65,801	211,660	352,640	8,852	1,305,639

Interest sensitivity gap	$(194,072)	$21,141	$(111,996)	$1,432	$524,774	$241,279

Cumulative interest sensitivity gap	$(194,072)	$(172,931)	$(284,927)	$(283,495)	$241,279	$241,279

Cumulative sensitivity ratio	(12.5%)	(11.2%)	(18.4%)	(18.3%)	15.6%	15.6%

We are cumulatively liability sensitive through the five-year time period, and asset sensitive in the over five year timeframe above. Certain liabilities such as non-indexed NOW and savings accounts, while technically subject to immediate re-pricing in response to changing market rates, historically do not re-price as quickly or to the extent as other interest-sensitive accounts. Approximately 17% of our deposit funding is comprised of non-interest-bearing liabilities and total interest-earning assets are greater than the total interest-bearing liabilities. Therefore it is anticipated that, over time, the effects on net interest income from changes in asset yield will be greater than the change in expense from liability cost. Generally, we expect loan and investment yields and deposit costs to continue to decline. However, deposit rates could increase due to demand in financial markets, banking system and other local markets for liquidity which may be reflected in elevated pricing competition for deposits. The predominant drivers to increase net interest income are the volume and composition of earning assets, the interest rates paid on our deposits and the net change in non-performing assets.

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

Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  Unused commercial lines of credit, which comprise a substantial portion of these commitments, generally expire within a year from their date of origination.  At March 31, 2011, total unfunded loan commitments were approximately $66.3 million.

Standby letters of credit are conditional commitments issued by the Bank to assure the performance or financial obligations of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The Bank generally holds collateral and/or obtains personal guarantees supporting these commitments.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements. At March 31, 2011, commitments under standby letters of credit aggregated approximately $1.6 million.

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

The estimated interest rate risk as of March 31, 2011 was analyzed using simulation analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates.  The Bank uses standardized assumptions run against Bank data by an outsourced provider of Asset liability modeling.  The model derives expected interest income and interest expense resulting from an immediate two percentage point increase or decrease parallel shift in the yield curve.  The standard parallel yield curve shift uses the implied forward rates and a parallel shift in interest rates to measure the relative risk of change in the level of interest rates.

The analysis indicates an immediate 200 basis point parallel interest rate increase would result in a decrease in net interest income of approximately $1.06 million or -2% over a twelve month period.  While a 200 basis point parallel interest rate increase ramped over twenty four months would result in an increase in net interest income of approximately $1.94 million or 4% over a twelve month period.

The projected impact on our net interest income of a 200 basis point parallel increase of the yield curve and 12 month ramped 200 basis point parallel increase of interest rates are summarized below:

	March 31, 2011
	Immediate Parallel Shift	Ramped Parallel Shift
Twelve Month Period	+2%	+2%

Percentage change in net interest income	-2%	+4%

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the three month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party or to which any of the Company’s or its subsidiaries’ property is subject. In addition, the Company is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, operating results or condition.

Item 1a. Risk Factors

There has not been any material change in the risk factor disclosure from that contained in the Company’s 2010 Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the three months ended March 31, 2011 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the three months ended March 31, 2011.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

 (a) Exhibits

Exhibit 2.1	-
Agreement of Merger of TIB Bank with and into NAFH National Bank, by and between NAFH National Bank and TIB Bank, dated as of April 27, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2011)

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

TIB FINANCIAL CORP.
Date: May 16, 2011	/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Date: May 16, 2011	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer (Principal Accounting Officer)