Form 10-Q
period 2011-06-30
TIB FINANCIAL CORP.
filed 2011-08-15
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “ large accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value	12,349,935
Class	Outstanding as of July 31, 2011

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended June 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP. CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share data)
	(Unaudited)
	June 30, 2011	December 31, 2010

Assets
Cash and due from banks	$6,145	$153,794

Investment securities available for sale	-	418,092

Loans, net of deferred loan costs and fees	-	1,004,630
Less: Allowance for loan losses	-	402
Loans, net	-	1,004,228

Premises and equipment, net	-	43,153
Goodwill	-	29,999
Intangible assets, net	3,288	11,406
Other real estate owned	-	25,673
Deferred income tax asset	-	19,973
Accrued interest receivable and other assets	743	50,548
Equity method investment in Capital Bank, NA	199,927	-
Total Assets	$210,103	$1,756,866

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$-	$198,092
Interest-bearing	-	1,168,933
Total deposits	-	1,367,025

Federal Home Loan Bank (FHLB) advances	-	131,116
Short-term borrowings	-	47,158
Long-term borrowings	23,031	22,887
Accrued interest payable and other liabilities	7,036	11,930
Total liabilities	30,067	1,580,116

Shareholders’ equity
Common stock - $.10 par value per share: 50,000 shares authorized, 12,350 and 11,817 shares issued and outstanding, respectively	1,235	1,182
Additional paid in capital	174,903	177,316
Retained earnings	2,588	560
Accumulated other comprehensive income (loss)	1,310	(2,308)
Total shareholders’ equity	180,036	176,750

Total Liabilities and Shareholders’ Equity	$210,103	$1,756,866

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest and dividend income
Loans, including fees	$4,347	$14,636	$17,745	$30,635
Investment securities:
Taxable	902	2,229	3,238	4,373
Tax-exempt	4	41	19	108
Interest-bearing deposits in other banks	31	75	101	149
Federal Home Loan Bank stock	6	7	31	10
Total interest and dividend income	5,290	16,988	21,134	35,275

Interest expense
Deposits	822	4,509	3,276	9,411
Federal Home Loan Bank advances	64	1,181	301	2,395
Short-term borrowings	4	25	19	48
Long-term borrowings	466	671	922	1,325
Total interest expense	1,356	6,386	4,518	13,179

Net interest income	3,934	10,602	16,616	22,096

Provision for loan losses	136	7,700	621	12,625
Net interest income after provision for loan losses	3,798	2,902	15,995	9,471

Non-interest income
Service charges on deposit accounts	257	839	1,070	1,754
Fees on mortgage loans originated and sold	144	481	498	764
Investment advisory and trust fees	379	313	766	620
Loss on sale of indirect auto loans	-	-	-	(346)
Equity in income from investment in Capital Bank, NA	658	-	658	-
Other income	464	868	1,669	1,481
Investment securities gains (losses), net	-	993	12	2,635
Other-than-temporary impairment losses on investments
Gross impairment losses	-	-	-	-
Less: Impairments recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	-
Total non-interest income	1,902	3,494	4,673	6,908

Non-interest expense
Salaries and employee benefits	2,250	6,413	8,751	13,249
Net occupancy and equipment expense	692	2,273	2,740	4,557
Foreclosed asset related expense	43	5,149	565	6,249
Other expense	1,614	6,660	5,868	11,474
Total non-interest expense	4,599	20,495	17,924	35,529

Income (loss) before income taxes	1,101	(14,099)	2,744	(19,150)

Income tax expense	141	-	716	-

Net income (loss)	$960	$(14,099)	$2,028	$(19,150)
Preferred dividends earned by preferred shareholders and discount accretion	-	669	-	1,329
Net loss allocated to common shareholders	$960	$(14,768)	$2,028	$(20,479)

Basic income (loss) per common share	$0.08	$(99.45)	$0.17	$(137.96)

Diluted income (loss) per common share	$0.07	$(99.45)	$0.14	$(137.96)

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars and shares in thousands, except per share data)

Successor Company	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance April 1, 2011	12,350	$1,235	$185,039	$1,628	$(921)	$186,981
Comprehensive income:
Net income				960		960
Net market valuation adjustment on securities available for sale					2,721
Less: reclassification adjustment for gains					-
Other comprehensive income, net of tax expense of $1,642						2,721
Comprehensive income						3,681
Effects of merger of TIB Bank into Capital Bank, NA			(10,123)		(490)	(10,613)
Common stock issued in Rights Offering			(13)			(13)
Balance, June 30, 2011	12,350	$1,235	$174,903	$2,588	$1,310	$180,036

Predecessor Company	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, April 1, 2010	37	$33,919	149	$15	$76,304	$(55,234)	$(3,649)	$(569)	$50,786
Comprehensive loss:
Net loss						(14,099)			(14,099)
Net market valuation adjustment on securities available for sale							3,236
Less: reclassification adjustment for gains							(993)
Other comprehensive income									2,243
Comprehensive loss									(11,856)
Preferred stock discount accretion		191				(191)			-
Stock-based compensation and related tax effect					106				106
Balance, June 30, 2010	37	$34,110	149	$15	$76,410	$(69,524)	$(1,406)	$(569)	$39,036

Successor Company	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance January 1, 2011	11,817	$1,182	$177,316	$560	$(2,308)	$176,750
Comprehensive income:
Net income				2,028		2,028
Net market valuation adjustment on securities available for sale					4,115
Less: reclassification adjustment for gains					(7)
Other comprehensive income, net of tax expense of $2,479						4,108
Comprehensive income						6,136
Common stock issued in Rights Offering	533	53	7,710			7,763
Effects of merger of TIB Bank into Capital Bank, NA			(10,123)		(490)	(10,613)
Balance, June 30, 2011	12,350	$1,235	$174,903	$2,588	$1,310	$180,036

Predecessor Company	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	37	$33,730	149	$15	$76,154	$(49,994)	$(3,818)	$(569)	$55,518
Comprehensive loss:
Net loss						(19,150)			(19,150)
Net market valuation adjustment on securities available for sale							5,047
Less: reclassification adjustment for gains							(2,635)
Other comprehensive income									2,412
Comprehensive loss									(16,738)
Preferred stock discount accretion		380				(380)			-
Stock-based compensation and related tax effect					256				256
Balance, June 30, 2010	37	$34,110	149	$15	$76,410	$(69,524)	$(1,406)	$(569)	$39,036

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (Unaudited) (Dollars in thousands)

	Successor Company	Predecessor Company
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income (loss)	$2,028	$(19,150)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Accretion of acquired loans	(17,059)	-
Equity in income from investment in Capital Bank, NA	(658)	-
Depreciation and amortization	337	2,267
Provision for loan losses	621	12,625
Deferred income tax expense	287	-
Investment securities net realized gains	(12)	(2,635)
Net amortization of investment premium/discount	1,967	1,588
Stock-based compensation	-	256
(Gain)/Loss on sales of OREO	(121)	111
OREO valuation adjustments	-	4,776
Loss on the sale of indirect auto loans	-	346
Other	(656)	264
Mortgage loans originated for sale	(17,154)	(37,650)
Proceeds from sales of mortgage loans originated for sale	24,854	36,264
Fees on mortgage loans sold	(498)	(764)
Change in accrued interest receivable and other assets	(2,641)	3,819
Change in accrued interest payable and other liabilities	5,063	4,834
Net cash (used in) provided by operating activities	(3,642)	6,951

Cash flows from investing activities:
Net change in cash due to merger of TIB Bank with and into Capital Bank, NA	(103,654)	-
Investment in Capital Bank, NA	(5,241)	-
Purchases of investment securities available for sale	(15,474)	(265,628)
Sales of investment securities available for sale	2,319	188,601
Repayments of principal and maturities of investment securities available for sale	43,101	48,202
Sales of FHLB Stock	244	-
Principal repayments on loans, net of loans originated or acquired	(7,069)	29,752
Purchases of premises and equipment	(405)	(12,350)
Proceeds from sales of loans	-	25,767
Proceeds from sale of OREO	8,844	3,604
Proceeds from disposal of equipment	-	41
Net cash (used in) provided by investing activities	(77,335)	17,989

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	78,957	(87,461)
Net increase (decrease) in time deposits	(138,414)	59,576
Net change in federal funds purchased and securities sold under agreements to repurchase	(4,979)	(6,581)
Repayment of long term FHLB advances	(10,000)	-
Net proceeds from common stock rights offering	7,764	-
Net cash used in financing activities	(66,672)	(34,466)

Net decrease in cash and cash equivalents	(147,649)	(9,526)
Cash and cash equivalents at beginning of period	153,794	167,402
Cash and cash equivalents at end of period	$6,145	$157,876

Supplemental disclosures of cash paid:
Interest	$5,304	$10,999
Supplemental information:
Transfer of loans to OREO	4,752	25,702
See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 1 – Basis of Presentation & Accounting Policies

TIB Financial Corp. is a bank holding company headquartered in Naples, Florida.  Prior to April 29, 2011, TIB Financial Corp. (the “Company”) conducted its business primarily through its wholly-owned subsidiaries, TIB Bank (together with its successor entities following the Merger (as defined below), the “Bank”) and Naples Capital Advisors, Inc.  As described in additional detail in Note 2, on April 29, 2011 (the “Merger Date”), the Bank merged (the “Merger”) with and into NAFH National Bank (“NAFH Bank”), a subsidiary of our majority shareholder, North American Financial Holdings, Inc. (“NAFH”) in an all-stock transaction, with NAFH Bank as the surviving entity. On June 30, 2011, NAFH Bank merged with Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, a controlled subsidiary of our majority shareholder, with NAFH Bank as the surviving entity (the “Capital Bank Merger”). On June 30, 2011, NAFH Bank changed its name to Capital Bank, National Association (“Capital Bank, NA”). The Company’s approximately 33% ownership interest in Capital Bank, NA is recorded as an equity-method investment in that entity. As of June 30, 2011, the Company’s investment in Capital Bank, NA totaled $199,927, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of June 30, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Subsequent to the Merger Date, the Company’s significant assets and liabilities included in the Consolidated Balance Sheet are comprised of a customer relationship intangible associated with Naples Capital Advisors, Inc., the company’s wholly-owned registered investment advisor, along with current and deferred income tax accounts, trust preferred securities and the related accrued interest payable. The Company’s operating results subsequent to the Merger Date include interest income and interest expense resulting from cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively. Unless otherwise specified, this report describes TIB Financial Corp. and its subsidiaries including TIB Bank through the Merger Date, and subsequent to that date, includes TIB Financial Corp. and  Naples Capital Advisors, Inc.

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

Share and per share amounts have been adjusted to account for the effects of the 1 for 100 reverse stock split on December 15, 2010. As a result of the reverse stock split, every 100 shares of the Company’s common stock issued and outstanding immediately prior to the effective time were combined and reclassified into 1 share of common stock. Information presented in this document “as of” June 30, 2011 gives effect to the completion of the Capital Bank Merger.  All numerical dollar and share amounts are in thousands, other than per-share amounts or as otherwise noted. We have considered the impact on these consolidated financial statements of subsequent events.

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning) and the term “Bank” means TIB Bank, and, after the Merger, its successor entities.

North American Financial Holdings, Inc. Investment

           On September 30, 2010, (the “Transaction Date”) the Company completed the issuance and sale to NAFH of 7,000 shares of common stock, 70 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000 (the “Investment”).  The consideration was comprised of approximately $162,840 in cash and approximately $12,160 in the form of a contribution to the Company of all 37 outstanding shares of Series A Preferred Stock previously issued to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock, which NAFH purchased directly from the Treasury.  The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding.  The 70 shares of Series B Preferred Stock received by NAFH converted into an aggregate of 4,667 shares of common stock following shareholder approval of an amendment to increase the number of authorized shares of common stock to 50,000.  The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share.

As a result of the Investment, pursuant to which NAFH acquired approximately 99% (which has subsequently been reduced to approximately 94% as a result of the Rights Offering) of the voting securities of the Company, the Company followed the acquisition method of accounting as required by the Business Combinations Topic of the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).  Under the accouting guidance the application of “push down” accounting was required.

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

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, acquisition accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements.  Accordingly, retained earnings and accumulated other comprehensive income at June 30, 2011 and December 31, 2010 represent only the results of operations subsequent to September 30, 2010, the date of the NAFH Investment.

Pursuant to the Investment Agreement, shareholders as of July 12, 2010 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $15.00 per share, subject to certain limitations (the “Rights Offering”).  Approximately 533 shares of the Company’s common stock were issued in exchange for net proceeds of approximately $7,764 upon completion of the Rights Offering on January 18, 2011. Subsequent to the Rights Offering, NAFH owned 94% of the Company’s outstanding common stock.

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

Earnings (loss) per share have been computed based the following for the periods ended:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Weighted average number of common shares outstanding:
Basic	12,350	148	12,055	148
Dilutive effect of options outstanding	-	-	-	-
Dilutive effect of restricted shares	-	-	-	-
Dilutive effect of warrants outstanding	1,080	-	1,993	-
Diluted	13,430	148	14,048	148

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Anti-dilutive stock options	6	8	7	8
Anti-dilutive restricted stock awards	-	0	-	0
Anti-dilutive warrants	-	24	5	24

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial condition or results of operations but will alter disclosures.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amended guidance of ASU 2011-04 (i) clarifies how a principal market is determined, (ii) establishes the valuation premise for the highest and best use of nonfinancial assets, (iii) addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, (iv) extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and (v) requires additional disclosures including transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative and qualitative information and a description of an entity’s valuation process for Level 3 fair value measurements, and fair value hierarchy disclosures for financial instruments not measured at fair value. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables. The new guidance amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Management is currently evaluating the impact the new guidance will have on the consolidated financial statements.

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

Note 2 – Equity Method Investment in Capital Bank, NA

On April 29, 2011, the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, NAFH, preceding the Merger. Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and the Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank. NAFH is deemed to control NAFH Bank due to NAFH’s 94% ownership interest in the Company and NAFH’s direct ownership of the remaining 47% interest in NAFH Bank subsequent to the Merger. Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH Bank under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of June 30, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corp., an affiliated bank holding company in which NAFH has an 83% ownership interest, was merged with and into NAFH Bank, with NAFH Bank as the surviving entity. Subsequently and as a result of that transaction, the Company’s ownership interest in NAFH Bank was reduced to 33%. In connection with the transaction, NAFH Bank also changed its name to Capital Bank, National Association.

The merger of the Bank into NAFH Bank and the subsequent merger of Capital Bank into NAFH Bank were restructuring transactions between commonly-controlled entities. The difference between the amount of the Company’s initial equity method investment in NAFH Bank, subsequent to the merger, and the Company’s investment in the Bank, immediately preceding the merger, was accounted for as a reduction in additional paid in capital. The amount of the equity method investment in NAFH Bank on April 29, 2011, immediately subsequent to the merger, was equal to approximately 53% of the total shareholders’ equity of NAFH Bank post-merger (the combined entity). Additionally, at the time of the merger, due to the de-consolidation of the Bank, the balance of accumulated other comprehensive income was reclassified as additional paid in capital. As the Company began to account for its investment in the combined entity under the equity method, the change in the Company’s equity method investment between April 29, 2011 and June 30, 2011, immediately preceding the merger of Capital Bank into NAFH Bank, was related to the Company’s proportional share of the net income and other comprehensive income of NAFH Bank during that period. Subsequent to and as a result of the Capital Bank merger, the Company’s equity method investment increased to equal its proportional ownership of Capital Bank, NA with the increase being recorded as an increase in additional paid in capital. Cumulatively, the mergers resulted in a net decrease in the total shareholders’ equity of the Company of $10,613.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Subsequent to the mergers, NAFH, the Company and Capital Bank Corp. made contributions of additional capital to Capital Bank, NA of $4,695, $5,241 and $6,063, respectively, in proportion to their respective ownership interests in Capital Bank, NA. The contributions were made to provide additional capital support for the general business operations of Capital Bank, NA.

At June 30, 2011, the Company’s net investment of $199,927 in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA.” The Company’s share of earnings of $658 was recorded in “Equity in income from investment in Capital Bank, NA.” in the Company’s Consolidated Statement of Income for the three and six months ended June 30, 2011

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA:

(Successor Company)	Period From April 29, 2011 Through June 30, 2011
Interest income	$20,710
Interest expense	3,280
Net interest income	17,430
Provision for loan losses	6,496
Non-interest income	4,465
Non-interest expense	13,388
Net income	$1,248

Note 3 – Investment Securities

As discussed in Note 2, due to the deconsolidation of the Bank during the second quarter of 2011, no investment securities are reported on the Company’s consolidated balance sheet as of June 30, 2011. The amortized cost, estimated fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income of investment securities available for sale at December 31, 2010 are presented below:

(Successor Company)	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$40,980	$15	$296	$40,699
States and political subdivisions—tax exempt	3,082	2	25	3,059
States and political subdivisions—taxable	2,308	-	151	2,157
Marketable equity securities	102	-	28	74
Mortgage-backed securities—residential	372,409	946	4,152	369,203
Corporate bonds	2,104	1	-	2,105
Collateralized debt obligation	807	-	12	795
	$421,792	$964	$4,664	$418,092

Proceeds from sales and calls of securities available for sale were $17,550 and $20,144 for the three and six months ended June 30, 2011, respectively. Gross gains of approximately $0 and $12 were realized on these sales and calls during the three and six months ended June 30, 2011, respectively.

Securities with unrealized losses not recognized in income, and the period of time they have been in an unrealized loss position, are as follows:

(Successor Company)	Less than 12 Months		12 Months or Longer		Total
December 31, 2010	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies and corporations	$14,304	$296	-	-	$14,304	$296
States and political subdivisions—tax exempt	2,458	25	-	-	2,458	25
States and political subdivisions-taxable	2,157	151	-	-	2,157	151
Marketable equity securities	74	28	-	-	74	28
Mortgage-backed securities - residential	213,153	4,152	-	-	213,153	4,152
Corporate bonds	-	-	-	-	-	-
Collateralized debt obligation	795	12	-	-	795	12
Total temporarily impaired	$232,941	$4,664	$-	$-	$232,941	$4,664

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 4 – Loans

As discussed in Note 2, due to the deconsolidation of the Bank during the second quarter of 2011, no loans are reported on the Company’s consolidated balance sheet as of June 30, 2011. Major classifications of loans as of December 31, 2010 are as follows:

(Successor Company)	December 31, 2010
Real estate mortgage loans:
Commercial	$612,455
Residential	225,850
Construction and vacant land	38,956
Commercial and agricultural loans	60,642
Indirect auto loans	28,038
Home equity loans	29,658
Other consumer loans	8,730
Total loans	1,004,329

Net deferred loan costs	301
Loans, net of deferred loan costs	$1,004,630

Accretable yield, or income expected to be collected, related to purchased credit-impaired loans is as follows:

(Successor Company)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Balance, beginning of period	$250,840	$263,381
New loans purchased	-	-
Accretion of income	(4,518)	(17,059)
Reclassifications from nonaccretable difference	-	-
Reduction due to deconsolidation of the Bank	(246,322)	(246,322)
Balance, end of period	$-	$-

The contractually required payments represent the total undiscounted amount of all uncollected contractual principal and contractual interest payments both past due and scheduled for the future, adjusted for the timing of estimated prepayments and any full or partial charge-offs prior to the NAFH Investment. Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans, which is their fair value at the time of the NAFH Investment. The accretable yield is accreted into interest income over the estimated life of the PCI loans using the level yield method. The accretable yield will change due to changes in:

●	the estimate of the remaining life of PCI loans which may change the amount of future interest income, and possibly principal, expected to be collected;

●	the estimate of the amount of contractually required principal and interest payments over the estimated life that will not be collected (the nonaccretable difference); and

●	indices for PCI loans with variable rates of interest.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 5 – Allowance for Loan Losses

As discussed in Note 2, due to the deconsolidation of the Bank during the second quarter of 2011, no loans or allowance for loan losses were reported on the Company’s consolidated balance sheet as of June 30, 2011. Activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Balance, beginning of period	$877	$27,829	$402	$29,083
Provision for loan losses charged to expense	136	7,700	621	12,625
Loans charged off	(14)	(8,634)	(24)	(14,987)
Recoveries of loans previously charged off	-	815	-	989
Reduction due to deconsolidation of the Bank	(999)	-	(999)	-
Balance, end of period	$-	$27,710	$-	$27,710

Roll forward of allowance for loan losses for the three months ended June 30, 2011:

(Successor Company)	March 31, 2011	Provision	Net Charge-offs	Reduction Due to Deconsolidation of the Bank	June 30, 2011
Real estate mortgage loans:
Commercial	$158	$50	$-	$(208)	$-
Residential	341	29	-	(370)	-
Construction and vacant land	61	14	-	(75)	-
Commercial and agricultural loans	55	(18)	-	(37)	-
Indirect auto loans	217	65	(14)	(268)	-
Home equity loans	30	(5)	-	(25)	-
Other consumer loans	15	1	-	(16)	-
Total loans	$877	$136	$(14)	$(999)	$-

Roll forward of allowance for loan losses for the six months ended June 30, 2011:

(Successor Company)	December 31, 2010	Provision	Net Charge-offs	Reduction Due to Deconsolidation of the Bank	June 30, 2011
Real estate mortgage loans:
Commercial	$7	$201	$-	$(208)	$-
Residential	164	206	-	(370)	-
Construction and vacant land	-	75	-	(75)	-
Commercial and agricultural loans	24	13	-	(37)	-
Indirect auto loans	184	108	(24)	(268)	-
Home equity loans	14	11	-	(25)	-
Other consumer loans	9	7	-	(16)	-
Total loans	$402	$621	$(24)	$(999)	$-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

(Successor Company)
December 31, 2010	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired
Real estate mortgage loans:
Commercial	$-	$7	$-	$-	$552	$599,820
Residential	-	164	-	-	11,868	213,983
Farmland	-	-	-	-	-	12,083
Construction and vacant land	-	-	-	-	-	38,956
Commercial and agricultural	-	24	-	-	4,901	55,740
Indirect auto loans	-	184	-	-	6,295	21,744
Home equity loans	-	14	-	-	25,305	4,353
Other consumer loans	-	9	-	-	5,546	3,183
Total loans	$-	$402	$-	$-	$54,467	$949,862

Note 6 – Capital Adequacy

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements result in certain discretionary and required actions by regulators that could have an effect on the Company’s operations. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At June 30, 2011 the Company maintained capital ratios exceeding the requirement to be considered adequately capitalized. These minimum ratios along with the actual ratios for the Company as of June 30, 2011 and December 31, 2010 are presented in the following table.

(Successor Company)	Adequately Capitalized Requirement	June 30, 2011 Actual	December 31, 2010 Actual

Tier 1 Capital (to Average Assets)	≥ 4.0%	28.5%	8.2%

Tier 1 Capital (to Risk Weighted Assets)	≥ 4.0%	98.4%	13.3%

Total Capital (to Risk Weighted Assets)	≥ 8.0%	98.4%	13.4%

Management believes, as of June 30, 2011, that the Company met all capital requirements to which it is subject.  Tier 1 Capital for the Company includes the trust preferred securities that were issued in September 2000, July 2001 and June 2006 to the extent allowable.

On September 22, 2010, the Federal Reserve Bank of Atlanta (FRB) and the Company entered into a written agreement (the “Written Agreement”) where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB.

On January 18, 2011, the Company concluded a rights offering wherein legacy shareholders of rights to purchase up to 1,489 shares of common stock, at a price of $15.00 per share, acquired 533 shares of newly issued common stock. The rights offering resulted in net proceeds of $7,764.  The record date for the rights offering was July 12, 2010.

Note 7 – Fair Value Measurements

ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

As discussed in Note 2, due to the deconsolidation of the Bank during the second quarter of 2011, the Company had no assets or liabilities measured at fair value on a recurring or non recurring basis as of June 30, 2011.

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

As of December 31, 2010, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The inputs used in determining the estimated fair value of this security are Level 3 inputs. In determining its estimated fair value, management utilizes a discounted cash flow modeling valuation approach. Discount rates utilized in the modeling of this security are estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of this security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are summarized below:

(Successor Company)		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Government agencies and corporations	$40,699	$-	$40,699	$-
States and political subdivisions—tax exempt	3,059	-	3,059	-
States and political subdivisions—taxable	2,157	-	2,157	-
Marketable equity securities	74	74	-	-
Mortgage-backed securities—residential	369,203	-	369,203	-
Corporate bonds	2,105	-	2,105	-
Collateralized debt obligations	795	-	-	795
Available for sale securities	$418,092	$74	$417,223	$795

The tables below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and held at June 30, 2010, respectively.

(Predecessor Company)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations

	Three months Ended June 30, 2010	Six months Ended June 30, 2010
Balance, beginning of period	$769	$759
Included in earnings – other than temporary impairment	-	-
Included in other comprehensive income	(11)	(1)
Transfer in to Level 3	-	-
Balance, end of period	$758	$758

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(Successor Company)		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned	25,673	-	-	25,673
Other repossessed assets	104	-	104	-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The carrying amounts and estimated fair values of financial instruments, at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
(Successor Company)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$6,145	$6,145	$153,794	$153,794
Investment securities available for sale	-	-	418,092	418,092
Loans, net	-	-	1,004,228	995,744
Federal Home Loan Bank and Independent Bankers’ Bank stock	-	-	9,621	NM
Accrued interest receivable	-	-	4,917	4,917

Financial liabilities:
Non-contractual deposits	$-	$-	$648,019	$648,019
Contractual deposits	-	-	719,006	719,328
Federal Home Loan Bank Advances	-	-	131,116	130,906
Short-term borrowings	-	-	47,158	47,156
Subordinated debentures	23,031	23,240	22,887	25,267
Accrued interest payable	2,904	2,904	7,260	7,260

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:  market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, ability to integrate our new management and directors without encountering potential difficulties, the Company’s geographic concentration in the southeastern region of the United States, the potential for the interests of the other shareholders of Capital Bank, NA to differ from those of the Company, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, risks related to Capital Bank, NA’s technology and information systems, risks associated with the controlling interest of NAFH in the Company, and risks associated with the limited liquidity of the Company’s common stock. Additional factors that could cause actual results to differ materially are discussed in the Company’s Annual Report on Form 10-K. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.  The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2011, and statements of operations for the three and six months ended June 30, 2011. Except as otherwise noted, dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

NAFH Investment

On September 30, 2010, (the “Transaction Date”) the Company completed the issuance and sale to NAFH of 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,666,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000,000 (the “Investment”). The consideration was comprised of approximately $162,840,000 in cash and approximately $12,160,000 in the form of a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which NAFH purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by NAFH converted into an aggregate of 4,666,667 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000. The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share.

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

TIB Bank Merger with NAFH National Bank

On April 29, 2011 (the “Merger Date”), the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, NAFH, preceding the Merger. NAFH Bank was formed on July 16, 2010 in connection with the purchase and assumption of the operations of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”). Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and TIB Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank. Following the Merger, NAFH was deemed to control NAFH Bank due to NAFH’s 94% ownership interest in the Company and NAFH’s direct ownership of the remaining 47% interest in NAFH Bank subsequent to the Merger. In addition, five of the Company’s seven directors, and the Company’s Chief Executive Officer, Chief Financial Officer and Chief Risk Officer are affiliated with NAFH.  Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH Bank under the equity method of accounting.

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corp., an affiliated bank holding company in which NAFH has an 83% ownership interest, was merged with and into NAFH Bank, with NAFH Bank as the surviving entity. Subsequently and as a result of that transaction, the Company’s ownership interest in NAFH Bank was reduced to approximately 33%. In connection with the transaction, NAFH bank also changed its name to Capital Bank, National Association. At June 30, 2011, the Company’s net investment of $199.9 million in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA” which represented the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of June 30, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

On July 16, 2010, NAFH Bank acquired assets of approximately $1.4 billion and assumed deposits of approximately $1.2 billion in the transactions with the FDIC.  As of March 31, 2011, NAFH Bank had total assets of $1.2 billion and total deposits of $850 million.  Prior to the Merger, NAFH Bank operated 23 branches, with 10 branches in South Florida and 13 branches in South Carolina. NAFH Bank is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC. Prior to June 30, 2011, Capital Bank operated 32 branches in North Carolina. As of June 30, 2011, following the mergers, Capital Bank, NA had total assets of $4.5 billion, total deposits of $3.5 billion and shareholders’ equity of $610.3 million and operated 82 branches in Florida, North Carolina and South Carolina.

Consent Order and Written Agreement

On July 2, 2010, TIB Bank entered into a Consent Order, which is a formal agreement, with the bank regulatory agencies under which, among other things, the Bank had agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. The Consent Order terminated on April 29, 2011 when TIB Bank was merged with and into NAFH National Bank. On September 22, 2010 the Federal Reserve Bank of Atlanta (“FRB”) and the Company entered into a written agreement (the “Written Agreement”) where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB.

Quarterly Summary

For the second quarter of 2011, the Company reported net income of $1.0 million.  Basic and diluted income per common share was $0.08 and $0.07, respectively. Net income during the quarter reflects equity income from the Company’s investment in Capital Bank NA of $658,000, net of tax. The provision for loan losses of $136,000 primarily reflects the increase in the allowance for loan losses during the quarter for loans originated subsequent to the Investment by NAFH and prior to the Merger.  Other than approximately $14,000 in net charge-offs associated with loans originated subsequent to the Investment, no net charge-offs or losses on the disposition of other real estate owned were recorded as credit losses experienced were incorporated in the net credit loss expectations and discounts recorded on loans and other real estate acquired as of September 30, 2010.

Operating and financial highlights include the following:

●	TIB Bank, which was the wholly-owned banking subsidiary of TIB Financial Corp., was merged with and into NAFH National Bank;

●	Capital Bank, which was the wholly-owned banking subsidiary of Capital Bank Corporation (“Capital Bank Corp.”), an affiliate and majority owned subsidiary of NAFH was merged with and into NAFH National Bank;

●	NAFH National Bank changed its name to and was rebranded as Capital Bank, NA,

●	As a result of the mergers, the Company held a 33% ownership interest in Capital Bank, NA at June 30, 2011; and

●	Naples Capital Advisors, Inc and Capital Bank, NA’s trust department continued to establish new investment management and trust relationships, increasing the market value of assets under management to $225 million as of June 30, 2011.

TIB Financial Corp. reported total assets of $210.1 million as of June 30, 2011.

Results of Operations

Net income

Three months ended June 30, 2011 (Successor Company):

The Company reported net income of $1.0 million for the three months ended June 30, 2011. Basic and diluted income per common share was $0.08 and $0.07, respectively. The provision for loan losses recorded during the quarter of $136,000 reflects the increase in the allowance for loan losses for non-PCI loans.  Due to the Merger discussed above and in Note 2 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q, the Company’s consolidated net income includes one month of the operations of TIB Bank and two months of equity in income from its investment in Capital Bank, NA which amounted to $658,000, net of tax.

Three months ended June 30, 2010 (Predecessor Company):

For the second quarter of 2010, the Company reported a net loss before dividends on preferred stock of $14.1 million.  The loss allocated to common shareholders was $99.45 per share for the second quarter of 2010.  The loss was primarily due to no tax benefit recorded during the period as a result of the Company’s deferred tax assets being fully reserved; a $7.7 million provision for loan losses, $4.1 million in valuation adjustments, losses on sale and operating expenses associated with foreclosed real estate (“OREO”); and $1.6 million in expense incurred in connection with our capital raising activities and the termination of a related consulting agreement.

Six months ended June 30, 2011 (Successor Company):

The Company reported net income of $2.0 million for the six months ended June 30, 2011. Basic and diluted income per common share was $0.17 and $0.14, respectively. The provision for loan losses recorded during the period of $621,000 reflects the current period increase in the allowance for loan losses for non-PCI loans. Other operating expense includes a favorable resolution of a vendor dispute which resulted in a refund of approximately $208,000.  Due to the Merger discussed above the Company’s consolidated net income reflects four months of the operations of TIB Bank and two months of equity in income from its investment in Capital Bank NA which amounted to $658,000 net of tax.

Six months ended June 30, 2010 (Predecessor Company):

For the first six months of 2010, the Company reported a net loss before dividends on preferred stock of $19.2 million.  The loss allocated to common shareholders was $137.96 per share for the six months ended June 30, 2010.  The loss was primarily due to no tax benefit recorded during the period as a result of the Company’s deferred tax assets being fully reserved; a $12.6 million provision for loan losses; $4.8 million in valuation adjustments, losses on sale and operating expenses associated with OREO; and $1.6 million in expense incurred in connection with our capital raising activities and the termination of a related consulting agreement.

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

Rate and volume variance analyses allocate the change in interest income and interest expense between that which is due to changes in the rate earned or paid for specific categories of assets and liabilities and that which is due to changes in the average balance between two periods.  Because of the purchase accounting adjustments and the Merger, the amounts for the three and six month periods ended June 30, 2011 are not comparable to the three and six month periods ended June 30, 2010.

Three months ended June 30, 2011 (Successor Company):

Net interest income was $3.9 million for the three months ended June 30, 2011. Due to the Merger discussed above and in Note 2, net interest income for the quarter includes only one month of the operating results of TIB Bank. Accordingly, as a result of the deconsolidation of the Bank, the reported average balances of interest earning assets and liabilities along with interest income and expense for the quarter decreased significantly. Net interest income was also impacted by the purchase accounting adjustments required as a result of the NAFH Investment. Because of the accretion of discounts and premiums established by re-valuing the assets and liabilities to their fair values as of September 30, 2010, the rates at which interest income and expense are accrued changed from periods prior to the Investment irrespective of whether market rates or contractual rates changed. Due to the continued favorable repricing of deposit liabilities coupled with the purchase accounting adjustments, the Company’s net interest margin increased to 3.08%. Additionally, the high level of cash and highly liquid investment securities maintained at the Bank during the quarter, while available to be redeployed to fund higher yielding assets as such opportunities arise, have an unfavorable impact on the margin and the overall yield on earning assets is unfavorably impacted by these lower yielding assets.

Three months ended June 30, 2010 (Predecessor Company):

Net interest income was $10.6 million for the three months ended June 30, 2010 while the net interest margin was 2.74%. The net interest margin reflected the continued reduction of the cost of interest bearing deposits and the repricing or replacement of maturing higher priced time deposits with lower cost funding during the quarter. These factors were partially offset by the continued maintenance of higher levels of liquid investment securities and cash equivalents and a change in asset mix resulting in lower volumes of higher yielding loans. The net interest margin was adversely impacted by the level of nonaccrual loans and non-performing assets during the period, which reduced the margin by approximately 36 basis points during the second quarter of 2010.

Interest and dividend income for the three months ended June 30, 2010 was impacted by lower average volumes and rates on loan balances and investment securities primarily due to the higher level of non-performing loans and declines in market interest rates. Due to the lower interest rate environment and the higher level of non-accrual loans, the yield of our loans declined.

Partially offsetting the decline in interest and dividend income, were decreases in interest expense on deposits as a result of lower interest rates paid as well as declines in market interest rates. The average interest cost of interest bearing deposits declined during the quarter along with the overall cost of interest bearing liabilities.

The following table presents average balances of assets, liabilities and equity of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended June 30, 2011 and June 30, 2010.

	Successor Company			Predecessor Company
	2011			2010
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$339,036	$4,355	5.15%	$1,116,406	$14,656	5.27%
Investment securities (2)	133,543	908	2.73%	310,715	2,292	2.96%
Interest-bearing deposits in other banks	37,091	31	0.34%	119,817	75	0.25%
Federal Home Loan Bank stock	3,110	6	0.77%	10,447	7	0.27%
Total interest-earning assets	512,780	5,300	4.15%	1,557,385	17,030	4.39%

Non-interest-earning assets:
Cash and due from banks	8,423			21,036
Premises and equipment, net	14,118			50,972
Equity method investment in Capital Bank, NA	127,987			-
Other assets	36,162			57,093
Total non-interest-earning assets	186,690			129,101
Total assets	$699,470			$1,686,486

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$196,358	$580	1.18%	$714,003	$3,710	2.08%
Money market	70,570	129	0.73%	178,889	470	1.05%
NOW accounts	60,135	50	0.33%	210,200	192	0.37%
Savings deposits	37,353	63	0.68%	75,833	137	0.72%
Total interest-bearing deposits	364,416	822	0.90%	1,178,925	4,509	1.53%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	54,076	69	0.51%	193,268	1,206	2.50%
Long-term borrowings	22,984	466	8.13%	63,000	671	4.27%
Total interest-bearing liabilities	441,476	1,357	1.23%	1,435,193	6,386	1.78%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	72,545			187,898
Other liabilities	5,513			12,503
Shareholders’ equity	179,936			50,892
Total non-interest-bearing liabilities and shareholders’ equity	257,994			251,293
Total liabilities and shareholders’ equity	$699,470			$1,686,486

Interest rate spread (tax equivalent basis)			2.92%			2.61%
Net interest income (tax equivalent basis)		$3,943			$10,644
Net interest margin (3) (tax equivalent basis)			3.08%			2.74%

(1)	Average loans include non-performing loans.
(2)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3)	Net interest margin is net interest income divided by average total interest-earning assets.

Six months ended June 30, 2011 (Successor Company):

Net interest income was $16.6 million for the six months ended June 30, 2011. Due to the Merger discussed above, net interest income includes only four months of the operating results of TIB Bank. Accordingly, as a result of the deconsolidation of the Bank, the reported average balances of interest earning assets and liabilities along with interest income and expense for the period decreased significantly. Net interest income was also impacted by the purchase accounting adjustments required as a result of the NAFH Investment.  Because of the accretion of discounts and premiums established by re-valuing the assets and liabilities to their fair values as of September 30, 2010, the rates at which interest income and expense are accrued changed from prior periods irrespective of whether market rates or contractual rates changed. Due to the continued favorable repricing of deposit liabilities coupled with the purchase accounting adjustments, the net interest margin increased to 3.28%. Additionally, the high level of cash and highly liquid investment securities maintained during the six months ended June 30, 2011, while available to be redeployed to fund higher yielding assets as such opportunities arise, have an unfavorable impact on the margin and the overall yield on earning assets is unfavorably impacted these lower yielding assets.

Six months ended June 30, 2010 (Predecessor Company):

Net interest income was $22.1 million for the six months ended June 30, 2010 while the net interest margin was 2.84%. The net interest margin reflects the repricing or replacement of maturing higher priced deposits with lower cost funding which resulted in a decrease in the overall cost of our interest bearing deposits during the six months ended June 30, 2010. These factors were partially offset by the continued maintenance of higher levels of liquid investment securities and cash equivalents and a change in asset mix resulting in lower volumes of higher yielding loans. The net interest margin was adversely impacted by the level of nonaccrual loans and non-performing assets during the period, which reduced the margin by approximately 31 basis points during the six months ended June 30, 2010.

Interest and dividend income for the six months ended June 30, 2010 was impacted by lower balances on loans and investment securities, the higher level of non-performing loans and declines in market interest rates. Due to the lower interest rate environment and the higher level of non-accrual loans, the yield of our loans declined.

Partially offsetting the decline in interest and dividend income, were decreases in interest expense on deposits as a result of lower interest rates paid as well as declines in other market interest rates. The average interest cost of interest bearing deposits declined during the first half of 2010 along with the overall cost of interest bearing liabilities.

The following table presents average balances of assets, liabilities and equity of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the six months ended June 30, 2011 and June 30, 2010.

	Successor Company			Predecessor Company
	2011			2010
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$674,231	$17,776	5.32%	$1,147,456	$30,674	5.39%
Investment securities (2)	270,081	3,266	2.44%	297,279	4,537	3.08%
Interest-bearing deposits in other banks	74,638	101	0.27%	120,013	149	0.25%
Federal Home Loan Bank stock	6,205	31	1.01%	10,447	10	0.19%
Total interest-earning assets	1,025,155	21,174	4.17%	1,575,195	35,370	4.53%

Non-interest-earning assets:
Cash and due from banks	15,768			22,821
Premises and equipment, net	28,476			45,918
Equity method investment in Capital Bank, NA	64,347			-
Other assets	75,516			49,436
Total non-interest-earning assets	184,107			118,175
Total assets	$1,209,262			$1,693,370

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$418,892	$2,368	1.14%	$701,993	$7,738	2.22%
Money market	136,504	497	0.73%	191,023	998	1.05%
NOW accounts	117,528	180	0.31%	210,356	384	0.37%
Savings deposits	70,128	231	0.66%	81,490	291	0.72%
Total interest-bearing deposits	743,052	3,276	0.89%	1,184,862	9,411	1.60%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	112,544	320	0.57%	193,679	2,443	2.54%
Long-term borrowings	22,948	922	8.10%	63,000	1,325	4.24%
Total interest-bearing liabilities	878,544	4,518	1.04%	1,441,541	13,179	1.84%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	140,187			186,535
Other liabilities	8,265			12,058
Shareholders’ equity	182,266			53,236
Total non-interest-bearing liabilities and shareholders’ equity	330,718			251,829
Total liabilities and shareholders’ equity	$1,209,262			$1,693,370

Interest rate spread (tax equivalent basis)			3.13%			2.69%
Net interest income (tax equivalent basis)		$16,656			$22,191
Net interest margin (3) (tax equivalent basis)			3.28%			2.84%

(1)	Average loans include non-performing loans.
(2)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3)	Net interest margin is net interest income divided by average total interest-earning assets.

Non-interest Income

 The following table presents the principal components of non-interest income for the three and six months ended June 30, 2011 and June 30, 2010.

(Dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Equity in income from investment in Capital Bank, NA	$658	$-	$658	$-
Investment advisory fees	379	313	766	620
Service charges on deposit accounts	257	839	1,070	1,754
Management fee income	196	-	721	-
Debit card income	146	389	559	733
Fees on mortgage loans sold	144	481	498	764
Other	64	214	230	383
Earnings on bank owned life insurance policies	58	265	159	365
Investment securities gains, net	-	993	12	2,635
Loss on sale of indirect loans	-	-	-	(346)
Total non-interest income	$1,902	$3,494	$4,673	$6,908

The Company is unable to provide a comparable analysis in this discussion of non-interest income because there are no comparable periods due to the Merger discussed above.

Three months ended June 30, 2011 (Successor Company):

The non-interest income for the for the three months ended June 30, 2011 includes only one month of the operations of TIB Bank and two months of equity in income from investment in Capital Bank, NA of $658,000 net of tax. Investment advisory fees of $363,000 were earned during the quarter through the Company’s wholly-owned registered investment advisor, Naples Capital Advisors, Inc. (“NCA”).  Prior to the Merger, the Bank earned fees of $144,000 from the origination and sale of $5.2 million of residential mortgages in the secondary market. Additionally, the Company recorded $175,000 of management fee income pursuant to a third party reliance agreement which covered services provided by TIB Bank employees on behalf of the Company’s affiliate, NAFH Bank prior to the Merger.

Three months ended June 30, 2010 (Predecessor Company):

During the three months ended June 30, 2010, investment security gains of $993,000 were realized on the sale of $118.6 million of available for sale securities. Fees from the origination and sale of $18.2 million of residential mortgages in the secondary market were $481,000.  During the quarter an insurance gain of $135,000 was recognized on a bank owned life insurance policy.

Six months ended June 30, 2011 (Successor Company):

The non-interest income for the for the six months ended June 30, 2011 includes only four months of the operations of TIB Bank and two months of equity in income from investment in Capital Bank, NA of $658,000, net of tax. Investment advisory fees of $706,000 were earned by NCA during the period. Prior to the Merger, the Bank earned fees of $498,000 from the origination and sale of $23.5 million of residential mortgages in the secondary market. Additionally, the Company recorded $700,000 of management fee income pursuant to a third party reliance agreement which covered services provided by TIB Bank employees on behalf of the Company’s affiliate, NAFH Bank prior to Merger.

Six months ended June 30, 2010 (Predecessor Company):

During the six months ended June 30, 2010, investment security gains of $2.6 million were realized on the sale of $208.6 million of available for sale securities.  Fees from the origination and sale of $31.6 million of residential mortgages in the secondary market were $764,000.  An insurance gain of $135,000 was recognized on a bank owned life insurance policy and a $346,000 loss was recorded on the sale of $20.1 million of indirect auto loans during the first quarter of 2010.

Non-interest Expense

The following table represents the principal components of non-interest expense for the three months ended June 30, 2011 and 2010:

(Dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30,2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30,2010
Salary and employee benefits	$2,250	$6,413	$8,751	$13,249
Net occupancy expense	692	2,273	2,740	4,557
Legal, and other professional	476	777	1,359	1,640
Computer services	214	647	628	1,369
Other operating expense	191	483	595	1,062
Amortization of intangibles	189	389	552	779
FDIC and state assessments	157	1,453	1,278	2,315
Insurance, non-building	144	340	527	652
Postage, courier and armored car	109	270	377	552
Marketing and community relations	58	276	264	658
Foreclosed asset related expense	43	5,149	565	6,249
Travel expenses	34	84	73	166
Operating supplies	33	130	175	275
Directors’ fees	9	214	40	409
Capital raise expenses	-	1,597	-	1,597
Total non-interest expense	$4,599	$20,495	$17,924	$35,529

The Company is unable to provide a comparable analysis in this discussion of non-interest expense because there are no comparable periods due to the Merger discussed above.

Three months ended June 30, 2011 (Successor Company):

Non-interest expense for the three months ended June 30, 2011 includes only one month of the operations of TIB Bank. Due to the NAFH Investment, the corresponding improvement in our financial condition and capital position and the Merger, the rate paid by the Bank for FDIC insurance declined during the quarter. Foreclosed asset related expenses totaling $43,000 during the second quarter of 2011 includes OREO workout related expenses along with ownership costs such as real estate taxes, insurance, and other costs to own and maintain the properties and were reduced by net gains on the sale of OREO of approximately $121,000.

Three months ended June 30, 2010 (Predecessor Company):

During the second quarter of 2010, foreclosed asset related expenses were $5.1 million. Of this amount, $4.3 million related to OREO valuation adjustments reflecting the decline in real estate values determined by updated appraisals comparable sales and local market trends in asking prices and data from recent closed transactions.  Other OREO operating and ownership expenses were $898,000. Such costs included real estate taxes, insurance and other costs to own and maintain the properties. During the second quarter of 2010, $1.6 million in expense was related to our capital raise initiatives and the termination of a related consulting agreement.  FDIC insurance costs of $1.5 million relate to higher deposit insurance premium rates in effect since the second quarter of 2010.

Six months ended June 30, 2011 (Successor Company):

The non-interest expense for the six months ended June 30, 2011 includes only four months of the operations of TIB Bank. Due to the NAFH Investment, the corresponding improvement in our financial condition and capital position and the Merger, the rate paid for FDIC insurance costs declined during the six months ended June 30, 2011. Foreclosed asset related expenses of $565,000 during the six months ended 2011 includes OREO workout related expenses along with ownership costs such as real estate taxes, insurance, and other costs to own and maintain the properties and were reduced by net gains on the sale of OREO of approximately $121,000.

Six months ended June 30, 2010 (Predecessor Company):

During the six months ended June 30, 2010, foreclosed asset related expenses were $6.2 million. Of this amount, $4.9 million related to OREO valuation adjustments reflecting the decline in real estate values determined by updated appraisals comparable sales and local market trends in asking prices and data from recent closed transactions.  Other OREO operating and ownership expenses were $1.4 million. Such costs included real estate taxes, insurance and other costs to own and maintain the properties. During the six months of 2010, $1.6 million in expense was related to our capital raise initiatives and the termination of a related consulting agreement.  FDIC insurance costs of $2.3 million relate to higher deposit insurance premium rates in effect the second quarter of 2010.

Provision for income taxes

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The effective income tax rates for the three and six months ended June 30, 2011 were approximately 13% and 26%, respectively. Due to the Merger discussed above, the deconsolidation of the Bank and the equity method of accounting for the Company’s investment in Capital Bank, NA, the effective tax rates reflected in the current periods were lower than the statutory tax rates. The equity method of accounting results in the Company recording its proportional share of the income of Capital Bank, NA, net of income tax expense. Additionally, the equity method earnings are treated as a permanent difference and are not included in taxable income. Excluding the impact of the equity in earnings of Capital Bank, NA, the effective income tax rates for the three and six months ended June 30, 2011 would have been approximately 32% and 34%, respectively. As of June 30, 2011 and December 31, 2010, management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time of the analysis, concluded that a valuation allowance was not necessary.

No tax benefit was recorded during the three months and six months ended June 30, 2010 due to an offsetting increase in the valuation allowance against deferred taxes.

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

Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and our overall level of taxable income. Additionally, there were no unrecognized tax benefits at June 30, 2011, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Balance Sheet

Total assets at June 30, 2011 were $210.1 million.  As discussed above, due to the Merger, the Company began to account for its ownership in Capital Bank NA under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of June 30, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet.

At June 30, 2011, trust preferred securities, had a carrying value of $23.0 million, and a notional value of $33.0 million which was relatively flat to December 31, 2010.

Shareholders’ equity totaled $180.0 million at June 30, 2011, increasing $3.3 million from December 31, 2010.

Capital and Liquidity

Capital

As of June 30, 2011 and December 31, 2010, the Company’s ratios of total capital to risk-weighted assets were 98.4% and 13.4%, respectively, and the leverage ratios were 28.5% and 8.2%, respectively, which exceeded the levels required to be considered adequately capitalized. Due to the Merger discussed above, the deconsolidation of the Bank and the equity method of accounting for the Company’s investment in Capital Bank, NA, the regulatory capital ratios for the Company are not meaningful. Subsequent to the Merger, the primary source of support for Capital Bank, NA is the Company’s majority shareholder, NAFH.

The Company received a request from the FRB for the Company’s Board of Directors to adopt a resolution that it will not make any payments or distributions on the outstanding trust preferred securities without the prior written approval of the Reserve Bank.  The Board adopted this resolution on October 5, 2009. On September 22, 2010 the FRB and the Company entered into a written agreement where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB.

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

Liquidity

On April 29, 2011, the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, NAFH, preceding the Merger. Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and TIB Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank. NAFH is deemed to control NAFH Bank due to NAFH’s 94% ownership interest in the Company and NAFH’s direct ownership of the remaining 47% interest in NAFH Bank subsequent to the Merger. Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH Bank under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of June 30, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corp., an affiliated bank holding company in which NAFH has an 83% ownership interest, was merged with and into NAFH Bank, with NAFH Bank as the surviving entity. Subsequently and as a result of that transaction, the Company’s ownership interest in NAFH Bank was reduced to 33%. In connection with the transaction, NAFH Bank also changed its name to Capital Bank, NA.

As of June 30, 2011, our holding company had cash of approximately $6.1 million. This cash is available for providing additional capital support to Capital Bank, NA and for other general corporate purposes. As discussed above, on October 5, 2009, the Company adopted a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the FRB. The Company notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. In January 2010, the Company notified the trustees of its $8 million trust preferred securities due September 7, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payment due March 2010. Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock, or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due.

Asset and Liability Management

Closely related to liquidity management is the management of the relative interest rate sensitivity of interest-earning assets and interest-bearing liabilities. As of June 30, 2011, our interest-earning assets consisted of cash on deposit with Capital Bank, NA and our interest-bearing liabilities consist of trust preferred securities. Accordingly, our net interest income and margin are sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 33% investment in Capital Bank, NA, which represents approximately 95% of the Company’s total assets at June 30, 2011, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. However, it is anticipated that, over time, the effects on interest expense from changes in liability cost will be greater than the effects of changes in asset yield on interest income. Generally, we expect interest rates to remain relatively stable over the near term. However, increases in LIBOR, the index to which the interest rate on our trust preferred securities are tied could increase. Such an increase could have a material adverse impact on the financial condition and operating results of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices.  The Company has assessed its market risk as predominately interest rate risk. As of June 30, 2011, our interest earning assets consisted of cash on deposit with Capital Bank, NA and our interest-bearing liabilities consist of trust preferred securities with a notional amount of $33.0 million. Accordingly, our net interest income and margin are sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 33% investment in Capital Bank, NA, which represents approximately 95% of the Company’s total assets at June 30, 2011, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. As $25.0 million of notional value of trust preferred securities are tied to the three month LIBOR rate, changes in net interest income would be directly correlated to changes in this rate. Accordingly, 100 and 200 basis point changes in this rate would result in $250,000 and $500,000 changes in interest expense, respectively. As the Company’s only interest earning asset is cash on deposit at Capital Bank, NA, which at June 30, 2011 totaled approximately $6.1 million, changes in interest rates would not have a significant impact on interest income.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that the Corporation’s disclosure controls and procedures (as defined in rules 13a.15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and are also designed to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the six month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the six months ended June 30, 2011 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the six months ended June 30, 2011.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

 (a) Exhibits

Exhibit 2.1	-
Agreement of Merger of TIB Bank with and into NAFH National Bank, by and between NAFH National Bank and TIB Bank, dated as of April 27, 2011 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2011)  (Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request)

Exhibit 2.2	-
Agreement of Merger of Capital Bank with and into NAFH National Bank, by and between NAFH National Bank and Capital Bank, dated as of June 30, 2011 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011)  (Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request)

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

TIB FINANCIAL CORP.
Date: August 15, 2011	/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Date: August 15, 2011	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer (Principal Accounting Officer)