Form 10-Q/A
period 2011-06-30
TIB FINANCIAL CORP.
filed 2011-09-14
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

TIB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

North Carolina	000-21329	65-0655973
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

599 9th Street North, Suite 101
Naples, FL 34102-5624
(Address of principal executive offices) (Zip Code)

(239) 263-3344
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of July 31, 2011 there were 12,349,935 shares outstanding of the registrant’s common stock, $0.10 par value.

Explanatory Note

The sole purpose of this Amendment No. 1 to TIB Financial Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011 (“Form 10-Q”), is to furnish Exhibit 101 to Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment No. 1 furnishes the unaudited consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

Exhibit No.	Description

Exhibit 2.1
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

Exhibit 31.1	Certification of R. Eugene Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit 31.2	Certification of Christopher G. Marshall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit 32.1	Certification of R. Eugene Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit 32.2	Certification of Christopher G. Marshall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit 101	Interactive data file **

*	Filed as an exhibit to TIB Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

**	Furnished with this Form 10-Q/A

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 14, 2011	TIB FINANCIAL CORP.

	By:	/s/ Christopher G. Marshall
Christopher G. Marshall
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 2.1
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

Exhibit 31.1	Certification of R. Eugene Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit 31.2	Certification of Christopher G. Marshall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit 32.1	Certification of R. Eugene Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit 32.2	Certification of Christopher G. Marshall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit 101	Interactive data file **

*	Filed as an exhibit to TIB Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011

**	Furnished with this Form 10-Q/A