Form 10-Q
period 2011-09-30
TIB FINANCIAL CORP.
filed 2011-11-10
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		12,349,935
Class		Outstanding as of October 31, 2011

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended September 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share data)

	(Unaudited)
	September 30, 2011	December 31, 2010

Assets
Cash and due from banks	$1,112	$22,209
Interest-bearing deposits with banks	1,186	131,585

Investment securities available for sale	-	418,092

Loans, net of deferred loan costs and fees	-	1,004,630
Less: Allowance for loan losses	-	402
Loans, net	-	1,004,228

Premises and equipment, net	-	43,153
Goodwill	-	29,999
Intangible assets, net	3,198	11,406
Other real estate owned	-	25,673
Deferred income tax asset	-	19,973
Accrued interest receivable and other assets	1,518	50,548
Equity method investment in Capital Bank, NA	198,983	-
Total Assets	$205,997	$1,756,866

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$-	$198,092
Interest-bearing	-	1,168,933
Total deposits	-	1,367,025

Federal Home Loan Bank (FHLB) advances	-	131,116
Short-term borrowings	-	47,158
Long-term borrowings	23,103	22,887
Accrued interest payable and other liabilities	5,106	11,930
Total liabilities	28,209	1,580,116

Shareholders’ equity
Common stock - $.10 par value per share: 50,000 shares authorized, 12,350 and 11,817 shares issued and outstanding, respectively	1,235	1,182
Additional paid in capital	170,440	177,316
Retained earnings	4,081	560
Accumulated other comprehensive income (loss)	2,032	(2,308)
Total shareholders’ equity	177,788	176,750

Total Liabilities and Shareholders’ Equity	$205,997	$1,756,866

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Interest and dividend income
Loans, including fees	$-	$14,836	$17,745	$45,471
Investment securities:
Taxable	-	2,106	3,238	6,479
Tax-exempt	-	29	19	137
Interest-bearing deposits in other banks	10	55	111	204
Federal Home Loan Bank stock	-	16	31	26
Total interest and dividend income	10	17,042	21,144	52,317

Interest expense
Deposits	-	4,392	3,276	13,803
Federal Home Loan Bank advances	-	1,195	301	3,590
Short-term borrowings	-	21	19	69
Long-term borrowings	471	648	1,393	1,973
Total interest expense	471	6,256	4,989	19,435

Net interest income	(461)	10,786	16,155	32,882

Provision for loan losses	-	17,072	621	29,697
Net interest income after provision for loan losses	(461)	(6,286)	15,534	3,185

Non-interest income
Service charges on deposit accounts	-	831	1,070	2,585
Fees on mortgage loans originated and sold	-	455	498	1,219
Investment advisory and trust fees	407	328	1,173	948
Loss on sale of indirect auto loans	-	2	-	(344)
Equity in income from investment in Capital Bank, NA	1,875	-	2,533	-
Other income	-	802	1,669	2,283
Investment securities gains (losses), net	-	-	12	2,635
Other-than-temporary impairment losses on investments
Gross impairment losses	-	-	-	-
Less: Impairments recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	-
Total non-interest income	2,282	2,418	6,955	9,326

Non-interest expense
Salaries and employee benefits	240	6,610	8,991	19,859
Net occupancy and equipment expense	14	2,391	2,754	6,948
Foreclosed asset related expense	-	15,438	565	21,687
Management fee expense	128	-	214	-
Other expense	217	5,348	5,999	16,822
Total non-interest expense	599	29,787	18,523	65,316

Income (loss) before income taxes	1,222	(33,655)	3,966	(52,805)

Income tax expense (benefit)	(271)	-	445	-

Net income (loss)	$1,493	$(33,655)	$3,521	$(52,805)
Preferred dividends earned by preferred shareholders and discount accretion	-	680	-	2,009
Gain on retirement of Series A preferred allocated to common shareholders	-	(24,276)	-	(24,276)
Net loss allocated to common shareholders	$1,493	$(10,059)	$3,521	$(30,538)

Basic income (loss) per common share	$0.12	$(67.68)	$0.29	$(205.64)

Diluted income (loss) per common share	$0.12	$(67.68)	$0.27	$(205.64)

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars and shares in thousands, except per share data)

Successor Company	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, July 1, 2011	12,350	$1,235	$174,903	$2,588	$1,310	$180,036
Comprehensive income:
Net income				1,493		1,493
Net market valuation adjustment on securities available for sale					722
Less: reclassification adjustment for gains					-
Other comprehensive income, net of tax expense of $453						722
Comprehensive income						2,215
Effects of merger of TIB Bank into Capital Bank, NA			(4,463)			(4,463)
Balance, September 30, 2011	12,350	$1,235	$170,440	$4,081	$2,032	$177,788

Predecessor Company	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, July 1, 2010	37	$34,110	149	$15	$76,410	$(69,524)	$(1,406)	$(569)	$39,036
Comprehensive loss:
Net loss						(33,655)			(33,655)
Net market valuation adjustment on securities available for sale							849
Other comprehensive income									849
Comprehensive loss									(32,806)
Preferred stock discount accretion		192				(192)			-
Stock-based compensation and related tax effect					529				529
Balance, September 30, 2010	37	$34,302	149	$15	$76,939	$(103,371)	$(557)	$(569)	$6,759

Successor Company	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2011	11,817	$1,182	$177,316	$560	$(2,308)	$176,750
Comprehensive income:
Net income				3,521		3,521
Net market valuation adjustment on securities available for sale					4,837
Less: reclassification adjustment for gains					(7)
Other comprehensive income, net of tax expense of $2,932						4,830
Comprehensive income						8,351
Common stock issued in Rights Offering	533	53	7,710			7,763
Effects of merger of TIB Bank into Capital Bank, NA			(14,586)		(490)	(15,076)
Balance, September 30, 2011	12,350	$1,235	$170,440	$4,081	$2,032	$177,788

Predecessor Company	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2010	37	$33,730	149	$15	$76,154	$(49,994)	$(3,818)	$(569)	$55,518
Comprehensive loss:
Net loss						(52,805)			(52,805)
Net market valuation adjustment on securities available for sale							5,896
Less: reclassification adjustment for gains							(2,635)
Other comprehensive income									3,261
Comprehensive loss									(49,544)
Preferred stock discount accretion		572				(572)			-
Stock-based compensation and related tax effect					785				785
Balance, September 30, 2010	37	$34,302	149	$15	$76,939	$(103,371)	$(557)	$(569)	$6,759

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(Unaudited)
(Dollars in thousands)

	Successor Company	Predecessor Company
	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net income (loss)	$3,521	$(52,805)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Accretion of acquired loans	(17,059)	-
Equity in income from investment in Capital Bank, NA	(2,533)	-
Depreciation and amortization	500	3,572
Provision for loan losses	621	29,697
Deferred income tax expense	204	-
Investment securities net realized gains	(12)	(2,635)
Net amortization of investment premium/discount	1,967	2,330
Stock-based compensation	-	785
(Gain)/Loss on sales of OREO	(121)	55
OREO valuation adjustments	-	19,116
Loss on the sale of indirect auto loans	-	344
Other	(656)	193
Mortgage loans originated for sale	(17,154)	(56,265)
Proceeds from sales of mortgage loans originated for sale	24,854	55,384
Fees on mortgage loans sold	(498)	(1,219)
Change in accrued interest receivable and other assets	(3,417)	4,681
Change in accrued interest payable and other liabilities	2,294	6,576
Net cash (used in) provided by operating activities	(7,489)	9,809

Cash flows from investing activities:
Net change in cash due to merger of TIB Bank with and into Capital Bank, NA	(103,654)	-
Investment in Capital Bank, NA	(5,241)	-
Purchases of investment securities available for sale	(15,474)	(335,038)
Sales of investment securities available for sale	2,319	188,601
Repayments of principal and maturities of investment securities available for sale	43,101	90,955
Acquisition of Naples Capital Advisors business	-	(296)
Sales of FHLB Stock	244	749
Principal repayments on loans, net of loans originated or acquired	(7,069)	27,168
Purchases of premises and equipment	(405)	(12,629)
Proceeds from sales of loans	-	26,902
Proceeds from sale of OREO	8,844	6,794
Proceeds from disposal of equipment	-	41
Net cash used in investing activities	(77,335)	(6,753)

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	78,957	(107,167)
Net increase (decrease) in time deposits	(138,414)	60,181
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(4,979)	(36,647)
Repayment of long term FHLB advances	(10,000)	-
Net change in long term repurchase agreements	-	(20,000)
Net proceeds from North American Financial Holdings, Inc. Investment	-	162,840
Net proceeds from common stock rights offering	7,764	-
Net cash (used in) provided by financing activities	(66,672)	59,207

Net decrease in cash and cash equivalents	(151,496)	62,263
Cash and cash equivalents at beginning of period	153,794	167,402
Cash and cash equivalents at end of period	$2,298	$229,665

Supplemental disclosures of cash paid:
Interest	$9,116	$16,303
Supplemental information:
Exchange of Series A Preferred Stock for common shares issued in NAFH Investment	-	12,160
Transfer of loans to OREO	4,752	35,007
See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 1 – Basis of Presentation & Accounting Policies

TIB Financial Corp. is a bank holding company headquartered in Naples, Florida.  Prior to April 29, 2011, TIB Financial Corp. (the “Company”) conducted its business primarily through its wholly-owned subsidiaries, TIB Bank (together with its successor entities following the Merger (as defined below), the “Bank”) and Naples Capital Advisors, Inc.  As described in additional detail in Note 2, on April 29, 2011 (the “Merger Date”), the Bank merged (the “Merger”) with and into NAFH National Bank (“NAFH Bank”), a subsidiary of our majority shareholder, North American Financial Holdings, Inc. (“NAFH”) in an all-stock transaction, with NAFH Bank as the surviving entity. On June 30, 2011, NAFH Bank merged with Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, a controlled subsidiary of our majority shareholder, with NAFH Bank as the surviving entity (the “Capital Bank Merger”). On June 30, 2011, NAFH Bank changed its name to Capital Bank, National Association (“Capital Bank, NA”). Subsequently, GreenBank, a previously wholly-owned subsidiary of Green Bankshares, Inc. (“Green”), merged with and into Capital Bank, NA when Green became a controlled subsidiary of NAFH on September 7, 2011. Collectively the subsidiary bank mergers discussed above are referred to herein as the “Subsidiary Bank Mergers”.

Subsequent to the Subsidiary Bank Mergers, the Company holds an approximately 21% ownership interest in Capital Bank, NA which is recorded as an equity-method investment in that entity. As of September 30, 2011, the Company’s investment in Capital Bank, NA totaled $198,983, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of September 30, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Subsequent to the Merger Date, the Company’s significant assets and liabilities included in the Consolidated Balance Sheet are comprised of a customer relationship intangible associated with Naples Capital Advisors, Inc., the company’s wholly-owned registered investment advisor, along with the Company’s equity method investment in Capital Bank, NA, current and deferred income tax accounts and trust preferred securities. The Company’s operating results subsequent to the Merger Date include the Company’s proportional share of the equity method earnings of Capital Bank, NA and interest income and interest expense resulting from cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively. Unless otherwise specified, this report describes TIB Financial Corp. and its subsidiaries including TIB Bank through the Merger Date, and subsequent to that date, includes TIB Financial Corp. and Naples Capital Advisors, Inc.

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

As a result of the Investment, pursuant to which NAFH acquired approximately 99% (which has subsequently been reduced to approximately 94% as a result of the Rights Offering) of the voting securities of the Company, the Company followed the acquisition method of accounting as required by the Business Combinations Topic of the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).  Under the accounting guidance the application of “push down” accounting was required.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, acquisition accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements.  Accordingly, retained earnings and accumulated other comprehensive income at September 30, 2011 and December 31, 2010 represent only the results of operations subsequent to September 30, 2010, the date of the NAFH Investment.

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

Earnings (loss) per share have been computed based on the following for the periods ended:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Weighted average number of common shares outstanding:
Basic	12,350	149	12,189	149
Dilutive effect of options outstanding	-	-	-	-
Dilutive effect of restricted shares	-	-	-	-
Dilutive effect of warrants outstanding	-	-	723	-
Diluted	12,350	149	12,912	149

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Anti-dilutive stock options	5	8	6	8
Anti-dilutive restricted stock awards	-	-	-	-
Anti-dilutive warrants	11,667	24	3	24

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)
Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”).  ASU 2011-08 amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of ASU 2011-08 will not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial condition or results of operations but will alter disclosures.

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

Note 2 – Equity Method Investment in Capital Bank, NA

On April 29, 2011, the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, NAFH, preceding the Merger. Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and the Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank. NAFH is deemed to control NAFH Bank due to NAFH’s 94% ownership interest in the Company and NAFH’s direct ownership of the remaining 47% interest in NAFH Bank subsequent to the Merger. Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH Bank under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of September 30, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

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

Subsequent to the mergers on June 30, 2011, NAFH, the Company and Capital Bank Corp. made contributions of additional capital to Capital Bank, NA of $4,695, $5,241 and $6,063, respectively, in proportion to their respective ownership interests in Capital Bank NA. The contributions were made to provide additional capital support for the general business operations of Capital Bank, NA.

On September 7, 2011, GreenBank, a wholly-owned subsidiary of Green Bankshares Inc., an affiliated bank holding company in which NAFH has a 90% ownership interest, was merged with and into Capital Bank, NA., with Capital Bank, NA as the surviving entity.  On September 30, 2011, Capital Bank Corp. made a contribution of additional capital to Capital Bank, NA of $10,000.   Subsequently and as a result of these transactions, the Company’s ownership interest in Capital Bank, NA was reduced to 21%.

The mergers of the Bank, Capital Bank and GreenBank into Capital Bank, NA were restructuring transactions between commonly-controlled entities. The difference between the amount of the Company’s initial equity method investment in NAFH Bank, subsequent to the merger, and the Company’s investment in the Bank, immediately preceding the merger, was accounted for as a reduction in additional paid in capital. The amount of the equity method investment in NAFH Bank on April 29, 2011, immediately subsequent to the merger, was equal to approximately 53% of the total shareholders’ equity of NAFH Bank post-merger (the combined entity). Additionally, at the time of the merger, due to the de-consolidation of the Bank, the balance of accumulated other comprehensive income was reclassified as additional paid in capital. As the Company began to account for its investment in the combined entity under the equity method, the change in the balance of the Company’s equity method investment between April 29, 2011 and September 30, 2011 resulting from the Company’s proportional share of earnings of $1,875 and $2,533 was recorded in “Equity in income from investment in Capital Bank, NA.” in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2011, respectively. Other changes in the Company’s equity method investment in Capital Bank, NA resulted from the subsidiary bank mergers of Capital Bank and GreenBank into Capital Bank, NA, as the Company’s equity method investment was adjusted at each merger date to equal its proportional ownership of Capital Bank, NA with the net change being recorded as cumulative net decrease in the total shareholders’ equity of the Company of $14,586.

At September 30, 2011, the Company’s net investment of $198,983 in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank NA.”

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA:

	Three Months Ended September 30, 2011	Period From April 29, 2011 Through September 30, 2011
Interest income	$60,782	$81,492
Interest expense	8,543	11,823
Net interest income	52,239	69,669
Provision for loan losses	9,764	16,260
Non-interest income	12,840	17,305
Non-interest expense	44,778	58,166
Net income	6,858	8,106

Note 3 – Investment Securities

As discussed in Note 2, due to the deconsolidation of the Bank during the second quarter of 2011, no investment securities are reported on the Company’s consolidated balance sheet as of September 30, 2011. The amortized cost, estimated fair value and the related gross unrealized gains and losses recognized in accumulated other comprehensive income of investment securities available for sale at December 31, 2010 are presented below:

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

Proceeds from sales and calls of securities available for sale were $0 and $20,144 for the three and nine months ended September 30, 2011, respectively. Gross gains of approximately $0 and $12 were realized on these sales and calls during the three and nine months ended September 30, 2011, respectively.

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

Note 4 – Loans

As discussed in Note 2, due to the deconsolidation of the Bank during the second quarter of 2011, no loans are reported on the Company’s consolidated balance sheet as of September 30, 2011. Major classifications of loans as of December 31, 2010 are as follows:

(Successor Company)	December 31, 2010
Real estate mortgage loans:
Commercial	$612,455
Residential	225,850
Construction and vacant land	38,956
Commercial and agricultural loans	60,642
Indirect auto loans	28,038
Home equity loans	29,658
Other consumer loans	8,730
Total loans	1,004,329

Net deferred loan costs	301
Loans, net of deferred loan costs	$1,004,630

Accretable yield, or income expected to be collected, related to purchased credit-impaired loans is as follows:

(Successor Company)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Balance, beginning of period	$-	$263,381
New loans purchased	-	-
Accretion of income	-	(17,059)
Reclassifications from nonaccretable difference	-	-
Reduction due to deconsolidation of the Bank	-	(246,322)
Balance, end of period	$-	$-

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

Note 5 – Allowance for Loan Losses

As discussed in Note 2, due to the deconsolidation of the Bank during the second quarter of 2011, no loans or allowance for loan losses were reported on the Company’s consolidated balance sheet as of September 30, 2011. Activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Balance, beginning of period	$-	$27,710	$402	$29,083
Provision for loan losses charged to expense	-	17,072	621	29,697
Loans charged off	-	(12,445)	(24)	(27,432)
Recoveries of loans previously charged off	-	69	-	1,058
Reduction due to deconsolidation of the Bank	-	-	(999)	-
Balance, end of period	$-	$32,406	$-	$32,406
		Successor Company		Successor Company
Acquisition accounting adjustment		$(32,406)		$(32,406)
Balance, September 30	$-	$-	$-	$-

Roll forward of allowance for loan losses for the nine months ended September 30, 2011:

(Successor Company)	December 31, 2010	Provision	Net Charge-offs	Reduction Due to Deconsolidation of the Bank	September 30, 2011
Real estate mortgage loans:
Commercial	$7	$201	$-	$(208)	$-
Residential	164	206	-	(370)	-
Construction and vacant land	-	75	-	(75)	-
Commercial and agricultural loans	24	13	-	(37)	-
Indirect auto loans	184	108	(24)	(268)	-
Home equity loans	14	11	-	(25)	-
Other consumer loans	9	7	-	(16)	-
Total loans	$402	$621	$(24)	$(999)	$-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)
(Successor Company)
December 31, 2010	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit-Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit-Impaired
Real estate mortgage loans:
Commercial	$-	$7	$-	$-	$552	$599,820
Residential	-	164	-	-	11,868	213,983
Farmland	-	-	-	-	-	12,083
Construction and vacant land	-	-	-	-	-	38,956
Commercial and agricultural	-	24	-	-	4,901	55,740
Indirect auto loans	-	184	-	-	6,295	21,744
Home equity loans	-	14	-	-	25,305	4,353
Other consumer loans	-	9	-	-	5,546	3,183
Total loans	$-	$402	$-	$-	$54,467	$949,862

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

To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At September 30, 2011 the Company maintained capital ratios exceeding the requirement to be considered adequately capitalized. These minimum ratios along with the actual ratios for the Company as of September 30, 2011 and December 31, 2010 are presented in the following table.

(Successor Company)	Adequately Capitalized Requirement	September 30, 2011 Actual	December 31, 2010 Actual

Tier 1 Capital (to Average Assets)	≥ 4.0%	93.5%	8.2%

Tier 1 Capital (to Risk Weighted Assets)	≥ 4.0%	97.4%	13.3%

Total Capital (to Risk Weighted Assets)	≥ 8.0%	97.4%	13.4%

Management believes, as of September 30, 2011, that the Company met all capital requirements to which it is subject.  Tier 1 Capital for the Company includes the trust preferred securities that were issued in September 2000, July 2001 and June 2006 to the extent allowable.

On September 22, 2010, the Federal Reserve Bank of Atlanta (“FRB”) and the Company entered into a written agreement where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB. On September 28, 2011, pursuant to approval by the FRB of a written request by the Company, the Company made payments of all amounts due for current and deferred interest through the next payment date for each of its trust preferred securities.

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

As discussed in Note 2, due to the deconsolidation of the Bank during the second quarter of 2011, the Company had no assets or liabilities measured at fair value on a recurring or non recurring basis as of September 30, 2011.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and held at September 30, 2010, respectively.

(Predecessor Company)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations

	Three months Ended September 30, 2010	Nine months Ended September 30, 2010
Balance, beginning of period	$758	$759
Included in earnings – other than temporary impairment	-	-
Included in other comprehensive income	115	114
Transfer in to Level 3	-	-
Balance, end of period	$873	$873

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(Successor Company)		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned	25,673	-	-	25,673
Other repossessed assets	104	-	104	-

The carrying amounts and estimated fair values of financial instruments, at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
Successor Company	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,298	$2,298	$153,794	$153,794
Investment securities available for sale	-	-	418,092	418,092
Loans, net	-	-	1,004,228	995,744
Federal Home Loan Bank and Independent Bankers’ Bank stock	-	-	9,621	NM
Accrued interest receivable	-	-	4,917	4,917

Financial liabilities:
Non-contractual deposits	$-	$-	$648,019	$648,019
Contractual deposits	-	-	719,006	719,328
Federal Home Loan Bank Advances	-	-	131,116	130,906
Short-term borrowings	-	-	47,158	47,156
Subordinated debentures	23,103	25,406	22,887	25,267
Accrued interest payable	-	-	7,260	7,260

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of TIB Financial Corp. (the “Company”) to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:  market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, ability to integrate our new management and directors without encountering potential difficulties, the Company’s geographic concentration in the southeastern region of the United States, the potential for the interests of the other shareholders of Capital Bank, NA to differ from those of the Company, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, risks related to Capital Bank, NA’s technology and information systems, risks associated with the controlling interest of NAFH in the Company, and risks associated with the limited liquidity of the Company’s common stock. Additional factors that could cause actual results to differ materially are discussed in the Company’s Annual Report on Form 10-K. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.  The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of September 30, 2011, and statements of operations for the three and nine months ended September 30, 2011. Except as otherwise noted, dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

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

TIB Bank Merger with Capital Bank, NA

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

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corp., an affiliated bank holding company in which NAFH has an 83% ownership interest, was merged with and into NAFH Bank, with NAFH Bank as the surviving entity. In connection with the transaction, NAFH Bank also changed its name to Capital Bank, National Association.  On September 7, 2011, GreenBank, a wholly-owned subsidiary of Green Bankshares Inc., an affiliated bank holding company in which NAFH has a 90% ownership interest, was merged with and into Capital Bank, NA.  Subsequently and as a result of those transactions, the Company’s ownership interest in Capital Bank, NA was reduced to approximately 21%.  At September 30, 2011, the Company’s net investment of $199.0 million in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA” which represented the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of September 30, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

Capital Bank, NA (formerly NAFH Bank) was formed in connection with the July 16, 2010  purchase and assumption of assets and deposits and other liabilities of three banks (collectively, the “FDIC Banks”) – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”) and is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC. As of September 30, 2011, following the mergers of TIB Bank, Capital Bank and GreenBank, as discussed above, Capital Bank, NA had total assets of $6.6 billion, total deposits of $5.3 billion and shareholders’ equity of $931.1 million. As of September 30, 2011, following the mergers of TIB Bank, Capital Bank and GreenBank as discussed above, Capital Bank, NA operated 146 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.

Potential Merger of TIB Financial Corp. and NAFH Inc.

On September 1, 2011, NAFH's Board of Directors approved and adopted a plan of merger. The plan of merger provides for the merger of TIB Financial Corp. with and into NAFH, with NAFH continuing as the surviving entity. In the merger, each share of TIB Financial Corp.’s common stock issued and outstanding immediately prior to the completion of the merger, except for shares for which appraisal rights are properly exercised and certain shares held by NAFH or TIB Financial Corp., will be converted into the right to receive 0.7205 of a share of NAFH Class A common stock. No fractional shares of Class A common stock will be issued in connection with the merger, and holders of TIB Financial Corp. common stock will be entitled to receive cash in lieu thereof.

Since NAFH currently owns more than 90% of common stock of TIB Financial Corp., under Delaware and Florida law, no vote of our stockholders is required to complete the merger.  NAFH will determine when and if the merger will ultimately take place.

Consent Order and Written Agreement

On July 2, 2010, TIB Bank entered into a Consent Order, which is a formal agreement, with the bank regulatory agencies under which, among other things, the Bank had agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. The Consent Order terminated on April 29, 2011 when TIB Bank was merged with and into NAFH National Bank. On September 22, 2010 the Federal Reserve Bank of Atlanta and the Company entered into a written agreement where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB. The Company submitted a written request to the FRB to authorize the payment of deferred and current interest payments through the next payment date and future interest payments when due as scheduled on the three trust preferred securities. On September 28, 2011, pursuant to receipt of the FRB’s approval, concurrent interest payments were made for each of the trust preferred securities and the Company began the process of exiting from the deferral period.

Quarterly Summary

For the third quarter of 2011, the Company reported net income of $1.5 million.  Basic and diluted income per common share was $0.12.  Net income during the quarter reflects equity income from the Company’s investment in Capital Bank, NA of $1.9 million, net of tax and interest expense of $471,000 related to trust preferred securities. Excluding the equity income of $1.9 million, the Company reported a net loss before tax in the third quarter of $653,000 which resulted in a tax benefit of $271,000 being recorded.

Operating and financial highlights include the following:

●	On September 7, 2011, GreenBank, which was the wholly-owned banking subsidiary of Green Bankshares, Inc., merged with and into Capital Bank, NA;

●	As a result of the GreenBank merger, the Company held a 21% ownership interest in Capital Bank, NA at September 30, 2011

TIB Financial Corp. reported total assets of $206.0 million as of September 30, 2011.

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA:

	Three Months Ended September 30, 2011	Period From April 29, 2011 Through September 30, 2011
Interest income	$60,782	$81,492
Interest expense	8,543	11,823
Net interest income	52,239	69,669
Provision for loan losses	9,764	16,260
Non-interest income	12,840	17,305
Non-interest expense	44,778	58,166
Net income	6,858	8,106

Results of Operations

Net income

Three months ended September 30, 2011 (Successor Company):

The Company reported net income of $1.5 million for the three months ended September 30, 2011. Basic and diluted income per common share was $0.12. The Company’s consolidated net income includes three months of equity in income from its investment in Capital Bank, NA which amounted to $1.9 million, net of tax. Net income also included interest expense of $471,000 for the third quarter related to trust preferred securities. Excluding the equity income of $1.9 million, the Company reported a net loss before tax in the third quarter of $653,000 which resulted in a tax benefit of $271,000 being recorded.

Three months ended September 30, 2010 (Predecessor Company):

For the third quarter of 2010, the Company reported a net loss before dividends on preferred stock of $33.7 million.  The loss allocated to common shareholders was $67.68 per share for the third quarter of 2010.  The loss was primarily due to no tax benefit recorded during the period as a result of the Company’s deferred tax assets being fully reserved; a $17.1 million provision for loan losses and $15.4 million in valuation adjustments, losses on sale and operating expenses associated with foreclosed real estate (“OREO”).

Nine months ended September 30, 2011 (Successor Company):

The Company reported net income of $3.5 million for the nine months ended September 30, 2011. Basic and diluted income per common share was $0.29 and $0.27, respectively. The provision for loan losses recorded during the period of $621,000 reflects the current period increase in the allowance for loan losses for non-PCI loans. Other operating expense includes a favorable resolution of a vendor dispute which resulted in a refund of approximately $208,000.  Due to the Merger discussed above, the Company’s consolidated net income reflects four months of the operations of TIB Bank and five months of equity in income from its investment in Capital Bank, NA which amounted to $2.5 million net of tax.

Nine months ended September 30, 2010 (Predecessor Company):

For the first nine months of 2010, the Company reported a net loss before dividends on preferred stock of $52.8 million.  The loss allocated to common shareholders was $205.64 per share for the nine months ended September 30, 2010.  The loss was primarily due to no tax benefit recorded during the period as a result of the Company’s deferred tax assets being fully reserved; a $29.7 million provision for loan losses; $21.7 million in valuation adjustments, losses on sale and operating expenses associated with OREO; and $2.1 million in expense incurred in connection with our capital raising activities and the termination of a related consulting agreement.

Net Interest Income

Net interest income in the third quarter of 2011 was significantly impacted by the Merger discussed above.  Accordingly, as a result of the deconsolidation of the Bank, interest-bearing liabilities which consisted of trust preferred securities significantly exceeded interest-earning assets, thus creating negative net interest income and a negative net interest margin.

Net interest income for the first four months of 2011 and for the three and nine months ended September 30, 2010 represents the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities.  Net interest income was the largest component of our income, and was affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets included loans, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits in other banks and investment securities.  Our interest-bearing liabilities include deposits, federal funds purchased, subordinated debentures, advances from the FHLB and other short term borrowings.

Rate and volume variance analyses allocate the change in interest income and interest expense between that which is due to changes in the rate earned or paid for specific categories of assets and liabilities and that which is due to changes in the average balance between two periods.  Because of the purchase accounting adjustments and the Merger, the amounts for the three and nine month periods ended September 30, 2011 are not comparable to the three and nine month periods ended September 30, 2010.

Three months ended September 30, 2011 (Successor Company):

Net interest income was $(461,000) for the three months ended September 30, 2011. The net interest margin was (37.52%). Due to the Merger discussed above, net interest income for the quarter includes only interest income on interest earning cash and interest expense on trust preferred securities. Accordingly, as a result of the deconsolidation of the Bank, the reported average balances of interest earning assets includes only interest earning cash and liabilities includes trust preferred securities.

Three months ended September 30, 2010 (Predecessor Company):

Net interest income was $10.8 million for the three months ended September 30, 2010 while the net interest margin was 2.85%. The net interest margin reflected the continued reduction of the cost of interest bearing deposits and the repricing or replacement of maturing higher priced time deposits with lower cost funding during the quarter. These factors were partially offset by the continued maintenance of higher levels of liquid investment securities and cash equivalents and a change in asset mix resulting in lower volumes of higher yielding loans. The net interest margin was adversely impacted by the level of nonaccrual loans and non-performing assets during the period, which reduced the margin by approximately 25 basis points during the third quarter of 2010.

Interest and dividend income for the three months ended September 30, 2010 was impacted by lower average volumes and rates on loan balances and investment securities primarily due to the higher level of non-performing loans and declines in market interest rates. Due to the lower interest rate environment and the higher level of non-accrual loans, the yield of our loans declined.

Partially offsetting the decline in interest and dividend income, were decreases in interest expense on deposits as a result of lower interest rates paid as well as declines in market interest rates. The average interest cost of interest bearing deposits declined during the quarter along with the overall cost of interest bearing liabilities.

The following table presents average balances of assets, liabilities and equity of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended September 30, 2011 and September 30, 2010.

	Successor Company			Predecessor Company
	2011			2010
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$-	$-	-	$1,100,135	$14,858	5.36%
Investment securities (2)	-	-	-	310,053	2,150	2.75%
Interest-bearing deposits in other banks	4,875	10	0.81%	86,492	55	0.25%
Federal Home Loan Bank stock	-	-	-	9,946	16	0.64%
Total interest-earning assets	4,875	10	0.81%	1,506,626	17,079	4.50%

Non-interest-earning assets:
Cash and due from banks	1,072			20,592
Premises and equipment, net	-			51,239
Equity method investment in Capital Bank, NA	201,231			-
Other assets	4,081			52,438
Total non-interest-earning assets	206,384			124,269
Total assets	$211,259			$1,630,895

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$-	$-	-	$722,464	$3,653	2.01%
Money market	-	-	-	175,588	461	1.04%
NOW accounts	-	-	-	184,285	150	0.32%
Savings deposits	-	-	-	73,093	128	0.69%
Total interest-bearing deposits	-	-	-	1,155,430	4,392	1.51%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	-	-	-	185,466	1,216	2.60%
Long-term borrowings	23,056	471	8.10%	59,087	648	4.35%
Total interest-bearing liabilities	23,056	471	8.10%	1,399,983	6,256	1.77%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	-			173,295
Other liabilities	7,033			17,829
Shareholders’ equity	181,170			39,788
Total non-interest-bearing liabilities and shareholders’ equity	188,203			230,912
Total liabilities and shareholders’ equity	$211,259			$1,630,895

Interest rate spread (tax equivalent basis)			(7.29)%			2.73%
Net interest income (tax equivalent basis)		$(461)			$10,823
Net interest margin (3) (tax equivalent basis)			(37.52)%			2.85%

_______ (1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3) Net interest margin is net interest income divided by average total interest-earning assets.

Nine months ended September 30, 2011 (Successor Company):

Net interest income was $16.1 million for the nine months ended September 30, 2011. Due to the Merger discussed above, net interest income includes only four months of the operating results of TIB Bank. Accordingly, as a result of the deconsolidation of the Bank, the reported average balances of interest earning assets and liabilities along with interest income and expense for the period decreased significantly. Net interest income was also impacted by the purchase accounting adjustments required as a result of the NAFH Investment.  Because of the accretion of discounts and premiums established by re-valuing the assets and liabilities to their fair values as of September 30, 2010, the rates at which interest income and expense are accrued changed from prior periods irrespective of whether market rates or contractual rates changed. The net interest margin for the nine months ended September 30, 2011 was to 3.17%.

Nine months ended September 30, 2010 (Predecessor Company):

Net interest income was $32.9 million for the nine months ended September 30, 2010 while the net interest margin was 2.84%. The net interest margin reflects the repricing or replacement of maturing higher priced deposits with lower cost funding which resulted in a decrease in the overall cost of our interest bearing deposits during the nine months ended September 30, 2010. These factors were partially offset by the continued maintenance of higher levels of liquid investment securities and cash equivalents and a change in asset mix resulting in lower volumes of higher yielding loans. The net interest margin was adversely impacted by the level of nonaccrual loans and non-performing assets during the period, which reduced the margin by approximately 29 basis points during the nine months, ended September 30, 2010.

Interest and dividend income for the nine months ended September 30, 2010 was impacted by lower balances on loans and investment securities, the higher level of non-performing loans and declines in market interest rates. Due to the lower interest rate environment and the higher level of non-accrual loans, the yield of our loans declined.

Partially offsetting the decline in interest and dividend income, were decreases in interest expense on deposits as a result of lower interest rates paid as well as declines in other market interest rates. The average interest cost of interest bearing deposits declined during the first nine months of 2010 along with the overall cost of interest bearing liabilities.

The following table presents average balances of assets, liabilities and equity of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the nine months ended September 30, 2011 and September 30, 2010.

	Successor Company			Predecessor Company
	2011			2010
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$447,017	$17,717	5.30%	$1,131,509	$45,532	5.38%
Investment securities (2)	179,065	3,266	2.44%	301,584	6,687	2.96%
Interest-bearing deposits in other banks	51,128	111	0.29%	108,716	204	0.25%
Federal Home Loan Bank stock	4,114	31	1.01%	10,278	26	0.34%
Total interest-earning assets	681,324	21,125	4.15%	1,552,087	52,449	4.52%

Non-interest-earning assets:
Cash and due from banks	10,816			22,070
Premises and equipment, net	18,880			47,711
Equity method investment in Capital Bank, NA	110,476			-
Other assets	49,858			50,448
Total non-interest-earning assets	190,030			120,229
Total assets	$871,354			$1,672,316

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$277,727	$2,368	1.14%	$708,892	$11,391	2.15%
Money market	90,503	497	0.73%	185,821	1,460	1.05%
NOW accounts	77,921	180	0.31%	201,570	534	0.35%
Savings deposits	46,495	231	0.66%	78,661	418	0.71%
Total interest-bearing deposits	492,646	3,276	0.89%	1,174,944	13,803	1.57%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	74,617	320	0.57%	190,912	3,659	2.56%
Long-term borrowings	22,984	1,393	8.10%	61,681	1,973	4.28%
Total interest-bearing liabilities	590,247	4,989	1.13%	1,427,537	19,435	1.82%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	92,944			182,073
Other liabilities	6,266			14,002
Shareholders’ equity	181,897			48,704
Total non-interest-bearing liabilities and shareholders’ equity	281,107			244,779
Total liabilities and shareholders’ equity	$871,354			$1,672,316

Interest rate spread (tax equivalent basis)			3.02%			2.70%
Net interest income (tax equivalent basis)		$16,136			$33,014
Net interest margin (3) (tax equivalent basis)			3.17%			2.84%

_______ (1) Average loans include non-performing loans.
(2) Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3) Net interest margin is net interest income divided by average total interest-earning assets.

Non-interest Income

 The following table presents the principal components of non-interest income for the three and nine months ended September 30, 2011 and September 30, 2010.

(Dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30,2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Equity in income from investment in Capital Bank, NA	$1,875	$-	$2,533	$-
Investment advisory fees	407	328	1,173	948
Service charges on deposit accounts	-	831	1,070	2,585
Management fee income	-	-	700	-
Debit card income	-	369	559	1,101
Fees on mortgage loans sold	-	455	498	1,219
Other	-	312	251	694
Earnings on bank owned life insurance policies	-	123	159	353
Investment securities gains, net	-	-	12	2,635
Loss on sale of indirect loans	-	-	-	(344)
Life insurance gain	-	-	-	135
Total non-interest income	$2,282	$2,418	$6,955	$9,326

The Company is unable to provide a comparable analysis in this discussion of non-interest income because there are no comparable periods due to the Merger discussed above.

Three months ended September 30, 2011 (Successor Company):

The non-interest income for the three months ended September 30, 2011 includes equity in income from investment in Capital Bank, NA of $1.9 million net of tax. Investment advisory fees of $407,000 were earned during the quarter through the Company’s wholly-owned registered investment advisor, Naples Capital Advisors, Inc. (“NCA”).

Three months ended September 30, 2010 (Predecessor Company):

During the three months ended September 30, 2010, fees from the origination and sale of $18.5 million of residential mortgages in the secondary market were $455,000.  Investment advisory fees of $328,000 were earned during the quarter through NCA.

Nine months ended September 30, 2011 (Successor Company):

The non-interest income for the for the nine months ended September 30, 2011 includes only four months of the operations of TIB Bank and five months of equity in income from investment in Capital Bank, NA of $2.5 million, net of tax. Investment advisory fees of $1.2 million were earned by NCA during the period. Prior to the Merger, the Bank earned fees of $498,000 from the origination and sale of $23.5 million of residential mortgages in the secondary market. Additionally, the Company recorded $700,000 of management fee income pursuant to a third party reliance agreement which covered services provided by TIB Bank employees on behalf of the Company’s affiliate, NAFH Bank prior to the Merger.

Nine months ended September 30, 2010 (Predecessor Company):

During the nine months ended September 30, 2010, investment security gains of $2.6 million were realized on the sale of $208.6 million of available for sale securities.  Fees from the origination and sale of $48.2 million of residential mortgages in the secondary market were $1.2 million.  Investment advisory fees of $948,000 were earned by NCA during the period.  An insurance gain of $135,000 was recognized on a bank owned life insurance policy and a $344,000 loss was recorded on the sale of $20.1 million of indirect auto loans during the first quarter of 2010.

Non-interest Expense

The following table represents the principal components of non-interest expense for the three months ended September 30, 2011 and 2010:

(Dollars in thousands)	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended September 30,2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30,2010
Salary and employee benefits	$240	$6,610	$8,991	$19,859
Net occupancy expense	14	2,391	2,754	6,948
Management Fee Expense	128	-	214	-
Legal, and other professional	79	795	1,352	2,435
Computer services	-	652	628	2,022
Other operating expense	38	449	633	1,510
Amortization of intangibles	91	389	643	1,168
FDIC and state assessments	-	1,200	1,278	3,515
Insurance, non-building	2	519	529	1,171
Postage, courier and armored car	-	271	377	823
Marketing and community relations	2	202	266	860
Foreclosed asset related expense	-	15,438	565	21,687
Travel expenses	2	88	75	254
Operating supplies	-	127	175	402
Directors’ fees	3	186	43	595
Capital raise expenses	-	470	-	2,067
Total non-interest expense	$599	$29,787	$18,523	$65,316

The Company is unable to provide a comparable analysis in this discussion of non-interest expense because there are no comparable periods due to the Merger discussed above.

Three months ended September 30, 2011 (Successor Company):

Non-interest expense for the three months ended September 30, 2011 includes $128,000 of management fee expense for services provided to the Company by employees of Capital Bank, NA and $56,000 of professional fees related to the Company’s potential merger with and into NAFH.

Three months ended September 30, 2010 (Predecessor Company):

During the third quarter of 2010, foreclosed asset related expenses were $15.4 million. Of this amount, $14.3 million related to OREO valuation adjustments reflecting the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions.  Other OREO operating and ownership expenses were $1.1 million. Such costs included real estate taxes, insurance and other costs to own and maintain the properties. During the third quarter of 2010, $470,000 in expense was related to our capital raise initiatives; $561,000 of stock based compensation expense related to accelerated vesting of stock options and restricted stock due to the closing of the investment with North American Financial Holdings, Inc. on September 30, 2010 and FDIC insurance costs of $1.2 million related to higher deposit insurance premium rates in effect since the second quarter of 2010.

Nine months ended September 30, 2011 (Successor Company):

The non-interest expense for the nine months ended September 30, 2011 includes only four months of the operations of TIB Bank.  Due to the NAFH Investment, the corresponding improvement in our financial condition and capital position and the Merger, the rate paid for FDIC insurance costs declined. Foreclosed asset related expenses of $565,000 during the nine months ended 2011 includes OREO workout related expenses along with ownership costs such as real estate taxes, insurance, and other costs to own and maintain the properties and were reduced by net gains on the sale of OREO of approximately $121,000.  Non-interest expense also includes management fee expense related to services provided to the Company by employees of Capital Bank, NA of $214,000 and $106,000 of professional fees associated with the bank mergers and the Company’s potential merger with and into NAFH.

Nine months ended September 30, 2010 (Predecessor Company):

During the nine months ended September 30, 2010, foreclosed asset related expenses were $21.7 million. Of this amount, $19.1 million related to OREO valuation adjustments reflecting the decline in real estate values determined by updated appraisals comparable sales and local market trends in asking prices and data from recent closed transactions.  Other OREO operating and ownership expenses were $2.6 million. Such costs included real estate taxes, insurance and other costs to own and maintain the properties. During the nine months of 2010, $2.1 million in expense was related to our capital raise initiatives and the termination of a related consulting agreement and $561,000 of stock based compensation expense related to accelerated vesting of stock options and restricted stock due to the closing of the investment with North American Financial Holdings, Inc. on September 30, 2010. FDIC insurance costs of $3.5 million related to higher deposit insurance premium rates in effect since the second quarter of 2010.

Provision for income taxes

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The effective income tax rates for the three and nine months ended September 30, 2011 were approximately (22%) and 11%, respectively. Due to the Merger discussed above, the deconsolidation of the Bank and the equity method of accounting for the Company’s investment in Capital Bank, NA, the effective tax rates reflected in the current periods were lower than the statutory tax rates. The equity method of accounting results in the Company recording its proportional share of the income of Capital Bank, NA, net of income tax expense. Additionally, the equity method earnings are treated as a permanent difference and are not included in taxable income. Excluding the impact of the equity in earnings of Capital Bank, NA, the effective income tax rates for the three and nine months ended September 30, 2011 would have been approximately 42% and 31%, respectively. As of September 30, 2011 and December 31, 2010, management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time of the analysis, concluded that a valuation allowance was not necessary.

No tax benefit was recorded during the three and nine months ended September 30, 2010 due to an offsetting increase in the valuation allowance against deferred taxes.

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

Our future effective income tax rate will fluctuate based on the mix of taxable and tax free investments we make and our overall level of taxable income. Additionally, there were no unrecognized tax benefits at September 30, 2011, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Balance Sheet

Total assets at September 30, 2011 were $206.0 million.  As discussed above, due to the Merger, the Company began to account for its ownership in Capital Bank, NA under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of September 30, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet.

At September 30, 2011, trust preferred securities, had a carrying value of $23.1 million, and a notional value of $33.0 million which was comparable to the balance at December 31, 2010.

Shareholders’ equity totaled $177.8 million at September 30, 2011, increasing $1.0 million from December 31, 2010.

Capital and Liquidity

Capital

As of September 30, 2011 and December 31, 2010, the Company’s ratios of total capital to risk-weighted assets were 97.4% and 13.4%, respectively, and the leverage ratios were 93.5% and 8.2%, respectively, which exceeded the levels required to be considered adequately capitalized. Due to the Merger discussed above, the deconsolidation of the Bank and the equity method of accounting for the Company’s investment in Capital Bank, NA, the regulatory capital ratios for the Company are not meaningful. Subsequent to the Merger, the primary source of support for Capital Bank, NA is the Company’s majority shareholder, NAFH.

The Company received a request from the FRB for the Company’s Board of Directors to adopt a resolution that it will not make any payments or distributions on the outstanding trust preferred securities without the prior written approval of the Reserve Bank.  The Board adopted this resolution on October 5, 2009. On September 22, 2010 the FRB and the Company entered into a written agreement where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB. On September 28, 2011, pursuant to approval by the FRB of a written request by the Company, the Company made payments of all amounts due for current and deferred interest through the next payment date on each of its trust preferred securities.

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

Liquidity

On April 29, 2011, the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, NAFH, preceding the Merger. Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and TIB Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank. NAFH is deemed to control NAFH Bank due to NAFH’s 94% ownership interest in the Company and NAFH’s direct ownership of the remaining 47% interest in NAFH Bank subsequent to the Merger. Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH Bank under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of September 30, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corp., an affiliated bank holding company in which NAFH has an 83% ownership interest, was merged with and into NAFH Bank, with NAFH Bank as the surviving entity. Subsequently and as a result of that transaction, the Company’s ownership interest in NAFH Bank was reduced to 33%. In connection with the transaction, NAFH Bank also changed its name to Capital Bank, NA. On September 7, 2011, GreenBank, a wholly-owned subsidiary of Green Bankshares Inc., an affiliated bank holding company in which NAFH has a 90% ownership, was merged with and into Capital Bank, NA. On September 30, 2011, Capital Bank Corp. made a contribution of $10.0 million additional capital to Capital Bank, NA. Subsequently and as a result of these transactions, the Company’s ownership interest in Capital Bank, NA was reduced to 21%.

As of September 30, 2011, our holding company had cash of approximately $1.8 million. This cash is available for providing additional capital support to Capital Bank, NA and for other general corporate purposes. As discussed above, on October 5, 2009, the Company adopted a resolution that it will not declare or pay any dividends on its outstanding common or preferred stock, nor will make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the FRB. The Company notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. In January 2010, the Company notified the trustees of its $8 million trust preferred securities due September 7, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payment due March 2010. Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock, or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due. The Company submitted a written request to the FRB to authorize the payment of deferred and current interest payments through the next payment date and future interest payments when due as scheduled on the three trust preferred securities. On September 28, 2011, pursuant to receipt of the FRB’s approval, concurrent interest payments were made on each of the trust preferred securities and the Company began the process of exiting from the deferral period.

Asset and Liability Management

Closely related to liquidity management is the management of the relative interest rate sensitivity of interest-earning assets and interest-bearing liabilities. As of September 30, 2011, our interest-earning assets consisted of cash on deposit with Capital Bank, NA and our interest-bearing liabilities consist of trust preferred securities. Accordingly, our net interest income and margin are sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 21% investment in Capital Bank, NA, which represents approximately 97% of the Company’s total assets at September 30, 2011, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. However, it is anticipated that, over time, the effects on interest expense from changes in liability cost will be greater than the effects of changes in asset yield on interest income. Generally, we expect interest rates to remain relatively stable over the near term. However, increases in LIBOR, the index to which the interest rate on our trust preferred securities are tied could increase. Such an increase could have a material adverse impact on the financial condition and operating results of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices.  The Company has assessed its market risk as predominately interest rate risk. As of September 30, 2011, our interest earning assets consisted of cash on deposit with Capital Bank, NA and our interest-bearing liabilities consist of trust preferred securities with a notional amount of $33.0 million. Accordingly, our net interest income and margin are sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 21% investment in Capital Bank, NA, which represents approximately 97% of the Company’s total assets at September 30, 2011, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. As $25.0 million of notional value of trust preferred securities are tied to the three month LIBOR rate, changes in net interest income would be directly correlated to changes in this rate. Accordingly, 100 and 200 basis point changes in this rate would result in $250,000 and $500,000 changes in interest expense, respectively. As the Company’s only interest earning asset is cash on deposit at Capital Bank, NA, which at September 30, 2011 totaled approximately $2.3 million changes in interest rates, would not have a significant impact on interest income.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the nine month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1a. Risk Factors

Except as set forth below there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010:

Risks Relating to the Potential Merger of TIB Financial Corp. and NAFH Inc.

The potential merger has been approved without your vote.

NAFH owns over 94% of the common stock of the Company. Accordingly, under Florida law, no vote of the Company’s Board of Directors or shareholders is required to complete the merger. As a result, the merger may be completed even if opposed by all of the Company’s shareholders unaffiliated with NAFH.

Neither NAFH nor the Company has hired anyone to represent you and NAFH has a conflict of interest in the merger.

NAFH and the Company have not (1) negotiated the merger at arm’s length or (2) hired independent persons to negotiate the terms of the merger for you. Since NAFH initiated and structured the merger without negotiating with the Company or any independent person and NAFH has an interest in acquiring your shares at the lowest possible price, if independent persons had been hired, the terms of the merger may have been more favorable to you.

Because there is currently no market for NAFH’s Class A common stock and a market for NAFH’s Class A common stock may not develop, you cannot be sure of the market value of the merger consideration you will receive.

Upon completion of the merger, each share of the Company’s common stock will be converted into merger consideration consisting of 0.7205 of a share of NAFH’s Class A common stock. Prior to the initial public offering of NAFH’s Class A common stock, which is expected to be completed concurrently with the merger, there has been no established public market for NAFH’s Class A common stock. An active, liquid trading market for NAFH’s Class A common stock may not develop or be sustained following the initial public offering. If an active trading market does not develop, holders of NAFH’s Class A common stock may have difficulty selling their shares at an attractive price, or at all. NAFH intends to apply to have its Class A common stock listed on Nasdaq, but its application may not be approved. In addition, the liquidity of any market that may develop or the price that NAFH’s stockholders may obtain for their shares of Class A common stock cannot be predicted. The initial public offering price for NAFH’s Class A common stock will be determined by negotiations between NAFH, its stockholders who choose to sell their shares in the initial public offering and the representative of the underwriters and may not be indicative of prices that will prevail in the open market following the offering.

The outcome of NAFH’s initial public offering will affect the market value of the consideration the Company’s shareholders will receive upon completion of the merger. Accordingly, you will not know or be able to calculate the market value of the merger consideration you would receive upon completion of the merger. There will be no adjustment to the exchange ratio for changes in the anticipated outcome of NAFH’s initial public offering or changes in the market price of the Company’s common stock.

If NAFH completes the merger without completing the initial public offering, the size of the outstanding public float of NAFH’s Class A common stock will be low and the value and liquidity of NAFH’s common stock may be adversely affected.

While the merger is expected to be completed concurrently with NAFH’s initial public offering, NAFH controls when the merger will take place and there can be no guarantee that NAFH’s initial public offering will occur concurrently with the merger or at all. If the merger is completed and NAFH’s initial public offering is delayed or does not occur, there will be fewer publicly traded shares of NAFH’s Class A common stock outstanding than if the initial public offering is completed as anticipated and, as a result, the value and liquidity of NAFH’s shares of Class A common stock that you receive in the merger may be adversely affected.

The shares of NAFH’s Class A common stock to be received by the Company’s shareholders as a result of the merger will have different rights than the shares of the Company’s common stock.

The rights associated with the Company’s common stock are different from the rights associated with NAFH’s Class A common stock. For example, the Company’s Board of Directors is divided into two classes, with the term of office of one class expiring each year. NAFH’s Board of Directors will not be classified at the time of the merger. In addition, as a Florida corporation, the Company is subject to provisions of Florida law that require a vote of at least two thirds of the Company’s shareholders to approve business combinations with certain large shareholders (these provisions do not apply to the merger because NAFH owns more than 90% of the Company’s common stock). These provisions do not apply to NAFH because it is a Delaware corporation. In addition, the Company’s shareholders are permitted to act by written consent without a meeting, whereas NAFH shareholders cannot act by written consent. Also, holders of at least 50% of the Company’s common stock may call a special meeting of TIB Financial Corp.’s shareholders, whereas special meetings of NAFH shareholders can only be called by NAFH’s Chairman, Chief Executive Officer or its Board of Directors

Risks Relating to NAFH’s Banking Operations

Continued or worsening general business and economic conditions could have a material adverse effect on NAFH’s business, financial position, results of operations and cash flows.

NAFH’s business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy is unable to steadily emerge from the recent recession that began in 2007 or NAFH experiences worsening economic conditions, such as a so-called “double-dip” recession, NAFH’s growth and profitability could be adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors would be detrimental to NAFH’s business. On August 5, 2011, Standard & Poor’s lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. These actions initially have had an adverse effect on financial markets and although NAFH is unable to predict the longer-term impact on such markets and the participants therein, it may be material and adverse.

NAFH’s business is also significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond NAFH’s control, are difficult to predict and could have a material adverse effect on NAFH’s business, financial position, results of operations and cash flows.

The geographic concentration of NAFH’s markets in the southeastern region of the United States makes NAFH’s business highly susceptible to downturns in the local economies and depressed banking markets, which could be detrimental to NAFH’s financial condition.

Unlike larger financial institutions that are more geographically diversified, NAFH’s national bank subsidiary, Capital Bank, NA, which we also refer to as Capital Bank, is a regional banking franchise concentrated in the southeastern region of the United States. Capital Bank operates branches located in Florida, North Carolina, South Carolina, Tennessee and Virginia. As of September 30, 2011, 32% of Capital Bank’s  loans were in Florida, 26% were in North Carolina, 11% were in South Carolina, 30% were in Tennessee and 1% were in Virginia. A deterioration in local economic conditions in the loan market or in the residential, commercial or industrial real estate market could have a material adverse effect on the quality of Capital Bank’s portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of NAFH’s expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected Capital Bank’s capital, NAFH and Capital Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

NAFH depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services.

NAFH believes that its continued growth and future success will depend in large part on the skills of its management team and its ability to motivate and retain these individuals and other key personnel. In particular, NAFH relies on the leadership and experience in the banking industry of its Chief Executive Officer, R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America and has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp.’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks. The loss of service of Mr. Taylor or one or more of NAFH’s other executive officers or key personnel could reduce its ability to successfully implement its long-term business strategy, its business could suffer and the value of NAFH’s common stock could be materially adversely affected. Leadership changes will occur from time to time and NAFH cannot predict whether significant resignations will occur or whether NAFH will be able to recruit additional qualified personnel. NAFH believes its management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although R. Eugene Taylor has entered into an employment agreement with NAFH and it is expected that, prior to the completion of the initial public offering, Christopher G. Marshall, R. Bruce Singletary and Kenneth A. Posner will have entered into employment agreements with NAFH, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. NAFH’s success also depends on the experience of Capital Bank’s branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact NAFH’s banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on NAFH’s business, financial condition or operating results.

Capital Bank’s loss sharing agreements impose restrictions on the operation of its business; failure to comply with the terms of the loss sharing agreements with the FDIC or other regulatory agreements or orders may result in significant losses or regulatory sanctions, and Capital Bank is exposed to unrecoverable losses on the Failed Banks’ assets that it acquired.

In July 2010, Capital Bank purchased substantially all of the assets and assumed all of the deposits and certain other liabilities of three failed banks, Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina), (the “Failed Banks”) in FDIC-assisted transactions, and a material portion of its revenue is derived from such assets. Certain of the purchased assets are covered by the loss sharing agreements with the FDIC, which provide that the FDIC will bear 80% of losses on the covered loan assets acquired in the acquisition of the Failed Banks. Capital Bank is subject to audit by the FDIC at its discretion to ensure it is in compliance with the terms of these agreements. Capital Bank may experience difficulties in complying with the requirements of the loss sharing agreements, the terms of which are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage.

The FDIC has the right to refuse or delay payment partially or in full for such loan losses if Capital Bank fails to comply with the terms of the loss sharing agreements, which are extensive. Additionally, the loss sharing agreements are limited in duration. Therefore, any losses that Capital Bank experiences after the terms of the loss sharing agreements have ended will not be recoverable from the FDIC, and would negatively impact net income.

Capital Bank’s loss sharing agreements also impose limitations on how it manages loans covered by loss sharing. For example, under the loss sharing agreements, Capital Bank is not permitted to sell a covered loan even if in the ordinary course of business it is determined that taking such action would be advantageous. These restrictions could impair Capital Bank’s ability to manage problem loans and extend the amount of time that such loans remain on its balance sheet and could negatively impact Capital Bank’s business, financial condition, liquidity and results of operations.

In addition to the loss sharing agreements, in August 2010, Capital Bank entered into an Operating Agreement with the OCC (which we refer to as the “OCC Operating Agreement”), in connection with the acquisition of the Failed Banks. Capital Bank (and, with respect to certain provisions, the Company and NAFH) is also subject to an Order of the FDIC, dated July 16, 2010 (which we refer to as the “FDIC Order”) issued in connection with the FDIC’s approval of NAFH’s deposit insurance applications for the Failed Banks. The OCC Operating Agreement and the FDIC Order require that Capital Bank maintain various financial and capital ratios and require prior regulatory notice and consent to take certain actions in connection with operating the business and they restrict Capital Bank’s ability to pay dividends to NAFH and the Company and to make changes to its capital structure. A failure by NAFH or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject NAFH to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions, by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent NAFH from executing its business strategy and negatively impact its business, financial condition, liquidity and results of operations.

Any requested or required changes in how NAFH determines the impact of loss share accounting on its financial information could have a material adverse effect on NAFH’s reported results.

A material portion of NAFH’s financial results is based on loss share accounting, which is subject to assumptions and judgments made by NAFH, its accountants and the regulatory agencies to whom NAFH and Capital Bank report such information. Loss share accounting is a complex accounting methodology. If these assumptions are incorrect or the accountants or the regulatory agencies to whom NAFH and Capital Bank report require that management change or modify these assumptions, such change or modification could have a material adverse effect on NAFH’s financial condition, operations or previously reported results. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on NAFH’s results of operations and NAFH’s previously reported results.

NAFH’s financial information reflects the application of the acquisition method of accounting. Any change in the assumptions used in such methodology could have an adverse effect on NAFH’s results of operations.

As a result of NAFH’s recent acquisitions, NAFH’s financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. Capital Bank’s interest income, interest expense and net interest margin (which were equal to $148.1 million, $23.5 million and 4.18%, respectively, in the first nine months of 2011) reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest bearing liabilities and Capital Bank’s non-interest income (which totaled $24.6 million in the first nine months of 2011) for periods subsequent to the acquisitions includes the effects of discount accretion and amortization of the FDIC indemnification asset. In addition, the balances of non-performing assets were significantly reduced by the adjustments to fair value recorded in conjunction with the relevant acquisition. If NAFH’s assumptions are incorrect or the regulatory agencies to whom NAFH reports require that NAFH change or modify its assumptions, such change or modification could have a material adverse effect on NAFH’s financial condition or results of operations or NAFH’s previously reported results.

Our business is highly susceptible to credit risk.

As a lender, Capital Bank is exposed to the risk that its customers will be unable to repay their loans according to their terms and that the collateral (if any) securing the payment of their loans may not be sufficient to assure repayment. The risks inherent in making any loan include risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. The credit standards, procedures and policies that Capital Bank has established for borrowers may not prevent the incurrence of substantial credit losses.

Although Capital Bank does not have a long enough operating history to have restructured many of its loans for borrowers in financial difficulty, in the future, it may restructure originated or acquired loans if Capital Bank believes the borrowers have a viable business plan to fully pay off all obligations. However, for its originated loans, if interest rates or other terms are modified upon extension of credit or if terms of an existing loan are renewed in such a situation and a concession is granted, Capital Bank may be required to classify such action as a troubled debt restructuring (which we refer to as a “TDR”). Capital Bank would classify loans as TDRs when certain modifications are made to the loan terms and concessions are granted to the borrowers due to their financial difficulty. Generally, these loans would be restructured to provide the borrower additional time to execute its business plan. With respect to restructured loans, Capital Bank may grant concessions by (1) reduction of the stated interest rate for the remaining original life of the debt or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk. In situations where a TDR is unsuccessful and the borrower is unable to satisfy the terms of the restructured agreement, the loan would be placed on nonaccrual status and written down to the underlying collateral value.

Recent economic and market developments and the potential for continued economic disruption present considerable risks to NAFH and it is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may impact NAFH’s business in general. Any failure to manage such credit risks may materially adversely affect NAFH’s business and its consolidated results of operations and financial condition.

A significant portion of Capital Bank’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt its business.

A significant portion of Capital Bank’s loan portfolio is secured by real estate. As of September 30, 2011, approximately 85% of Capital Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in Capital Bank’s primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on Capital Bank’s profitability and asset quality. If Capital Bank is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, its earnings and shareholders’ equity could be adversely affected. For example, the housing market has been in a four-year recession. Home prices declined by 4.1% (as measured by the S&P/Case-Shiller Home Price Indices) in the first quarter of 2011 (representing a decline of 5.1% versus the first quarter of 2010) and increased by 3.6% in the second quarter of 2011 (representing a decline of 5.9% versus the second quarter of 2010). Further declines in home prices coupled with a deepened economic recession and continued rises in unemployment levels could drive losses beyond the level that is provided for in Capital Bank’s allowance for loan losses. In that event, Capital Bank’s earnings could be adversely affected.

Additionally, recent weakness in the secondary market for residential lending could have an adverse impact on Capital Bank’s profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, any future mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes and financial stress on borrowers as a result of job losses or other factors could have further adverse effects on borrowers that result in higher delinquencies and charge-offs in future periods, which could adversely affect Capital Bank’s financial position and results of operations.

Capital Bank’s construction and land development loans are based upon estimates of costs and the values of the complete projects.

While Capital Bank intends to focus on originating loans other than non-owner occupied commercial real estate loans, its portfolio includes construction and land development loans (which we refer to as “C&D loans”) extended to builders and developers, primarily for the construction and/or development of properties. These loans have been extended on a presold and speculative basis and they include loans for both residential and commercial purposes.

In general, C&D lending involves additional risks because of the inherent difficulty in estimating a property’s value both before and at completion of the project. Construction costs may exceed original estimates as a result of increased materials, labor or other costs. In addition, because of current uncertainties in the residential and commercial real estate markets, property values have become more difficult to determine than they have been historically. The repayment of construction and land acquisition and development loans is often dependent, in part, on the ability of the borrower to sell or lease the property. These loans also require ongoing monitoring. In addition, speculative construction loans to a residential builder are often associated with homes that are not presold and, thus, pose a greater potential risk than construction loans to individuals on their personal residences. Slowing housing sales have been a contributing factor to an increase in non-performing loans as well as an increase in delinquencies.

As of September 30, 2011, C&D loans totaled $575.1 million (or 13% of Capital Bank’s total loan portfolio), of which $89.9 million was for construction and/or development of residential properties and $485.2 million was for construction/development of commercial properties. As of September 30, 2011, non-performing C&D loans covered under FDIC loss share agreements totaled $40.5 million and non-performing C&D loans not covered under FDIC loss share agreements totaled $135.8 million.

Capital Bank’s non-owner occupied commercial real estate loans may be dependent on factors outside the control of its borrowers.

While Capital Bank intends to focus on originating loans other than non-owner occupied commercial real estate loans, in the acquisitions it acquired non-owner occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. Non-owner occupied commercial real estate loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. In such cases, Capital Bank may be compelled to modify the terms of the loan or engage in other potentially expensive work-out techniques. If Capital Bank forecloses on a non-owner occupied commercial real estate loan, the holding period for the collateral typically is longer than a 1-4 family residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner occupied commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner occupied commercial real estate loans may be larger on a per loan basis than those incurred with Capital Bank’s residential or consumer loan portfolios.

As of September 30, 2011, Capital Bank’s non-owner occupied commercial real estate loans totaled $950.4 million (or 22% of its total loan portfolio). As of September 30, 2011, non-performing non-owner occupied commercial real estate loans covered under FDIC loss share agreements totaled $27.2 million and non-performing non-owner occupied commercial real estate loans not covered under FDIC loss share agreements totaled $50.0 million.

Repayment of Capital Bank’s commercial business loans is dependent on the cash flows of borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

Capital Bank’s business plan focuses on originating different types of commercial business loans. Capital Bank classifies the  types of commercial loans offered as owner-occupied term real estate loans, business lines of credit and term equipment financing. Commercial business lending involves risks that are different from those associated with non-owner occupied commercial real estate lending. Capital Bank’s commercial business loans are primarily underwritten based on the cash flow of the borrower and secondarily on the underlying collateral, including real estate. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Some of Capital Bank’s commercial business loans are collateralized by equipment, inventory, accounts receivable or other business assets, and the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use.

As of September 30, 2011, Capital Bank’s commercial business loans totaled $1.3 billion (or 29% of its total loan portfolio). Of this amount, $844.7 million was secured by owner-occupied real estate and $439.1 million was secured by business assets. As of September 30, 2011, non-performing commercial business loans covered under FDIC loss share agreements totaled $18.7 million and non-performing commercial business loans not covered under FDIC loss share agreements totaled $67.4 million.

Capital Bank’s allowance for loan losses and fair value adjustments may prove to be insufficient to absorb losses for loans that it originates.

Lending money is a substantial part of Capital Bank’s business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

●	cash flow of the borrower and/or the project being financed;

●	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

●	the duration of the loan;

●	the discount on the loan at the time of acquisition;

●	the credit history of a particular borrower; and

●	changes in economic and industry conditions.

Non-performing loans covered under loss share agreements with the FDIC totaled $128.7 million, and Non-performing loans not covered under loss share agreements with the FDIC totaled $296.8 million as of September 30, 2011. Capital Bank maintains an allowance for loan losses with respect to loans it originates, which is a reserve established through a provision for loan losses charged to expense, which management believes is appropriate to provide for probable losses in Capital Bank’s loan portfolio. The amount of this allowance is determined by Capital Bank’s management team through periodic reviews. As of September 30, 2011, the allowance on loans covered by loss share agreements with the FDIC was $7.0 million, and the allowance on loans not covered by loss share agreements with the FDIC was $10.1 million. As of September 30, 2011, the ratio of Capital Bank’s allowance for loan losses to non-performing loans covered by loss share agreements with the FDIC was 5.4% and the ratio of its allowance for loan losses to non-performing loans not covered by loss share agreements with the FDIC was 3.4%.

The application of the acquisition method of accounting to NAFH’s completed acquisitions impacted Capital Bank’s allowance for loan losses. Under the acquisition method of accounting, all loans were recorded in financial statements at their fair value at the time of their acquisition and the related allowance for loan loss was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into consideration estimated credit quality. Capital Bank may in the future determine that the estimates of fair value are too high, in which case Capital Bank would provide for additional loan losses associated with the acquired loans. As of September 30, 2011, the allowance for loan losses on purchased credit-impaired loan pools totaled $10.5 million, of which $7.0 million was related to loan pools covered by loss share agreements with the FDIC and $3.5 million was related to loan pools not covered by loss share agreements with the FDIC.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires Capital Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans that Capital Bank originates, identification of additional problem loans originated by Capital Bank and other factors, both within and outside of management’s control, may require an increase in the allowance for loan losses. If current trends in the real estate markets continue, Capital Bank’s management expects that it will continue to experience increased delinquencies and credit losses, particularly with respect to construction, land development and land loans. In addition, bank regulatory agencies periodically review Capital Bank’s allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, Capital Bank will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital and may have a material adverse effect on Capital Bank’s financial condition and results of operations.

Capital Bank continues to hold and acquire other real estate, which has led to increased operating expenses and vulnerability to additional declines in real property values.

Capital Bank forecloses on and take title to the real estate serving as collateral for many of its loans as part of its business. Real estate owned by Capital Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. At September 30, 2011, Capital Bank had $152.5 million of OREO. Increased OREO balances have led to greater expenses as costs are incurred to manage and dispose of the properties. Capital Bank’s management expects that its earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any further decrease in real estate market prices may lead to additional OREO write-downs, with a corresponding expense in Capital Bank’s statement of operations. Capital Bank’s management evaluates OREO properties periodically and writes down the carrying value of the properties if the results of such evaluations require it. The expenses associated with OREO and any further property write-downs could have a material adverse effect on Capital Bank’s financial condition and results of operations.

Capital Bank is subject to environmental liability risk associated with lending activities.

A significant portion of Capital Bank’s loan portfolio is secured by real property. During the ordinary course of business, Capital Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, Capital Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require Capital Bank to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Capital Bank’s exposure to environmental liability. Although Capital Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Capital Bank’s financial condition and results of operations.

Delinquencies and defaults in residential mortgages have increased, creating a backlog in courts and an increase in industry scrutiny by regulators, as well as proposed new laws and regulations governing foreclosures. Such laws and regulations might restrict or delay Capital Bank’s ability to foreclose and collect payments for single family residential loans under the loss sharing agreements.

Recent laws delay the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans (some for a limited period of time), or otherwise limit the ability of residential loan servicers to take actions that may be essential to preserve the value of the mortgage loans. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increased servicing costs. As a servicer of mortgage loans, any restriction on Capital Bank’s ability to foreclose on a loan, any requirement that the Bank forego a portion of the amount otherwise due on a loan or any requirement that the Bank modify any original loan terms will in some instances require Capital Bank to advance principal, interest, tax and insurance payments, which may negatively impact its business, financial condition, liquidity and results of operations.

In addition, for the single family residential loans covered by the loss sharing agreements, Capital Bank cannot collect loss share payments until it liquidates the properties securing those loans. These loss share payments could be delayed by an extended foreclosure process, including delays resulting from a court backlog, local or national foreclosure moratoriums or other delays, and these delays could have a material adverse effect on Capital Bank’s results of operations.

Like other financial services institutions, Capital Bank’s asset and liability structures are monetary in nature. Such structures are affected by a variety of factors, including changes in interest rates, which can impact the value of financial instruments held by the Bank.

Like other financial services institutions, Capital Bank has asset and liability structures that are essentially monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, inflation, currency values, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of customers and counterparties and the level and volatility of trading markets. Such factors can impact customers and counterparties of a financial services institution and may impact the value of financial instruments held by a financial services institution.

Capital Bank’s earnings and cash flows largely depend upon the level of its net interest income, which is the difference between the interest income it earns on loans, investments and other interest earning assets, and the interest it pays on interest bearing liabilities, such as deposits and borrowings. Because different types of assets and liabilities may react differently and at different times to market interest rate changes, changes in interest rates can increase or decrease Capital Bank’s net interest income. When interest-bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly, and because the magnitude of repricing of interest earning assets is often greater than interest bearing liabilities, falling interest rates could reduce net interest income.

Additionally, an increase in interest rates may, among other things, reduce the demand for loans and Capital Bank’s ability to originate loans and decrease loan repayment rates, while a decrease in the general level of interest rates may adversely affect the fair value of the Bank’s financial assets and liabilities and its ability to realize gains on the sale of assets. A decrease in the general level of interest rates may affect Capital Bank through, among other things, increased prepayments on its loan and mortgage-backed securities portfolios and increased competition for deposits.

Accordingly, changes in the level of market interest rates affect Capital Bank’s net yield on interest earning assets, loan origination volume, loan and mortgage-backed securities portfolios and its overall results. Changes in interest rates may also have a significant impact on any future mortgage loan origination revenues. Historically, there has been an inverse correlation between the demand for mortgage loans and interest rates. Mortgage origination volume and revenues usually decline during periods of rising or high interest rates and increase during periods of declining or low interest rates. Changes in interest rates also have a significant impact on the carrying value of a significant percentage of the assets on Capital Bank’s balance sheet. Interest rates are highly sensitive to many factors beyond the Bank’s management’s control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Board of Governors of the Federal Reserve System (which we refer to as the “Federal Reserve”). Capital Bank’s management cannot predict the nature and timing of the Federal Reserve’s interest rate policies or other changes in monetary policies and economic conditions, which could negatively impact the Bank’s financial performance.

Capital Bank has benefited in recent periods from a favorable interest rate environment, but management believes that this environment cannot be sustained indefinitely and interest rates would be expected to rise as the economy recovers. A strengthening U.S. economy would be expected to cause the Board of Governors of the Federal Reserve to increase short-term interest rates, which would increase Capital Bank’s borrowing costs.

The fair value of Capital Bank’s investment securities can fluctuate due to market conditions out of management’s control.

As of September 30, 2011, approximately 94% of Capital Bank’s investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises mortgage-backed securities and securities of municipalities. As of September 30, 2011, the fair value of Capital Bank’s investment securities portfolio was approximately $783.1 million. Factors beyond Capital Bank’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, Capital Bank has historically taken a conservative investment posture, concentrating on government issuances of short duration. In the future, Capital Bank may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on Capital Bank’s business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, Capital Bank may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on its financial condition and results of operations.

Capital Bank has a significant deferred tax asset that may not be fully realized in the future.

Capital Bank’s net deferred tax asset totaled $134.6 million as of September 30, 2011. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of any applicable net operating losses. If Capital Bank’s estimates and assumptions about future taxable income are not accurate, the value of its deferred tax asset may not be recoverable and may result in a valuation allowance that would impact the Bank’s earnings.

Recent market disruptions have caused increased liquidity risks and, if Capital Bank is unable to maintain sufficient liquidity, it may not be able to meet the cash flow requirements of its depositors and borrowers.

The recent disruption and illiquidity in the credit markets have generally made potential funding sources more difficult to access, less reliable and more expensive. Capital Bank’s liquidity is generally used to make loans and to repay deposit liabilities as they become due or are demanded by customers, and further deterioration in the credit markets or a prolonged period without improvement of market liquidity could present significant challenges in the management of Capital Bank’s liquidity and could adversely affect its business, results of operations and prospects. For example, if as a result of a sudden decline in depositor confidence resulting from negative market conditions, a substantial number of bank customers tried to withdraw their bank deposits simultaneously, Capital Bank’s reserves may not be able to cover the withdrawals.

Furthermore, an inability to increase Capital Bank’s deposit base at all or at attractive rates would impede its ability to fund the Bank’s continued growth, which could have an adverse effect on the Bank’s business, results of operations and financial condition. Collateralized borrowings such as advances from the FHLB are an important potential source of liquidity. Capital Bank’s borrowing capacity is generally dependent on the value of the collateral pledged to the FHLB. An adverse regulatory change could reduce Capital Bank’s borrowing capacity or eliminate certain types of collateral and could otherwise modify or even eliminate the Bank’s access to FHLB advances, Federal Fund line borrowings and discount window advances. Liquidity may also be adversely impacted by bank supervisory and regulatory authorities mandating changes in the composition of Capital Bank’s balance sheet to asset classes that are less liquid. Any such change or termination may have an adverse effect on Capital Bank’s liquidity.

Capital Bank’s access to other funding sources could be impaired by factors that are not specific to the Bank, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the unstable credit markets. Capital Bank may need to incur additional debt in the future to achieve its business objectives, in connection with future acquisitions or for other reasons. Any borrowings, if sought, may not be available to Capital Bank or, if available, may not be on favorable terms. Without sufficient liquidity, Capital Bank may not be able to meet the cash flow requirements of its depositors and borrowers, which could have a material adverse effect on the Bank’s financial condition and results of operations.

Capital Bank may not be able to retain or develop a strong core deposit base or other low-cost funding sources.

Capital Bank expects to depend on checking, savings and money market deposit account balances and other forms of customer deposits as its primary source of funding for the Bank’s lending activities. Capital Bank’s future growth will largely depend on its ability to retain and grow a strong deposit base. Because 52% of Capital Bank’s deposits as of September 30, 2011 were time deposits, it may prove harder to maintain and grow the Bank’s deposit base than would otherwise be the case. Capital Bank is also working to transition certain of its customers to lower cost traditional banking services as higher cost funding sources, such as high interest certificates of deposit, mature. There may be competitive pressures to pay higher interest rates on deposits, which could increase funding costs and compress net interest margins. Customers may not transition to lower yielding savings or investment products or continue their business with Capital Bank, which could adversely affect its operations. In addition, with recent concerns about bank failures, customers have become concerned about the extent to which their deposits are insured by the FDIC, particularly customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount that they have on deposit with Capital Bank is fully insured and may place them in other institutions or make investments that are perceived as being more secure. Further, even if Capital Bank is able to grow and maintain its deposit base, the account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments (or similar products at other institutions that may provide a higher rate of return), Capital Bank could lose a relatively low cost source of funds, increasing its funding costs and reducing the Bank’s net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact Capital Bank’s growth strategy and results of operations.

Capital  Bank operates in a highly competitive industry and faces significant competition from other financial institutions and financial services providers, which may decrease its growth or profits.

Consumer and commercial banking is highly competitive. Capital Bank’s market contains not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. Capital Bank competes with other state and national financial institutions as well as savings and loan associations, savings banks and credit unions for deposits and loans. In addition, Capital Bank competes with financial intermediaries, such as consumer finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in Capital Bank’s markets, greater ties to local businesses and more expansive banking relationships, as well as better established depositor bases. Competitors with greater resources may possess an advantage by being capable of maintaining numerous banking locations in more convenient sites, operating more ATMs and conducting extensive promotional and advertising campaigns or operating a more developed Internet platform.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect Capital Bank’s ability to market its products and services. Also, technology has lowered barriers to entry and made it possible for banks to compete in Capital Bank’s market without a retail footprint by offering competitive rates, as well as non-banks to offer products and services traditionally provided by banks. Many of Capital Bank’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may offer a broader range of products and services as well as better pricing for certain products and services than Capital Bank can.

Capital Bank’s ability to compete successfully depends on a number of factors, including:

●	the ability to develop, maintain and build upon long-term customer relationships based on quality service and high ethical standards;

●	the ability to attract and retain qualified employees to operate the Bank’s business effectively;

●	the ability to expand the Bank’s market position;

●	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

●	the rate at which the Bank introduces new products and services relative to its competitors;

●	customer satisfaction with the Bank’s level of service; and

●	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken Capital Bank’s competitive position, which could adversely affect its growth and profitability, which, in turn, could harm the Bank’s business, financial condition and results of operations.

Capital Bank is subject to losses due to the errors or fraudulent behavior of employees or third parties.

Capital Bank is exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical recordkeeping errors and transactional errors. Capital Bank’s business is dependent on its employees as well as third-party service providers to process a large number of increasingly complex transactions. Capital Bank could be materially adversely affected if one of its employees causes a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates the Bank’s operations or systems. When Capital Bank originates loans, it relies upon information supplied by loan applicants and third parties, including the information contained in the loan application, property appraisal and title information, if applicable, and employment and income documentation provided by third parties. If any of this information is misrepresented and such misrepresentation is not detected prior to loan funding, Capital Bank generally bears the risk of loss associated with the misrepresentation. Any of these occurrences could result in a diminished ability of Capital Bank to operate its business, potential liability to customers, reputational damage and regulatory intervention, which could negatively impact the Bank’s business, financial condition and results of operations.

Capital Bank is dependent on its information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on the Bank’s financial condition and results of operations.

Capital Bank’s business is highly dependent on the successful and uninterrupted functioning of its information technology and telecommunications systems and third-party servicers. Capital Bank outsources many of its major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt the Bank’s operations. Because Capital Bank’s information technology and telecommunications systems interface with and depend on third-party systems, the Bank could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of Capital Bank’s ability to process new and renewal loans, gather deposits and provide customer service, compromise the Bank’s ability to operate effectively, damage its reputation, result in a loss of customer business and/or subject the Bank to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on the Bank’s financial condition and results of operations.

In addition, Capital Bank provides its customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Capital Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. Capital Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that Capital Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in Capital Bank’s systems and could adversely affect its reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject Capital Bank to additional regulatory scrutiny, expose the Bank to civil litigation and possible financial liability and cause reputational damage.

Hurricanes or other adverse weather events would negatively affect Capital Bank’s local economies or disrupt its operations, which would have an adverse effect on the Bank’s business or results of operations.

Capital Bank’s market areas in the southeastern region of the United States are susceptible to natural disasters, such as hurricanes, tornadoes, tropical storms, other severe weather events and related flooding and wind damage, and manmade disasters, such as the 2010 oil spill in the Gulf of Mexico. Capital Bank’s market areas in Tennessee are susceptible to natural disasters, such as tornadoes and floods. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and an increase in the risk of delinquencies, foreclosures or loss on loans originated by Capital Bank, damage its banking facilities and offices and negatively impact the Bank’s growth strategy. Such weather events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where Capital Bank operates. The Bank’s management cannot predict whether or to what extent damage that may be caused by future hurricanes or tornadoes will affect Capital Bank’s operations or the economies in its current or future market areas, but such weather events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing Capital Bank’s loans and an increase in delinquencies, foreclosures or loan losses. Capital Bank’s business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters.

Risks Relating to Capital Bank’s Growth Strategy

Capital Bank may not be able to effectively manage its growth.

Capital Bank’s future operating results depend to a large extent on its ability to successfully manage its rapid growth. Capital Bank’s rapid growth has placed, and it may continue to place, significant demands on its operations and management. Whether through additional acquisitions or organic growth, Capital Bank’s current plan to expand its business is dependent upon:

●
the ability of its officers and other key employees to continue to implement and improve its operational, credit, financial, management and other internal risk controls and processes and its reporting systems and procedures in order to manage a growing number of client relationships;

●	to scale its technology platform;

●	to integrate its acquisitions and develop consistent policies throughout the various businesses; and

●	to manage a growing number of client relationships.

Capital Bank may not successfully implement improvements to, or integrate, its management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, Capital Bank’s controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches and banks. Thus, Capital Bank’s growth strategy may divert management from its existing businesses and may require the Bank to incur additional expenditures to expand its administrative and operational infrastructure and, if Capital Bank is unable to effectively manage and grow its banking franchise, its business and the Bank’s consolidated results of operations and financial condition could be materially and adversely impacted. In addition, if Capital Bank is unable to manage future expansion in its operations, the Bank may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect Capital Bank’s business.

Many of Capital Bank’s new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict its growth.

Capital Bank intends to complement and expand its business by pursuing strategic acquisitions of banks and other financial institutions. Generally, any acquisition of target financial institutions or assets by NAFH or Capital Bank will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on such applications of approval, federal banking regulators consider, among other factors:

●	the effect of the acquisition on competition;

●	the financial condition and future prospects of the applicant and the banks involved;

●	the managerial resources of the applicant and the banks involved;

●	the convenience and needs of the community, including the record of performance under the Community Reinvestment Act (which we refer to as the “CRA”); and

●	the effectiveness of the applicant in combating money laundering activities.

Such regulators could deny an application based on the above criteria or other considerations or the regulatory approvals may not be granted on terms that are acceptable to NAFH or Capital Bank. For example, Capital Bank could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to NAFH or Capital Bank or may reduce the benefit of any acquisition.

The success of future transactions will depend on NAFH’s ability to successfully identify and consummate transactions with target financial institutions that meet its investment criteria. Because of the significant competition for acquisition opportunities and the limited number of potential targets, NAFH may not be able to successfully consummate acquisitions necessary to grow its business.

The success of future transactions will depend on NAFH’s ability to successfully identify and consummate transactions with target financial institutions that meet its investment criteria. There are significant risks associated with NAFH’s ability to identify and successfully consummate transactions with target financial institutions. There are a limited number of acquisition opportunities, and NAFH expects to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions. Many of these entities are well established and have extensive experience in identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater technical, human and other resources than NAFH and Capital Bank do, and NAFH’s financial resources will be relatively limited when contrasted with those of many of these competitors. These organizations may be able to achieve greater cost savings through consolidating operations than NAFH could. NAFH’s ability to compete in acquiring certain sizable target institutions will be limited by its available financial resources. These inherent competitive limitations give others an advantage in pursuing the acquisition of certain target financial institutions. In addition, increased competition may drive up the prices for the types of acquisitions NAFH intends to target, which would make the identification and successful consummation of acquisition opportunities more difficult. Competitors may be willing to pay more for target financial institutions than NAFH believes are justified, which could result in NAFH having to pay more for target financial institutions than it prefers or to forego target financial institutions. As a result of the foregoing, NAFH may be unable to successfully identify and consummate future transactions to grow its business on commercially attractive terms, or at all.

Because the institutions NAFH intends to acquire may have distressed assets, NAFH may not be able to realize the value it predicts from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future write-downs taken in respect of, these assets.

Delinquencies and losses in the loan portfolios and other assets of financial institutions that NAFH acquires may exceed its initial forecasts developed during the due diligence investigation prior to acquiring those institutions. Even if NAFH conducts extensive due diligence on an entity it decides to acquire, this diligence may not reveal all material issues that may affect a particular entity. The diligence process in FDIC-assisted transactions is also expedited due to the short acquisition timeline that is typical for these depository institutions. If, during the diligence process, NAFH fails to identify issues specific to an entity or the environment in which the entity operates, NAFH may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in other reporting losses. Any of these events could adversely affect the financial condition, liquidity, capital position and value of institutions NAFH acquires and of NAFH as a whole. If any of the foregoing adverse events occur with respect to one subsidiary, they may adversely affect other of NAFH’s subsidiaries or the NAFH as a whole. Current economic conditions have created an uncertain environment with respect to asset valuations and there is no certainty that NAFH will be able to sell assets of target institutions if it determines it would be in its best interests to do so. The institutions NAFH will target may have substantial amounts of asset classes for which there is currently limited or no marketability.

The success of future transactions will depend on NAFH’s ability to successfully combine the target financial institution’s business with NAFH’s existing banking business and, if NAFH experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

The success of future transactions will depend, in part, on NAFH’s ability to successfully combine the target financial institution’s business with its existing banking business. As with any acquisition involving financial institutions, there may be business disruptions that result in the loss of customers or cause customers to remove their accounts and move their business to competing banking institutions. It is possible that the integration process could result in additional expenses in connection with the integration processes and the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect Capital Bank’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts, including integration of the target financial institution’s systems into Capital Bank’s systems may divert the Bank’s management’s attention and resources, and NAFH may be unable to develop, or experience prolonged delays in the development of, the systems necessary to operate its acquired banks, such as a financial reporting platform or a human resources reporting platform call center. If NAFH experiences difficulties with the integration process, the anticipated benefits of any future transaction may not be realized fully or at all or may take longer to realize than expected. Additionally, NAFH and Capital Bank may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes within expected cost projections, or at all. NAFH may also not be able to preserve the goodwill of the acquired financial institution.

Projected operating results for entities to be acquired by NAFH may be inaccurate and may vary significantly from actual results.

NAFH will generally establish the pricing of transactions and the capital structure of entities to be acquired on the basis of financial projections for such entities. In general, projected operating results will be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed and the projected results may vary significantly from actual results. General economic, political and market conditions, which are not predictable, can have a material adverse impact on the reliability of such projections. In the event that the projections made in connection with NAFH’s acquisitions, or future projections with respect to new acquisitions, are not accurate, such inaccuracies could materially and adversely affect Capital Bank’s business and NAFH’s consolidated results of operations and financial condition.

NAFH’s officers and directors may have conflicts of interest in determining whether to present business opportunities to NAFH or another entity with which they are, or may become, affiliated.

NAFH and Capital Bank’s officers and directors may become subject to fiduciary obligations in connection with their service on the boards of directors of other corporations. To the extent that NAFH’s officers and directors become aware of acquisition opportunities that may be suitable for entities other than NAFH to which they have fiduciary or contractual obligations, or they are presented with such opportunities in their capacities as fiduciaries to such entities, they may honor such obligations to such other entities. In addition, NAFH’s officers and directors will not have any obligation to present NAFH with any acquisition opportunity that does not fall within certain parameters of NAFH’s business. You should assume that to the extent any of NAFH’s officers or directors becomes aware of an opportunity that may be suitable both for NAFH and another entity to which such person has a fiduciary obligation or contractual obligation to present such opportunity as set forth above, he or she may first give the opportunity to such other entity or entities and may give such opportunity to NAFH only to the extent such other entity or entities reject or are unable to pursue such opportunity. In addition, you should assume that to the extent any of NAFH’s officers or directors becomes aware of an acquisition opportunity that does not fall within the above parameters but that may otherwise be suitable for NAFH, he or she may not present such opportunity to NAFH. In general, officers and directors of a corporation incorporated under Delaware law are required to present business opportunities to a corporation if the corporation could financially undertake the opportunity, the opportunity is within the corporation’s line of business and it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation. However, NAFH’s certificate of incorporation provides that NAFH renounce any interest or expectancy in certain acquisition opportunities that its officers or directors become aware of in connection with their service to other entities to which they have a fiduciary or contractual obligation.

Changes in accounting standards may affect how we report our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (which we refer to as the “FASB”) or other regulatory authorities change the financial accounting and reporting standards that govern the preparation of financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

Risks Relating to the Regulation of Capital Bank’s Industry

Capital Bank operates in a highly regulated industry and the laws and regulations that govern its operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in them or Capital Bank’s failure to comply with them, may adversely affect us.

Capital Bank is subject to extensive regulation and supervision that govern almost all aspects of its operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the Company and Capital Bank’s business activities, limit the dividend or distributions that Capital Bank or the Company can pay, restrict the ability of institutions to guarantee Capital Bank’s debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in the Bank’s capital than generally accepted accounting principles. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Capital Bank is currently facing increased regulation and supervision of the industry as a result of the financial crisis in the banking and financial markets. Such additional regulation and supervision may increase Capital Bank’s costs and limit its ability to pursue business opportunities. Further, the Company, NAFH or Capital Bank’s failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Bank to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the price of NAFH’s or the Company’s securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect Capital Bank’s business and financial condition.

Capital Bank is periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, the Bank may be required to make adjustments to its business that could adversely affect it.

Federal and state banking agencies periodically conduct examinations of Capital Bank’s business, including compliance with applicable laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of Capital Bank’s operations has become unsatisfactory, or that the Bank or its management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in Capital Bank’s capital, to restrict its growth, to change the asset composition of its portfolio or balance sheet, to assess civil monetary penalties against its officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate its deposit insurance. If Capital Bank becomes subject to such regulatory actions, its business, results of operations and reputation may be negatively impacted.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on Capital Bank’s operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (which we refer to as the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on Capital Bank’s business are:

●	changes to regulatory capital requirements;

●	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;

●
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);

●	potential limitations on federal preemption;

●	changes to deposit insurance assessments;

●	regulation of debit interchange fees the Bank earns;

●	changes in retail banking regulations, including potential limitations on certain fees the Bank may charge; and

●	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act may impact the profitability of Capital Bank’s business activities, require changes to certain of its business practices, impose upon the Bank more stringent capital, liquidity and leverage requirements or otherwise adversely affect Capital Bank’s business. These changes may also require Capital Bank to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact Capital Bank’s results of operations and financial condition. While management cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on Capital Bank or the Company, these changes could be materially adverse to the Company, Capital Bank and NAFH.

The short-term and long-term impact of the new regulatory capital standards and the forthcoming new capital rules is uncertain.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. Basel III increases the requirements for minimum common equity, minimum Tier 1 capital and minimum total capital, to be phased in over time until fully phased in by January 1, 2019.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to count trust preferred securities toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company, NAFH and Capital Bank.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect Capital Bank’s earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as Capital Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the deposit insurance fund of the FDIC (which we refer to as the “DIF”) and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. Capital Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, Capital Bank may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing Capital Bank’s profitability or limiting its ability to pursue certain business opportunities.

Capital Bank is subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, Consumer Financial Protection Bureau and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to Capital Bank’s performance under the fair lending laws and regulations could adversely impact the Bank’s rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact Capital Bank’s reputation, business, financial condition and results of operations.

Capital Bank faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (which we refer to as “OFAC”). If Capital Bank’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that NAFH has already acquired or may acquire in the future are deficient, Capital Bank would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact its business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for Capital Bank.

Federal, state and local consumer lending laws may restrict Capital Bank’s ability to originate certain mortgage loans or increase the Bank’s risk of liability with respect to such loans and could increase its cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is Capital Bank’s policy not to make predatory loans, but these laws create the potential for liability with respect to the Bank’s lending and loan investment activities. They increase Capital Bank’s cost of doing business and, ultimately, may prevent the Bank from making certain loans and cause it to reduce the average percentage rate or the points and fees on loans that it does make.

The Federal Reserve may require the Company or NAFH and its other subsidiaries to commit capital resources to support Capital Bank.

The Federal Reserve, which examines the Company and NAFH, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, the Company or NAFH could be required to provide financial assistance to Capital Bank if it experiences financial distress.

A capital injection may be required at times when the Company or NAFH do not have the resources to provide it, and therefore the Company or NAFH may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

Stockholders may be deemed to be acting in concert or otherwise in control of Capital Bank, which could impose prior approval requirements and result in adverse regulatory consequences for such holders.

The Company and NAFH are bank holding companies regulated by the Federal Reserve. Accordingly, acquisition of control of NAFH or the Company (or a bank subsidiary) requires prior regulatory notice or approval. With certain limited exceptions, federal regulations prohibit potential investors from, directly or indirectly, acquiring ownership or control of, or the power to vote, more than 10% (more than 5% if the acquiror is a bank holding company) of any class of our voting securities, or obtaining the ability to control in any manner the election of a majority of directors or otherwise exercising a controlling influence over NAFH or Capital Bank’s management or policies, without prior notice or application to, and approval of, the Federal Reserve under the Change in Bank Control Act or the Bank Holding Company Act of 1956, as amended (which we refer to as the “BHCA”). Any bank holding company or foreign bank with a U.S. presence also is required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain more than 5% of the Company or NAFH’s outstanding voting securities.

In addition to regulatory approvals, any stockholder deemed to “control” the Company or NAFH for purposes of the BHCA would become subject to investment and activity restrictions and ongoing regulation and supervision. Any entity owning 25% or more of any class of the Company or NAFH’s voting securities, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over the Company or NAFH, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, such a holder may be required to divest 5% or more of the voting securities of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities.

Regulatory determination of “control” of a depository institution or holding company is based on all of the relevant facts and circumstances. In certain instances, stockholders may be determined to be “acting in concert” and their shares aggregated for purposes of determining control for purposes of the Change in Bank Control Act. “Acting in concert” generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. How this definition is applied in individual circumstances can vary among the various federal bank regulatory agencies and cannot always be predicted with certainty. Many factors can lead to a finding of acting in concert, including whether:

●	stockholders are commonly controlled or managed;

●	stockholders are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company;

●	the holders each own stock in a bank and are also management officials, controlling stockholders, partners or trustees of another company; or

●	both a holder and a controlling stockholder, partner, trustee or management official of the holder own equity in the bank or bank holding company.

The Company’s or NAFH’s common stock owned by holders determined by a bank regulatory agency to be acting in concert would be aggregated for purposes of determining whether those holders have control of a bank or bank holding company for Change in Bank Control Act purposes. Because the control regulations under the Change in Bank Control Act and the BHCA are complex, potential investors should seek advice from qualified banking counsel before making an investment in the Company’s common stock.

Risks Related to NAFH’s Common Stock

The market price of NAFH’s Class A common stock could decline due to the large number of outstanding shares of its common stock eligible for future sale.

Sales of substantial amounts of NAFH’s Class A common stock in the public market following the initial public offering or in future offerings, or the perception that these sales could occur, could cause the market price of NAFH’s Class A common stock to decline. These sales could also make it more difficult for NAFH to sell equity or equity-related securities in the future, at a time and place that NAFH deems appropriate.

In addition, NAFH intends to file a registration statement on Form S-8 under the Securities Act to register additional shares of Class A common stock for issuance under NAFH’s 2010 Equity Incentive Plan. NAFH may issue all of these shares without any action or approval by NAFH’s stockholders and these shares once issued (including upon exercise of outstanding options) will be available for sale into the public market subject to the restrictions described above, if applicable to the holder. Any shares issued in connection with acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by investors who acquire NAFH’s shares in the merger.

If shares of NAFH’s Class B non-voting common stock are converted into shares of Class A common stock, your voting power subsequent to the merger will be diluted.

Generally, holders of Class B non-voting common stock have no voting power and have no right to participate in any meeting of stockholders or to have notice thereof. However, holders of Class B non-voting common stock that are converted into Class A common stock will have all the voting rights of the other holders of Class A common stock. Class B non-voting common stock is not convertible in the hands of the initial holder. However, a transferee unaffiliated with the initial holder that receives Class B non-voting common stock subsequent to transfer permitted by NAFH’s certificate of incorporation may elect to convert each share of Class B non-voting common stock into one share of Class A common stock. Subsequent to the merger, upon conversion of any Class B non-voting common stock, your voting power will be diluted in proportion to the decrease in your ownership of the total outstanding Class A common stock.

The market price of NAFH’s Class A common stock may be volatile, which could cause the value of an investment in NAFH’s Class A common stock to decline.

The market price of NAFH’s Class A common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

●	general market conditions;

●	domestic and international economic factors unrelated to NAFH or Capital Bank’s performance;

●	actual or anticipated fluctuations in NAFH or Capital Bank’s quarterly operating results;

●	changes in or failure to meet publicly disclosed expectations as to NAFH or Capital Bank’s future financial performance;

●	downgrades in securities analysts’ estimates of NAFH or Capital Bank’s financial performance or lack of research and reports by industry analysts;

●	changes in market valuations or earnings of similar companies;

●	any future sales of common stock or other securities; and

●	additions or departures of key personnel.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of NAFH’s Class A common stock. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against the Company or NAFH could result in substantial costs, divert management’s attention and resources and harm our business or results of operations. For example, we are currently operating in, and have benefited from, a protracted period of historically low interest rates that will not be sustained indefinitely, and future fluctuations in interest rates could cause an increase in volatility of the market price of NAFH’s Class A common stock.

NAFH and the Company do not currently intend to pay dividends on shares of their common stock in the foreseeable future and the ability to pay dividends will be subject to restrictions under applicable banking laws and regulations.

NAFH and the Company do not currently intend to pay cash dividends on their common stock in the foreseeable future. The payment of cash dividends in the future will be dependent upon various factors, including earnings, if any, cash balances, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the then-existing Board of Directors. It is the present intention of the Boards of Directors of the Company and NAFH to retain all earnings, if any, for use in business operations in the foreseeable future and, accordingly, the Boards of Directors do not currently anticipate declaring any dividends. Because NAFH and the Company do not expect to pay cash dividends on their common stock for some time, any gains on an investment in NAFH’s Class A common stock will be limited to the appreciation, if any, of the market value of the Class A common stock.

Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends by NAFH and the Company depending on their financial condition could be deemed an unsafe or unsound practice. The ability to pay dividends will directly depend on the ability of Capital Bank to pay dividends to us, which in turn will be restricted by the requirement that it maintains an adequate level of capital in accordance with requirements of its regulators and, in the future, can be expected to be further influenced by regulatory policies and capital guidelines. In addition, on August 24, 2010, Capital Bank entered into the OCC Operating Agreement that may restrict Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions.

Certain provisions of NAFH’s  certificate of incorporation and the loss sharing agreements may have anti-takeover effects, which could limit the price investors might be willing to pay in the future for the Company or NAFH’s common stock and could entrench management. In addition, Delaware law may inhibit takeovers of NAFH and could limit NAFH’s ability to engage in certain strategic transactions its Board of Directors believes would be in the best interests of stockholders.

NAFH’s certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of NAFH’s Board of Directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for NAFH’s securities, including its Class A common stock.

The loss sharing agreements with the FDIC require that Capital Bank receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to NAFH, Capital Bank or the Company’s stockholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the relevant loss sharing arrangement. Among other things, prior FDIC consent is required for (1) a merger or consolidation of NAFH or its bank subsidiary with or into another company if NAFH’s stockholders will own less than 66.66% of the combined company, (2) the sale of all or substantially all of the assets of any of  NAFH’s bank subsidiary and (3) a sale of shares by a stockholder, or a group of related stockholders, that will effect a change in control of Capital Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% of any class of NAFH’s voting securities where the presumption of control is not rebutted, or the acquisition by any person, acting directly or indirectly or through or in concert with one or more persons, of 25% or more of any class of NAFH’s voting securities). If NAFH or any stockholder desired to enter into any such transaction, the FDIC may not grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse effect on Capital Bank’s financial condition, results of operations and cash flows. In addition, statutes, regulations and policies that govern bank holding companies, including the BHCA, may restrict NAFH’s ability to enter into certain transactions.

NAFH is also subject to anti-takeover provisions under Delaware law. NAFH has not opted out of Section 203 of the Delaware General Corporation Law (which we refer to as the “DGCL”), which, subject to certain exceptions, prohibits a public Delaware corporation from engaging in a business combination (as defined in such section) with an “interested stockholder” (defined generally as any person who beneficially owns 15% or more of the outstanding voting stock of such corporation or any person affiliated with such person) for a period of three years following the time that such stockholder became an interested stockholder, unless (1) prior to such time the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (3) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the nine months ended September 30, 2011 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the nine months ended September 30, 2011.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

 (a) Exhibits

Exhibit 2.1	-
Agreement and Plan of Merger of GreenBank with and into Capital Bank, National Association by and between GreenBank and Capital Bank, National Association, dated as of September 7, 2011. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Green Bankshares, Inc. on September 7, 2011) (Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request).

Exhibit 31.1	-	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 31.2	-	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 32.1	-	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
Exhibit 32.2	-	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
Exhibit 101.INS*	-	XBRL Instance Document
Exhibit 101.SCH*	-	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL*	-	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF*	-	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB*	-	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE*	-	XBRL Taxonomy Extension Presentation Linkbase Document

* Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIB FINANCIAL CORP.
Date: November 10, 2011	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date: November 10, 2011	/s/ Christopher G. Marshall
Christopher G. Marshall
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger of GreenBank with and into Capital Bank, National Association by and between GreenBank and Capital Bank, National Association, dated as of September 7, 2011. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Green Bankshares, Inc. on September 7, 2011) (Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request).

31.1	Certification of R. Eugene Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Christopher G. Marshall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Eugene Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Christopher G. Marshall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
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