Form 10-K
period 2011-12-31
TIB FINANCIAL CORP.
filed 2012-04-10
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities Registered pursuant to Section 12(b) of the Act: Common stock, par value $0.10
Securities Registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes or ☑ No
Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes or ☑ No
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes or ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                                              Accelerated filer ☐

Non-accelerated filer  ☐                                                Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes or ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $165,736,000 based on the $13.42 per share closing price on June 30, 2011.
The number of shares outstanding of issuer’s class of common stock at February 29, 2012 was 12,349,935 shares of common stock.
Documents Incorporated By Reference: Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2011 fiscal year end are incorporated by reference into Part III of this report.

This Page Intentionally Left Blank

This Page Intentionally Left Blank

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the matters discussed under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of TIB Financial Corp. (the “Company”), or Capital Bank, NA (the “Bank”) – the Company’s equity method investee, to be materially different from future results described in such forward-looking statements.

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

Forward-looking statements are based on the Company and Bank’s current expectations and assumptions regarding its business, the regulatory environment, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. The Company cautions you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•	changes in general economic and financial market conditions;

•
any effects of our change of control, in which Capital Bank Financial Corp. acquired a majority ownership of our voting power, including any change in management, strategic direction, business plan or operations;

•               the completion of the proposed merger with our controlling shareholder, Capital Bank FinancialCorp.;

•               management’s ability to effectively execute the Bank’s business plan;

•	inability to receive dividends from the Bank and to service debt and satisfy obligations as they become due;

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

•               changes in the financial performance and/or condition of the Bank’s borrowers;

•               effect of additional provision for loan losses;

•               long-term negative trends in the Company’s market capitalization;

•               continued listing of the Company’s common stock on the NASDAQ Capital Market;

•	effects of any changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•               inflation, interest rates, cost of funds, securities market and monetary fluctuations;

•               political instability;

•	acts of war or terrorism, natural disasters such as earthquakes, hurricanes or fires, or the effects of pandemic flu;

•	the timely development and acceptance of new products and services and perceived overall value of these products and services by users;

•               changes in consumer spending, borrowings and savings habits;

•                technological changes;

•	changes in the Company’s or the Bank’s organization, management, compensation and benefit plans;

•               competitive pressures from other financial institutions;

•               continued consolidation in the financial services industry;

•               inability to maintain or increase market share and control expenses;

•	impact of reputational risk on such matters as business generation and retention, funding and liquidity;

•               rating agency downgrades;

•               continued volatility in the credit and equity markets and its effect on the general economy;

•               our ability to achieve loan and deposit growth;

•               the completion of our future acquisitions or business combinations and our ability to integrate the acquired business into our business model;

•               projected population and income growth in our targeted market areas;

•               volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality and the ability to generate loans;

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

•               the Company and Bank’s success at managing the risks involved in the foregoing items.

All forward-looking statements attributable to the Company and the Bank are expressly qualified in their entirety by these cautionary statements.  The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, review the risk factors we describe in reports we will file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this report.

PART I

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries and/or management (unless the context indicates another meaning); the term “Bank” means Capital Bank, NA and its subsidiaries (unless the context indicates another meaning). Throughout this document, the banking operations are generally discussed from the perspective of the management of the Company including management of affiliated banks that ultimately merged with and into Capital Bank, NA.

ITEM 1:  BUSINESS

The Company

TIB Financial Corp. is a bank holding company incorporated in 1996 and headquartered in Naples, Florida. Prior to April 29, 2011, TIB Financial conducted its business primarily through its wholly-owned subsidiaries, TIB Bank (which we refer to as “TIB Bank” and, together with its successor entities following the Bank Merger (as defined below), the “Bank”) and Naples Capital Advisors, Inc. (which we refer to as “Naples Capital Advisors”).

Effective April 29, 2011, TIB Bank, merged with and into NAFH National Bank, a national banking association and wholly owned subsidiary of Capital Bank Financial Corp. (which we refer to as “CBF”), with NAFH National Bank as the surviving entity in an all-stock transaction. Effective June 30, 2011, Old Capital Bank, then a wholly owned subsidiary of an affiliate of CBF, merged with and into NAFH National Bank, with NAFH National Bank as the surviving entity. In connection with the merger of Old Capital Bank with and into NAFH National Bank, NAFH National Bank changed its name to Capital Bank, N.A. CBF is the owner of approximately 94.5% of the common stock of TIB Financial. In addition, five of the seven directors of TIB Financial, and TIB Financial’s Chief Executive Officer, Chief Financial Officer and Chief Risk Officer are affiliated with CBF.

TIB Financial’s assets consist primarily of approximately 21% of the capital stock of Capital Bank (formerly known as NAFH National Bank). Accordingly, CBF and TIB Financial own different percentage interests in substantially the same business. In addition, TIB Financial conducts its private banking, trust and investment management business through Naples Capital Advisors. The business Naples Capital Advisors is described herein under the heading “Ancillary Fee-Based Businesses.”

Prior to the mergers of TIB Bank and Old Capital Bank with NAFH National Bank, TIB Financial had a total of 27 full service banking offices in Florida, located in Monroe, Miami-Dade, Collier, Lee and Sarasota counties.

CBF Investment

On September 30, 2010 (the “Transaction Date”), the Company completed the issuance and sale to CBF of 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,666,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000,000 (the “Investment”). The consideration was comprised of approximately $162,840,000 in cash and approximately $12,160,000 in the form of a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by CBF converted into an aggregate of 4,666,667 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000. The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share.

As a result of the Investment and following the completion on January 18, 2011 of a rights offering, pursuant to which shareholders of the Company as of July 12, 2010 purchased 533,029 shares of Common Stock, CBF owns approximately 94.5% of the issued and outstanding voting power of the Company. Upon the completion of the Investment, R. Eugene Taylor (Chairman), Christopher G. Marshall, Peter N. Foss, William A. Hodges and R. Bruce Singletary were named to board of directors of the Company (the “Company Board”).  Mr. Howard Gutman and Mr. Brad Boaz, existing members of the Company Board, remained as such following the closing of the Investment. All other members of the Company Board resigned effective September 30, 2010.

Because of the controlling proportion of voting securities in the Company acquired by CBF, the Investment is considered an acquisition for accounting purposes and requires the application and push down of the acquisition method of accounting.  The accounting guidance for acquisition accounting requires that the assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date.  Any purchase price in excess of the net assets acquired is recorded as goodwill.

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

TIB Bank Merger with Capital Bank, NA

On April 29, 2011 (the “Merger Date”), the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH National Bank (the “Bank Merger”), an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, CBF, preceding the Bank Merger. NAFH National Bank was formed on July 16, 2010 in connection with the purchase and assumption of the operations of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”). Pursuant to the merger agreement dated April 27, 2011, between NAFH National Bank and TIB Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH National Bank. Following the Bank Merger, CBF was deemed to control NAFH National Bank due to CBF’s 94% ownership interest in the Company and CBF’s direct ownership of the remaining 47% interest in NAFH National Bank subsequent to the Bank Merger. In addition, five of the Company’s seven directors, and the Company’s Chief Executive Officer, Chief Financial Officer and Chief Risk Officer are affiliated with CBF.  Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH National Bank under the equity method of accounting.

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, an affiliated bank holding company in which CBF has an 83% ownership interest, was merged with and into NAFH National Bank, with NAFH National Bank as the surviving entity. In connection with the transaction, NAFH National Bank also changed its name to Capital Bank, National Association.  On September 7, 2011, GreenBank, a wholly-owned subsidiary of Green Bankshares Inc., an affiliated bank holding company in which CBF has a 90% ownership interest, was merged with and into Capital Bank, NA.  Subsequently, and as a result of those transactions, the Company’s ownership interest in Capital Bank, NA was reduced to approximately 21%.  At December 31, 2011, the Company’s net investment of $200.8 million in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA” which represented the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

Capital Bank, NA was formed in connection with the July 16, 2010  purchase and assumption of assets and deposits and other liabilities of three banks (collectively, the “FDIC Banks”) – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) (collectively, the “Failed Banks”) – from the Federal Deposit Insurance Corporation (the “FDIC”) and is a party to loss sharing agreements with the FDIC covering the large majority of the loans it acquired from the FDIC. As of December 31, 2011, following the mergers of TIB Bank, Capital Bank and GreenBank, as discussed above, Capital Bank, NA had total assets of $6.5 billion, total deposits of $5.1 billion and shareholders’ equity of $939.8 million. As of December 31, 2011, following the mergers of TIB Bank, Capital Bank and GreenBank as discussed above, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.

Potential Merger of TIB Financial Corp. and CBF.

On September 1, 2011, CBF's Board of Directors approved and adopted a plan of merger. The plan of merger provides for the merger of TIB Financial Corp. with and into CBF, with CBF continuing as the surviving entity (the “merger”). In the merger, each share of TIB Financial Corp.’s common stock issued and outstanding immediately prior to the completion of the merger, except for shares for which appraisal rights are properly exercised and certain shares held by CBF or TIB Financial Corp., will be converted into the right to receive 0.7205 of a share of CBF Class A common stock. No fractional shares of Class A common stock will be issued in connection with the merger, and holders of TIB Financial Corp. common stock will be entitled to receive cash in lieu thereof.

Since CBF currently owns more than 90% of common stock of TIB Financial Corp., under Delaware and Florida law, no vote of our stockholders is required to complete the merger.  CBF will determine when and if the merger will ultimately take place.

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

Capital Bank’s Business Strategy

Our business strategy is to build a mid-sized regional bank by operating, integrating and growing our existing operations as well as to acquire other banks, including failed, underperforming and undercapitalized banks and other complementary assets. We believe recent and continuing dislocations in the southeastern U.S. banking industry have created an opportunity for us to create a mid-sized regional bank that will be able to realize greater economies of scale compared to smaller community banks while still providing more personalized, local service than larger-sized banks.

Operating Strategy

Our operating strategy emphasizes relationship banking focused on commercial and consumer lending and deposit gathering. We have organized operations under a line of business operating model, under which we have appointed experienced bankers to oversee loan and deposit production in each of our markets, while centralizing credit, finance, technology and operations functions. Our management team possesses significant executive-level leadership experience at Fortune 500 financial services companies, and we believe this experience is an important advantage in executing this regional, more focused, bank business model.

Organic Loan and Deposit Growth

The primary components of our operating strategy are to originate high-quality loans and low-cost customer deposits. Our executive management team has developed a hands-on operating culture focused on performance and accountability, with frequent and detailed oversight by executive management of key performance indicators. We have implemented a sales management system for our branches that is focused on growing loans and core deposits in each of our markets. We believe that this system holds loan officers and branch managers accountable for achieving loan production goals, which are subject to the conservative credit standards and disciplined underwriting practices that we have implemented as well as compliance, profitability and other standards that we monitor. We also believe that accountability is crucial to our results. Our executive management monitors production, credit quality and profitability measures on a quarterly, monthly, weekly and, in some cases, daily basis and provides ongoing feedback to our business unit leaders. During 2011, the Bank originated $728.4 million of new commercial and consumer loans. During this period, the Bank also grew its core deposits by $265.4 million (or 29.3% annualized growth) excluding the initial increase in deposits resulting from CBF’s acquisitions of Capital Bank Corp. and Green Bankshares, Inc.

The current market conditions have forced many banks to focus internally, which we believe creates an opportunity for organic growth by strongly capitalized banks such as ourselves. We seek to grow our loan portfolio by offering personalized customer service, local market knowledge and a long-term perspective. We have selectively hired experienced loan officers with local market knowledge and existing client relationships. Additionally, our executive management team takes an active role in soliciting, developing and maintaining client relationships.

Efficiency and Cost Savings

Another key element of our strategy is to operate efficiently by carefully managing our cost structure and taking advantage of economies of scale afforded by our acquisitions to control operating costs. We have been able to reduce headcount by consolidating duplicative operations of the acquired banks and streamlining management. In addition, we expect to recognize additional cost savings now that we have fully integrated Green Bankshares, Inc., with the rest of CBF’s business. We plan to further improve efficiency by boosting the productivity of our sales force through our focus on accountability and employee incentives and through selective hiring of experienced loan officers with existing books of business.

To evaluate and control operating costs, we monitor certain performance metrics including our efficiency ratio, which equals total non-interest expenses divided by net revenues (net interest income plus non-interest income). Our efficiency ratio has been and is expected to continue to be significantly impacted by certain costs that follow acquisitions of financial institutions. Capital Bank’s efficiency ratio for 2011 was 69.9%, which was impacted by $7.6 million of conversion expenses due to integration of the acquired banks. Excluding the impact of these items, Capital Bank’s adjusted efficiency ratio for 2011 was 66.6%. The adjusted efficiency ratio is a non-GAAP measure which we believe provides investors with information useful in understanding our business and our operating efficiency. Comparison of our adjusted efficiency ratio with those of other companies may not be possible because other companies may calculate the adjusted efficiency ratio differently. The adjusted efficiency ratio, which equals adjusted non-interest expense (non-interest expense less conversion expense) divided by net revenues (net interest income plus non-interest income), for the twelve months ended December 31, 2011 is as follows:

Capital Bank, NA	Efficiency Ratio for the Twelve Months Ended December 31, 2011
(Dollars in thousands)	Non-adjusted	Adjusted

Non-interest expense	$163,710	$163,710
Less: Conversion expense	-	(7,620)
Non-interest expense, adjusted	$163,710	$156,090

Net interest income	$193,598	$193,598
Non-interest income	40,660	40,660
Net Revenue	$234,258	$234,258

Efficiency Ratio	69.9%	66.6%

Capital Bank’s Acquisition and Integration Strategy

Acquisition and Integration Strategy

We seek acquisition opportunities consistent with our business strategy that we believe will produce attractive returns for our stockholders. We plan to pursue acquisitions that position us in southeastern U.S. markets with attractive demographics and business growth trends, expand our branch network in existing markets, increase our earnings power or enhance our suite of products. Our future acquisitions may include distressed assets sold by the FDIC or another seller where our operations, underwriting and servicing capabilities or management experience give us an advantage in evaluating and resolving the assets.

Our acquisition process begins with detailed research of target institutions and the markets they serve. We then draw on our management team’s extensive experience and network of industry contacts in the southeastern region of the United States. Our research and analytics team, led by our Chief of Investment Analytics and Research, maintains lists of priority targets for each of our markets. The team analyzes financial, accounting, tax, regulatory, demographic, transaction structures and competitive considerations for each target and prepares acquisition projections for review by our executive management team and Board of Directors.

As part of our diligence process in connection with potential acquisitions, we undertake a detailed portfolio- and loan-level analysis conducted by a team of experienced credit analysts led by our Chief Risk Officer. In addition, our executive management team engages the target management teams in active dialogue and personally conducts extensive on-site diligence at target branches.

Our executive management team has demonstrated success not only in acquiring financial institutions and combining them onto a common platform, but also in managing the integration of those financial institutions. Our management team develops integration plans prior to the closing of a given transaction that allows us to (1) reorganize the acquired institution’s management team under our line of business model immediately after closing; (2) implement our credit, risk and interest rate risk management, liquidity and compliance and governance policies and procedures; and (3) integrate our target’s technology and processing systems rapidly. Using our procedures, we have already integrated credit and operational policies across each of our acquisitions. We reorganized the management of the Failed Banks within three months of closing, and we merged their core processing systems with TIB Financial’s platform within six months. We also fully integrated legacy Capital Bank in July 2011 and GreenBank in February 2012.

Sound Risk Management

Sound risk management is an important element of our commercial/retail bank business model and is overseen by our Chief Risk Officer, Bruce Singletary, who has over 19 years of experience managing credit risk. Our credit risk policy, which has been implemented across our organization, establishes prudent underwriting guidelines, limits portfolio concentrations by geography and loan type and incorporates an independent loan review function. Mr. Singletary has created a special assets division with 35 employees to work out or dispose of legacy problem assets using a detailed process taking into account a borrower’s repayment capacity, available guarantees, collateral value, interest accrual and other factors. We believe our risk management policies establish conservative regulatory capital ratios, robust liquidity (including contingency planning), limitations on wholesale funding (including brokered CDs, holding company debt and advances from the FHLB), and restrictions on interest rate risk.

Our Competitive Strengths

●
Experienced and Respected Management Team with a Successful Track Record. Members of our executive management team and Board of Directors have served in executive leadership roles at Fortune 500 financial services companies, including Bank of America, Fifth Third Bancorp and Morgan Stanley. The executive management team has extensive experience overseeing commercial and consumer banking, mergers and acquisitions, systems integrations, technology, operations, credit and regulatory compliance. Many members of our executive management team are from the southeastern region of the United States and have an extensive network of contacts with banking executives, existing and potential customers, and business and civic leaders throughout the region. We believe our executive management team’s reputation and track record give us an advantage in negotiating acquisitions and hiring and retaining experienced bankers.

●
Growth-Oriented Business Model. Our executive management team seeks to foster a strong sales culture with a focus on developing key client relationships, including direct participation in sales calls, and through regular reporting and accountability while emphasizing risk management. Our executive management and line of business executives monitor performance on a quarterly, monthly, weekly and in some cases daily basis, and our compensation plans reward core deposit and responsible commercial loan growth, subject to credit quality, compliance and profitability standards. We have an integrated, scalable core processing platform and centralized credit, finance and technology operations that we believe will support future growth. Our business model contributed to the Bank’s $728.4 million of commercial and consumer loan originations and $265.4 million in total deposit growth for 2011, excluding the initial increase in deposits resulting from CBF’s acquisitions of Capital Bank Corporation and Green Bankshares, Inc.

●
Highly Skilled and Disciplined Acquirer. CBF has executed six acquisitions in just 14 months. CBF integrated its first four investments into a common core processing platform within six months, the fifth in July 2011 and the sixth in February 2012. We believe our track record of completing and integrating transactions quickly has helped us negotiate transactions on more economically favorable terms. CBF has conducted due diligence on more than 82 financial institutions, many of which its diligence process indicated would not meet its strategic objectives.

●
Reduced-Risk Legacy Portfolio. Our acquired loan portfolios have been marked-to-market with the application of the acquisition method of accounting, meaning that the carrying value of these assets at the time of their acquisitions reflected our estimate of lifetime credit losses. In addition, as of December 31, 2011, approximately 13% of our loan portfolio was covered by the loss sharing agreements we entered into with the FDIC, resulting in limited credit risk exposure for these assets.

●
Excess Capital and Liquidity. As a result of its private placements and the disciplined deployment of capital, CBF has ample capital with which to make acquisitions. As of December 31, 2011, CBF had a 13.2% tangible common equity ratio1 (which is a non-GAAP measure used by certain regulators, financial analysts and others to measure core capital strength) and a 12.5% Tier 1 leverage ratio, which provides CBF with $161.7 million in excess capital relative to the 10% Tier 1 leverage standard required under Capital Bank’s operating agreement with the OCC. As of December 31, 2011, Capital Bank had a 10.4% Tier 1 leverage ratio, a 15.7% Tier 1 risk-based ratio and a 16.7% total risk-based capital ratio. As of December 31, 2011, Capital Bank had cash and securities equal to 21.6% of total assets, representing $427.3 million of liquidity in excess of our target of 15%, which provides ample liquidity to support our existing banking franchises. Further, our investment portfolio consists primarily of U.S. agency-guaranteed mortgage-backed securities, which have limited credit or liquidity risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of the use of the tangible common equity ratio in our business and the reconciliation of tangible common equity ratio.

1 The tangible common equity ratio is calculated as tangible common equity divided by tangible assets. Tangible common equity is calculated as total shareholders’ equity less preferred stock and less goodwill and other intangible assets, net and tangible assets are total assets less goodwill and other intangible assets, net.

●
Scalable Back-Office Systems. All of CBF’s acquired institutions operate on a single information processing system. Our systems are designed to accommodate all of our projected future growth and allow us to offer our customers virtually all of the services currently offered by the nation’s largest financial institutions, including state-of-the-art online banking. Enhancements made to our systems are included to improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support and sales support.

Our Market Area

We view our market area as the southeastern region of the United States. Our six acquisitions have established a footprint defined by the Miami-Raleigh-Nashville triangle, which includes the Carolinas, Southwest Florida (Naples) and Southeast Florida (Miami-Dade and the Keys). These markets include a combination of large and fast-growing metropolitan areas that we believe will offer us opportunities for organic loan and deposit growth. Approximately 47% of our current branches are located in our target MSAs.

Products and Services

Banking Services by Business Line

Capital Bank has integrated each of CBF’s six acquisitions under a single line of business operating model. Under this model, we have appointed experienced bankers to oversee loan and deposit growth in each of our markets, while we have centralized other functions, including credit, finance, operations, marketing, human resources and information technology.

The Commercial Bank

Our commercial bank business consists of teams of commercial loan officers operating under the leadership of commercial banking executives in Florida, the Carolinas and Tennessee markets. The commercial banking executives are responsible for production goals for loans, deposits and fees. They work with senior credit officers to ensure that loan production is consistent with our loan policies and with financial officers to ensure that loan pricing is consistent with our profitability goals. We focus our commercial bank business on loan originations for established small and middle-market businesses with whom we develop personal relationships that we believe give us a competitive advantage and differentiates us from larger banking institutions. In addition, our commercial lending teams coordinate with personnel in our consumer bank business to provide personal loans and other services to the owners and managers and employees of the bank’s commercial clients. At December 31, 2011, commercial loans totaled $2.9 billion (or 67.0% of our total loan portfolio). Commercial underwriting is driven by cash flow analysis supported by collateral analysis and review. Our commercial lending teams offer a wide range of commercial loan products, including:

•           owner occupied commercial real estate construction and term loans;

•           working capital loans and lines of credit;

•           demand, term and time loans; and

•           equipment, inventory and accounts receivable financing.

During 2011, Capital Bank originated $561.8 million of new commercial loans. Our commercial lending teams also seek to gather low-cost deposits from commercial customers in connection with extending credit. In addition to business demand, savings and money market accounts, we also provide specialized cash management services and deposit products.

The Consumer Bank

Our consumer bank business consists of Capital Bank’s retail banking branches and associated businesses. Similar to our commercial bank business, we have organized the consumer bank by geographical market, with divisions consisting of our Florida, Carolina and Tennessee branches. Each division reports to a consumer banking executive responsible for achieving core deposit and consumer loan growth goals. Pricing of our deposit products is reviewed and approved by our asset-liability committee and the standards for consumer loan credit quality are documented in our loan policy and reviewed by our credit executives.

We seek to differentiate our consumer bank business from competitors through the personalized service offered by our branch managers, customer service representatives, tellers and other staff. We offer various services to meet the needs of our customers, including checking, savings and money market accounts, certificates of deposit and debit and credit cards. Our products are designed to foster relationships by rewarding our best customers for desirable activities such as debit card transactions, e-statements and direct deposit. In addition to traditional products and services, we offer competitive technology in Internet banking services, which we plan to further upgrade in order to keep pace with technological improvements. Consumer loan products we offer include:

•           home equity lines of credit;

•           residential first lien mortgages;

•           second lien mortgages;

•           new and used auto loans;

•           new and used boat loans;

•           overdraft protection; and

•           unsecured personal credit lines.

Branch managers and their staff are charged with growing core deposits with a special focus on new demand deposit accounts and expected to conduct outbound telephone campaigns, generate qualified referrals, collaborate with business partners in the commercial lending teams and evaluate, and make informed decisions with respect to, existing and prospective customers. In 2011, the Bank generated organic core deposit growth of $265.4 million (or 29.3% annualized growth) excluding the initial increase in deposits resulting from the acquisitions of Capital Bank Corporation and Green Bankshares, Inc. As of December 31, 2011, consumer loans totaled $1.4 billion. During 2011, the Bank originated $166.6 million of new consumer loans.

Ancillary Fee-Based Businesses

Mortgage Banking

Through our newly established mortgage banking business, we aim to originate high-quality loans for customers who are willing to establish a deposit relationship with us. The mortgage loans in our portfolio that do not meet this criteria are sold into the secondary market to buyers, such as Fannie Mae and Freddie Mac, and provide an additional source of fee income. Our mortgage banking capabilities include conventional and nonconforming mortgage underwriting and construction and permanent financing.

Private Banking, Trust and Investment Management

We offer private banking and wealth management services to affluent clients, business owners and retirees, building new relationships and expanding existing relationships to grow deposits, loans and fiduciary and investment management fee income. Through private banking, we offer deposit products, commercial and consumer loans, including mortgage financing, and investment accounts providing access to a wide range of mutual funds, annuities and other financial products, as well as access to our affiliate, Naples Capital Advisors, which is a registered investment advisor with approximately $102 million in assets under management as of December 31, 2011.

Lending Activities

We originate a variety of loans, including loans secured by real estate, loans for construction, loans for commercial purposes, loans to individuals for personal and household purposes, loans to municipalities and loans for new and used cars. A significant portion of our loan portfolio is related to real estate. As of December 31, 2011, loans related to real estate totaled $3.7 billion (or 86% of our total loan portfolio). The economic trends in the regions we serve are influenced by the industries within those regions. Consistent with our emphasis on being a community-oriented financial institution, most of our lending activity is with customers located in and around counties in which we have banking offices. As of December 31, 2011, our owner occupied commercial real estate loans, non-owner occupied commercial real estate loans, residential mortgage loans and commercial and industrial loans represented 21%, 21%, 19% and 11%, respectively, of our $4.3 billion loan portfolio.

We use a centralized risk management process to ensure uniform credit underwriting that adheres to our loan policies as approved annually by CBF’s Board of Directors. Lending policies are reviewed on a regular basis to confirm that we are prudent in setting underwriting criteria. Credit risk is managed through a number of methods, including a loan approval process that establishes consistent procedures for the processing and approval of loan requests, risk grading of all commercial loans and certain consumer loans and coding of all loans by purpose, class and collateral type. We seek to focus on underwriting loans that enhance a balanced, diversified portfolio. Management analyzes our commercial real estate concentrations by market and region on a regular basis in an attempt to prevent overexposure to any one type of commercial real estate loan and incorporates third-party real estate and market analysis to monitor market conditions. As of December 31, 2011, the carrying value of our commercial real estate loans in North Carolina, South Carolina, Florida, Tennessee and Virginia totaled $699.2 million, $303.6 million, $794.4 million, $596.0 million and $15.8 million, respectively. At December 31, 2011, commercial real estate loans in all regions totaled $2.4 billion (21% of which was owner occupied commercial real estate). We have recently tightened underwriting and pricing standards for indirect auto and residential mortgage lending and de-emphasized originations of commercial real estate mortgages.

We believe that early detection of potential credit problems through regular contact with our clients, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management. Our approach to proactively manage credit quality is to aggressively work with customers for whom a problem loan has been identified and assist in resolving issues before a default occurs.

A key component of our growth strategy is to grow our loan portfolio by originating high-quality commercial and consumer loans, other than non-owner occupied real estate loans, that comply with our conservative credit policies and that produce revenues consistent with our financial objectives. From December 31, 2010 to December 31, 2011, the Bank’s loan portfolio grew organically by $107.9 million (or 6.2% annualized growth), excluding the initial increase in deposits resulting from the acquisitions of Capital Bank Corporation and Green Bankshares, Inc., with $728.4 million in new originations partially offset by pay-downs, dispositions and charge-offs. Additionally, we are working to reduce excessive concentrations in commercial real estate, which characterized our acquisitions’ legacy portfolios, in order to achieve a more diversified portfolio. It is our long-term goal to reduce the commercial real estate concentration to approximately 20% of our total loan portfolio.

In addition, we operate an indirect auto lending business which originates loans for new and used cars through relationships with dealers in Southwest Florida, Southeast Florida, the Florida Keys and Tennessee. Loans are approved subject to review of FICO credit scores, vehicle age, and loan-to-value. We are in the process of implementing an expert scoring model which will include additional proprietary underwriting factors. We set pricing for loans based on credit score, vehicle age, and loan term. As of December 31, 2011, we had $87.2 million of indirect auto loans.

Deposits

Deposits are the primary source of funds for lending and investing activities and their cost is the largest category of interest expense. Deposits are attracted principally from clients within our branch network through the offering of a wide selection of deposit instruments to individuals and businesses, including non-interest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. We are focused on reducing our reliance on high-cost certificates of deposit as a source of funds with low-cost deposit accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (1) the interest rates offered by competitors, (2) the anticipated amount and timing of funding needs, (3) the availability and cost of alternative sources of funding and (4) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relatively low cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other services. In addition, we gather a portion of our deposit base through brokered deposits. At December 31, 2011, total deposits were $5.1 billion of which $5.0 billion (or 97%) were non-brokered deposits and $143.1 million (or 3%) were brokered deposits. At December 31, 2011, our core deposits (total deposits less time deposits) consisted of $683.3 million of non-interest checking accounts, $1.1 billion of negotiable order of withdrawal accounts, $296.4 million of savings accounts and $868.4 million of money market deposits. For the foreseeable future, we remain focused on retaining and growing a strong deposit base and transitioning certain of our customers to low-cost banking services as high-cost funding sources, such as high-interest certificates of deposit, mature.

Investing Activities

Investment securities represent a significant portion of Capital Bank, NA’s assets. The Bank invests in securities as allowable under bank regulations. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government-sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued mortgage-backed securities, bank eligible corporate obligations, mutual funds and limited types of equity securities. Our investment activities are governed internally by a written, Board-approved policy. The investment policy is carried out by the Bank’s Asset-Liability Committee (“ALCO”), which meets regularly to review the economic environment and establish investment strategies.

Investment strategies are reviewed by ALCO based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Bank. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

Marketing

Our marketing activities support all of our products and services described above. Historically, most of our marketing efforts have supported our real estate mortgage, commercial and retail banking businesses. Our marketing strategy aims to:

•	capitalize on our personal relationship approach, which we believe differentiates us from our larger competitors in both the commercial and residential mortgage lending businesses;

•	meet our growth objectives based on current economic and market conditions;

•	attract core deposits held in checking, savings, money market and certificate of deposit accounts;

•	provide customers with access to our local executives;

•	appeal to customers in our region who value quality banking products and personal service;

•	pursue commercial and industrial lending opportunities with small to mid-sized businesses that are underserved by our larger competitors;

•	cross-sell our products and services to our existing customers to leverage our relationships, grow fee income and enhance profitability;

•	utilize existing industry relationships cultivated by our senior management team; and

•	adhere to safe and sound credit standards.

We use a variety of targeted marketing media including the Internet, print, direct mail and financial newsletters. Our online marketing activities include paid advertising, as well as cross-sale marketing through our website and Internet banking services. We believe our marketing strategy will enable us to take advantage of lower average customer acquisition costs, build valuable brand awareness and lower our funding costs.

Information Technology Systems

We have made and continue to make investments in our information technology systems for our banking and lending operations and cash management activities. We seek to integrate our acquisitions quickly and successfully and believe this is a necessary investment in order to enhance our capabilities to offer new products and overall customer experience and to provide scale for future growth and acquisitions. Our enhancements are tailored to improve our commercial and consumer loan origination, electronic banking and direct response marketing processes, as well as enhance cash management, streamlined reporting, reconciliation support and sales support. We work closely with certain third-party service providers to which we outsource certain of our systems and infrastructure. We use the Jack Henry SilverLake System as our banking platform and believe that the scalability of our infrastructure will support our growth strategy and that this platform will support our growth needs.

Competition

The financial services industry in general and our primary markets of South Florida, Tennessee and the Carolinas are highly competitive. We compete actively with national, regional and local financial services providers, including banks, thrifts, credit unions, mortgage bankers and finance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon us. Our largest competitors include Bank of America, Wells Fargo, BB&T, First Citizens, Royal Bank of Canada, SunTrust, Regions, FNB United Corp., Toronto-Dominion, Synovus, First Financial, SCBT, JPMorgan Chase, Citigroup, EverBank, Fifth Third Bancorp, First Horizon, Pinnacle Financial, First South and U.S. Bancorp.

Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The primary factors driving commercial and consumer competition for loans and deposits are interest rates, the fees charged, customer service levels and the range of products and services offered. In addition, other competitive factors include the location and hours of our branches and customer service.

Employees

At December 31, 2011, Capital Bank had over 1,375 full-time employees and 165 part-time employees. None of our employees are parties to a collective bargaining agreement. We consider our relationship with our employees to be adequate.

Facilities and Real Estate

Capital Bank currently leases approximately 351,000 square feet of office and operations space in North Carolina, Florida and South Carolina. We operate 35 branches in Florida, 32 in North Carolina, 12 in South Carolina, 63 in Tennessee and one in Virginia. Of these branches, 42 were leased and the rest were owned. In addition, the Company owns approximately 130,000 and leases approximately 138,000 square feet of non-branch office space. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s-length bargaining.

Related Party Transaction

Certain of the directors and executive officers of Capital Bank, NA, members of their immediate families and entities with which they are involved are customers of and borrowers from the Bank. As of December 31, 2011, total loans outstanding to directors and executive officers of the Bank, and their associates as a group, equaled approximately $13.1 million. All outstanding loans and commitments included in such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time in comparable transactions with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Due to the Bank Merger, the Company reported no loans or deposits on its Consolidated Balance Sheet as of December 31, 2011.

SUPERVISION AND REGULATION

The U.S. banking industry is highly regulated under federal and state law. These regulations affect the operations of the Company and its subsidiaries. Investors should understand that the primary objectives of the U.S. bank regulatory regime are the protection of depositors and consumers and maintaining the stability of the U.S. financial system, and not the protection of stockholders.

As a bank holding company, we are subject to supervision and regulation by the Federal Reserve. Our national bank subsidiary (which will be our sole bank subsidiary following the reorganization) is subject to supervision and regulation by the OCC, the Consumer Financial Protection Bureau (which we refer to as the “CFPB”) and the FDIC. In addition, we expect that the additional businesses that we may invest in or acquire will be regulated by various state and/or federal regulators, including the OCC, the Federal Reserve, the CFPB and the FDIC.

The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to us and our subsidiaries. Banking statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies and changes in them, including changes in how they are interpreted or implemented, could have material effects on our business. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to us and our subsidiaries. These issuances also may affect the conduct of our business or impose additional regulatory obligations. The description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described.

Bank Holding Company Regulations

Any entity that acquires direct or indirect control of a bank must obtain prior approval of the Federal Reserve to become a bank holding company pursuant to the BHCA. As a bank holding company, we are subject to regulation under the BHCA and to examination, supervision and enforcement by the Federal Reserve. While subjecting us to supervision and regulation, we believe that being a bank holding company (as opposed to a non-controlling investor) broadens the investment opportunities available to us among public and private financial institutions, failing and distressed financial institutions, seized assets and deposits and FDIC auctions. Federal Reserve jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company, such as subsidiaries and other companies in which the bank holding company makes a controlling investment.

Statutes, regulations and policies could restrict our ability to diversify into other areas of financial services, acquire depository institutions and make distributions or pay dividends on our equity securities. They may also require us to provide financial support to any bank that we control, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of a general deterioration in the financial condition of Capital Bank or other depository institutions we control. They may also limit the fees and prices Capital Bank charges for its consumer services.

Capital Bank, N.A. as a National Bank

Capital Bank is a national bank and is subject to supervision (including regular examination) by its primary banking regulator, the OCC. Retail operations of the bank are also subject to supervision and regulation by the CFPB. Capital Bank’s deposits are insured by the FDIC through the DIF up to applicable limits in the manner and extent provided by law. Capital Bank is subject to the Federal Deposit Insurance Act, as amended (which we refer to as the “FDI Act”), and FDIC regulations relating to deposit insurance and may also be subject to supervision by the FDIC under certain circumstances.

OCC Operating Agreement and FDIC Order

Capital Bank is subject to specific requirements pursuant to the OCC Operating Agreement, which it entered into with the OCC in connection with our acquisition of the Failed Banks. The OCC Operating Agreement requires, among other things, that Capital Bank maintain various financial and capital ratios and provide notice to, and obtain consent from, the OCC with respect to any additional failed bank acquisitions from the FDIC or the appointment of any new director or senior executive officer of Capital Bank.

Capital Bank (and, with respect to certain provisions, CBF) is also subject to the FDIC Order issued in connection with the FDIC’s approval of our applications for deposit insurance for the Failed Banks. The FDIC Order requires, among other things, that during the first three years following our acquisition of the Failed Banks, Capital Bank must obtain the FDIC’s approval before implementing certain compensation plans and submit updated business plans and reports of material deviations from those plans to the FDIC. Additionally, the FDIC Order requires that Capital Bank maintain Tier 1 common equity (a non-GAAP measure) to total assets of at least 10% during such three-year period and after such three-year period to remain “well capitalized.”

A failure by CBF or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject CBF to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent CBF from executing its business strategy and negatively impact its business, financial condition, liquidity and results of operations. As of December 31, 2011, Capital Bank was in compliance with all of the material terms of the OCC Operating Agreement and FDIC Order.

Regulatory Notice and Approval Requirements for Acquisitions of Control

We must generally receive federal regulatory approval before we can acquire an institution or business. Specifically, a bank holding company must obtain prior approval of the Federal Reserve in connection with any acquisition that results in the bank holding company owning or controlling more than 5% of any class of voting securities of a bank or another bank holding company. In acting on such applications of approval, the Federal Reserve considers, among other factors: the effect of the acquisition on competition; the financial condition and future prospects of the applicant and the banks involved; the managerial resources of the applicant and the banks involved; the convenience and needs of the community, including the record of performance under the CRA; the effect of the acquisition on the stability of the United States banking or financial system; and the effectiveness of the applicant in combating money laundering activities. Our ability to make investments in depository institutions will depend on our ability to obtain approval of the Federal Reserve. The Federal Reserve could deny our application based on the above criteria or other considerations. We may also be required to sell branches as a condition to receiving regulatory approval, which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

Federal and state laws impose additional notice, approval and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. These laws include the BHCA and the Change in Bank Control Act. Among other things, these laws require regulatory filings by an investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution.

Broad Supervision and Enforcement Powers

The Federal Reserve, the OCC and the FDIC have broad supervisory and enforcement authority with regard to bank holding companies and banks, including the power to conduct examinations and investigations, issue cease and desist orders, impose fines and other civil and criminal penalties, terminate deposit insurance and appoint a conservator or receiver. The CFPB similarly has broad regulatory supervision and enforcement authority with regard to consumer protection matters affecting us or our subsidiaries. Bank regulators regularly examine the operations of banks and bank holding companies. In addition, banks and bank holding companies are subject to periodic reporting and filing requirements.

Bank regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things: enjoin “unsafe or unsound” practices, require affirmative actions to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors and terminate deposit insurance.

Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, its subsidiaries and their respective officers, directors and institution-affiliated parties to the remedies described above and other sanctions. In addition, the FDIC may terminate a bank’s depository insurance upon a finding that the bank’s financial condition is unsafe or unsound or that the bank has engaged in unsafe or unsound practices or has violated an applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency.

Interstate Banking

Interstate Banking for State and National Banks

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (which we refer to as the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state). The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. The Dodd-Frank Act permits a national or state bank, with the approval of its regulator, to open a branch in any state if the law of the state in which the branch is located would permit the establishment of the branch if the bank were a bank chartered in that state. National banks may provide trust services in any state to the same extent as a trust company chartered by that state.

Limits on Transactions with Affiliates

Federal law restricts the amount and the terms of both credit and non-credit transactions between a bank and its nonbank affiliates. Transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the bank.

Bank Holding Companies as a Source of Strength

Federal Reserve law requires that a bank holding company serve as a source of financial and managerial strength to each bank that it controls and, under appropriate circumstances, to commit resources to support each such controlled bank.

Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because we are a bank holding company, we (and our consolidated assets) are viewed as a source of financial and managerial strength for any controlled depository institutions, such as Capital Bank.

The Dodd-Frank Act also directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. The Dodd-Frank Act requires that federal banking regulators propose implementing regulations no later than July 21, 2011. Under this requirement, in the future we could be required to provide financial assistance to Capital Bank should it experience financial distress. Based on our ownership of a national bank subsidiary, the OCC could assess us if the capital of Capital Bank were to become impaired. If we failed to pay the assessment within three months, the OCC could order the sale of our stock in Capital Bank to cover the deficiency.

In addition, capital loans by us to Capital Bank will be subordinate in right of payment to deposits and certain other indebtedness of Capital Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Capital Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference

The FDI Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If our insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

Regulatory Capital Requirements

In General

Bank regulators view capital levels as important indicators of an institution’s financial soundness. FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory judgment on an institution’s capital adequacy is based on the regulator’s individualized assessment of numerous factors.

As a bank holding company, we are subject to various regulatory capital adequacy requirements administered by the Federal Reserve. In addition, the OCC imposes capital adequacy requirements on our subsidiary bank. The FDIC also may impose these requirements on Capital Bank and other depository institution subsidiaries that we may acquire or control in the future. The FDI Act requires that the federal regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial condition.

Quantitative measures, established by the regulators to ensure capital adequacy, require that a bank holding company maintain minimum ratios of capital to risk-weighted assets. There are three categories of capital under the guidelines. With the implementation of the Dodd-Frank Act, certain changes have been made as to the type of capital that falls under each of these categories. For us, as a bank holding company, Tier 1 capital includes common shareholders’ equity, qualifying preferred stock and trust preferred securities issued before May 19, 2010, less goodwill and certain other deductions (including a portion of servicing assets and the unrealized net gains and losses, after taxes, on securities available for sale). Tier 2 capital includes preferred stock and trust preferred securities not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of the total capital must be in the form of Tier 1 capital). Tier 3 capital includes certain qualifying unsecured subordinated debt. See “—Changes in Laws, Regulations or Policies and the Dodd-Frank Act.”

Under the guidelines, capital is compared with the relative risk related to the balance sheet. To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet asset and off-balance sheet item, primarily based on the relative credit risk of the asset or counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0% and certain real estate-related loans risk-weighted at 50%. Off-balance sheet items, such as loan commitments and derivatives, are also applied a risk weight after calculating balance sheet equivalent amounts. A credit conversion factor is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. Derivatives are converted to balance sheet equivalents based on notional values, replacement costs and remaining contractual terms. For certain recourse obligations, direct credit substitutes, residual interests in asset securitization and other securitized transactions that expose institutions primarily to credit risk, the capital amounts and classification under the guidelines are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Banks and bank holding companies currently are required to maintain Tier 1 capital and the sum of Tier 1 and Tier 2 capital equal to at least 6% and 10%, respectively, of their total risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) to be deemed “well capitalized.” The federal bank regulatory agencies may, however, set higher capital requirements for an individual bank or when a bank’s particular circumstances warrant. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements in order to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Also, the Federal Reserve considers a “tangible Tier 1 leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or engaging in new activities. In addition, the federal bank regulatory agencies have established minimum leverage (Tier 1 capital to adjusted average total assets) guidelines for banks within their regulatory jurisdictions. These guidelines provide for a minimum leverage ratio of 5% for banks to be deemed “well capitalized.” Our regulatory capital ratios and those of Capital Bank are in excess of the levels established for “well-capitalized” institutions.

As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution pose to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act, the implementation of Basel III (described below) or other regulatory or supervisory changes. We cannot be certain what the impact of changes to existing capital guidelines will have on us or Capital Bank.

Basel I, Basel II and Basel III Accords

The current risk-based capital guidelines that apply to us and our subsidiary bank are based on the 1988 capital accord, referred to as Basel I, of the International Basel Committee on Banking Supervision (which we refer to as the “Basel Committee”), a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2008, the bank regulatory agencies began to phase in capital standards based on a second capital accord issued by the Basel Committee, referred to as Basel II, for large or “core” international banks and bank holding companies (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Because we do not anticipate controlling any large or “core” international bank in the foreseeable future, Basel II will not apply to us.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase in arrangements for a strengthened set of capital requirements, known as Basel III. While the timing and scope of any U.S. implementation of Basel III remains uncertain, the following items provide a brief description of the relevant provisions of Basel III and their potential impact on our capital levels if applied to us and Capital Bank.

New Minimum Capital Requirements. Subject to implementation by the U.S. federal banking agencies, Basel III would be expected, among other things, to increase required capital ratios of banking institutions to which it applies, as follows:

●
Minimum Common Equity. The minimum requirement for common equity, the highest form of loss absorbing capital, would be raised from the current 2.0% level, before the application of regulatory adjustments, to 3.5% as of January 11, 2013 and 4.5% by January 1, 2015 after the application of stricter adjustments. The “capital conversion buffer,” discussed below, would cause required total common equity to rise to 7.0% by January 1, 2019 (4.5% attributable to the minimum required common equity plus 2.5% attributable to the “capital conservation buffer”).

●
Minimum Tier 1 Capital. The minimum Tier 1 capital requirement, which includes common equity and other qualifying financial instruments based on stricter criteria, would increase from 4.0% to 4.5% by January 1, 2013, and 6.0% by January 1, 2015. Total Tier 1 capital would rise to 8.5% by January 1, 2019 (6.0% attributable to the minimum required Tier 1 capital ratio plus 2.5% attributable to the capital conservation buffer, as discussed below).

●	Minimum Total Capital. The minimum Total Capital (Tier 1 and Tier 2 capital) requirement would increase to 8.0% (10.5% by January 1, 2019, including the capital conservation buffer).

●
Capital Conservation Buffer. The capital conservation buffer would add 2.5% to the regulatory minimum common equity requirement (adding 0.625% during each of the three years beginning in January 1, 2016 through January 1, 2019). The buffer would be added to common equity, after the application of deductions. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. It is expected that, while banks would be allowed to draw on the buffer during such periods of stress, the closer their regulatory capital ratios approach the minimum requirement, the greater the constraints that would be applied to earnings distributions.

●
Countercyclical Buffer. Basel III expects regulators to require, as appropriate to national circumstances, a “countercyclical buffer” within a range of 0% to 2.5% of common equity or other fully loss-absorbing capital. The purpose of the countercyclical buffer is to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth. For any given country, it is expected that this buffer would only be applied when there is excess credit growth that is resulting in a perceived system-wide buildup of risk. The countercyclical buffer, when in effect, would be introduced as an extension of the capital conservation buffer range.

●
Regulatory Deductions from Common Equity. The regulatory adjustments (i.e., deductions and prudential filters), including minority interests in financial institutions, mortgage-servicing rights, and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018. Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phaseout over a 10-year period beginning January 1, 2013.

●
Non-Risk-Based Leverage Ratios. These capital requirements are supplemented by a non-risk-based leverage ratio that will serve as a backstop to the risk-based measures described above. In July 2010, the Governors and Heads of Supervision agreed to test a minimum Tier 1 leverage ratio of 3.0% during the parallel run period. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017 with a view to adopting the 3.0% leverage ratio on January 1, 2018, based on appropriate review and calibration.

Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure that includes balance sheet assets, net of provisions and valuation adjustments, as well as potential future exposure to off-balance sheet items, such as derivatives. Basel III also includes both short- and long-term liquidity standards. The phase-in of the new rules is to commence on January 1, 2013, with the phase-in of the capital conservation buffer commencing on January 1, 2016 and the rules to be fully phased in by January 1, 2019.

In November 2010, Basel III was endorsed by the Group of Twenty (G-20) Finance Ministers and Central Bank Governors and will be subject to individual adoption by member nations, including the United States. On December 16, 2010, the Basel Committee issued the text of the Basel III rules, which presents the details of global regulatory standards on bank capital adequacy and liquidity agreed by the Basel Committee and endorsed by the G-20 leaders. In January 2011, the Basel Committee issued further guidance on the qualification criteria for inclusion in Tier 1 capital. The federal banking agencies will likely implement changes to the current capital adequacy standards applicable to us and our bank subsidiary in light of Basel III. If adopted by federal banking agencies, Basel III could lead to higher capital requirements, including a restrictive leverage ratio and new liquidity ratios. The ultimate impact of the new capital and liquidity standards on us and our bank subsidiary is currently being reviewed and will depend on a number of factors, including the rule-making and implementation by the U.S. banking regulators.

Prompt Corrective Action

The FDI Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

Federal Reserve Board regulations require that each bank maintain reserve balances on deposits with the Federal Reserve Bank.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banks are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non-personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Banks.

Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. The FDIC recently raised assessment rates to increase funding for the DIF, which is currently underfunded.

The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. In addition, federal deposit insurance for the full net amount of deposits in non-interest-bearing transaction accounts was extended to January 1, 2013 for all insured banks.

The Dodd-Frank Act changes the deposit insurance assessment framework, primarily by basing assessments on an institution’s total assets less tangible equity (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits, which is expected to shift a greater portion of the aggregate assessments to large banks, as described in detail below. The Dodd-Frank Act also eliminates the upper limit for the reserve ratio designated by the FDIC each year, increases the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

The Dodd-Frank Act requires the DIF to reach a reserve ratio of 1.35% of insured deposits by September 30, 2020. On December 20, 2010, the FDIC raised the minimum designated reserve ratio of DIF to 2%. The ratio is higher than the minimum reserve ratio of 1.35% as set by the Dodd-Frank Act. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on insured depository institutions with consolidated assets of less than $10 billion.

On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing. The final rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Because the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the final rule’s assessment rates are lower than the current rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. In addition, the final rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the DIF reserve ratio exceeds 1.5% but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. The final rule also determines how the effect of the higher reserve ratio will be offset for institutions with less than $10 billion of consolidated assets.

Continued action by the FDIC to replenish the DIF as well as changes contained in the Dodd-Frank Act may result in higher assessment rates. Capital Bank may be able to pass part or all of this cost on to its customers, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. If deposit insurance for a banking business we invest in or acquire were to be terminated, that would have a material adverse effect on that banking business and potentially on the Company as a whole.

Permitted Activities and Investments by Bank Holding Companies

The BHCA generally prohibits a bank holding company from engaging in activities other than banking or managing or controlling banks except for activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Financial Modernization Act of 1999 (which we refer to as the “GLB Act”) expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities. We have not yet determined whether it would be appropriate or advisable in the future to become a financial holding company.

Privacy Provisions of the GLB Act and Restrictions on Cross-Selling

Federal banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different companies that we own or may come to own for the purpose of cross-selling products and services among companies we own. A number of states have adopted their own statutes concerning financial privacy and requiring notification of security breaches.

Anti-Money Laundering Requirements

Under federal law, including the Bank Secrecy Act, the PATRIOT Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act, certain types of financial institutions, including insured depository institutions, must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Among other things, these laws are intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non-U.S. financial institutions and non-U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The OFAC is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we or Capital Bank find a name on any transaction, account or wire transfer that is on an OFAC list, we or Capital Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Act, GLB Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act and Real Estate Settlement Procedures Act.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

The Dodd-Frank Act creates the CFPB, a new independent bureau that will have broad authority to regulate, supervise and enforce retail financial services activities of banks and various non-bank providers. The CFPB will have authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as Capital Bank, will be subject to regulation of the CFPB but will continue to be examined for consumer compliance by their bank regulator. However, given our growth and bank acquisition strategy, if our total assets were to exceed $10 billion, then we will become subject to the CFPB’s exclusive examination authority and primary enforcement authority.

The Community Reinvestment Act

The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low-and moderate-income neighborhoods, consistent with safe and sound operations. The regulators examine banks and assign each bank a public CRA rating. A bank’s record of fair lending compliance is part of the resulting CRA examination report. The CRA then requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a bank or to merge with another bank holding company.

When we apply for regulatory approval to make certain investments, the regulators will consider the CRA record of the target institution and our depository institution subsidiary. An unsatisfactory CRA record could substantially delay approval or result in denial of an application.

Changes in Laws, Regulations or Policies and the Dodd-Frank Act

Various federal, state and local legislators introduce from time to time measures or take actions that would modify the regulatory requirements or the examination or supervision of banks or bank holding companies. Such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial institutions, all of which could affect our investment opportunities and our assessment of how attractive such opportunities may be. We cannot predict whether potential legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on our business, results of operations or financial condition.

The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The following items briefly describe some of the key provisions of the Dodd-Frank Act:

●	Source of Strength. The Dodd-Frank Act requires all companies that directly or indirectly control a depository institution to serve as a source of strength for the institution.

●
Limitation on Federal Preemption. The Dodd-Frank Act may limit the ability of national banks to rely upon federal preemption of state consumer financial laws. Under the Dodd-Frank Act, the OCC will have the ability to make preemption determinations only if certain conditions are met and on a case-by-case basis. The Dodd-Frank Act also eliminates the extension of preemption to operating subsidiaries of national banks. However, the Dodd-Frank Act preserves certain preemption standards articulated by the U.S. Supreme Court and existing interpretations thereunder, as well as express preemption provisions in other federal laws (such as the Equal Credit Opportunity Act and the Truth in Lending Act) that specifically address the application of state law in relation to that federal law. The Dodd-Frank Act authorizes state enforcement authorities to bring lawsuits under state law against national banks and authorizes suits by state attorney generals against national banks to enforce rules issued by the CFPB. With this broad grant of enforcement authority to states, institutions, including national banks, could be subject to varying and potentially conflicting interpretations of federal law by various state attorney generals, state regulators and the courts.

●
Mortgage Loan Origination and Risk Retention. The Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay. The Dodd-Frank Act also generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgages and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

●
Consumer Financial Protection Bureau. The Dodd-Frank Act creates the CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank customers. For banking organizations with assets of more than $10 billion, the CFPB has exclusive rule-making and examination and primary enforcement authority under federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.

●
Deposit Insurance. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also provides unlimited deposit coverage for noninterest-bearing transaction accounts until January 1, 2013. Amendments to the FDI Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated. Under these amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

●
Transactions with Affiliates and Insiders. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

●
Corporate Governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

●
Interchange Fees. Under the so-called Durbin Amendment of the Dodd-Frank Act, interchange transaction fees that a card issuer receives or charges for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in processing the transaction. Banks that have less than $10 billion in assets are exempt from the interchange transaction fee limitation. On June 29, 2011, the Federal Reserve issued a final rule establishing standards for determining whether the amount of any interchange transaction fee is reasonable and proportional, taking into consideration fraud prevention costs, and prescribing regulations to ensure that network fees are not used, directly or indirectly, to compensate card issuers with respect to electronic debit transactions or to circumvent or evade the restrictions that interchange transaction fees be reasonable and proportional. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit will be the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction. The Federal Board also approved on June 29, 2011 an interim final rule that allows for an upward adjustment of no more than $0.01 to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards set out in the interim final rule. The Dodd-Frank Act also bans card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and prohibits card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. Finally, merchants will be able to set minimum dollar amounts for the use of a credit card and provide discounts to consumers who pay with various payment methods, such as cash.

Many of the requirements of the Dodd-Frank Act will be implemented over time, and most will be subject to regulations implemented over the course of several years. Given the uncertainty surrounding the manner in which many of the Dodd-Frank Act’s provisions will be implemented by the various regulatory agencies and through regulations, the full extent of the impact on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.

Statistical Information

Certain statistical information is found in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

ITEM 1A: RISK FACTORS

RISK FACTORS

Our business is subject to a variety of risks, including the risks described below as well as adverse business conditions and changes in regulations and the local, regional and national economic environment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not known to us or not described below which we have not determined to be material may also impair our business operations. You should carefully consider the risks described below, together with all other information in this report, including information contained in the “Business,” “Management’s Discussion and Analysis ofFinancial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures about Market Risk” sections. This report contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Many factors, including those described below, could cause actual results to differ materially from those discussed in forward-looking statements. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected, and we may not be able to achieve our goals. Such events may cause actual results to differ materially from expected and historical results, and the trading price of our common stock could decline.

Risks Relating to the Potential Merger of TIB Financial Corp. and CBF

The potential merger has been approved without your vote.

CBF owns over 94% of the common stock of the Company. Accordingly, under Florida law, no vote of the Company’s Board of Directors or shareholders is required to complete the merger. As a result, the merger may be completed even if opposed by all of the Company’s shareholders unaffiliated with CBF.

Neither CBF nor the Company has hired anyone to represent you and CBF has a conflict of interest in the merger.

CBF and the Company have not (1) negotiated the merger at arm’s length or (2) hired independent persons to negotiate the terms of the merger for you. Since CBF initiated and structured the merger without negotiating with the Company or any independent person and CBF has an interest in acquiring your shares at the lowest possible price, if independent persons had been hired, the terms of the merger may have been more favorable to you.

Because there is currently no market for CBF’s Class A common stock and a market for CBF’s Class A common stock may not develop, you cannot be sure of the market value of the merger consideration you will receive.

Upon completion of the merger, each share of the Company’s common stock will be converted into merger consideration consisting of 0.7205 of a share of CBF’s Class A common stock. Prior to the initial public offering of CBF’s Class A common stock, which is expected to be completed substantially concurrently with the merger, there has been no established public market for CBF’s Class A common stock. An active, liquid trading market for CBF’s Class A common stock may not develop or be sustained following the initial public offering. If an active trading market does not develop, holders of CBF’s Class A common stock may have difficulty selling their shares at an attractive price, or at all. CBF has applied to have its Class A common stock listed on Nasdaq, but its application may not be approved. In addition, the liquidity of any market that may develop or the price that CBF’s stockholders may obtain for their shares of Class A common stock cannot be predicted. The initial public offering price for CBF’s Class A common stock will be determined by negotiations between CBF, its stockholders who choose to sell their shares in the initial public offering and the representative of the underwriters and may not be indicative of prices that will prevail in the open market following the offering.

The outcome of CBF’s initial public offering will affect the market value of the consideration the Company’s shareholders will receive upon completion of the merger. Accordingly, you will not know or be able to calculate the market value of the merger consideration you would receive upon completion of the merger. There will be no adjustment to the exchange ratio for changes in the anticipated outcome of CBF’s initial public offering or changes in the market price of the Company’s common stock.

If CBF completes the merger without completing its initial public offering, the size of the outstanding public float of CBF’s Class A common stock will be low and the value and liquidity of CBF’s common stock may be adversely affected.

While the merger is expected to be completed substantially concurrently with CBF’s initial public offering, CBF controls when the merger will take place and there can be no guarantee that CBF’s initial public offering will occur substantially concurrently with the merger or at all. If the merger is completed and CBF’s initial public offering is delayed or does not occur, there will be fewer publicly traded shares of CBF’s Class A common stock outstanding than if the initial public offering is completed as anticipated and, as a result, the value and liquidity of CBF’s shares of Class A common stock that you receive in the merger may be adversely affected.

The shares of CBF’s Class A common stock to be received by the Company’s shareholders as a result of the merger will have different rights than the shares of the Company’s common stock.

The rights associated with the Company’s common stock are different from the rights associated with CBF’s Class A common stock. For example, the Company’s Board of Directors is divided into two classes, with the term of office of one class expiring each year. CBF’s Board of Directors will not be classified at the time of the merger. In addition, as a Florida corporation, the Company is subject to provisions of Florida law that require a vote of at least two thirds of the Company’s shareholders to approve business combinations with certain large shareholders (these provisions do not apply to the merger because CBF owns more than 90% of the Company’s common stock). These provisions do not apply to CBF because it is a Delaware corporation. In addition, the Company’s shareholders are permitted to act by written consent without a meeting, whereas CBF shareholders cannot act by written consent. Also, holders of at least 50% of the Company’s common stock may call a special meeting of TIB Financial Corp.’s shareholders, whereas special meetings of CBF shareholders can only be called by CBF’s Chairman, Chief Executive Officer or its Board of Directors

Risks Relating to the Company’s Banking Operations

Continued or worsening general business and economic conditions could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our business and operations are sensitive to general business and economic conditions in the United States. If the U.S. economy is unable to steadily emerge from the recent recession that began in 2007 or CBF experiences worsening economic conditions, such as a so-called “double-dip” recession, CBF’s growth and profitability could be adversely affected. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors would be detrimental to our business. On August 5, 2011, Standard & Poor’s lowered the long-term sovereign credit rating of U.S. Government debt obligations from AAA to AA+. On August 8, 2011, S&P also downgraded the long-term credit ratings of U.S. government-sponsored enterprises. These actions initially have had an adverse effect on financial markets and although we are unable to predict the longer-term impact on such markets and the participants therein, it may be material and adverse.

In addition, significant concern regarding the creditworthiness of some of the governments in Europe, most notably Greece, has contributed to volatility in financial markets in Europe and globally, and to funding pressures on some globally active European banks, leading to greater investor and economic uncertainty worldwide. A failure to adequately address sovereign debt concerns in Europe could hamper economic recovery or contribute to a return to recessionary economic conditions and severe stress in the financial markets, including in the United States.

Our business is also significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and cash flows.

The geographic concentration of our markets in the southeastern region of the United States makes our business highly susceptible to downturns in the local economies and depressed banking markets, which could be detrimental to our financial condition.

Unlike larger financial institutions that are more geographically diversified, our national bank subsidiary, Capital Bank is a regional banking franchise concentrated in the southeastern region of the United States. Capital Bank operates branches located in Florida, North Carolina, South Carolina, Tennessee and Virginia. As of December 31, 2011, 32% of Capital Bank’s loans were in Florida, 26% were in North Carolina, 12% were in South Carolina, 29% were in Tennessee and 1% was in Virginia. A deterioration in local economic conditions in the loan market or in the residential, commercial or industrial real estate market could have a material adverse effect on the quality of Capital Bank’s portfolio, the demand for its products and services, the ability of borrowers to timely repay loans and the value of the collateral securing loans. In addition, if the population or income growth in the region is slower than projected, income levels, deposits and real estate development could be adversely affected and could result in the curtailment of our expansion, growth and profitability. If any of these developments were to result in losses that materially and adversely affected Capital Bank’s capital, CBF, the Company and Capital Bank might be subject to regulatory restrictions on operations and growth and to a requirement to raise additional capital.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services.

We believe that our continued growth and future success will depend in large part on the skills of our management team and its ability to motivate and retain these individuals and other key personnel. In particular, we rely on the leadership and experience in the banking industry of its Chief Executive Officer, R. Eugene Taylor. Mr. Taylor is the former Vice Chairman of Bank of America and has extensive experience executing and overseeing bank acquisitions, including NationsBank Corp.’s acquisition and integration of Bank of America, Maryland National Bank and Barnett Banks. The loss of service of Mr. Taylor or one or more of our other executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy, our business could suffer and the value of our common stock could be materially adversely affected. Leadership changes will occur from time to time and we cannot predict whether significant resignations will occur or whether we or CBF will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and that their knowledge and relationships would be very difficult to replicate. Although R. Eugene Taylor has entered into an employment agreement with CBF and it is expected that, prior to the completion of the initial public offering, Christopher G. Marshall, R. Bruce Singletary and Kenneth A. Posner will have entered into employment agreements with CBF, it is possible that they may not complete the term of their employment agreements or renew them upon expiration. Our success also depends on the experience of Capital Bank’s branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively impact our banking operations. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition or operating results.

Capital Bank’s loss sharing agreements impose restrictions on the operation of its business; failure to comply with the terms of the loss sharing agreements with the FDIC or other regulatory agreements or orders may result in significant losses or regulatory sanctions, and Capital Bank is exposed to unrecoverable losses on the Failed Banks’ assets that it acquired.

In July 2010, Capital Bank purchased substantially all of the assets and assumed all of the deposits and certain other liabilities of the Failed Banks in FDIC-assisted transactions, and a material portion of its revenue is derived from such assets. Certain of the purchased assets are covered by the loss sharing agreements with the FDIC, which provide that the FDIC will bear 80% of losses on the covered loan assets acquired in the acquisition of the Failed Banks. Capital Bank is subject to audit by the FDIC at its discretion to ensure it is in compliance with the terms of these agreements. Capital Bank may experience difficulties in complying with the requirements of the loss sharing agreements, the terms of which are extensive and failure to comply with any of the terms could result in a specific asset or group of assets losing their loss sharing coverage.

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

In addition to the loss sharing agreements, in August 2010, Capital Bank entered into an Operating Agreement with the OCC (which we refer to as the “OCC Operating Agreement”), in connection with the acquisition of the Failed Banks. Capital Bank (and, with respect to certain provisions, the Company and CBF) is also subject to an Order of the FDIC, dated July 16, 2010 (which we refer to as the “FDIC Order”) issued in connection with the FDIC’s approval of CBF’s deposit insurance applications for the Failed Banks. The OCC Operating Agreement and the FDIC Order require that Capital Bank maintain various financial and capital ratios and require prior regulatory notice and consent to take certain actions in connection with operating the business and they restrict Capital Bank’s ability to pay dividends to CBF and the Company and to make changes to its capital structure. A failure by CBF or Capital Bank to comply with the requirements of the OCC Operating Agreement or the FDIC Order could subject CBF to regulatory sanctions; and failure to comply, or the objection, or imposition of additional conditions, by the OCC or the FDIC, in connection with any materials or information submitted thereunder, could prevent CBF from executing its business strategy and negatively impact our business, financial condition, liquidity and results of operations.

Any requested or required changes in how we determine the impact of loss share accounting on our financial information could have a material adverse effect on our reported results.

A material portion of our financial results is based on loss share accounting, which is subject to assumptions and judgments made by us, our accountants and the regulatory agencies to whom we report such information. Loss share accounting is a complex accounting methodology. If these assumptions are incorrect or the accountants or the regulatory agencies to whom we report require that management change or modify these assumptions, such change or modification could have a material adverse effect on our financial condition, operations or previously reported results. As such, any financial information generated through the use of loss share accounting is subject to modification or change. Any significant modification or change in such information could have a material adverse effect on our results of operations and our previously reported results.

Our financial information reflects the application of the acquisition method of accounting. Any change in the assumptions used in such methodology could have an adverse effect on our results of operations.

As a result of CBF’s recent acquisition of us, our financial results are heavily influenced by the application of the acquisition method of accounting. The acquisition method of accounting requires management to make assumptions regarding the assets purchased and liabilities assumed to determine their fair market value. Capital Bank’s interest income, interest expense and net interest margin (which were equal to $226.4 million, $32.8 million and 3.41%, respectively, for the year ended December 31, 2011) reflect the impact of accretion of the fair value adjustments made to the carrying amounts of interest earning assets and interest bearing liabilities and Capital Bank’s non-interest income (which totaled $40.7 million as of December 31, 2011) for periods subsequent to the acquisitions includes the effects of discount accretion and amortization of the FDIC indemnification asset. In addition, the balances of non-performing assets were significantly reduced by the adjustments to fair value recorded in conjunction with the relevant acquisition. If our assumptions are incorrect or the regulatory agencies to whom we report require that we change or modify assumptions, such change or modification could have a material adverse effect on our financial condition or results of operations or our previously reported results.

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

Recent economic and market developments and the potential for continued economic disruption present considerable risks to CBF and it is difficult to determine the depth and duration of the economic and financial market problems and the many ways in which they may impact CBF’s business in general. Any failure to manage such credit risks may materially adversely affect CBF’s business and its consolidated results of operations and financial condition.

A significant portion of Capital Bank’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt its business.

A significant portion of Capital Bank’s loan portfolio is secured by real estate. As of December 31, 2011, approximately 84% of Capital Bank’s loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A continued weakening of the real estate market in Capital Bank’s primary market areas could continue to result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on Capital Bank’s profitability and asset quality. If Capital Bank is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, its earnings and shareholders’ equity could be adversely affected.

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

As of December 31, 2011, C&D loans totaled $509.3 million (or 12% of Capital Bank’s total loan portfolio), of which $86.0 million was for construction and/or development of residential properties and $423.3 million was for construction/development of commercial properties. As of December 31, 2011, non-performing C&D loans covered under FDIC loss share agreements totaled $39.4 million and non-performing C&D loans not covered under FDIC loss share agreements totaled $94.9 million.

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

As of December 31, 2011, Capital Bank’s non-owner occupied commercial real estate loans totaled $903.9 million (or 21% of its total loan portfolio). As of December 31, 2011, non-performing non-owner occupied commercial real estate loans covered under FDIC loss share agreements totaled $15.3 million and non-performing non-owner occupied commercial real estate loans not covered under FDIC loss share agreements totaled $49.5 million.

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

As of December 31, 2011, Capital Bank’s commercial business loans totaled $1.4 billion (or 32% of its total loan portfolio). Of this amount, $902.8 million was secured by owner-occupied real estate and $465.8 million was secured by business assets. As of December 31, 2011, non-performing commercial business loans covered under FDIC loss share agreements totaled $29.8 million and non-performing commercial business loans not covered under FDIC loss share agreements totaled $67.7 million.

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

Lending money is a substantial part of Capital Bank’s business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;
•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•	the duration of the loan;
•	the discount on the loan at the time of acquisition;
•	the credit history of a particular borrower; and
•	changes in economic and industry conditions.

Non-performing loans covered under loss share agreements with the FDIC totaled $124.1 million, and Non-performing loans not covered under loss share agreements with the FDIC totaled $258.3 million as of December 31, 2011. Capital Bank maintains an allowance for loan losses with respect to loans it originates, which is a reserve established through a provision for loan losses charged to expense, which management believes is appropriate to provide for probable losses in Capital Bank’s loan portfolio. The amount of this allowance is determined by Capital Bank’s management team through periodic reviews. As of December 31, 2011, the allowance on loans covered by loss share agreements with the FDIC was $11.8 million, and the allowance on loans not covered by loss share agreements with the FDIC was $22.9 million. As of December 31, 2011, the ratio of Capital Bank’s allowance for loan losses to non-performing loans covered by loss share agreements with the FDIC was 9.5% and the ratio of its allowance for loan losses to non-performing loans not covered by loss share agreements with the FDIC was 8.9%.

The application of the acquisition method of accounting to CBF’s completed acquisitions impacted Capital Bank’s allowance for loan losses. Under the acquisition method of accounting, all loans were recorded in financial statements at their fair value at the time of their acquisition and the related allowance for loan loss was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into consideration estimated credit quality. Capital Bank may in the future determine that the estimates of fair value are too high, in which case Capital Bank would provide for additional loan losses associated with the acquired loans. As of December 31, 2011, the allowance for loan losses on purchased credit-impaired loan pools totaled $26.3 million, of which $11.8 million was related to loan pools covered by loss share agreements with the FDIC and $14.5 million was related to loan pools not covered by loss share agreements with the FDIC.

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

Capital Bank forecloses on and take title to the real estate serving as collateral for many of its loans as part of its business. Real estate owned by Capital Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. At December 31, 2011, Capital Bank had $168.8 million of OREO. Increased OREO balances have led to greater expenses as costs are incurred to manage and dispose of the properties. Capital Bank’s management expects that its earnings will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any further decrease in real estate market prices may lead to additional OREO write-downs, with a corresponding expense in Capital Bank’s statement of operations. Capital Bank’s management evaluates OREO properties periodically and writes down the carrying value of the properties if the results of such evaluations require it. The expenses associated with OREO and any further property write-downs could have a material adverse effect on Capital Bank’s financial condition and results of operations.

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

Delinquencies and defaults in residential mortgages have increased, creating a backlog in courts and an increase in industry scrutiny by regulators, as well as resulting in proposed new laws and regulations governing foreclosures. Such laws and regulations might restrict or delay Capital Bank’s ability to foreclose and collect payments for single family residential loans under the loss sharing agreements.

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

As of December 31, 2011, approximately 94% of Capital Bank’s investment securities portfolio was comprised of U.S. government agency and sponsored enterprises obligations, U.S. government agency and sponsored enterprises mortgage-backed securities and securities of municipalities. As of December 31, 2011, the fair value of Capital Bank’s investment securities portfolio was approximately $827.4 million. Factors beyond Capital Bank’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the credit markets. In addition, Capital Bank has historically taken a conservative investment posture, concentrating on government issuances of short duration. In the future, Capital Bank may seek to increase yields through more aggressive investment strategies, which may include a greater percentage of corporate issuances and structured credit products. Any of these mentioned factors, among others, could cause other-than-temporary impairments in future periods and result in a realized loss, which could have a material adverse effect on Capital Bank’s business. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers and the performance of the underlying collateral, Capital Bank may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on its financial condition and results of operations.

Capital Bank has a significant deferred tax asset that may not be fully realized in the future.

Capital Bank’s net deferred tax asset totaled $164.2 million as of December 31, 2011. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the periods prior to the expiration of the related net operating losses. If Capital Bank’s estimates and assumptions about future taxable income are not accurate, the value of its deferred tax asset may not be recoverable and may result in a valuation allowance that would impact the Bank’s earnings.

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

Capital Bank expects to depend on checking, savings and money market deposit account balances and other forms of customer deposits as its primary source of funding for the Bank’s lending activities. Capital Bank’s future growth will largely depend on its ability to retain and grow a strong deposit base. Because 43% of Capital Bank’s deposits as of December 31, 2011 were time deposits, it may prove harder to maintain and grow the Bank’s deposit base than would otherwise be the case. Capital Bank is also working to transition certain of its customers to lower cost traditional banking services as higher cost funding sources, such as high interest certificates of deposit, mature. There may be competitive pressures to pay higher interest rates on deposits, which could increase funding costs and compress net interest margins. Customers may not transition to lower yielding savings or investment products or continue their business with Capital Bank, which could adversely affect its operations. In addition, with recent concerns about bank failures, customers have become concerned about the extent to which their deposits are insured by the FDIC, particularly customers that may maintain deposits in excess of insured limits. Customers may withdraw deposits in an effort to ensure that the amount that they have on deposit with Capital Bank is fully insured and may place them in other institutions or make investments that are perceived as being more secure. Further, even if Capital Bank is able to grow and maintain its deposit base, the account and deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments (or similar products at other institutions that may provide a higher rate of return), Capital Bank could lose a relatively low cost source of funds, increasing its funding costs and reducing the Bank’s net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact Capital Bank’s growth strategy and results of operations.

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

Capital Bank’s ability to compete successfully depends on a number of factors, including:

•	the ability to develop, maintain and build upon long-term customer relationships based on quality service and high ethical standards;
•	the ability to attract and retain qualified employees to operate the Bank’s business effectively;
•	the ability to expand the Bank’s market position;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which the Bank introduces new products and services relative to its competitors;
•	customer satisfaction with the Bank’s level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken Capital Bank’s competitive position, which could adversely affect its growth and profitability, which, in turn, could harm the Bank’s business, financial condition and results of operations.

Capital Bank may be adversely affected by the soundness of other financial institutions

Capital Bank’s ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

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

•
the ability of its officers and other key employees to continue to implement and improve its operational, credit, financial, management and other internal risk controls and processes and its reporting systems and procedures in order to manage a growing number of client relationships;

•	to scale its technology platform;
•	to integrate its acquisitions and develop consistent policies throughout the various businesses; and
•	to manage a growing number of client relationships.

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

Capital Bank intends to complement and expand its business by pursuing strategic acquisitions of banks and other financial institutions. Generally, any acquisition of target financial institutions or assets by CBF or Capital Bank will require approval by, and cooperation from, a number of governmental regulatory agencies, possibly including the Federal Reserve, the OCC and the FDIC, as well as state banking regulators. In acting on such applications of approval, federal banking regulators consider, among other factors:

•	the effect of the acquisition on competition;
•	the financial condition and future prospects of the applicant and the banks involved;
•	the managerial resources of the applicant and the banks involved;
•	the convenience and needs of the community, including the record of performance under the Community Reinvestment Act (which we refer to as the “CRA”); and
•	the effectiveness of the applicant in combating money laundering activities.

Such regulators could deny an application based on the above criteria or other considerations or the regulatory approvals may not be granted on terms that are acceptable to CBF or Capital Bank. For example, Capital Bank could be required to sell branches as a condition to receiving regulatory approvals, and such a condition may not be acceptable to CBF or Capital Bank or may reduce the benefit of any acquisition.

The success of future transactions will depend on CBF’s ability to successfully identify and consummate transactions with target financial institutions that meet its investment criteria. Because of the significant competition for acquisition opportunities and the limited number of potential targets, CBF may not be able to successfully consummate acquisitions necessary to grow its business.

The success of future transactions will depend on CBF’s ability to successfully identify and consummate transactions with target financial institutions that meet its investment criteria. There are significant risks associated with CBF’s ability to identify and successfully consummate transactions with target financial institutions. There are a limited number of acquisition opportunities, and CBF expects to encounter intense competition from other banking organizations competing for acquisitions and also from other investment funds and entities looking to acquire financial institutions. Many of these entities are well established and have extensive experience in identifying and effecting acquisitions directly or through affiliates. Many of these competitors possess ongoing banking operations with greater technical, human and other resources than CBF and Capital Bank do, and CBF’s financial resources will be relatively limited when contrasted with those of many of these competitors. These organizations may be able to achieve greater cost savings through consolidating operations than CBF could. CBF’s ability to compete in acquiring certain sizable target institutions will be limited by its available financial resources. These inherent competitive limitations give others an advantage in pursuing the acquisition of certain target financial institutions. In addition, increased competition may drive up the prices for the types of acquisitions CBF intends to target, which would make the identification and successful consummation of acquisition opportunities more difficult. Competitors may be willing to pay more for target financial institutions than CBF believes are justified, which could result in CBF having to pay more for target financial institutions than it prefers or to forego target financial institutions. As a result of the foregoing, CBF may be unable to successfully identify and consummate future transactions to grow its business on commercially attractive terms, or at all.

Because the institutions CBF intends to acquire may have distressed assets, CBF may not be able to realize the value it predicts from these assets or make sufficient provision for future losses in the value of, or accurately estimate the future write-downs taken in respect of, these assets.

Delinquencies and losses in the loan portfolios and other assets of financial institutions that CBF acquires may exceed its initial forecasts developed during the due diligence investigation prior to acquiring those institutions. Even if CBF conducts extensive due diligence on an entity it decides to acquire, this diligence may not reveal all material issues that may affect a particular entity. The diligence process in FDIC-assisted transactions is also expedited due to the short acquisition timeline that is typical for these depository institutions. If, during the diligence process, CBF fails to identify issues specific to an entity or the environment in which the entity operates, CBF may be forced to later write down or write off assets, restructure its operations, or incur impairment or other charges that could result in other reporting losses. Any of these events could adversely affect the financial condition, liquidity, capital position and value of institutions CBF acquires and of CBF as a whole. If any of the foregoing adverse events occur with respect to one subsidiary, they may adversely affect other of CBF’s subsidiaries or the CBF as a whole. Current economic conditions have created an uncertain environment with respect to asset valuations and there is no certainty that CBF will be able to sell assets of target institutions if it determines it would be in its best interests to do so. The institutions CBF will target may have substantial amounts of asset classes for which there is currently limited or no marketability.

The success of future transactions will depend on CBF’s ability to successfully combine the target financial institution’s business with CBF’s existing banking business and, if CBF experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

The success of future transactions will depend, in part, on CBF’s ability to successfully combine the target financial institution’s business with its existing banking business. As with any acquisition involving financial institutions, there may be business disruptions that result in the loss of customers or cause customers to remove their accounts and move their business to competing banking institutions. It is possible that the integration process could result in additional expenses in connection with the integration processes and the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect Capital Bank’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts, including integration of the target financial institution’s systems into Capital Bank’s systems may divert the Bank’s management’s attention and resources, and CBF may be unable to develop, or experience prolonged delays in the development of, the systems necessary to operate its acquired banks, such as a financial reporting platform or a human resources reporting platform call center. If CBF experiences difficulties with the integration process, the anticipated benefits of any future transaction may not be realized fully or at all or may take longer to realize than expected. Additionally, CBF and Capital Bank may be unable to recognize synergies, operating efficiencies and/or expected benefits within expected timeframes within expected cost projections, or at all. CBF may also not be able to preserve the goodwill of the acquired financial institution.

Projected operating results for entities to be acquired by CBF may be inaccurate and may vary significantly from actual results.

CBF will generally establish the pricing of transactions and the capital structure of entities to be acquired on the basis of financial projections for such entities. In general, projected operating results will be based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed and the projected results may vary significantly from actual results. General economic, political and market conditions, which are not predictable, can have a material adverse impact on the reliability of such projections. In the event that the projections made in connection with CBF’s acquisitions, or future projections with respect to new acquisitions, are not accurate, such inaccuracies could materially and adversely affect Capital Bank’s business and CBF’s consolidated results of operations and financial condition.

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

Capital Bank is subject to extensive regulation and supervision that govern almost all aspects of its operations. Intended to protect customers, depositors, consumers, deposit insurance funds and the stability of the U.S. financial system, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the Company and Capital Bank’s business activities, limit the dividend or distributions that Capital Bank or the Company can pay, restrict the ability of institutions to guarantee Capital Bank’s debt and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in the Bank’s capital than GAAP. Compliance with laws and regulations can be difficult and costly and changes to laws and regulations often impose additional compliance costs. Capital Bank is currently facing increased regulation and supervision of the industry as a result of the financial crisis in the banking and financial markets. Such additional regulation and supervision may increase Capital Bank’s costs and limit its ability to pursue business opportunities. Further, the Company, CBF or Capital Bank’s failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Bank to restrictions on its business activities, fines and other penalties, any of which could adversely affect its results of operations, capital base and the price of CBF’s or the Company’s securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect Capital Bank’s business and financial condition.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection (which we refer to as the “Dodd-Frank Act”), which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on Capital Bank’s business are:

•	changes to regulatory capital requirements;
•	exclusion of hybrid securities, including trust preferred securities, issued on or after May 19, 2010 from Tier 1 capital;
•
creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which will oversee systemic risk, and the Consumer Financial Protection Bureau, which will develop and enforce rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;
•	changes to deposit insurance assessments;
•	regulation of debit interchange fees the Bank earns;
•	changes in retail banking regulations, including potential limitations on certain fees the Bank may charge; and
•	changes in regulation of consumer mortgage loan origination and risk retention.

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

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies in order to be implemented, some of which have been proposed by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until implementation. The changes resulting from the Dodd-Frank Act may impact the profitability of Capital Bank’s business activities, require changes to certain of its business practices, impose upon the Bank more stringent capital, liquidity and leverage requirements or otherwise adversely affect Capital Bank’s business. These changes may also require Capital Bank to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact Capital Bank’s results of operations and financial condition. While management cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on Capital Bank or the Company, these changes could be materially adverse to the Company, Capital Bank and CBF.

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

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company, and non-bank financial companies that are supervised by the Federal Reserve. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. In particular, bank holding companies, many of which have long relied on trust preferred securities as a component of their regulatory capital, will no longer be permitted to count trust preferred securities toward their Tier 1 capital. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to the Company, CBF and Capital Bank.

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

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (which we refer to as “OFAC”). If Capital Bank’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that CBF has already acquired or may acquire in the future are deficient, Capital Bank would be subject to liability, including fines and regulatory actions such as restrictions on its ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of its business plan, including its acquisition plans, which would negatively impact its business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for Capital Bank.

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

The Federal Reserve may require the Company or CBF and its other subsidiaries to commit capital resources to support Capital Bank.

The Federal Reserve, which examines the Company and CBF, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, the Company or CBF could be required to provide financial assistance to Capital Bank if it experiences financial distress.

A capital injection may be required at times when the Company or CBF do not have the resources to provide it, and therefore the Company or CBF may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

Stockholders may be deemed to be acting in concert or otherwise in control of Capital Bank, which could impose prior approval requirements and result in adverse regulatory consequences for such holders.

The Company and CBF are bank holding companies regulated by the Federal Reserve. Accordingly, acquisition of control of CBF or the Company (or a bank subsidiary) requires prior regulatory notice or approval. With certain limited exceptions, federal regulations prohibit potential investors from, directly or indirectly, acquiring ownership or control of, or the power to vote, more than 10% (more than 5% if the acquirer is a bank holding company) of any class of our voting securities, or obtaining the ability to control in any manner the election of a majority of directors or otherwise exercising a controlling influence over CBF or Capital Bank’s management or policies, without prior notice or application to, and approval of, the Federal Reserve under the Change in Bank Control Act or the Bank Holding Company Act of 1956, as amended (which we refer to as the “BHCA”). Any bank holding company or foreign bank with a U.S. presence also is required to obtain the approval of the Federal Reserve under the BHCA to acquire or retain more than 5% of the Company or CBF’s outstanding voting securities.

In addition to regulatory approvals, any stockholder deemed to “control” the Company or CBF for purposes of the BHCA would become subject to investment and activity restrictions and ongoing regulation and supervision. Any entity owning 25% or more of any class of the Company or CBF’s voting securities, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over the Company or CBF, may be subject to regulation as a “bank holding company” in accordance with the BHCA. In addition, such a holder may be required to divest 5% or more of the voting securities of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities.

Regulatory determination of “control” of a depository institution or holding company is based on all of the relevant facts and circumstances. In certain instances, stockholders may be determined to be “acting in concert” and their shares aggregated for purposes of determining control for purposes of the Change in Bank Control Act. “Acting in concert” generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. How this definition is applied in individual circumstances can vary among the various federal bank regulatory agencies and cannot always be predicted with certainty. Many factors can lead to a finding of acting in concert, including whether:

•	stockholders are commonly controlled or managed;
•	stockholders are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company;
•	the holders each own stock in a bank and are also management officials, controlling stockholders, partners or trustees of another company; or
•	both a holder and a controlling stockholder, partner, trustee or management official of the holder own equity in the bank or bank holding company.

The Company’s or CBF’s common stock owned by holders determined by a bank regulatory agency to be acting in concert would be aggregated for purposes of determining whether those holders have control of a bank or bank holding company for Change in Bank Control Act purposes. Because the control regulations under the Change in Bank Control Act and the BHCA are complex, potential investors should seek advice from qualified banking counsel before making an investment in the Company’s common stock.

Risks Related to CBF’s Common Stock Proposed to by Issues in the Merger

The market price of CBF’s Class A common stock could decline due to the large number of outstanding shares of its common stock eligible for future sale.

Sales of substantial amounts of CBF’s Class A common stock in the public market following the initial public offering or in future offerings, or the perception that these sales could occur, could cause the market price of CBF’s Class A common stock to decline. These sales could also make it more difficult for CBF to sell equity or equity-related securities in the future, at a time and place that CBF deems appropriate.

In addition, CBF intends to file a registration statement on Form S-8 under the Securities Act to register additional shares of Class A common stock for issuance under CBF’s 2010 Equity Incentive Plan. CBF may issue all of these shares without any action or approval by CBF’s stockholders and these shares once issued (including upon exercise of outstanding options) will be available for sale into the public market subject to the restrictions described above, if applicable to the holder. Any shares issued in connection with acquisitions, the exercise of stock options or otherwise would dilute the percentage ownership held by investors who acquire CBF’s shares in the merger.

If shares of CBF’s Class B non-voting common stock are converted into shares of Class A common stock, your voting power subsequent to the merger will be diluted.

Generally, holders of CBF’s Class B non-voting common stock have no voting power and have no right to participate in any meeting of stockholders or to have notice thereof. However, holders of Class B non-voting common stock that are converted into Class A common stock will have all the voting rights of the other holders of Class A common stock. Class B non-voting common stock is not convertible in the hands of the initial holder. However, a transferee unaffiliated with the initial holder that receives Class B non-voting common stock subsequent to transfer permitted by CBF’s certificate of incorporation may elect to convert each share of Class B non-voting common stock into one share of Class A common stock. Subsequent to the merger, upon conversion of any Class B non-voting common stock, your voting power will be diluted in proportion to the decrease in your ownership of the total outstanding Class A common stock.

The market price of CBF’s Class A common stock may be volatile, which could cause the value of an investment in CBF’s Class A common stock to decline.

The market price of CBF’s Class A common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

●	general market conditions;
●	domestic and international economic factors unrelated to CBF or Capital Bank’s performance;
●	actual or anticipated fluctuations in CBF or Capital Bank’s quarterly operating results;
●	changes in or failure to meet publicly disclosed expectations as to CBF or Capital Bank’s future financial performance;
●	downgrades in securities analysts’ estimates of CBF or Capital Bank’s financial performance or lack of research and reports by industry analysts;
●	changes in market valuations or earnings of similar companies;
●	any future sales of CBF’s common stock or other securities; and
●	additions or departures of key personnel.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of CBF’s Class A common stock. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against the Company or CBF could result in substantial costs, divert management’s attention and resources and harm our business or results of operations. For example, we are currently operating in, and have benefited from, a protracted period of historically low interest rates that will not be sustained indefinitely, and future fluctuations in interest rates could cause an increase in volatility of the market price of CBF’s Class A common stock.

CBF and the Company do not currently intend to pay dividends on shares of their common stock in the foreseeable future and the ability to pay dividends will be subject to restrictions under applicable banking laws and regulations.

CBF and the Company do not currently intend to pay cash dividends on their common stock in the foreseeable future. The payment of cash dividends in the future will be dependent upon various factors, including earnings, if any, cash balances, capital requirements and general financial condition. The payment of any dividends will be within the discretion of the then-existing Board of Directors. It is the present intention of the Boards of Directors of the Company and CBF to retain all earnings, if any, for use in business operations in the foreseeable future and, accordingly, the Boards of Directors do not currently anticipate declaring any dividends. Because CBF and the Company do not expect to pay cash dividends on their common stock for some time, any gains on an investment in CBF’s Class A common stock will be limited to the appreciation, if any, of the market value of the Class A common stock.

Banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends. Federal bank regulatory agencies have the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their business. The payment of dividends by CBF and the Company depending on their financial condition could be deemed an unsafe or unsound practice. The ability to pay dividends will directly depend on the ability of Capital Bank to pay dividends to us, which in turn will be restricted by the requirement that it maintains an adequate level of capital in accordance with requirements of its regulators and, in the future, can be expected to be further influenced by regulatory policies and capital guidelines. In addition, on August 24, 2010, Capital Bank entered into the OCC Operating Agreement, which in certain circumstances will restrict Capital Bank’s ability to pay dividends to us, to make changes to its capital structure and to make certain other business decisions.

Certain provisions of CBF’s  certificate of incorporation and the loss sharing agreements may have anti-takeover effects, which could limit the price investors might be willing to pay in the future for CBF’s common stock and could entrench management. In addition, Delaware law may inhibit takeovers of CBF and could limit CBF’s ability to engage in certain strategic transactions its Board of Directors believes would be in the best interests of stockholders.

CBF’s certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of CBF’s Board of Directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for CBF’s securities, including its Class A common stock.

The loss sharing agreements with the FDIC require that Capital Bank receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to CBF, Capital Bank or the Company’s stockholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the relevant loss sharing arrangement. Among other things, prior FDIC consent is required for (1) a merger or consolidation of CBF or its bank subsidiary with or into another company if CBF’s stockholders will own less than 66.66% of the combined company, (2) the sale of all or substantially all of the assets of any of  CBF’s bank subsidiary and (3) a sale of shares by a stockholder, or a group of related stockholders, that will effect a change in control of Capital Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% of any class of CBF’s voting securities where the presumption of control is not rebutted, or the acquisition by any person, acting directly or indirectly or through or in concert with one or more persons, of 25% or more of any class of CBF’s voting securities). If CBF or any stockholder desired to enter into any such transaction, the FDIC may not grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse effect on Capital Bank’s financial condition, results of operations and cash flows. In addition, statutes, regulations and policies that govern bank holding companies, including the BHCA, may restrict CBF’s ability to enter into certain transactions.

CBF is also subject to anti-takeover provisions under Delaware law. CBF has not opted out of Section 203 of the Delaware General Corporation Law (which we refer to as the “DGCL”), which, subject to certain exceptions, prohibits a public Delaware corporation from engaging in a business combination (as defined in such section) with an “interested stockholder” (defined generally as any person who beneficially owns 15% or more of the outstanding voting stock of such corporation or any person affiliated with such person) for a period of three years following the time that such stockholder became an interested stockholder, unless (1) prior to such time the board of directors of such corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder; (2) upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of such corporation at the time the transaction commenced (excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) the voting stock owned by directors who are also officers or held in employee benefit plans in which the employees do not have a confidential right to tender or vote stock held by the plan); or (3) on or subsequent to such time the business combination is approved by the board of directors of such corporation and authorized at a meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock of such corporation not owned by the interested stockholder.

Risks Related to Our Common Stock

CBF is a controlling shareholder and may have interests that differ from the interests of our other shareholders.

Upon completion of the Investment, CBF owned approximately 90% of the Company’s outstanding voting power. As a result, CBF will be able to control the election of our directors, determine our corporate and management policies and determine the outcome of any corporate transaction or other matter submitted to our shareholders for approval. Such transactions may include mergers and acquisitions (including the contemplated potential merger of the Company with and into CBF), sales of all or some of the Company’s assets (including sales of such assets to CBF and/or CBF’s other subsidiaries) or purchases of assets from CBF and/or CBF’s other subsidiaries, and other significant corporate transactions.

Five of our seven directors, our Chief Executive Officer, our Chief Financial Officer, and our Chief Risk Officer are affiliated with CBF. CBF also has sufficient voting power to amend our organizational documents. The interests of CBF may differ from those of our other shareholders, and it may take actions that advance its interests to the detriment of our other shareholders. Additionally, CBF is in the business of making investments in or acquiring financial institutions and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. CBF may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

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

The Company’s common stock is currently listed on the Nasdaq Global Select Market.  The Nasdaq generally requires a majority of directors to be independent and requires independent director oversight over the nominating and executive compensation functions.  However, under the rules applicable to the Nasdaq, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees.  The Company is a controlled company because CBF beneficially owns more than 50% of the Company’s outstanding voting stock.  Accordingly, the Company is exempt from certain corporate governance requirements and its shareholders may not have all the protections that these rules are intended to provide.

We may choose to voluntarily delist our common stock from NASDAQ or cease to be a reporting issuer under SEC rules.

We may choose to, or our majority shareholder CBF may cause us to, voluntarily delist from the NAsdaq Global Select Market. If we were to delist from Nasdaq, we may or may not list ourselves on another exchange, and may or may not be required to continue to file periodic and current reports and other information as a reporting issuer under SEC rules. A delisting of our common stock could negatively impact shareholders by reducing the liquidity and market price of our common stock, reducing information available about the Company on an ongoing basis and potentially reducing the number of investors willing to hold or acquire our common stock. In addition, if we were to delist from Nasdaq, we would no longer be subject to any of the corporate governance rules applicable to Nasdaq listed companies. See also “—As a controlled company, we are exempt from certain Nasdaq corporate governance requirements.”

Future issuance or sales of our common stock or other securities, will dilute the ownership interests of our existing shareholders and could depress the market price of our common stock.

In order to maintain our capital at desired levels or required regulatory levels, or to fund future growth, the Company Board may decide from time to time to issue additional shares of common stock, preferred stock or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute our shareholders’ ownership interest and the per share book value of our common stock. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

Resales of our common stock or other securities in the public market may cause the market price of our common stock to fall.

Sales of a substantial number of shares of our common stock in the public market by our shareholders (including CBF), or the perception that such sales are likely to occur, could cause the market price of our common stock to decline.  Pursuant to the Investment, we have agreed to provide customary registration rights for the shares of common stock issued to CBF and CBF can exercise those rights in order to sell additional shares of our common stock at its discretion.  We cannot predict the effect, if any, that future sales of our common stock in the market, or availability of shares of our common stock for sale in the market, will have on the market price of our common stock.  We therefore can give no assurance that sales of substantial amounts of our common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our ability to raise capital through sales of our common stock.

Market conditions and other factors may affect the value of our common stock.

The trading price of the shares of our common stock will depend on many factors, which may change from time to time, including the factors substantially similar to those identified above under “—The market price of CBF’s Class A common stock may be volatile, which could cause the value of an investment in CBF’s Class A common stock to decline.”

The trading volume in our common stock has been low and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

Our common stock is thinly traded. The average daily trading volume of our shares on The Nasdaq Global Select Market during 2011 was approximately 1,846 shares.  Thinly traded stock can be more volatile than stock trading in an active public market. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

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

We have supported our continued growth through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures.  At December 31, 2011, we had outstanding trust preferred securities and accompanying junior subordinated debentures with face values totaling $33.0 million.  Payments of the principal and interest on the trust preferred securities of these special purpose trusts are conditionally guaranteed by us.  Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. As discussed above, pursuant to the board resolution adopted on October 5, 2009, we began deferring interest payments on our junior subordinated debentures in October 2009.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

The Company’s executive offices are located at 599 9th Street North, Naples, Florida.  As discussed in Item 1, effective as of April 29, 2011, the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH National Bank. Subsequent to the merger, the Company began to account for its ownership in NAFH Bank under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. Due to the deconsolidation of the Bank during the second quarter of 2011, there are no properties that are operated by the Company.

The information set forth on page 14 of Item 1, “Business — Facilities and Real Estate” is incorporated herein by reference.

ITEM 3:  LEGAL PROCEEDINGS

While the Company and the Bank are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that at December 31, 2011 there were no proceedings threatened or pending against the Company or the Bank that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

ITEM 4: MINE SAFETY DISCLOUSURES

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market under the symbol “TIBB.”  As of December 31, 2011, there were 636 registered shareholders of record and 12,349,935 shares of our common stock outstanding. The share and per share amounts discussed throughout this document have been adjusted to account for the effects of 6 (six) 1% (one percent) stock dividends declared for shareholders of record on July 7, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009 and distributed July 17, 2008, October 10, 2008, January 10, 2009, April 10, 2009, July 10, 2009 and October 10, 2009, respectively and the effects of the 1 for 100 reverse stock split effective after the close of business on December 15, 2010.

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

The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock on the NASDAQ Global Select Market:

	2011		2010
(Quarter Ended)	High	Low	High	Low
March 31,	23.02	17.50	$172.00	$58.08
June 30,	19.70	11.00	192.00	45.00
September 30,	14.45	9.17	200.00	31.00
December 31,	10.82	8.51	48.00	19.34

We did not pay any cash dividends for the years ended December 31, 2010 and December 31, 2011.  Our ability to pay cash dividends to our shareholders is primarily dependent on the earnings of the Bank, as well as the dividend restrictions under the terms of our outstanding junior subordinated debentures. Payment of dividends by the Bank to us is also limited by dividend restrictions in capital requirements imposed by bank regulators.  Information regarding restrictions on the ability of the Bank to pay dividends to us is contained in Note 15 of the "Notes to Consolidated Financial Statements" contained in Item 8 hereof.

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

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Executive Compensation – Equity Compensation Plan Information” of our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

For the year ended December 31, 2011, we did not repurchase any shares of our common stock.

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

Total Return Performance
Index Value
125
100
75
50
25
0
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
TIB Financial Corp.
NASDAQ Composite
SNL Southeast Bank

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
TIB Financial Corp.	100.00	49.75	26.92	4.01	1.30	0.56
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Southeast Bank	100.00	75.33	30.50	30.62	29.73	17.39

ITEM 6:  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is derived from our audited Consolidated Financial Statements and from our records.  The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Balance Sheet Data and Ratios
As of December 31,
(Dollars and shares in thousands, except per share data)	Successor Company		Predecessor Company
	2011	2010	2009	2008	2007
Total assets	$204,623	$1,756,866	$1,705,407	$1,610,114	$1,444,739
Investment securities	-	418,092	250,339	225,770	160,357
Total loans	-	1,004,329	1,196,164	1,223,319	1,127,667
Allowance for loan losses	-	402	29,083	23,783	14,973
Deposits	-	1,367,025	1,369,384	1,135,668	1,049,958
Shareholders’ equity	177,378	176,750	55,518	121,114	96,240

Allowance for loan losses/total loans	NA	NM	2.43%	1.94%	1.33%
Allowance for loan losses/loans originated in Successor period	NA	1.76%	NA	NA	NA
Non-performing assets/total assets	NA	4.84%	5.71%	2.95%	1.88%
Non-performing loans/total loans	NA	5.61%	6.09%	3.25%	1.43%
Allowance for loan losses/non-performing loans	NA	NA	39.93%	59.79%	93.08%

Income Statement and Performance Data

(Dollars and shares in thousands, except per share data)	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest and dividend income	$21,146	$15,681	$52,317	$81,127	$88,164	$94,741
Interest expense	5,481	3,249	19,435	35,736	43,504	48,721
Net interest income	15,665	12,432	32,882	45,391	44,660	46,020
Provision for loan losses	621	402	29,697	42,256	28,239	9,657
Net interest income after provision for loan losses	15,044	12,030	3,185	3,135	16,421	36,363
Non-interest income *	8,626	2,710	9,326	14,110	784	1,362
Non-interest expense **	21,770	13,923	65,316	65,342	50,988	41,921
Income tax expense (benefit)***	(900)	257	-	13,451	(12,853)	(1,775)
Income (loss) before preferred allocation	2,800	560	(52,805)	(61,548)	(20,930)	(2,421)
Income from discontinued operations, net of taxes	-	-	-	-	-	-
Income earned by preferred shareholders and discount accretion	-	-	2,009	2,662	165	-
Gain on retirement of Series A preferred allocated to common shareholders	-	-	(24,276)	-	-	-
Net income (loss) allocated to common shareholders	$2,800	$560	$(30,538)	$(64,210)	$(21,095)	$(2,421)
Book value per common share ****	$14.36	$14.96	$15.18	$141.63	$592.09	$709.26

Basic earnings (loss) per common share from continuing operations	$0.23	$0.05	$(205.64)	$(433.27)	$(145.02)	$(18.54)
Basic earnings per common share from discontinued operations	-	-	-	-	-	-
Basic earnings (loss) per common share	$0.23	$0.05	$(205.64)	$(433.27)	$(145.02)	$(18.54)

Diluted earnings (loss) per common share from continuing operations	$0.23	$0.03	$(205.64)	$(433.27)	$(145.02)	$(18.54)
Diluted earnings per common share from discontinued operations	-	-	-	-	-	-
Diluted earnings (loss) per common share	$0.23	$0.03	$(205.64)	$(433.27)	$(145.02)	$(18.54)
Basic weighted average common equivalent shares outstanding	12,350	11,817	149	148	145	131
Diluted weighted average common equivalent shares outstanding	12,324	18,320	149	148	145	131
Dividends declared per common share	$-	$-	$-	$-	$0.0005	$0.0023
Return on average assets*****	0.40%	0.13%.	(3.16)%	(3.47)%	(1.36)%	(0.18)%
Return on average equity*****	1.55%	1.25%	(108.42)%	(53.92)%	(20.41)%	(2.52)%
Average equity/average assets	25.78%	10.19%	2.91%	6.44%	6.65%	6.99%
Net interest margin	3.08%	3.16%	2.84%	2.76%	3.10%	3.60%
Dividend payout ratio ******	NM	NM	NM	NM	NM	NM
Non-interest expense/tax equivalent net interest income and non-interest income from continuing operations	89.62%	91.76%	154.27%	109.47%	111.78%	87.86%

*
Non-interest income for 2009 and 2008 includes $5.1 million and $1.1 million of net gains on securities sold, respectively. Non-interest income for 2009, 2008 and 2007 includes charges related to the other than temporary impairment of investment securities of $763,000, $6.4 million and $5.7 million, respectively, as discussed in more detail in the "Investment Portfolio" section of management's discussion and analysis.

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

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Naples, Florida, TIB Financial Corp. is a financial services company with a 21% equity method investment in Capital Bank NA, a national banking association with approximately $6.5 billion in total assets and 143 full-service banking offices throughout southern Florida and the Florida Keys, North Carolina, South Carolina, Tennessee and Virginia. TIB Financial Corp. is also the parent company of Naples Capital Advisors, Inc., a registered investment advisor.

Capital Bank Financial Corp. Investment

On September 30, 2010, (the “Transaction Date”) the Company completed the issuance and sale to CBF of 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,666,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000,000. The consideration was comprised of approximately $162,840,000 in cash and approximately $12,160,000 in the form of a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by CBF converted into an aggregate of 4,666,667 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation (the “Articles of Incorporation”) to increase the number of authorized shares of Common Stock to 50,000,000. The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share.

As a result of the Investment and following the completion on January 18, 2011 of a rights offering, pursuant to which shareholders of the Company as of July 12, 2010 purchased 533,029 shares of Common Stock, CBF owns approximately 94% of the issued and outstanding voting power of the Company. Upon the completion of the Investment, R. Eugene Taylor (Chairman), Christopher G. Marshall, Peter N. Foss, William A. Hodges and R. Bruce Singletary were named to board of directors of the Company (the “Company Board”).  Mr. Howard Gutman and Mr. Brad Boaz, currently members of the Company Board, remained as such following the closing of the Investment. All other members of the board of directors of the Company resigned effective September 30, 2010.

Because of the controlling proportion of voting securities in the Company acquired by CBF, the Investment is considered an acquisition for accounting purposes and requires the application and push down of the acquisition method of accounting.  The accounting guidance for acquisition accounting requires that the assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date.  Any purchase price in excess of the net assets acquired is recorded as goodwill.

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

TIB Bank Merger with Capital Bank, NA

On April 29, 2011 (the “Merger Date”), the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, CBF, preceding the Merger. NAFH Bank was formed on July 16, 2010 in connection with the purchase and assumption of the operations of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”). Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and TIB Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank. Following the Merger, CBF was deemed to control NAFH Bank due to CBF’s 94% ownership interest in the Company and CBF’s direct ownership of the remaining 47% interest in NAFH Bank subsequent to the Merger. In addition, five of the Company’s seven directors, and the Company’s Chief Executive Officer, Chief Financial Officer and Chief Risk Officer are affiliated with CBF.  Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH Bank under the equity method of accounting.

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corp., an affiliated bank holding company in which CBF has an 83% ownership interest, was merged with and into NAFH Bank, with NAFH Bank as the surviving entity. In connection with the transaction, NAFH Bank also changed its name to Capital Bank, National Association.  On September 7, 2011, GreenBank, a wholly-owned subsidiary of Green Bankshares Inc., an affiliated bank holding company in which CBF has a 90% ownership interest, was merged with and into Capital Bank, NA.  Subsequently and as a result of those transactions, the Company’s ownership interest in Capital Bank, NA was reduced to approximately 21%.  At December 31, 2011, the Company’s net investment of $200.8 million in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA” which represented the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

As of December 31, 2011, following the mergers of TIB Bank, Capital Bank and GreenBank as discussed above, Capital Bank, NA had total assets of $6.5 billion, total deposits of $5.1 billion and shareholders’ equity of $939.8 million. As of December 31, 2011, following the mergers, Capital Bank, NA operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.

Potential Merger of TIB Financial Corp. and Capital Bank Financial Corp.

On September 1, 2011, CBF's Board of Directors approved and adopted a plan of merger. The plan of merger provides for the merger of TIB Financial Corp. with and into CBF, with CBF continuing as the surviving entity. In the merger, each share of TIB Financial Corp.’s common stock issued and outstanding immediately prior to the completion of the merger, except for shares for which appraisal rights are properly exercised and certain shares held by CBF or TIB Financial Corp., will be converted into the right to receive 0.7205 of a share of CBF Class A common stock. No fractional shares of Class A common stock will be issued in connection with the merger, and holders of TIB Financial Corp. common stock will be entitled to receive cash in lieu thereof.

Since CBF currently owns more than 90% of common stock of TIB Financial Corp., under Delaware and Florida law, no vote of our stockholders is required to complete the merger.

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

On September 22, 2010 the Federal Reserve Bank of Atlanta and the Company entered into a written agreement where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB. The Company submitted a written request to the FRB to authorize the payment of deferred and current interest payments through the next payment date and future interest payments when due as scheduled on the three trust preferred securities. On September 28, 2011, pursuant to receipt of the FRB’s approval, concurrent interest payments were made for each of the trust preferred securities and the Company began the process of exiting from the deferral period. On November 8, 2011, the FRB notified the Company that the Written Agreement was terminated effective April 30, 2011 given that TIB Bank was merged into Capital Bank and that the condition of the Company was subsequently upgraded.

NASDAQ Information

On July 7, 2010, the Company received a delisting notice from The NASDAQ Stock Market LLC, which was anticipated, due to the Company’s non-compliance with the NASDAQ’s $1.00 per share bid price requirement. The letter from the NASDAQ notified the Company that it was in violation of NASDAQ Marketplace Rule 5505 in that the bid price for its common stock was below the required listing standard and that its common stock would be delisted from the NASDAQ on July 16, 2010 unless the Company asked for a hearing before a NASDAQ Listing Qualifications Hearing Panel. This hearing was held on August 5, 2010. During the hearing the Company requested an extension to January 3, 2011 for the Company to demonstrate a closing bid price of $1.00 per share in accordance with the NASDAQ rules. The Company advised NASDAQ that the Company intended to call a special meeting of its shareholders following the closing of the Investment to approve the adoption of an amendment to the Company’s Restated Articles of Incorporation to affect a reverse stock split and thereby regain compliance with the listing rules. On September 2, 2010, the Company was advised by the NASDAQ that its request for an extension to January 3, 2011 was granted.  On December 15, 2010, the Company affected a 1 for 100 reverse stock split. Additionally, on January 18, 2011, the Company completed a Rights Offering through which 533,029 shares of the Company’s common stock were issued in exchange for approximately $8.0 million. As a result of these actions, the Company met the continued listing requirements for the NASDAQ Capital Market. Pursuant to our request the listing of the Company’s shares was transferred to the NASDAQ Capital Market effective upon the open of trading on January 27, 2011.

Performance Overview

Successor Company

The Company reported net income of $2.8 million for the year ended December 31, 2011. Basic and diluted income per common share was $0.23.  The most significant factor for 2011 was the Merger activity discussed above in the second quarter of 2011. The Company began to account for its ownership in Capital Bank, NA under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The net income includes the four months of the operations of TIB Bank from January 1, 2011 through April 29, 2011, the date of the merger and eight months of equity in income from investment in Capital Bank, NA from April 30, 2011 to December 31, 2011. The provision for loan losses of $621,000 recorded during 2011 reflects the allowance for loan losses established for loans originated subsequent to September 30, 2010.

The Company reported net income of $560,000 for the three months ended December 31, 2010. Basic and diluted income per common share was $0.05 and $0.03, respectively. The most significant factor for the 2010 net income was increases in net interest income due to the impact of the purchase accounting adjustments which revalued deposits and borrowings to yield market interest rates as of September 30, 2010. The provision for loan losses of $402,000 recorded reflects the allowance for loan losses established for loans originated subsequent to September 30, 2010. No net charge-offs or losses on the disposition of other real estate owned were recorded as credit losses experienced were incorporated in the net discounts recorded on loans and other real estate acquired as of September 30, 2010.

Predecessor Company

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

(Dollars in thousands)	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Net interest income	$15,665	$12,432	$32,882	$45,391
Provision for loan losses	(621)	(402)	(29,697)	(42,256)
Non-interest income (1)	4,530	2,710	6,557	8,629
Equity in income from investment in Capital Bank, NA	4,084	-	-	-
Life insurance gain	-	-	134	1,186
Investment securities gains	12	-	2,635	4,295
Non-interest expense (2)	(18,898)	(13,923)	(63,249)	(59,455)
Capital raise expense	-	-	(2,067)	-
Impairment charge	(2,872)	-	-	(5,887)
Income (loss) before income taxes	$1,900	$817	$(52,805)	(48,097)

Net income (loss) before income taxes excluding life insurance, capital raise expenses, investment securities gains, impairment charge	$4,760	$817	$(53,507)	$(47,691)

(1)
Non-interest income excludes gains on the conversion of life insurance policies covering a former employee and a former director,  investment securities gains and losses and equity income from investment in Capital Bank, NA .

(2)           Non-interest expense excludes capital raise costs and impairment charges.

Successor Company

Net interest income was $15.7 million for the year ended December 31, 2011. Net interest income for the twelve months ended December 31, 2011 was significantly impacted by the Merger discussed above. Accordingly, as a result of the deconsolidation of the Bank, net interest income includes only four months of the operations of TIB Bank and twelve months of interest expense on the Company’s trust preferred securities. Net interest income was $12.4 million for the three months ended December 31, 2010 and was significantly impacted by the purchase accounting adjustments to the interest earning assets and interest bearing liabilities.  Additionally, the high level of cash and highly liquid investment securities maintained during the three months ended December 31, 2010, had an unfavorable impact on the margin and the overall yield on earning assets was unfavorably impacted.

Predecessor Company

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

Successor Company

Non-interest income for the year ended December 31, 2011 was $8.6 million which includes the four months of the operations of TIB Bank, eight months of equity in income from investment in Capital Bank, NA and twelve months of operations of Naples Capital Advisors, Inc. Non-interest income for the three months ended December 31, 2010 was $2.7 million.

Predecessor Company

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

Successor Company

Non-interest expense for the year ended December 31, 2011 was $21.8 million includes the four months of the operations of TIB Bank, twelve months of operations of Naples Capital Advisors, Inc. and the operations of the Company.  During 2011, the Company’s registered investment advisor, Naples Capital Advisors, Inc. experienced a decrease in assets under advisement following the departure of certain employees leading to a $2.9 million customer relationship intangible impairment.  Non-interest expense for the three months ended December 31, 2010 was $13.9 million.  FDIC insurance continued to remain elevated due to higher deposit insurance premiums in 2010.

Predecessor Company

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

Successor Company

Due to the Merger, the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Total assets were $204.6 million as of December 31, 2011.  Total assets were $1.76 billion as of December 31, 2010.  Total loans were $1.00 billion as of December 31, 2010.  Due to the application of the acquisition method of accounting, loans were recorded at their fair value at September 30, 2010.

As of December 31, 2010, the allowance for loan losses totaled $402,000. The allowance represents allowance for loan losses established for loans originated subsequent to September 30, 2010.

Economic and Operating Environment Overview

We are operating in an environment characterized by a slow-paced economic recovery with ongoing pressure on employment and property values and continued dislocations in the banking industry. In our local markets the economic recovery is slower than the nation evidenced by the higher than average unemployment rate of 9.9% in Florida and North Carolina, 9.5% in South Carolina, and 8.7% in Tennessee during December 2011. Although the aforementioned states unemployment rates at the end of 2011 have decreased from their 2010 rates, they are higher than the federal rate of 8.5%. South Florida continues to suffer from elevated unemployment and continued pressure on home prices, which have declined 1.95% in the fourth quarter of 2011, as measured by S&P/Case-Shiller Home Prices Indices. North Carolina, South Carolina, and Tennessee are also experiencing employment and home price pressure, although not as severe as South Florida.

In response to the continuing economic stress, the Federal Reserve maintained an accommodating monetary policy through open market transactions and maintained the targeted fed funds rate at 0% to 0.25% throughout 2011.  Accordingly, the prime rate remained at 3.25% during the year.

We experience competition from both large regional banks and small community banks, but are nonetheless finding opportunities to originate high-quality loans and to grow low-cost customer deposits, consistent with our operating strategy. Large numbers of banks in our markets continue to struggle with weak capital levels, credit quality and earnings performance, and many are subject to regulatory orders.

Analysis of Financial Condition

Total assets at December 31, 2011 were $204.6 million.  As discussed above, due to the Merger, the Company began to account for its ownership in Capital Bank, NA under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet.

Total assets at December 31, 2010, were $1.76 billion. Total loans at December 31, 2010 were $1.00 billion. Due to the application of the acquisition method of accounting, loans were recorded at their fair value at September 30, 2010.

Total deposits were $1.37 billion at December 31, 2010.

 At December 31, 2011, trust preferred securities, had a carrying value of $23.2 million, and a notional value of $33.0 million which was comparable to the balance at December 31, 2010. Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advanced and short-term borrowings, totaled $178.3 million at December 31, 2010.

Shareholders’ equity totaled $177.4 million at December 31, 2011, increasing $628,000 from $176.8 million at December 31, 2010.

Results of Operations

Net income

Successor Company

Twelve months ended December 31, 2011:

The Company reported net income of $2.8 million for the twelve months ended December 31, 2011 which includes four months of the operations of TIB Bank, eight months of equity in income from investment in Capital Bank, NA and twelve months of operations of Naples Capital Advisors, Inc.  Basic and diluted income per common share was $0.23.  Net income includes interest expense of $1.9 million for the twelve months ended December 31, 2011 related to trust preferred securities. The provision for loan losses of $621,000 recorded reflects the allowance for loan losses established for loans originated subsequent to September 30, 2010. No net charge-offs or losses on the disposition of other real estate owned were recorded as credit losses experienced were incorporated in the net discounts recorded on loans and other real estate acquired as of September 30, 2010.

The return on average assets for the twelve months ended December 31, 2011 was 0.40%.  On the same basis, the return on average shareholders’ equity was 1.55% for the same period of 2011.

Three months ended December 31, 2010:

The Company reported net income of $560,000 for the three months ended December 31, 2010. Basic and diluted income per common share was $0.05 and $0.03, respectively.  Increases in net interest income are primarily due to the impact of the purchase accounting adjustments which revalued market deposits and borrowings to yield market interest rates as of September 30, 2010. The provision for loan losses of $402,000 recorded reflects the allowance for loan losses established for loans originated subsequent to September 30, 2010. No net charge-offs or losses on the disposition of other real estate owned were recorded as credit losses experienced were incorporated in the net discounts recorded on loans and other real estate acquired as of September 30, 2010.

The return on average assets for the three months ended December 31, 2010 was 0.13%.  On the same basis, the return on average shareholders’ equity was 1.25% for the same period of 2010.

Predecessor Company

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

Twelve months ended December 31, 2009:

The net loss for the twelve months ended December 31, 2009 was $61.5 million.  Basic and diluted loss per common share was $433.27.

The loss on average assets for 2009 was 3.47% and the loss on average shareholders’ equity was 53.92%.

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

Net interest income

Net Interest income in 2011 was significantly impacted by the Merger discussed above. Accordingly, as a result of the deconsolidation of the Bank, interest-bearing liabilities which consisted of trust preferred securities significantly exceeded interest-earning assets, thus creating negative net interest income and a negative net interest margin in periods subsequent to the Merger.

Net interest income was the largest component of our income, and was affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets included loans, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits in other banks and investment securities.  Our interest-bearing liabilities included deposits, federal funds purchased, subordinated debentures, advances from the FHLB and other short term borrowings.

Rate and volume variance analyses allocate the change in interest income and interest expense between that which is due to changes in the rate earned or paid for specific categories of assets and liabilities and that which is due to changes in the average balance between two periods.  Because of the purchase accounting adjustments and the Merger, the amounts for twelve months ended December 31, 2011, three months ended December 31, 2010, nine months ended September 30, 2010 and twelve months ended December 31, 2009 are not comparable.

Successor Company

Twelve months ended December 31, 2011:

Net interest income was $15.7 million for the twelve months ended December 31, 2011. Due to the Merger discussed above, net interest income includes only four months of the operating results of TIB Bank. Accordingly, as a result of the deconsolidation of the Bank, the reported average balances of interest earning assets and liabilities along with interest income and expense for the period decreased significantly. Net interest income was also impacted by the purchase accounting adjustments required as a result of the Investment.  Because of the accretion of discounts and premiums established by re-valuing the assets and liabilities to their fair values as of September 30, 2010, the rates at which interest income and expense are accrued changed from prior periods irrespective of whether market rates or contractual rates changed. The net interest margin for the twelve months ended December 31, 2011 was to 3.08%.

Three months ended December 31, 2010:

Net interest income was $12.4 million for the three months ended December 31, 2010 while the net interest margin was 3.16%.  The net interest income was significantly impacted by the purchase accounting adjustments to the interest earning assets and interest bearing liabilities.  Because of the accretion of new discounts and premiums established by re-valuing the assets and liabilities to their fair value as of September 30, 2010, the rates at which interest income and expense are accrued changed from prior periods irrespective of whether market rates or contractual rates changed.  Due to the continued favorable repricing of deposit liabilities coupled with the purchase accounting adjustments the net interest margin increased to 3.16%. Additionally, the high level of cash and highly liquid investment securities maintained during the three months ended December 31, 2010, while available to be redeployed to fund higher yielding assets as such opportunities arise, have an unfavorable impact on the margin and the overall yield on earning assets is unfavorably impacted these lower yielding assets.

Predecessor Company

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

Twelve months ended 2009:

Net interest income was $45.4 million for the year ended December 31, 2009. The increase in this period from prior periods was due to the significant increase in interest earning assets and interest bearing liabilities as a result of the assumption of the Riverside deposits and investment of the proceeds and the growth of the Company.  The net interest margin was 2.76%.

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

The decrease in interest and dividend income was mainly attributable to decreased average rates on loan balances and investment securities due primarily to the 400 basis point decrease in prime rate and the significant decline in other interest rates combined with a higher level of non-performing loans.  Partially offsetting this decline were decreases in the interest cost of transaction accounts, time deposits and borrowings due to decreases in deposit interest rates paid and other market interest rates.  Increases in balances and changes in product mix, favoring higher yielding products, led to an increase in interest expense on savings deposits.

The following table presents the average balances and yields for interest earning assets and interest bearing liabilities for the year ended December 31, 2011.

Average Balance Sheet

	2011
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$334,344	$17,777	5.32%
Investment securities (2)	133,931	3,267	2.44%
Interest bearing deposits in other banks	38,509	113	0.29%
FHLB stock	3,077	31	1.01%
Total interest-earning assets	509,861	21,188	4.16%

Non-interest earning assets:
Cash and due from banks	8,380
Premises and equipment, net	14,121
Equity method investment in Capital Bank, NA	133,074
Other assets	37,011
Total non-interest earning assets	192,586
Total Assets	$702,447

Interest bearing liabilities:
Interest bearing deposits:
Time deposits	$207,725	$2,367	1.14%
Money market	67,691	497	0.73%
NOW accounts	58,281	181	0.31%
Savings deposits	34,776	231	0.66%
Total interest-bearing deposits	368,473	3,276	0.89%

Short-term borrowings and FHLB advances	55,809	320	0.57%
Long-term borrowings	23,021	1,885	8.19%
Total interest bearing liabilities	447,303	5,481	1.23%

Non-interest bearing liabilities and shareholders’ equity:
Demand deposits	69,517
Other liabilities	4,532
Shareholders’ equity	181,095
Total non-interest bearing liabilities and shareholders’ equity	255,144
Total liabilities and shareholders’ equity	$702,447
Interest rate spread			2.93%
Net interest income		$15,707
Net interest margin (3)			3.08%

__________
(1)	Average loans include non-performing loans.
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

	Successor Company			Predecessor Company
	Three Months Ended December 31, 2010			Nine Months Ended September 30, 2010
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,010,946	$13,722	5.39%	$1,131,509	$45,532	5.38%
Investment securities (2)	380,126	1,876	1.96%	301,584	6,687	2.96%
Interest-bearing deposits in other banks	162,159	103	0.25%	108,712	204	0.25%
Federal Home Loan Bank stock	9,572	11	0.46%	10,278	26	0.34%
Federal funds sold and securities sold under agreements to resell	-	-	0.00%	4	-	0.00%
Total interest-earning assets	1,562,803	15,712	3.99%	1,552,087	52,449	4.52%

Non-interest-earning assets:
Cash and due from banks	22,608			22,070
Premises and equipment, net	43,521			47,711
Other assets	125,973			50,448
Total non-interest-earning assets	192,102			120,229
Total assets	$1,754,905			$1,672,316

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$732,516	$1,866	1.01%	$708,892	$11,391	2.15%
Money market	184,597	411	0.88%	185,821	1,460	1.05%
NOW accounts	172,519	137	0.32%	201,570	534	0.35%
Savings deposits	75,796	128	0.67%	78,661	418	0.71%
Total interest-bearing deposits	1,165,428	2,542	0.87%	1,174,944	13,803	1.57%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	175,503	248	0.56%	190,912	3,659	2.56%
Long-term borrowings	31,516	459	5.78%	61,681	1,973	4.28%
Total interest-bearing liabilities	1,372,447	3,249	0.94%	1,427,537	19,435	1.82%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	189,566			182,073
Other liabilities	14,092			14,002
Shareholders’ equity	178,800			48,704
Total non-interest-bearing liabilities and shareholders’ equity	382,458			244,779
Total liabilities and shareholders’ equity	$1,754,905			$1,672,316

Interest rate spread (tax equivalent basis)			3.05%			2.70%
Net interest income (tax equivalent basis)		$12,463			$33,014
Net interest margin (3) (tax equivalent basis)			3.16%			2.84%
_______
(1)	Average loans include non-performing loans.
(2)
Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The following table presents the average balances and yields for interest earning assets and interest bearing liabilities for the year ended December 31, 2009.

Average Balance Sheet

Predecessor Company	2009
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$1,225,804	$68,960	5.63%
Investment securities (2)	327,963	12,071	3.68%
Money Market Mutual Funds	31,277	132	0.42%
Interest bearing deposits in other banks	50,947	124	0.24%
FHLB stock	10,771	24	0.23%
Federal funds sold/Repo	2,940	5	0.17%
Total interest-earning assets	1,649,702	81,316	4.93%

Non-interest earning assets:
Cash and due from banks	30,182
Premises and equipment, net	39,759
Other assets	53,161
Total non-interest earning assets	123,102
Total Assets	$1,772,804

Interest bearing liabilities:
Interest bearing deposits:
Time deposits	$696,606	$21,452	3.08%
Money market	196,469	2,817	1.43%
NOW accounts	182,398	1,235	0.68%
Savings deposits	116,956	2,142	1.83%
Total interest-bearing deposits	1,192,429	27,646	2.32%

Short-term borrowings and FHLB advances	212,585	5,303	2.49%
Long-term borrowings	63,000	2,787	4.42%
Total interest bearing liabilities	1,468,014	35,736	2.43%

Non-interest bearing liabilities and shareholders’ equity:
Demand deposits	173,083
Other liabilities	17,557
Shareholders’ equity	114,150
Total non-interest bearing liabilities and shareholders’ equity	304,790
Total liabilities and shareholders’ equity	$1,772,804
Interest rate spread			2.50%
Net interest income		$45,580
Net interest margin (3)			2.76%

__________
(4)	Average loans include non-performing loans. Interest on loans includes loan fees of $498.
(5)
Interest income and rates include the effects of a tax equivalent adjustment using applicable Federal tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.

(6)	Net interest margin is net interest income divided by average total interest-earning assets.

Changes in net interest income

The Company is unable to provide an analysis of the changes in net interest income due to volume and rate changes because there are no comparable periods, as the periods required to be presented are being of different lengths due to the Merger discussed above and due to the investment by CBF.

Non-interest income

The following table presents the principal components of non-interest income for the year ended December 31, 2011, for the three months ended December 31, 2010, for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

(Dollars in thousands)	Successor company		Predecessor company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Equity in income from investment in Capital Bank, NA	$4,084	$-	$-	$-
Investment advisory and trust fees	1,293	354	948	997
Service charges on deposit accounts	1,070	864	2,585	4,165
Other	951	547	682	698
Debit card income	559	386	1,101	1,066
Fees on mortgage loans sold	498	449	1,219	1,143
Earnings on bank owned life insurance policies	159	110	354	546
Investment securities gains (losses), net	12	-	2,635	4,295
Loss on sale of indirect auto loans	-	-	(344)	-
Life insurance gain	-	-	134	1,186
Gain on sale of assets	-	-	12	14
Total non-interest income	$8,626	$2,710	$9,326	$14,110

The Company is unable to provide a comparable analysis in this discussion of non-interest income because there are no comparable periods presented due to the Merger and investment by CBF discussed above.

Successor Company

Twelve months ended December 31, 2011:

The non-interest income for the twelve months ended December 31, 2011 includes only four months of the operations of TIB Bank and eight months of equity in income from investment in Capital Bank, NA of $4.1 million, net of tax. Investment advisory fees of $1.3 million were earned by NCA during the period. Prior to the Merger, the Bank earned fees of $498,000 from the origination and sale of $23.5 million of residential mortgages in the secondary market. Additionally, the Company recorded $700,000 of management fee income pursuant to a third party reliance agreement which covered services provided by TIB Bank employees on behalf of the Company’s affiliate, NAFH Bank prior to the Merger.

Three months ended December 31, 2010:

During the three months ended December 31, 2010, fees from the origination and sale of $23.0 million of residential mortgages in the secondary market were $449,000.  Investment advisory fees of $354,000 were earned during the quarter through NCA.

Predecessor Company

Nine months ended September 30, 2010:

During the nine months ended September 30, 2010, investment security gains of $2.6 million were realized on the sale of $208.6 million of available for sale securities.  Fees from the origination and sale of $48.2 million of residential mortgages in the secondary market were $1.2 million.  Investment advisory fees of $948,000 were earned by NCA during the period.  An insurance gain of $134,000 was recognized on a bank owned life insurance policy and a $344,000 loss was recorded on the sale of $20.1 million of indirect auto loans during the first quarter of 2010.

Twelve months ended December 31, 2009:

During the year ended December 31, 2009, investment security gains of $4.3 million were realized on the sale of $525.4 million of available for sale securities. A gain of $1.2 million was recognized resulting from the death benefit received from a bank owned life insurance policy covering a former employee. Investment advisory fees of $997,000 were earned by NCA during the period.  Fees from the origination and sale of $57.8 million of residential mortgages in the secondary market were $1.1 million.

Non-interest expenses

The following table presents the principal components of non-interest expense for the year ended December 31, 2011, for the three months ended December 31, 2010, for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

(Dollars in thousands)	Successor company		Predecessor company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Salary and employee benefits	$9,009	$6,632	$19,859	$28,594
Net occupancy and equipment expense	2,760	2,051	6,948	9,442
Impairment expense	2,872	-	-	5,887
Accounting, legal, and other professional	1,995	856	2,866	3,271
FDIC and state assessments	1,278	1,184	3,515	3,163
Amortization of intangibles	733	364	1,168	1,430
Computer services	628	849	2,022	2,708
Foreclosed asset related expense	565	536	21,687	3,149
Insurance, non-building	531	447	1,171	870
Other operating expenses	527	310	1,859	2,945
Postage, courier and armored car	378	260	823	1,084
Marketing and community relations	267	258	860	1,128
Operating supplies	176	128	402	716
Special FDIC assessment	-	-	-	800
Operational charge-offs	51	48	69	155
Capital Raise Expense	-	-	2,067	-
Total non-interest expenses	$21,770	$13,923	$65,316	$65,342

The Company is unable to provide a comparable analysis in this discussion of non-interest expense because there are no comparable periods due to the Merger discussed above.

Successor Company

Twelve months ended December 31, 2011:

Non-interest expense for the twelve months ended December 31, 2011 includes only four months of the operations of TIB Bank. The Company’s registered investment advisor, Naples Capital Advisors, Inc. experienced a decrease in assets under advisement following the departure of certain employees, leading to the $2.9 million customer relationship intangible impairment recorded in 2011. Due to the Investment, the corresponding improvement in our financial condition and capital position and the Merger, the rate paid for FDIC insurance costs declined. Foreclosed asset related expenses of $565,000 includes OREO workout related expenses along with ownership costs such as real estate taxes, insurance, and other costs to own and maintain the properties and were reduced by net gains on the sale of OREO of approximately $121,000.  Non-interest expense also includes management fee expense related to services provided to the Company by employees of Capital Bank, NA of $214,000 and $106,000 of professional fees associated with the bank mergers and the Company’s potential merger with and into CBF.

Three months ended December 31, 2010:

During the three months ended December 31, 2010, non-interest expense included foreclosed asset related expenses of $536,000 which includes OREO workout related expenses along with ownership costs such as real estate taxes, insurance, and other costs to own and maintain the properties and FDIC insurance costs of $1.2 million.

Predecessor Company

Nine months ended September 30, 2010:

For the nine months ended September 30, 2010, OREO valuation adjustments and related expenses were $21.7 million. Of this amount, $19.1 million related to OREO valuation adjustments reflecting the decline in real estate values determined by updated appraisals, comparable sales and local market trends in asking prices and data from recent closed transactions.  Other OREO operating and ownership expenses were $2.6 million. Such costs include real estate taxes, insurance and other costs to own and maintain the properties.  Stock based compensation expense of $561,000 related to the accelerated vesting of stock options and restricted stock due to the closing of the Investment on September 30, 2010. FDIC insurance costs of $3.5 million related to higher deposit insurance premium rates in effect since the second quarter of 2010.  Capital raise expense of $2.1 million related to our capital raising initiatives and the termination of a related consulting agreement.

Twelve months ended December 31, 2009:

During the year ended December 31, 2009, the Company recorded a goodwill impairment charge of $5.9 million and a one-time special FDIC assessment of $800,000.  Foreclosed asset related expenses of $3.1 million during 2009 included approximately $1.8 million of valuation adjustments on nine properties due to the decline in real estate values reflected in updated appraisals as well as net losses of $168,000 recognized on the sales of thirteen properties. Legal and professional fees of $3.3 million included legal fees incurred in managing and resolving non-performing loans and assets. Other operating expense included $223,000 of information system conversion costs related to The Bank of Venice merger.

Provision for income taxes

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The effective income tax rate for the year ended December 31, 2011 was (47)%. Due to the Merger discussed above, the deconsolidation of TIB Bank and the equity method of accounting for the Company’s investment in Capital Bank, NA, the effective tax rate reflected in the current period was lower than the statutory tax rate. As the equity in income from investment in Capital Bank, NA is net of income tax expense, such earnings are treated as a permanent difference and are not included in taxable income. Excluding the impact of the equity method earnings from Capital Bank, NA, the effective income tax rate for the year ended December 31, 2011 would have been approximately 36%. As of December 31, 2011, management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time of the analysis, concluded that a valuation allowance was not necessary.

The effective income tax rate for the three months ended December 31, 2010 was 31%. No tax benefit was recorded during the nine months ended September 30, 2010 due to an offsetting increase in the valuation allowance against deferred taxes. The effective income tax rate for the year ended December 31, 2009 was (28%).  The income tax expense reported during 2009 was due to the recognition of a full valuation allowance against our deferred tax assets as of December 31, 2009, of which $30.4 million was recorded as income tax expense and the $1.2 million relating to unrealized losses on available for sale securities was recorded as an adjustment to equity through accumulated other comprehensive income.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses we had incurred prior to the Investment by CBF coupled with the expectation as of December 31, 2009 that our future realization of deferred taxes will be limited as a result of a planned capital offering. These factors represent the most significant negative evidence that management considered in concluding that a full valuation allowance was necessary at December 31, 2009.  Excluding the impact of the valuation allowance, the effective tax benefit would have been approximately 35% for 2009. This benefit was reduced by the impairment charge recorded against non-deductible goodwill which was partially offset by the impact of a non-taxable gain resulting from the receipt of proceeds from a life insurance policy covering a former employee.

Our future effective income tax rate will fluctuate based on the amount of the equity in income from our investment in Capital Bank, NA and our overall level of taxable income. See Notes 1 and 13 of our consolidated financial statements for additional information about the calculation of income tax expense and the various components thereof. Additionally, there were no unrecognized tax benefits at December 31, 2011, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Loan Portfolio

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no loans were reported on the Company’s consolidated balance sheet as of December 31, 2011. Total loans were $1.00 billion at the end of 2010.  As of December 31, 2010, real estate mortgage loans consisted of, commercial real estate mortgage loans of $600.4 million, residential loans of $225.9 million, construction and vacant land of $38.9, commercial and agricultural loans of $72.7 million. The indirect auto portfolio was $28.0 million at December 31, 2010.  The balance of outstanding indirect loans declined in 2010 primarily due to an asset sale in March of 2010 of $20.1 million.

The following table presents the composition our loan portfolio at December 31:

(Dollars in thousands)	Successor Company	Predecessor Company
	2010	2009	2008	2007
Real estate mortgage loans:
Commercial	$600,372	$680,409	$658,516	$612,084
Residential	225,850	236,945	205,062	112,138
Farmland	12,083	13,866	13,441	11,361
Construction and vacant land	38,956	97,424	147,309	168,595
Commercial and agricultural loans	60,642	69,246	71,352	72,076
Indirect auto loans	28,038	50,137	82,028	117,439
Home equity loans	29,658	37,947	34,062	21,820
Other consumer loans	8,730	10,190	11,549	12,154
Subtotal	1,004,329	1,196,164	1,223,319	1,127,667
Less: deferred loan costs (fees)	301	1,352	1,656	1,489
Less: allowance for loan losses	(402)	(29,083)	(23,783)	(14,973)
Net loans	$1,004,228	$1,168,433	$1,201,192	$1,114,183

Two of the most significant components of the loan portfolio are commercial real estate and construction and vacant land. The following charts illustrate the composition of these portfolios as of December 31:

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

Allowance and Provision for Loan Losses

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no allowance for loan losses was reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

Due to the closing of the Investment on September 30, 2010, which resulted in their ownership of approximately 99% of the Company, immediately following the Investment, significant preliminary accounting adjustments were recorded resulting in the Company’s balance sheet being revalued to fair value. The most significant adjustments related to loans which previously were recorded based upon their contractual amounts and were adjusted to reflect September 30, 2010 estimated fair values. During the nine months of 2010, prior to the application of adjustments related to the application of the acquisition method of accounting, the provision for loan losses reflected increases in the amount of required valuation allowances on impaired loans.  The allowance for loan losses had increased due primarily to the impact of recent historical charge-off experience on the factors used in estimating the allowance for loan losses. Partially offsetting the impact of historical loss rate factors used in estimating the provision for loan losses were overall declines in loan balances outstanding, declines in loans classified as impaired and changes in the mix of loan types. As of September 30, 2010, due to the application of the acquisition method of accounting loans were recorded at fair value and no allowance for loan losses was required. The provision for loan losses at December 31, 2011 and 2010 reflects the allowance for loan losses established for loans originated subsequent to September 30, 2010.

The provision for loan losses is a charge to income in the current period to replenish the allowance and maintain it at a level that management has determined to be adequate to absorb estimated incurred losses in the loan portfolio.  Our provision for loan losses was $621,000 for the twelve months ended December 31, 2011 and $402,000 for the three months ended December 31, 2010 (Successor Company); $29.7 million for the nine months ended September 30, 2010 (Predecessor Company). The provision for loan losses was impacted by many factors including changes in the value of real estate collateralizing loans, net charge-offs, the decline in loans outstanding, the decline in impaired loans, historical loss rates and the mix of loan types.  The higher provision for loan losses in 2010 and 2009 was primarily attributable to the national and local market economic recession and the continued financial challenges of our consumer and commercial customers as well as the increase in our nonperforming loans, delinquencies and charge-offs. Net charge-offs were $26.4 million, or 2.33% of average loans during the first nine months of 2010, and $37.0 million or 3.01% of average loans as of December 31, 2009.

Changes affecting the allowance for loan losses are summarized below:

(Dollars in thousands)	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Balance at beginning of period	$402	$-	$29,083	$23,783	$14,973	$9,581

Charge-offs:
Real estate mortgage loans:
Commercial	-	-	9,851	10,418	1,577	118
Residential	-	-	3,151	3,815	1,897	63
Construction and vacant land	-	-	8,062	11,967	4,324	1,251
Commercial and agricultural loans	-	-	3,527	3,028	587	278
Indirect auto loans	24	-	2,120	7,292	10,674	3,110
Home equity loans	-	-	682	504	270	331
Other consumer loans	-	-	39	242	180	51
Total charge-offs	24	-	27,432	37,266	19,509	5,202

Recoveries:
Real estate mortgage loans:
Commercial	-	-	29	21	-	-
Residential	-	-	161	153	10	-
Construction and vacant land	-	-	3	13	2	-
Commercial and agricultural loans	-	-	803	45	-	-
Indirect auto loans	-	-	59	66	54	262
Home equity loans	-	-	2	11	-	2
Other consumer loans	-	-	1	1	14	6
Total recoveries	-	-	1,058	310	80	270

Net charged off	24	-	26,374	36,956	19,429	4,932

Provision for loan losses	621	402	29,697	42,256	28,239	9,657

Acquisition of The Bank of Venice	-	-	-	-	-	667
				-	-	-
Acquisition accounting adjustment			(32,406)	-	-	-

Reduction due to deconsolidation of the Bank	(999)	-	-	-	-	-
Allowance for loan losses at end of period	$-	$402	$-	$29,083	$23,783	$14,973
Ratio of net charge-offs to average net loans outstanding	N/M	N/M	2.33%	3.01%	1.64%	0.45%

The following table represents management’s best estimate of the allocation of the allowance for loan losses to the various segments of the loan portfolio.

(Dollars in thousands)	Successor Company				Predecessor Company
	December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008		December 31, 2007
	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans	Allowance	% of Total Loans
Real estate mortgage loans:
Commercial	$-	-	$7	N/A	$13,895	57%	$11,143	54%	$5,250	54%
Residential	-	-	164	N/A	3,897	20%	2,393	17%	381	10%
Farmland	-	-	-	-	198	1%	134	1%	84	1%
Construction and vacant land	-	-	-	-	2,868	8%	1,313	12%	1,218	15%
Commercial and agricultural loans	-	-	24	N/A	3,033	6%	2,256	6%	1,547	6%
Indirect auto loans	-	-	184	N/A	3,244	4%	5,708	6%	5,072	11%
Home equity loans	-	-	14	N/A	1,011	3%	694	3%	213	2%
Other consumer loans	-	-	9	N/A	285	1%	142	1%	113	1%
Unallocated	-		-		652		-		1,095
	$0	-	$402	N/A	$29,083	100%	$23,783	100%	$14,973	100%

Impaired Loans

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no loans were reported on the Company’s consolidated balance sheet as of December 31, 2011.

Non-performing loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Generally, residential mortgages, commercial and commercial real estate loans exceeding certain size thresholds established by management are individually evaluated for impairment. Nonaccrual loans and restructured loans where loan term concessions benefitting the borrowers have been made are generally designated as impaired. The application of purchase accounting due to the September 30, 2010 Investment impacted the disclosure for impaired loans.  All loans, impaired as well as non-impaired loans were recorded in the financial statements at their fair value and the allowance for loan loss was eliminated because the fair value is determined by the net present value of the expected cash flows taking into consideration the credit quality.  Consequently, after recording the purchase accounting adjustment, none of the loans have a carrying amount greater than their fair value.

Within the context of the accounting for impaired loans described in the preceding paragraph, there were no impaired loans after the purchase accounting adjustment and based on payments received during the three months ended December 31, 2010 compared to the estimate of expected cash flows developed as of September 30, 2010, no new impairment was identified.

If a loan is considered to be impaired, a portion of the allowance is allocated so that the carrying value of the loan is reported at the present value of estimated future cash flows discounted using the loan’s original rate or at the fair value of collateral, less disposition costs, if repayment is expected solely from the collateral. As of December 31, 2011 and 2010 there were no impaired loans.

Non-Performing Assets

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no non-performing assets were reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

(Dollars in thousands)	Successor Company		Predecessor Company
	2011	2010	2009	2008	2007
Total non-accrual loans (1)	$-	$-	$72,833	$39,776	$16,086
Accruing loans delinquent 90 days or more	-	56,337	-	-	-
Total non-performing loans	-	56,337	72,833	39,776	16,086

Non-accrual investment securities(2)	-	795	759	763	3,154
Repossessed personal property (primarily indirect auto loans)	-	104	326	601	3,136
Other real estate owned	-	25,673	21,352	4,323	1,846
Other assets (3)	-	2,111	2,090	2,076	2,915
Total non-performing assets	$-	$85,020	$97,360	$47,539	$27,137

Allowance for loan losses	$-	$402	$29,083	$23,783	$14,973

Non-performing assets as a percent of total assets	-	4.84%	5.71%	2.95%	1.88%
Non-performing loans as a percent of total loans	-	N/A	6.09%	3.25%	1.43%
Allowance for loan losses as a percent of non-performing loans (1)	-	N/A	39.93%	59.79%	93.08%

(1)
In December 2006, the Bank stopped accruing interest on a loan pursuant to a ruling made by the USDA. Accordingly, the loan was included in total non-accrual loans as of December 31, 2006 and 2007. During 2008, the USDA repaid the guaranteed portion of the loan in accordance with the provisions of the guarantee agreement.  There were no non-accrual loans as of December 31, 2011 and 2010.

(2)
In December 2007, we placed a collateralized debt obligation (“CDO”) collateralized primarily by homebuilders, REITs, real estate companies and commercial mortgage backed securities on non-accrual. This security had an original cost of $6.0 million. During 2008, two additional similarly secured collateralized debt obligations with original costs of $2.0 million each were also placed on nonaccrual. As of December 31, 2007 and throughout 2008, the estimated fair value of these securities declined further and management has periodically deemed such declines other than temporary. Through December 31, 2008, we had recorded cumulative realized losses totaling $9.2 million relating to these securities. During 2009, the remaining balance of these securities was written off and an additional CDO with an original cost of $5.0 million, collateralized by trust preferred securities of banks and insurance companies, was placed on nonaccrual. As this security has been downgraded and interest payments are currently being deferred, the estimated fair value of this security had declined to approximately $759,000 as of December 31, 2009. Due to the Investment and the application of the acquisition method of accounting, the recorded investment in this remaining CDO was adjusted to its September 30, 2010 estimated fair value of $807,000. As of December 31, 2010, the estimated fair value had declined to $795,000. The estimated fair values for this CDO are based upon analyses performed by an independent third-party engaged by the Company as of December 31, 2010 and 2009 which estimated the fair value and credit loss potential of the security. For additional details on these and other investment securities, see the section of management’s discussion and analysis that follows entitled “Investment Portfolio”.

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

Liquidity

Liquidity represents the ability to provide sufficient funds to cover operating obligations.  The Company is obligated to repay its $8.0 million trust preferred security in 2030, its $5.0 million trust preferred security in 2031 and its $20.0 million trust preferred security in 2036.  Funds for such payments can be obtained by capital contributions from the Company’s holding company CBF.

On April 29, 2011, the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, CBF, preceding the Merger. Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and TIB Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank. CBF is deemed to control NAFH Bank due to NAFH’s 94% ownership interest in the Company and CBF’s direct ownership of the remaining 47% interest in NAFH Bank subsequent to the Merger. Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH Bank under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corp., an affiliated bank holding company in which CBF has an 83% ownership interest, was merged with and into NAFH Bank, with NAFH Bank as the surviving entity. Subsequently and as a result of that transaction, the Company’s ownership interest in NAFH Bank was reduced to 33%. In connection with the transaction, NAFH Bank also changed its name to Capital Bank, NA. On September 7, 2011, GreenBank, a wholly-owned subsidiary of Green Bankshares Inc., an affiliated bank holding company in which CBF has a 90% ownership, was merged with and into Capital Bank, NA. On September 30, 2011, Capital Bank Corp. made a contribution of $10.0 million additional capital to Capital Bank, NA. Subsequently and as a result of these transactions, the Company’s ownership interest in Capital Bank, NA was reduced to 21%.

On September 1, 2011, CBF's Board of Directors approved and adopted a plan of merger. The plan of merger provides for the merger of TIB Financial Corp. with and into CBF, with CBF continuing as the surviving entity. In the merger, each share of TIB Financial Corp.’s common stock issued and outstanding immediately prior to the completion of the merger, except for shares for which appraisal rights are properly exercised and certain shares held by CBF or TIB Financial Corp., will be converted into the right to receive 0.7205 of a share of CBF Class A common stock. No fractional shares of Class A common stock will be issued in connection with the merger, and holders of TIB Financial Corp. common stock will be entitled to receive cash in lieu thereof.

Since CBF currently owns more than 90% of common stock of TIB Financial Corp., under Delaware and Florida law, no vote of our stockholders is required to complete the merger.

Major sources of net changes in cash and cash equivalents are as follows for the year ended December 31, 2011, for the three months ended December 31, 2010, for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

(Dollars in thousands)	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Provided by (used in) operating activities	$(7,566)	$(25,036)	$9,809	$(3,335)
Provided by (used in) investing activities	(71,728)	(83,371)	(6,753)	253,675
Provided by (used in) financing activities	(72,279)	32,536	59,207	(156,672)
Net increase (decrease) in cash and cash equivalents	$(151,573)	$(75,871)	$62,263	$93,668

During the first, second, and third quarters of 2009, the Company’s Board of Directors declared 1% (one percent) stock dividends to holders of record as of March 31, 2009, June 30, 2009 and September 30, 2009, respectively. The stock dividends were distributed on April 10, 2009, July 10, 2009 and October 10, 2009.  The decision to replace our quarterly cash dividend with a stock dividend was made after consideration of the current and projected economic and operating environment and to conserve cash and capital resources at the holding company to support the potential capital needs of the Bank.

During 2011, the Company affected a 1 for 100 reverse stock split and launched a rights offering to shareholders of record as of July 12, 2010 which resulted in approximately $7.8 million of additional capital and compliance with the continued listing requirements of the NASDAQ Capital Market.

As of December 31, 2011, our holding company had cash of approximately $2.2 million. This cash is available for providing additional capital support to Capital Bank, NA and for other general corporate purposes. As discussed above, on October 5, 2009, the Company adopted a resolution that it would not declare or pay any dividends on its outstanding common or preferred stock, nor would it make any payments or distributions on the outstanding trust preferred securities or corresponding subordinated debentures without the prior written approval of the FRB. The Company notified the trustees of its $20 million trust preferred securities due July 7, 2036 and its $5 million trust preferred securities due July 31, 2031 of its election to defer interest payments on the trust preferred securities beginning with the payments due in October 2009. In January 2010, the Company notified the trustees of its $8 million trust preferred securities due September 7, 2030 of its election to defer interest payments on the trust preferred securities beginning with the payment due March 2010. Deferral of the trust preferred securities is allowed for up to 60 months without being considered an event of default. Additionally, the Company may not declare or pay dividends on its capital stock, including dividends on preferred stock, or, with certain exceptions, repurchase capital stock without first having paid all trust preferred interest and all cumulative preferred dividends that are due. The Company submitted a written request to the FRB to authorize the payment of deferred and current interest payments through the next payment date and future interest payments when due as scheduled on the three trust preferred securities. On September 28, 2011, pursuant to receipt of the FRB’s approval, concurrent interest payments were made on each of the trust preferred securities and the Company began the process of exiting from the deferral period.  On November 8, 2011, the FRB notified the Company that the Written Agreement was terminated effective April 30, 2011 given that TIB Bank was merged into Capital Bank and that the condition of the Company was subsequently upgraded.

Currently, the OCC Operating Agreement with Capital Bank prohibits the Bank from paying a dividend for three years following the July 16, 2010 initial acquisition date. Once the three-year period has elapsed, the agreement imposes other restrictions on Capital Bank’s ability to pay dividends including requiring prior approval from the OCC before any distribution is made. Therefore, the Company does not expect to receive dividends from the Bank in the foreseeable future.

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2011, if not subject to other restrictions, would have been limited to approximately $9.2 million.

Investment Portfolio

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no investment securities were reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

Other than temporary impairment of available for sale securities

As discussed above, due to the merger, the Company does not hold investment securities as of December 31, 2011. There was no other than temporary impairment of available for sale securities to report for 2011.

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

The write downs described above resulted in total recognized other than temporary impairment losses of $763,000 during 2009.

We regularly reviewed each investment security for impairment based on criteria that include the extent to which cost exceeds the estimated fair value, the duration of that market decline, the financial health of and specific prospects for the issuer(s) and our ability and intention with regard to holding the security to maturity. For additional detail regarding our impairment assessment process, see Notes 1 and 4 of the Notes to Consolidated financial statements below.

Deposits

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no deposits were reported on the Company’s consolidated balance sheet as of December 31, 2011.

The following table presents the average amount outstanding and the average rate paid on deposits for the year ended December 31, 2011, for the three months ended December 31, 2010, for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

(Dollars in thousands)	Successor Company				Predecessor Company
	Year Ended December 31, 2011		Three Months Ended December 31, 2010		Nine Months Ended September 30, 2010		Year Ended December 31, 2009
	Average Amount	Average Rate	Average Rate	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
Non-interest bearing deposits	$-		$189,566		$182,073		$173,083

Interest-bearing deposits
NOW Accounts	-	-	172,519	0.32%	201,570	0.35%	182,398	0.68%
Money market	-	-	184,597	0.88%	185,821	1.05%	196,469	1.43%
Savings deposit	-	-	75,796	0.67%	78,661	0.71%	116,956	1.83%
Time deposits	-	-	732,516	1.01%	708,892	2.15%	696,606	3.08%
Total	$-	-	$1,354,994	0.74%	$1,357,017	1.36%	$1,365,512	2.02%

Off-Balance Sheet Arrangements and Contractual Obligations

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet as of December 31, 2011 and subsequent to the Merger Date, the only outstanding obligation is the trust preferred securities issued by the Company.

Our off-balance sheet arrangements and contractual obligations at December 31, 2011 are summarized in the table that follows.

(Dollars in thousands)	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
Off-balance sheet arrangements
Commitments to extend credit	$-	$-	$-	$-	$-
Standby letters of credit	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Contractual obligations
Time deposits	$-	$-	$-	$-	$-
Operating lease obligations	-	-	-	-	-
Purchase obligations	-	-	-	-	-
FHLB Advances	-	-	-	-	-
Long-term debt	23,176	-	-	-	23,176
Total	$23,176	$-	$-	$-	$23,176

Long term debt, at December 31, 2011, consists of subordinated debentures totaling $23.2 million. These borrowings are further described in Note 12 of the Consolidated Financial Statements.

Capital Adequacy

There are various primary measures of capital adequacy for banks and bank holding companies such as risk based capital guidelines and the leverage capital ratio.  See Note 16 to the Consolidated Financial Statements.

As of December 31, 2011, the Company’s risk-based capital ratio of Tier 1 capital to risk-weighted assets was 98.4%, its risk-based ratio of total capital to risk-weighted assets was 98.4%, and its leverage ratio was 96.4%. Due to the merger and deconsolidation of the Bank discussed above, the regulatory capital ratios are not meaningful. Subsequent to the merger and deconsolidation, the primary source of support for Capital Bank, NA is the Company’s majority shareholder, CBF.

On September 22, 2010 the Federal Reserve Bank of Atlanta (FRB) and the Company entered into a written agreement where the Company agreed, among other things, that it would not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB. On September 28, 2011, pursuant to approval by the FRB of a written request by the Company, the Company resumed payments of all amounts due for current and deferred interest through the next payment date for each of its trust preferred securities. On November 8, 2011, the FRB notified the Company that the Written Agreement was terminated effective April 30, 2011 given that TIB Bank was merged into Capital Bank and that the condition of the Company was subsequently upgraded.

On September 30, 2010, the Company issued and sold to CBF 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant to purchase up to 11,666,667 shares of Common Stock of the Company for aggregate consideration of $175.0 million. As a result of this investment, the Company increased its level of capital under capital adequacy guidelines.

On January 18, 2011, the Company concluded a rights offering wherein legacy shareholders with rights to purchase up to 1,488,792 shares of common stock, at a price of $15.00 per share, acquired 533,029 shares of newly issued common stock. The rights offering resulted in net proceeds of approximately $7.8 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Application of these principles requires management to make complex and subjective estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances.

These assumptions form the basis for our judgments about the carrying values of assets and liabilities that are not readily available from independent, objective sources. We evaluate our estimates on an ongoing basis. Use of alternative assumptions may have resulted in significantly different estimates. Actual results may differ from these estimates.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below involve additional management judgment due to the complexity and sensitivity of the methods and assumptions used.

Business Combinations

We account for transactions that meet the definition of a purchase business combination by recording the assets acquired and liabilities assumed at their fair value upon acquisition. Intangible assets, indemnification contracts and contingent consideration are identified and recognized individually. If the fair value of the assets acquired exceeds the purchase price plus the fair value of the liabilities assumed, a bargain purchase gain is recognized. Conversely, if the purchase price plus the fair value of the liabilities assumed exceeds the fair value of the assets acquired, goodwill is recognized.

Fair Value Measurement

We use estimates of fair value in applying various accounting standards for our consolidated financial statements. Fair value measurements are used in one of four ways: (1) in the consolidated balance sheet with changes in fair value recorded in the consolidated statements of operations and other comprehensive income (loss); (2) in the consolidated balance sheets with changes in fair value recorded in the accumulated other comprehensive loss section of the consolidated statements of changes in shareholders’ equity; (3) in the consolidated balance sheet for instruments carried at the lower of cost or fair value with impairment charges recorded in the consolidated statements of operations and other comprehensive income (loss); and (4) in the notes to our consolidated financial statements.

          Fair value is defined as the price at which an asset may be sold or a liability may be transferred in an orderly transaction between willing and able market participants. In general, our policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including for our liabilities), relying first on observable data from active markets. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable loan losses inherent in our loan portfolio and the difference between the recorded investment and the present values of our most recent estimates of expected cash flows for purchased impaired loans where we have identified additional impairment subsequent to the date of acquisition. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses based on risk characteristics of loans and consideration of other qualitative factors, all of which may be susceptible to significant change.

Accounting for Acquired Loans

We account for our acquisitions using the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value as of their respective acquisition dates. No allowance for loan losses related to the acquired loans is recorded on the acquisition date, as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value, exclusive of the impact of guarantees under any applicable loss sharing agreements with the FDIC. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Loans acquired in a transfer, including business combinations, with respect to which there is evidence of credit deterioration since origination and it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for PCI loans. We have aggregated the PCI loans into pools of loans with common risk characteristics. Over the life of these acquired loans, we continue to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. For each pool of loans, we estimate cash flows expected to be collected over the remaining life of the pool’s loans, based on assumptions about yields, prepayments and magnitude and timing of credit losses, and discount those cash flows to present value using effective interest rates to calculate the carrying value. The difference between our recorded investment, or carrying value, in the loans and our estimates of cumulative lifetime undiscounted expected cash flows represents the accretable yield. The accretable yield represents the amount we expect to recognize as interest income over the remaining life of the loans. The difference between the cash flows that our customers legally owe us under the contractual terms of their loan agreements and our cumulative lifetime expected cash flows represents the non-accretable difference. The non-accretable difference of a pool is a measure of the expected credit loss, prepayments and other factors affecting expected cash flows for that pool.

Each quarter, we estimate the expected cash flows for each pool and evaluate whether the present value of future expected cash flows for each pool has decreased below its recorded investment and, if so, we recognize a provision for loan loss in our consolidated statement of income for that pool and appropriately adjust the amount of accretable yield. The expected cash flows are estimated based on factors which include loan grades established in our ongoing credit review program, likelihood of default based on observations of specific loans during the credit review process as well as applicable industry data, loss severity based on updated evaluation of cash flow from available collateral, and the contractual terms of the underlying loan agreement. For any pool where the present value of our most recent estimate of future cumulative lifetime cash flows has increased above its recorded investment, we transfer appropriate estimated cash flows from non-accretable difference to accretable yield, which is then recognized in income on a prospective basis through an increase in the pool’s yield over its remaining life. For further discussion of our acquisitions and loan accounting, see Notes 2 and 5 to our consolidated financial statements.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of their recorded investment or the fair value of the collateral at the date of foreclosure based on estimates, including some obtained from third parties, less estimated costs to sell, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of cost or fair value, less estimated costs to sell. Significant property improvements that enhance the salability of the property are capitalized to the extent that the carrying value does not exceed estimated realizable value. Legal fees, maintenance and other direct costs of foreclosed properties are expensed as incurred. Given the number of properties included in OREO, and the judgment involved in estimating fair value of the properties, accounting for OREO is regarded as a critical accounting policy.

Deferred Tax Asset

Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured for financial reporting purposes and for income tax return purposes. Realization of tax benefits for deductible temporary differences depends on having sufficient taxable income of an appropriate character within the carryforward periods. Management must evaluate the probability of realizing the deferred tax asset and determine the need for a valuation reserve as of the date of the consolidated financial statements. Given the judgment involved and the amount of our deferred tax assets and liabilities, this is considered a critical accounting policy. As of December 31, 2011, we had a net deferred tax liability of $3.6 million.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the amended guidance even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this update will not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The new guidance amends existing guidance by (i) eliminating the option to present components of other comprehensive income (which we refer to as “OCI”) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The new guidance does not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). This guidance is effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of this update is not expected to have an impact on the Company’s consolidated financial condition or results of operations but will alter future disclosures.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amended guidance (i) clarifies how a principal market is determined, (ii) establishes the valuation premise for the highest and best use of nonfinancial assets, (iii) addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, (iv) extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and (v) requires additional disclosures including transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative and qualitative information and a description of an entity’s valuation process for Level 3 fair value measurements, and fair value hierarchy disclosures for financial instruments not measured at fair value. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables. The new guidance amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In March 2010, the FASB issued new guidance impacting receivables. The new guidance clarifies that a modification to a loan that is part of a pool of loans that were acquired with deteriorated credit quality should not result in the removal of the loan from the pool. This guidance is effective for any modifications of loans accounted for within a pool in the first interim or annual reporting period ending after July 15, 2010. The adoption of this guidance was not material to our consolidated financial statements.

In February 2010, the FASB issued new guidance impacting fair value measurements and disclosures. The new guidance requires a gross presentation of purchases and sales of Level 3 activities and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The guidance related to the transfers between Level 1 and Level 2 measurements was effective for us on January 1, 2010. The guidance that requires increased disaggregation of the Level 3 activities was effective for us on January 1, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices.  The Company has assessed its market risk as predominately interest rate risk. As of December 31, 2011, our interest earning assets consisted of cash on deposit with Capital Bank, NA and our interest-bearing liabilities consist of trust preferred securities with a notional amount of $33.0 million. Accordingly, our net interest income and margin are sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 21% investment in Capital Bank, NA, which represents approximately 97% of the Company’s total assets at December 31, 2011, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. As $25.0 million of notional value of trust preferred securities are tied to the three month LIBOR rate, changes in net interest income would be directly correlated to changes in this rate. Accordingly, 100 and 200 basis point changes in this rate would result in $250,000 and $500,000 changes in interest expense, respectively. As the Company’s only interest earning asset is cash on deposit at Capital Bank, NA, which at December 31, 2011 totaled approximately $1.1 million changes in interest rates, would not have a significant impact on interest income.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, notes thereto and report of independent registered public accounting firm thereon included on the following pages are incorporated herein by reference.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders
of TIB Financial Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2011 present fairly, in all material respects, the financial position of TIB Financial Corporation and its subsidiaries (Successor Company) at December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Ft. Lauderdale, FL
April 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TIB Financial Corp.
Naples, Florida

We have audited the accompanying consolidated balance sheet of TIB Financial Corp. as of December 31, 2010 (Successor), and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month period ended December 31, 2010 (Successor), the nine-month period ended September 30, 2010 (Predecessor) and the year ended December 31, 2009.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of TIB Financial Corp. as of December 31, 2010 (Successor), and the results of its operations and its cash flows for the three-month period ended December 31, 2010 (Successor), the nine-month period ended September 30, 2010 (Predecessor) and the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Fort Lauderdale, Florida
March 31, 2011

TIB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
As of December 31,
(Dollars and shares in thousands, except per share data)
	2011	2010
Assets
Cash and due from banks	$1,159	$22,209
Interest-bearing deposits with banks	1,062	131,585
Cash and cash equivalents	2,221	153,794

Investment securities available-for-sale	-	418,092

Loans, net of deferred loan costs and fees	-	1,004,630
Less: Allowance for loan losses	-	402
Loans, net	-	1,004,228

Premises and equipment, net	-	43,153
Goodwill	-	29,999
Intangible assets, net	235	11,406
Other real estate owned	-	25,673
Deferred income tax asset	-	19,973
Accrued interest receivable and other assets	1,324	50,548
Equity method investment in Capital Bank, NA	200,843	-
Total assets	$204,623	$1,756,866

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand	$-	$198,092
Interest-bearing	-	1,168,933
Total deposits	-	1,367,025

Federal Home Loan Bank advances	-	131,116
Short-term borrowings	-	47,158
Long-term borrowings	23,176	22,887
Deferred income tax liability	3,641	-
Accrued interest payable and other liabilities	428	11,930
Total liabilities	27,245	1,580,116

Shareholders’ Equity
Preferred stock-$.10 par value: 5,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.10 par value: 50,000 shares authorized, 12,350 and 11,817 shares
issued and outstanding, respectively	1,235	1,182
Additional paid in capital	170,801	177,316
Retained earnings	3,360	560
Accumulated other comprehensive income (loss)	1,982	(2,308)
Total shareholders’ equity	177,378	176,750

Total Liabilities and Shareholders’ Equity	$204,623	$1,756,866

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Operations

(Dollars and shares in thousands, except per share data)	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Interest and dividend income
Loans, including fees	$17,745	$13,698	$45,471	$68,925
Investment securities:
U.S. Government agencies and corporations	3,185	1,802	6,347	11,395
States and political subdivisions, tax-exempt	19	14	137	299
States and political subdivisions, taxable	31	36	106	143
Other investments	22	17	26	212
Interest-bearing deposits in other banks	113	103	204	124
Federal Home Loan Bank stock	31	11	26	24
Federal funds sold and securities purchased under agreements to resell	-	-	-	5
Total interest and dividend income	21,146	15,681	52,317	81,127

Interest expense
Interest-bearing demand and money market	678	548	1,994	4,052
Savings	231	128	418	2,142
Time deposits of $100 or more	1,190	931	5,419	8,587
Other time deposits	1,177	935	5,972	12,865
Long-term debt - subordinated debentures	1,885	458	1,119	1,578
Federal Home Loan Bank advances	301	233	3,590	5,199
Short-term borrowings	19	15	69	104
Long-term borrowings	-	1	854	1,209
Total interest expense	5,481	3,249	19,435	35,736

Net interest income	15,665	12,432	32,882	45,391
Provision for loan losses	621	402	29,697	42,256
Net interest income after provision for loan losses	15,044	12,030	3,185	3,135

Non-interest income
Service charges on deposit accounts	1,070	864	2,585	4,165
Fees on mortgage loans originated and sold	498	449	1,219	1,143
Investment advisory and trust fees	1,293	354	948	997
Loss on sale of indirect auto loans	-	-	(344)	-
Equity in income from investment in Capital Bank, NA	4,084	-	-	-
Other income	1,669	1,043	2,283	3,510
Investment securities gains, net	12	-	2,635	5,058
Other-than-temporary impairment losses on investments prior to April 1,
2009 adoption of ASC 320-10-65-1	-	-	-	(23)
Other-than-temporary impairment losses on investments subsequent to April 1, 2009
Gross impairment losses	-	-	-	(740)
Less: Impairments recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized in earnings subsequent to April 1, 2009	-	-	-	(740)
Total non-interest income	8,626	2,710	9,326	14,110

(Continued)

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Operations

(Dollars and shares in thousands, except per share data)	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Non-interest expense
Salaries and employee benefits	9,009	6,632	19,859	28,594
Net occupancy and equipment expense	2,760	2,051	6,948	9,442
Goodwill impairment	-	-	-	5,887
Foreclosed asset related expense	565	536	21,687	2,847
Impairment of wealth management customer relationship intangible	2,872	-	-	-
Other expense	6,564	4,704	16,822	18,572
Total non-interest expense	21,770	13,923	65,316	65,342

Income (loss) before income taxes	1,900	817	(52,805)	(48,097)
Income tax (benefit) expense	(900)	257	-	13,451

Net income (loss)	$2,800	$560	$(52,805)	$(61,548)

Preferred dividends earned by preferred shareholders and discount
accretion	-	-	2,009	2,662
Gain on retirement of Series A preferred allocated to common shareholders	-	-	(24,276)

Net income (loss) allocated to common shareholders	$2,800	$560	$(30,538)	$(64,210)

Basic income (loss) per common share	$0.23	$0.05	$(205.64)	$(433.27)

Diluted income (loss) per common share	$0.23	$0.03	$(205.64)	$(433.27)

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars and shares in thousands except per share data)

Predecessor Company	Preferred Shares Series A	Preferred Stock Series A	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, January 1, 2009	37	$32,920	149	$15	$74,630	$14,737	$(619)	$(569)	$121,114
Comprehensive loss:
Net loss						(61,548)			(61,548)
Other comprehensive loss:
Net market valuation adjustment on securities
available for sale							1,096
Less: reclassification adjustment for gains							(4,295)
Other comprehensive loss									(3,199)
Comprehensive loss									$(64,747)
Issuance costs associated with preferred stock issued					(48)				(48)
Preferred stock discount accretion		810				(810)			-
Stock-based compensation and related tax effect					484				484
Common stock dividends declared					1,088	(1,088)			-
Cash dividends declared, preferred stock						(1,285)			(1,285)
Balance, December 31, 2009	37	$33,730	149	$15	$76,154	$(49,994)	$(3,818)	$(569)	$55,518
Comprehensive loss:
Net loss						(52,805)			(52,805)
Other comprehensive income:
Net market valuation adjustment on securities
available for sale							5,896
Add: reclassification adjustment for gains							(2,635)
Other comprehensive loss, net of tax benefit of
$523									3,261
Comprehensive income									$(49,544)
Preferred stock discount accretion		572				(572)			-
Stock-based compensation and related tax effect					785				785
Balance, September 30, 2010	37	$34,302	149	$15	$76,939	$(103,371)	$(557)	$(569)	$6,759

(Continued)

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars and shares in thousands except per share data)

Successor Company	Preferred Shares Series B	Preferred Stock Series B	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance, September 30, 2010	70	$70,000	7,149	$715	$107,783	$-	$-	$-	$178,498
Comprehensive loss:
Net income						560			560
Other comprehensive loss:
Net market valuation adjustment on securities
available for sale							(2,308)		(2,308)
Comprehensive loss									$(1,748)
Conversion of Preferred Stock, Series B	(70)	(70,000)	4,667	467	69,533				-
Reverse stock split fractional shares			1	0	0				0
Balance, December 31, 2010	-	$-	11,817	$1,182	$177,316	$560	$(2,308)	$-	$176,750
Comprehensive loss:
Net income						2,800			2,800
Other comprehensive income:
Net market valuation adjustment on securities
available for sale							4,787
Less: reclassification adjustment for gains							(7)
Other comprehensive income, net of tax expense of
$2,902									4,780
Comprehensive income									$7,580
Common stock issued in Rights Offering			533	53	7,710				7,763
Effects of merger of TIB Bank into Capital Bank,
NA					(14,225)		(490)		(14,715)
Balance, December 31, 2011	-	$-	12,350	$1,235	$170,801	$3,360	$1,982	$-	$177,378

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars and shares in thousands except per share data)

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$2,800	$560	$(52,805)	$(61,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of acquired loans	(17,059)	(13,334)	-	-
Equity in income from investment in Capital Bank, NA	(4,084)	-	-	-
Depreciation and amortization	664	138	3,572	4,516
Customer relationship intangible impairment	2,872	-	-	-
Provision for loan losses	621	402	29,697	42,256
Deferred income tax expense (benefit)	(745)	681	-	10,998
Investment securities net realized gains	(12)	-	(2,635)	(5,058)
Net amortization of investment premium/discount	1,967	1,731	2,330	2,031
Write-down of investment securities	-	-	-	763
Goodwill impairment	-	-	-	5,887
Stock based compensation	-	-	785	690
(Gain) loss on sale of OREO	(121)	-	55	168
OREO Valuation Adjustments	-	-	19,116	1,812
Loss on sale of indirect auto loans	-	-	344	-
Other	(656)	(357)	194	178
Mortgage loans originated for sale	(17,154)	(22,194)	(56,265)	(60,439)
Proceeds from sales of mortgage loans originated for sale	24,854	18,942	55,383	57,778
Fees on mortgage loans sold	(498)	(449)	(1,219)	(1,143)
Change in accrued interest receivable and other assets	(3,361)	(1,134)	4,681	1,894
Change in accrued interest payable and other liabilities	2,346	(10,022)	6,576	(4,118)
Net cash provided by (used in) operating activities	(7,566)	(25,036)	9,809	(3,335)

Cash flows from investing activities:
Net change in cash due to merger of TIB Bank with and into Capital Bank, NA	(98,182)	-	-	-
Investment in Capital Bank, NA	(5,241)	-	-	-
Purchases of investment securities available for sale	(15,474)	(164,028)	(335,038)	(728,578)
Sales of investment securities available for sale	2,319	-	188,601	525,359
Repayments of principal and maturities of investment securities available for sale	43,101	49,824	90,955	209,566
Acquisition of Naples Capital Advisors business	-	-	(296)	(148)
Net cash received in acquisition of operations-Riverside Bank of the Gulf Coast	-	-	-	271,397
Sales of FHLB stock	244	365	749	1,277
Principal repayments on loans, net of loans originated or acquired	(6,751)	24,855	27,168	(30,111)
Purchases of premises and equipment	(405)	(319)	(12,629)	(2,760)
Proceeds from sales of loans	-	-	26,902	3,500
Proceeds from sales of OREO	8,661	5,932	6,794	4,122
Proceeds from disposal of equipment	-	-	41	51
Net cash provided by (used in) investing activities	(71,728)	(83,371)	(6,753)	253,675

Cash flows from financing activities:
Net increase (decrease) in demand, money market and savings accounts	73,351	50,260	(107,167)	82,350
Net increase (decrease) in time deposits	(138,414)	(11,053)	60,181	(167,699)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(4,979)	3,329	(36,647)	8,116
Net change short term FHLB advances	-	-	-	(70,000)
Repayment of long term FHLB advances	(10,000)	-	-	(7,900)

TIB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars and shares in thousands except per share data)

	(Continued)
	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Net repayment of long term repurchase agreements	-	(10,000)	(20,000)	-
Net proceeds from Capital Bank Financial, Corp. Investment	-	-	162,840	-
Income tax effect related to stock-based compensation	-	-	-	(206)
Net costs from issuance of preferred stock and common warrants	-	-	-	(48)
Net proceeds from common stock rights offering	7,763	-	-	-
Cash dividends paid to preferred shareholders	-	-	-	(1,285)
Net cash provided by (used in) financing activities	(72,279)	32,536	59,207	(156,672)

Net increase (decrease) in cash and cash equivalents	(151,573)	(75,871)	62,263	93,668
Cash and cash equivalents at beginning of period	153,794	229,665	167,402	73,734
Cash and cash equivalents at end of period	$2,221	$153,794	$229,665	$167,402

Supplemental disclosures of cash paid:
Interest	$9,116	$4,578	$16,303	$38,291
Income taxes	-	-	-	-

Supplemental disclosures of non-cash transactions:
Transfer of non-cash assets to Capital Bank, NA	$1,390,516	$-	$-	$-
Transfer of non-cash liabilities to Capital Bank, NA	1,473,981	-	-	-
Acquisitions of Equity Method investment in Capital Bank, NA	190,200	-	-	-
Transfer of loans to OREO	4,569	1,992	35,007	27,547
Fair value of noncash assets acquired	-	-	-	49,193
Fair value of liabilities assumed	-	-	-	320,594
Transfer of OREO to Premises and Equipment	-	-	-	2,941
Exchange of Preferred Series A for common shares issued in CBF Investment	-	-	12,160	-

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

TIB Financial Corp. is a bank holding company headquartered in Naples, Florida.  Prior to April 29, 2011, TIB Financial Corp. (the “Company”) conducted its business primarily through its wholly-owned subsidiaries, TIB Bank (together with its successor entities following the Merger (as defined below), the “Bank”) and Naples Capital Advisors, Inc.  As described in additional detail in Note 2, on April 29, 2011 (the “Merger Date”), the Bank merged (the “Merger”) with and into NAFH National Bank (“NAFH Bank”), a subsidiary of our majority shareholder, Capital Bank Financial, Corp. (formerly known as North American Financial Holdings, Inc.; “CBF”) in an all-stock transaction, with NAFH Bank as the surviving entity. On June 30, 2011, NAFH Bank merged with Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, a controlled subsidiary of our majority shareholder, with NAFH Bank as the surviving entity (the “Capital Bank Merger”). On June 30, 2011, NAFH Bank changed its name to Capital Bank, National Association (“Capital Bank, NA”). Subsequently, GreenBank, a previously wholly-owned subsidiary of Green Bankshares, Inc. (“Green”), merged with and into Capital Bank, NA when Green became a controlled subsidiary of CBF on September 7, 2011. Collectively the subsidiary bank mergers discussed above are referred to herein as the “Subsidiary Bank Mergers”.

Subsequent to the Subsidiary Bank Mergers, the Company holds an approximately 21% ownership interest in Capital Bank, NA which is recorded as an equity-method investment in that entity. As of December 31, 2011, the Company’s investment in Capital Bank, NA totaled $200,843, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Subsequent to the Merger Date, the Company’s significant assets and liabilities included in the Consolidated Balance Sheet are comprised of a customer relationship intangible associated with Naples Capital Advisors, Inc., the company’s wholly-owned registered investment advisor, along with the Company’s equity method investment in Capital Bank, NA, current and deferred income tax accounts and trust preferred securities. The Company’s operating results subsequent to the Merger Date include the Company’s proportional share of the equity method earnings of Capital Bank, NA and interest income and interest expense resulting from cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively. Unless otherwise specified, this report describes TIB Financial Corp. and its subsidiaries including TIB Bank through the Merger Date, and subsequent to that date, includes TIB Financial Corp. and Naples Capital Advisors, Inc.

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

Capital Bank Financial, Corp. Investment

On September 30, 2010, (the “Transaction Date”) the Company completed the issuance and sale to CBF of 7,000 shares of common stock, 70 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000 (the “Investment”).  The consideration was comprised of approximately $162,840 in cash and approximately $12,160 in the form of a contribution to the Company of all 37 outstanding shares of Series A Preferred Stock previously issued to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock, which CBF purchased directly from the Treasury.  The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding.  The 70 shares of Series B Preferred Stock received by CBF converted into an aggregate of 4,667 shares of common stock following shareholder approval of an amendment to increase the number of authorized shares of common stock to 50,000.  The Warrant is exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

As a result of the Investment, pursuant to which CBF acquired approximately 99% (which has subsequently been reduced to approximately 94% as a result of the Rights Offering) of the voting securities of the Company, the Company followed the acquisition method of accounting as required by the Business Combinations Topic of the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).  Under the accounting guidance the application of “push down” accounting was required.

Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill.  Acquisition accounting requires that the valuation of assets, liabilities, and non-controlling interests be recorded in the acquiree’s records as well.  Accordingly, the Company’s Consolidated Financial Statements and transactional records prior to the CBF Investment reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the CBF Investment are labeled “Successor Company” and reflect the push down basis of accounting for the new fair values in the Company’s financial statements.  This change in accounting basis is represented in the Consolidated Financial Statements by a vertical black line which appears between the columns entitled “Predecessor Company” and “Successor Company” on the statements and in the relevant notes.  The black line signifies that the amounts shown for the periods prior to and subsequent to the CBF Investment are not comparable.

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, acquisition accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements.  Accordingly, retained earnings and accumulated other comprehensive income at December 31, 2011 and December 31, 2010 represent only the results of operations subsequent to September 30, 2010, the date of the CBF Investment.

Pursuant to the Investment Agreement, shareholders as of July 12, 2010 received non-transferable rights to purchase a number of shares of the Company’s common stock proportional to the number of shares of common stock held by such holders on such date, at a purchase price equal to $15.00 per share, subject to certain limitations (the “Rights Offering”).  Approximately 533 shares of the Company’s common stock were issued in exchange for net proceeds of approximately $7,764 upon completion of the Rights Offering on January 18, 2011. Subsequent to the Rights Offering, CBF owned 94% of the Company’s outstanding common stock.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Equity Method

We account for our investment in Capital Bank, NA under the equity method of accounting. The investment in Capital Bank, NA is reflected in our Consolidated Balance Sheet under the “Equity method investment in Capital Bank, NA” caption and our equity in earnings is reported on our Consolidated Statement of Operations under “Equity in income from investment in Capital Bank, NA”. See Note 3 of our consolidated financial statements for additional information about the Equity Investment in Capital Bank, NA.

Investment Securities and Other than Temporary Impairment

Investment securities which may be sold prior to maturity are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. As of September 30, 2010, resulting from the application of acquisition accounting and related fair value adjustments, unrealized gains and losses on investment securities were eliminated as the recorded costs of these investments were adjusted to their fair values. Subsequent to April 29, 2011, there were no investment securities reported in the balance sheet and unrealized changes in values of investment securities at the Bank are reflected in OCI in proportion to the Company’s ownership interest. Other securities such as Federal Home Loan Bank stock are carried at cost and are included in other assets on the balance sheets.

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

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no available for sale securities were reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no loans were reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no loans were reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no loans were reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

●	Commercial real estate mortgage – owner occupied, office building, hotel or motel, guest houses, retail, multi-family, and other;

●	Residential mortgage – primary residence, second residence and investment;

●	Land, lot and construction;

●	Consumer;

●	Indirect auto – prime and sub-prime; and

●	Home equity.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Significant risk characteristics considered in estimating the allowance for credit losses include the following:

●	Commercial and agricultural—industry specific economic trends and individual borrower financial condition;
●
Construction and vacant land, farmland and commercial mortgage loans—type of property (i.e., residential, commercial, industrial) and geographic concentrations and risks and individual borrower financial condition; and

●	Residential mortgage, indirect auto and consumer—historical and expected future charge-offs, borrower's credit, property collateral, and loan characteristics.

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

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no allowance for loan losses was reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no premises and equipment were reported on the Company’s consolidated balance sheet as of December 31, 2011.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure or repossession are generally held for sale and are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Costs incurred after acquisition are generally expensed.

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no foreclosed assets were reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no goodwill and other intangible assets were reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, no long-lived assets were reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, the Company does not have any loan commitments or related financial instruments as of December 31, 2011.

Company Owned Life Insurance

The Company has purchased life insurance policies on certain key executives.  These policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable.

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, the Company does not hold any company owned life insurance as of December 31, 2011.

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

The predecessor company filed a consolidated Federal and Florida income tax return for the period ended September 30, 2010.  The successor company was included in CBF’s consolidated Federal and Florida income tax return for the year ended December 31, 2010. For the tax period ending December 31, 2011, the successor company will be included in CBF’s consolidated Federal and Florida income tax return.

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

Earnings (loss) per share have been computed based the following for the periods ended:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Weighted average number of common shares outstanding:
Basic	12,324	11,817	149	148
Dilutive effect of options outstanding	-	-	-	-
Dilutive effect of restricted shares	-	-	-	-
Dilutive effect of warrants outstanding	-	6,503	-	-
Diluted	12,324	18,320	149	148

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

Successor Company		Predecessor Company
Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Anti-dilutive stock options	6	8	8	7
Anti-dilutive restricted stock awards	-	-	0	1
Anti-dilutive warrants	11,669	13	24	24

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

As discussed above, due to the deconsolidation of the Bank during the second quarter of 2011, the Company does not hold securities purchased under agreements to resell or securities sold under agreements to repurchase as of December 31, 2011.

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

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, to amend ASC Topic 310, Receivables. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to amend ASC Topic 310, Receivables. The amendments in this update are intended to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, to amend ASC Topic 310, Receivables. The amendments in this update provide that for acquired troubled loans which meet the criteria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment. The amendments do not apply to loans not meeting the criteria to be accounted for within a pool. These amendments were effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. Adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

Note 2—Business Combinations

CBF Investment

On September 30, 2010, the Company issued and sold to CBF 7,000 shares of Common Stock, 70 shares of Series B Preferred Stock and a warrant to purchase up to 11,667 shares of Common Stock of the Company for aggregate consideration of $175,000. The consideration was comprised of approximately $162,840 in cash and approximately $12,160 in the form of contribution to the Company of all 37 shares of preferred stock issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related C- to purchase shares of the Company’s Common Stock which CBF purchased directly from the Treasury.

Immediately following the Investment, CBF controlled 98.7% of the voting securities of the Company (which has been subsequently reduced to approximately 94% as a result of the Rights Offering) and followed the acquisition method of accounting and applied “acquisition accounting.”  Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported as goodwill.  As part of the valuation, intangible assets were identified and a fair value was determined as required by the accounting guidance for business combinations.  Accounting guidance also requires the application of “push down accounting,” whereby the adjustments of assets and liabilities to fair value and the resultant goodwill are shown in the financial statements of the acquiree.

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

September 30, 2010
Fair value of assets acquired:
Cash and cash equivalents	$229,665
Securities available for sale	309,320
Loans	1,017,842
Goodwill and intangible assets, net	41,769
Other assets	138,587
Total assets acquired	$1,737,183

Fair value of liabilities assumed:
Deposits	$1,327,663
Long-term debt and other borrowings	208,783
Other liabilities	22,239
Total liabilities assumed	$1,558,685

Net assets	178,498
Less: Non-controlling interest at fair value	5,955
$172,543

Underwriting, due diligence and legal costs	2,457

Purchase consideration	$175,000

A summary and description of the assets, liabilities and non-controlling interests fair valued in conjunction with applying the acquisition method of accounting is as follows:

Cash and cash equivalents

The cash and cash equivalents of $229,665 held at the Transaction Date approximated the fair value on the Transaction Date and did not require a fair value adjustment.

Investment securities

Investment securities are reported at fair value and were $309,320 on the Transaction Date.  To account for the CBF Investment, the unamortized premium and discounts were recognized as acquisition accounting adjustments and the unrealized gain or loss on investment securities became the new premium or discount for each security held by the Company.

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

Goodwill and intangible assets

As disclosed above, the excess of purchase consideration over the net assets being reported at fair value is the goodwill. The goodwill represents the value of the Company’s total franchise. This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill.  Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes. The intangible assets identified as part of the valuation of the CBF Investment were Core Deposit Intangibles (“CDI”), Customer Relationship Intangibles (“CRI”) and Trade Names. All of the identified intangible assets are amortized as a non-interest expense over their estimated lives, except the TIB Bank and Naples Capital Advisors trade names.

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

The types of deposit accounts evaluated for the CDI were demand deposit accounts, money market accounts and savings accounts.

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

Note 3 – Equity Method Investment in Capital Bank, NA

On April 29, 2011, the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, CBF, preceding the Merger. Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and the Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank. CBF is deemed to control NAFH Bank due to CBF’s 94% ownership interest in the Company and CBF’s direct ownership of the remaining 47% interest in NAFH Bank subsequent to the Merger. Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH Bank under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corp., an affiliated bank holding company in which CBF has an 83% ownership interest, was merged with and into NAFH Bank, with NAFH Bank as the surviving entity. Subsequently and as a result of that transaction, the Company’s ownership interest in NAFH Bank was reduced to 33%. In connection with the transaction, NAFH Bank also changed its name to Capital Bank, National Association.

Subsequent to the mergers on June 30, 2011, CBF, the Company and Capital Bank Corp. made contributions of additional capital to Capital Bank, NA of $4,695, $5,241 and $6,063, respectively, in proportion to their respective ownership interests in Capital Bank NA. The contributions were made to provide additional capital support for the general business operations of Capital Bank, NA.

On September 7, 2011, GreenBank, a wholly-owned subsidiary of Green Bankshares Inc., an affiliated bank holding company in which CBF has a 90% ownership interest, was merged with and into Capital Bank, NA., with Capital Bank, NA as the surviving entity.  On September 30, 2011, Capital Bank Corp. made a contribution of additional capital to Capital Bank, NA of $10,000.   Subsequently and as a result of these transactions, the Company’s ownership interest in Capital Bank, NA was reduced to 21%.

The mergers of the Bank, Capital Bank and GreenBank into Capital Bank, NA were restructuring transactions between commonly-controlled entities. The difference between the amount of the Company’s initial equity method investment in NAFH Bank, subsequent to the merger, and the Company’s investment in the Bank, immediately preceding the merger, was accounted for as a reduction in additional paid in capital. The amount of the equity method investment in NAFH Bank on April 29, 2011, immediately subsequent to the merger, was equal to approximately 53% of the total shareholders’ equity of NAFH Bank post-merger (the combined entity). Additionally, at the time of the merger, due to the de-consolidation of the Bank, the balance of accumulated other comprehensive income was reclassified as additional paid in capital. As the Company began to account for its investment in the combined entity under the equity method, the change in the balance of the Company’s equity method investment between April 29, 2011 and December 31, 2011 resulting from the Company’s proportional share of earnings of $4,084 was recorded in “Equity in income from investment in Capital Bank, NA.” in the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2011, respectively. Other changes in the Company’s equity method investment in Capital Bank, NA resulted from the subsidiary bank mergers of Capital Bank and GreenBank into Capital Bank, NA, as the Company’s equity method investment was adjusted at each merger date to equal its proportional ownership of Capital Bank, NA with the net change being recorded as cumulative net decrease in the total shareholders’ equity of the Company of $14,225.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

At December 31, 2011, the Company’s net investment of $200,843 in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank NA.”

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA:

Period From April 29, 2011 Through December 31, 2011
Interest income	$158,218
Interest expense	21,089
Net interest income	137,129
Provision for loan losses	35,132
Non-interest income	33,175
Non-interest expense	111,143
Net income	15,232

Note 4—Cash and Due From Banks

As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no cash was reported on deposit with the Federal Reserve Bank or the Federal Home Loan Bank of Atlanta on the Company’s consolidated balance sheet as of December 31, 2011.  As of December 31, 2011, the company had cash on hand of $2.2 million. This cash is available for general corporate purposes.

At December 31, 2010, cash on hand or on deposit with the Federal Reserve Bank of $2,393 was required to meet regulatory reserve and clearing requirements. The total on deposit was approximately $130,946 at December 31, 2010.

The Bank maintained an interest bearing account at the Federal Home Loan Bank of Atlanta.  The total on deposit was approximately $638 at December 31, 2010.

Note 5—Investment Securities

Investment Portfolio

As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no investment in available for sale securities is reported on the Company’s consolidated balance sheet as of December 31, 2011.

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

The table below presents a rollforward of the credit losses recognized in earnings for the period from April 1, 2009 (the effective date of ASC 325-40 which requires the recognition of unrealized credit losses determined as a result of other than temporary impairment charges through the income statement and the unrealized losses related to all other factors through accumulated other comprehensive income) through December 31, 2011:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance, beginning of period	$-	$-	$9,996	$9,256
Additions/Subtractions
Credit losses recognized during the period	-	-	-	740
Balance, end of period	$-	$-	$9,996	$9,996

At December 31, 2010, securities with a fair value of approximately $38,363 were subject to call during 2011.

Sales of available for sale securities were as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Proceeds	$2,362	$-	$188,601	$525,359
Gross gains	12	-	2,635	5,003
Gross losses	-	-	0	6

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Maturities, principal repayments, and calls of investment securities available for sale were as follows: $43,101 for the year ended December 31, 2011, $49,824 for the three months ended December 31, 2010 (Successor Company); $90,955 for the nine months ended September 30, 2010 (Predecessor Company); and $209,566 for the year ended 2009 (Predecessor Company).  Net gains realized from calls and mandatory redemptions of securities during the year ended December 31, 2011 and for the three months ended December 31, 2010 (Successor Company) were $0,  for the nine months ended September 30, 2010 and year ended 2009 (Predecessor Company) were $0 and $61, respectively.

Investment securities having carrying values of approximately $110,408 at December 31, 2010 were pledged to secure public funds on deposit, securities sold under agreements to repurchase, and for other purposes as required by law.

Note 6—Loans

As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no loans or allowance for loan losses were reported on the Company’s consolidated balance sheet as of December 31, 2011.

Major classifications of loans for December 31, 2010 are as follows:

2010
Real estate mortgage loans:
Commercial	$600,372
Residential	225,850
Farmland	12,083
Construction and vacant land	38,956
Commercial and agricultural loans	60,642
Indirect auto loans	28,038
Home equity loans	29,658
Other consumer loans	8,730
Total loans	1,004,329

Net deferred loan costs	301
Loans, net of deferred loan costs	$1,004,630

Accretable yield, or income expected to be collected, related to purchased credit-impaired loans is as follows:

Year Ended December 31, 2011
Balance, beginning of period	$263,381
New loans purchased	-
Accretion of income	(17,059)
Reclassifications from nonaccretable difference	-
Disposals	(246,322)
Balance, end of period	$-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The contractually required payments represent the total undiscounted amount of all uncollected contractual principal and contractual interest payments both past due and scheduled for the future, adjusted for the timing of estimated prepayments and any full or partial charge-offs prior to the CBF Investment. Nonaccretable difference represents contractually required payments in excess of the amount of estimated cash flows expected to be collected. The accretable yield represents the excess of estimated cash flows expected to be collected over the initial fair value of the PCI loans, which is their fair value at the time of the CBF Investment. The accretable yield is accreted into interest income over the estimated life of the PCI loans using the level yield method. The accretable yield will change due to changes in:

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

The following table presents the aging of the recorded investment in past due loans, based on contractual terms, as of December 31, 2010 by class of loans:

Non-purchased credit impaired loans	30-89 Days Past Due	Greater than 90 Days Past Due and Still Accruing/Accreting	Nonaccrual	Total
Real estate mortgage loans:
Owner occupied commercial	$-	$-	$-	$-
Office building	-	-	-	-
Hotel/motel	-	-	-	-
Guest houses	-	-	-	-
Retail	-	-	-	-
Multi-family	-	-	-	-
Other commercial	-	-	-	-
Primary residential	-	-	-	-
Secondary residential	-	-	-	-
Investment residential	-	-	-	-
Farmland	-	-	-	-
Land, lot and construction	-	-	-	-
Acquired commercial and agricultural	121	-	-	121
Prime indirect auto loans	-	-	-	-
Sub-prime indirect auto loans	-	-	-	-
Acquired home equity loans	405	636	-	1,041
Acquired other consumer loans	15	-	-	15
Total loans	$541	$636	$-	$1,177

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Purchased credit impaired loans	30-89 Days Past Due	Greater than 90 Day Past Due and Still Accruing/Accreting	Nonaccrual	Total
Real estate mortgage loans:
Owner occupied commercial	$3,027	$31,043	$-	$34,070
Office building	-	2,184	-	2,184
Hotel/motel	4,794	3,812	-	8,606
Guest houses	3,873	-	-	5,873
Retail	-	1,989	-	1,989
Multi-family	-	-	-	-
Other commercial	992	6,953	-	7,945
Primary residential	-	-	-	-
Secondary residential	235	507	-	742
Investment residential	-	1,146	-	1,146
Farmland	-	942	-	942
Land, lot and construction	1,777	6,433	-	8,210
Commercial and agricultural	1,175	402	-	1,577
Prime indirect auto loans	229	100	-	329
Sub-prime indirect auto loans	745	146	-	891
Home equity loans	-	-	-	-
Other consumer loans	22	44	-	66
Total loans	$16,869	$55,701	$-	$72,570

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

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a monthly basis.  The Company uses the following definitions for risk ratings:

●	Pass – These loans range from superior quality with minimal credit risk to loans requiring heightened management attention but that are still an acceptable risk and continue to perform as contracted.

●
Special Mention – Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

●
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

The following table summarizes loans, excluding purchased credit-impaired loans, monitored for credit quality based on internal ratings at December 31, 2010:

	Pass	Special Mention	Substandard	Doubtful	Total
Real estate mortgage loans:
Owner occupied commercial	$351	$-	$-	$-	$351
Office building	31	-	-	-	31
Hotel/motel	-	-	-	-	-
Guest houses	-	-	-	-	-
Retail	-	-	-	-	-
Multi-family	-	-	-	-	-
Other commercial	170	-	-	-	170
Primary residential	4,441	-	-	-	4,441
Secondary residential	3,056	-	-	-	3,056
Investment residential	4,371	-	-	-	4,371
Farmland	-	-	-	-	-
Land, lot and construction	-	-	-	-	-
Commercial and agricultural	4,901	-	-	-	4,901
Prime indirect auto loans	6,213	-	-	-	6,213
Sub-prime indirect auto loans	82	-	-	-	82
Home equity loans	24,090	78	1,137	-	25,305
Other consumer loans	5,459	-	87	-	5,546
Total loans	$53,165	$78	$1,224	$-	$54,467

Activity in the allowance for loan losses is as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010
Balance, beginning of period	$402	$-	$29,083
Provision for loan losses charged to expense	621	402	29,697
Loans charged off	(24)	-	(27,432)
Recoveries of loans previously charged off	-	-	1,058
Balance, end of period predecessor company	$-	$-	$32,406

Acquisition accounting adjustment	-	-	(32,046)
Reduction due to deconsolidation of the Bank	(999)	-	-
Balance, end of period successor company	$-	$402	$-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Roll forward of allowance for loan losses for the twelve months ended December 31, 2011:

(Successor Company)	December 31, 2010	Provision	Net Charge- offs	Reduction Due to Deconsolidation of the Bank	December 31, 2011
Real estate mortgage loans:
Commercial	$7	$201	$-	$(208)	$-
Residential	164	206	-	(370)	-
Construction and vacant land	-	75	-	(75)	-
Commercial and agricultural loans	24	13	-	(37)	-
Indirect auto loans	184	108	(24)	(268)	-
Home equity loans	14	11	-	(25)	-
Other consumer loans	9	7	-	(16)	-
Total loans	$402	$621	$(24)	$(999)	$-

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

	Allowance for Loan Losses			Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired	Individually Evaluated for Impairment	Collectively Evaluated for Impairment (1)	Purchased Credit- Impaired
Real estate mortgage loans:
Commercial	$-	$7	$-	$-	$552	$599,820
Residential	-	164	-	-	11,868	213,983
Farmland	-	-	-	-	-	12,083
Construction and vacant land	-	-	-	-	-	38,956
Commercial and agricultural	-	24	-	-	4,901	55,740
Indirect auto loans	-	184	-	-	6,295	21,744
Home equity loans	-	14	-	-	25,305	4,353
Other consumer loans	-	9	-	-	5,546	3,183
Total loans	$-	$402	$-	$-	$54,467	$949,862

(1)
Loans collectively evaluated for impairment include $24,395 of acquired home equity loans, $3,269 of commercial and agricultural loans and $4,935 of other consumer loans which are presented net of unamortized purchase discounts of $(897), $(61), and $(46), respectively.

There were no loans individually evaluated for impairment at December 31, 2010 or during the three months ended December 31, 2010, due to substantially all loans being accounted for as purchase credit-impaired loans as a result of the CBF Investment.  No allowance for loan losses was recorded for those purchased credit-impaired loans disclosed above during the three months ended December 31, 2010.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 7—Premises and Equipment

As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no premises and equipment are reported on the Company’s consolidated balance sheet as of December 31, 2011.

A summary of the cost and accumulated depreciation of premises and equipment as of December 31, 2010 follows:

December 31,	2010
Land	$13,891
Buildings and leasehold improvements	25,133
Furniture, fixtures and equipment	4,597
Construction in progress	259
43,880
Less accumulated depreciation	(727)
Premises and equipment, net	$43,153

Depreciation expense for the year ended December 31, 2011 was $890.  Depreciation expense for the Successor Company in the three months ended December 31, 2010 was $727 and for the Predecessor Company in the nine months ended September 30, 2010 was $2,363.

Rental expense for the year ended December 31, 2011 was $338.  Rental expense for the Successor Company in the three months ended December 31, 2010 was $250 and for the Predecessor Company in the nine months ended September 30, 2010 was $821.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 8—Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the Successor Company year ended December 31, 2011, the Successor Company three months ended December 31, 2010, for the Predecessor Company nine months ended September 30, 2010 and year ended December 31, 2009 are as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance at beginning of period	$29,999	$29,999	$622	$5,160
Goodwill associated with the acquisition of Naples
Capital Advisors, Inc.		-	296	148
Goodwill associated with the acquisition of Riverside
Bank of the Gulf Coast		-	-	1,201
Goodwill impairment		-	-	(5,887)
Reduction due to deconsolidation of the Bank	(29,999)
Balance at end of period	$-	$29,999	918	622
Less: Elimination of Predecessor Company goodwill			(918)
Successor company balance before application of
acquisition method of accounting			$-

December 31, 2011 (Successor Company)

As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no goodwill was reported on the Company’s consolidated balance sheet as of December 31, 2011.

December 31, 2010 (Successor Company)

CBF acquired the voting securities of the Company immediately following its Investment and followed the acquisition method of accounting and applied “acquisition accounting”.  Acquisition accounting requires that the assets purchased, the liabilities assumed, and non-controlling interests all be reported in the acquirer’s financial statements at their fair value, with any excess of purchase consideration over the net assets being reported at fair value is the goodwill.  This acquisition was nontaxable and, as a result, there is no tax basis in the goodwill.  Accordingly, none of the goodwill associated with the acquisition is deductible for tax purposes.

Predecessor Company

The Company performed a review of goodwill for potential impairment as of December 31, 2009.  Based on this review, which included valuing the Company considering a variety of methodologies including using the Company’s stock price as of year-end 2009, transaction multiples of recent comparable transactions and the expected present value of future cash flows, it was determined that impairment existed as of December 31, 2009.  Accordingly, the Company wrote off $5,887 of goodwill relating primarily to the acquisitions of The Bank of Venice and Riverside.

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

Intangible assets consist of the following:

Successor Company	Year Ended December 31, 2011			Year Ended December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Core deposit intangible	$-	$-	$-	$7,500	$187	$7,313
Customer relationship intangible	628	438	190	3,500	88	3,412
Trade Name and Other	60	15	45	770	89	681
Total	$688	$453	$235	$11,770	$364	$11,406

Due to the Merger, as discussed in Note 1, intangible assets of the Bank were deconsolidated. Subsequently, customer relationship intangible and trade name associated with NCA comprised the Company’s  remaining intangible assets. The Company’s registered investment advisor, Naples Capital Advisors, Inc. experienced a decrease in assets under advisement following the departure of certain employees, leading to a $2,872 customer relationship intangible impairment recorded in fourth quarter of 2011.

All of the identified intangible assets are amortized as a non-interest expense over their estimated lives.

Aggregate intangible asset amortization expense was $733 for the year ended December 31, 2011(Successor Company),  $364 for the three months ended December 31, 2010 (Successor Company) and $1,168 and $1,430 for the nine months ended September 30, 2010, and year ended 2009, (Predecessor Company), respectively.

Estimated amortization expense for each of the next five years is as follows:

Years Ending December 31,	Successor Company
2012	$22
2013	22
2014	22
2015	22
2016	22

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 9— Other Real Estate Owned

As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no other real estate owned is reported on the Company’s consolidated balance sheet as of December 31, 2011.  Activity in other real estate owned is as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010
Balance beginning of period	$25,673	$29,531	$21,352
Real estate acquired	4,569	1,992	35,007
Changes in valuation reserve	-	-	(19,171)
Property sold	(8,661)	(5,932)	(6,794)
Reduction due to deconsolidation of the Bank	(21,581)	-	-
Other	-	82	137
Predecessor Company Balance, end of period	NA	NA	$30,531
Successor Company acquisition accounting adjustment	NA	NA	(1,000)
Balance end of period	$-	$25,673	$29,531

Note 10—Time Deposits

As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no time deposits are reported on the Company’s consolidated balance sheet as of December 31, 2011.

Time deposits of $100 or more were $359,869 at December 31, 2010 (Successor Company).

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 11—Short-Term Borrowings and Federal Home Loan Bank Advances

As of December 31, 2010 and through the period until deconsolidation of the Bank in the second quarter of 2011, short-term borrowings included securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and a Treasury, tax and loan note option.

The following table reflects the average daily outstanding, year-end outstanding, maximum month-end outstanding and the weighted average rates paid for each of the categories of short-term borrowings and FHLB advances:

	Successor Company	Successor Company	Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010

Securities sold under agreements to repurchase:
Balance:
Average daily outstanding	$13,993	$42,834	$64,706
Year-end outstanding	-	45,430	43,245
Maximum month-end outstanding	45,448	45,430	73,476
Rate:
Weighted average	0.1%	0.1%	0.1%
Weighted average interest rate	NA	0.1%	0.1%

Treasury, tax and loan note option:
Balance:
Average daily outstanding	$351	$928	$1,184
Year-end outstanding	-	1,728	584
Maximum month-end outstanding	1,700	1,728	1,749
Rate:
Weighted average	0.0%	0.0%	0.0%
Weighted average interest rate	NA	0.0%	0.0%

Advances from the Federal Home Loan Bank-Long Term:
Balance:
Average daily outstanding	$41,465	$131,740	$125,000
Year-end outstanding	-	131,116	125,000
Maximum month-end outstanding	130,796	131,757	125,000
Rate:
Weighted average	0.7%	0.7%	3.8%
Weighted average interest rate	NA	0.7%	3.8%

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 12—Long-Term Borrowings

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

On September 7, 2000, the Company participated in a pooled offering of trust preferred securities.  The Company formed TIBFL Statutory Trust I (the “Trust”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust used the proceeds from the issuance of $8,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate equal to the 10.6% interest rate on the debt securities. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after ten years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.  At December 31, 2011, the carrying value was $8,813.

On July 31, 2001, the Company participated in a pooled offering of trust preferred securities.  The Company formed TIBFL Statutory Trust II (the “Trust II”) a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust II used the proceeds from the issuance of $5,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 358 basis points).  The initial rate in effect at the time of issuance was 7.29% and is subject to change quarterly.  The rate in effect at December 31, 2011 was 4.01%. The debt securities and the trust preferred securities each have 30-year lives.  The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.  At December 31, 2011, the carrying value was $3,734.

On June 23, 2006, the Company issued $20,000 of additional trust preferred securities through a private placement. The Company formed TIBFL Statutory Trust III (the “Trust III”), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust III used the proceeds from the issuance of $20,000 in trust preferred securities to acquire junior subordinated deferrable interest debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 155 basis points). The rate in effect at December 31, 2011 was 1.95%.  The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option at par after five years, and sooner, at a 5% premium, if specific events occur, subject to prior approval by the Federal Reserve Board, if then required.  At December 31, 2011, the carrying value was $10,629.

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

 At December 31, 2011, the maturities of long-term borrowings were as follows:

Successor Company	Fixed Rate	Floating Rate	Total
Due in 2012	$-	$-	$-
Due in 2013	-	-	-
Due in 2014	-	-	-
Due in 2015	-	-	-
Thereafter	8,813	14,363	23,176
Total long-term debt	$8,813	$14,363	$23,176

Note 13—Income Taxes

Income tax expense (benefit) from continuing operations was as follows:

	Successor Company	Successor Company	Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Current income tax benefit:
Federal	$(149)	$(287)	$-	$(188)
State	(6)	(53)	-	(32)
	(155)	(340)	-	(220)
Deferred tax benefit:
Federal	(676)	504	(16,877)	(14,292)
State	(69)	93	(2,893)	(2,429)
	(745)	597	(19,770)	(16,721)

Valuation allowance	-	-	19,770	30,392

Total	$(900)	$257	$-	$13,451

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

A reconciliation of income tax computed at applicable Federal statutory income tax rates to total income taxes reported is as follows:

	Successor Company	Successor Company	Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Pretax income from continuing operations	$1,900	$817	$(52,805)	$(48,097)
Income taxes computed at Federal statutory tax rate	$665	$278	$(17,954)	$(16,353)
Effect of:
Tax-exempt income, net	(27)	(55)	(238)	(685)
State income taxes, net	(79)	26	(1,909)	(1,624)
Non-deductible goodwill		-	-	1,557
Equity in income from investment	(1,429)	-	-	-
Stock based compensation expense, net	-	-	205	96
Other, net	(30)	8	126	68
Change in valuation allowance	-		19,770	30,392
Total income tax expense (benefit)	$(900)	$257	$-	$13,451

The details of the net deferred tax asset/ (liability) as of December 31, 2011 and 2010 are as follows:

	Successor Company
	2011	2010
Allowance for loan losses	$-	$130
Purchase accounting adjustment	-	13,752
Net operating loss and AMT carryforward	-	5,167
Recognized impairment of other real estate owned	-	1,632
Net unrealized losses on securities available for sale	-	1,392
Acquisition related intangibles	148	-
Other	-	89
Total gross deferred tax assets	148	22,162

Purchase accounting adjustment	(3,789)	-
Deferred loan costs	-	(452)
Acquisition related intangibles	-	(1,676)
Other	-	(61)
Total gross deferred tax liabilities	(3,789)	(2,189)

Net temporary differences	(3,641)	19,973

Valuation allowance	-	-

Net deferred tax asset/ (liability)	$(3,641)	$19,973

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Successor Company

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. As of December 31, 2011, management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time of the analysis, concluded that a valuation allowance was not necessary as temporary differences would become recognizable for tax purposes after consideration of the limitation on the utilization of net operating losses and net unrealized built-in losses (NUBIL).

Due to the Merger discussed above, TIB Bank deconsolidated from the Company as of April 29, 2011. As a result, the current and deferred provision/(benefit) includes four months of the operations of TIB Bank. The deferred tax assets and liabilities of TIB Bank were transferred to Capital Bank, NA. Thus, the deferred tax asset and  liabilities as of December 31, 2011 include the amortized trust preferred and unrealized gains on securities available for sale at the Company, and the acquisition related intangibles at NCA.

As a result of the Investment made by CBF on September 30, 2010, the Company had undergone a “change in ownership” as that term is defined in the Internal Revenue Code. This change in ownership resulted in a significant limitation of the amount of net operating losses and net NUBIL that can be utilized by the Company.  NUBIL represents the excess of the tax basis of the Company’s assets over their fair market value. As a consequence, no deferred taxes have been recognized for NUBIL’s that are estimated not to be realizable as a result of the limitation on the utilization of NUBILs.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of the State of Florida. For the tax period ending December 31, 2011, the successor company will be included in CBF’s consolidated Federal and Florida income tax return. The Company is no longer subject to examination by taxing authorities for years before 2008.

There were no unrecognized tax benefits at December 31, 2011 and the Company does not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Note 14—Employee Benefit Plans

As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no assets or liabilities related to benefit plans were reported on the Company’s consolidated balance sheet as of December 31, 2011.

The Company maintains an Employee Stock Ownership Plan with 401(k) provisions that covers all employees who are qualified as to age and length of service. Three types of contributions can be made to the Plan by the Company and participants: basic voluntary contributions which are discretionary contributions made by all participants; a matching contribution, whereby the Company will match 50 percent of salary reduction contributions up to 5 percent of compensation; and an additional discretionary contribution which may be made by the Company and allocated to the accounts of participants on the basis of total relative compensation.  The Successor Company contributed $102 to the plan for the year end December 31, 2011 and $83 for the three months ended December 31, 2010 and the Predecessor Company contributed $256 and $334 to the plan for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

TIB Bank entered into salary continuation agreements with several of its executive officers. The plans were nonqualified deferred compensation arrangements that were designed to provide supplemental retirement income benefits to participants.  The Predecessor Company expensed $236 and $227 for the accrual of future salary continuation benefits in the nine months ended September 30, 2010, and year ended December 31, 2009, respectively.  The Bank purchased single premium life insurance policies on several of these individuals.  Cash value income (net of related insurance premium expense) totaled $197 and $328 in the nine months ended 2010, and year ended December 31, 2009 (Predecessor Company), respectively and $101 and $66 in the year ended December 31, 2011 and the three months ended December 31, 2010 (Successor Company), respectively.  Other assets at December 31, 2010 included $6,610 in cash surrender value of life insurance. In 2010, following the investment by CBF and the TARP repayment, the salary continuation agreements were terminated and the executives each received a lump sum distribution of their respective accrued benefit earned under their agreement resulting in a total payout of $1,305 by the Successor Company.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

In 2001, TIB Bank established a non qualified retirement benefit plan for eligible Bank directors.  Under the plan, the Bank pays each participant, or their beneficiary, the amount of directors fees deferred and interest in 120 equal monthly installments, beginning the month following the director’s normal retirement date.  The Company expensed $3 and  $9, in  the year ended December 31, 2011 and three months ended December 31, 2010 (Successor Company), respectively and $29 and $42 in the nine months ended September 30, 2010 and year ended December 31, 2009 (Predecessor Company), respectively, for the accrual of retirement benefits. TIB Bank purchased single premium split dollar life insurance policies on these individuals.  Cash value income (net of related insurance premium expense) totaled $50 and $38 in the year ended December 31, 2011 and the three months ended December 31, 2010 (Successor Company), respectively and $120 and $170 in the nine months ended September 30, 2010, and year ended December 31, 2009 (Predecessor Company), respectively.  In addition, a $134 gain was recognized on the policy of a deceased former director by the Predecessor Company in the nine months ended September 30, 2010. Other assets included $4,336 in surrender value and other liabilities included retirement benefits payable of $430 at December 31, 2010 (Successor Company). In connection with changes made to bring the plan agreements into compliance with section 409A of the Internal Revenue Code the four current directors participating in the plan each elected to receive a lump sum distribution from the Predecessor Company in 2009 of the amount vested, accrued and earned through December 31, 2008. In 2011 the director deferred agreements were terminated and the directors participating in the plan each received a lump sum distribution of their respective deferral account balances resulting in a total payout of $431 by the Successor Company.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 15—Related Party Transactions

As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no loans or deposits were reported on the Company’s consolidated balance sheet as of December 31, 2011.  Activity in loans outstanding to certain of the Company’s executive officers, directors, and their related business interests is as follows:

Beginning balance, January 1, 2011	$182
New loans	9
Repayments	(34)
Reduction due to deconsolidation of the Bank	(157)
Ending balance, December 31, 2011	$-

Note 16—Regulatory Capital Requirements

As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no capital ratios for the Bank as of December 31, 2011 are reported in the Company’s notes to consolidated financial statements.

The Company (on a consolidated basis) is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements results in certain discretionary and required actions by regulators that could have an effect on the Company’s operations. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Capital Adequacy and Ratios

To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At December 31, 2011 the Company maintained capital ratios exceeding the requirement to be considered adequately capitalized.  These minimum amounts and ratios along with the actual amounts and ratios for the Company as of December 31, 2011 and 2010 and the Bank as of December 31, 2010 are presented in the following tables.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

December 31, 2011 (Successor Company)	Well Capitalized Requirement		Adequately Capitalized Requirement			Actual
	Amount	Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated	N/A	N/A	$	≥ 8,231	≥ 4.0%	$198,337	96.4%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	N/A	N/A	$	≥ 8,065	≥ 4.0%	$198,337	98.4%

Total Capital (to Risk Weighted Assets)
Consolidated	N/A	N/A	$	≥ 16,129	≥ 8.0%	$198,337	98.4%

December 31, 2010 (Successor Company)	Well Capitalized Requirement			Adequately Capitalized Requirement			Actual
	Amount		Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
Consolidated		N/A	N/A	$	≥ 67,746	≥ 4.0%	$139,152	8.2%
TIB Bank	$	≥ 84,269	≥ 5.0%		≥ 67,415	≥ 4.0%	135,783	8.1%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 41,733	≥ 4.0%	$139,152	13.3%
TIB Bank	$	≥ 62,599	≥ 6.0%		≥ 41,733	≥ 4.0%	135,783	13.0%

Total Capital (to Risk Weighted Assets)
Consolidated		N/A	N/A	$	≥ 83,465	≥ 8.0%	$139,583	13.4%
TIB Bank	$	≥ 104,332	≥ 10.0%		≥ 83,466	≥ 8.0%	136,214	13.1%

Management believes, as of December 31, 2011, that the Company meets all capital requirements to which they are subject.  Tier 1 Capital for the Company includes the trust preferred securities that were issued in September 2000, July 2001 and June 2006 to the extent allowable.

On September 22, 2010 the Federal Reserve Bank of Atlanta (FRB) and the Company entered into a written agreement (the “Written Agreement”) where the Company agreed, among other things, that it would not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB. On September 28, 2011, pursuant to approval by the FRB of a written request by the Company, the Company resumed payments of all amounts due for current and deferred interest through the next payment date for each of its trust preferred securities. On November 8, 2011, the FRB notified the Company that the Written Agreement was terminated effective April 30, 2011 given that TIB Bank was merged into Capital Bank and that the condition of the Company was subsequently upgraded.

On January 18, 2011, the Company concluded a rights offering wherein legacy shareholders with rights to purchase up to 1,489 shares of common stock, at a price of $15.00 per share, acquired 533 shares of newly issued common stock. The rights offering resulted in net proceeds of $7,763. The record date for the rights offering was July 12, 2010.

Subsidiary Dividend Limitations

Currently, the OCC Operating Agreement with Capital Bank prohibits the Bank from paying a dividend for three years following the July 16, 2010 initial acquisition date. Once the three-year period has elapsed, the agreement imposes other restrictions on Capital Bank’s ability to pay dividends including requiring prior approval from the OCC before any distribution is made.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2011, if not subject to other restrictions, would have been limited to approximately $9,245.

Note 17 – Stock-Based Compensation

As of December 31, 2011, the Company has one compensation plan under which shares of its common stock are issuable in the form of stock options, restricted shares, stock appreciation rights, performance shares or performance units. This is its 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders at the May 25, 2004 annual meeting. Pursuant to the merger agreement, upon the April 30, 2007 closing of its acquisition of The Bank of Venice, the Company granted 1 stock options in exchange for the options outstanding for the purchase of shares of common stock of The Bank of Venice at such date. The options were fully vested at the grant date and ranged in price from $863.92 to $992.68 per share as determined by the conversion ratio specified in the merger agreement. Previously, the Company had granted stock options under the 1994 Incentive Stock Option and Nonstatutory Stock Option Plan (the “1994 Plan”) as amended and restated as of August 31, 1996. Under the 2004 Plan, the Board of Directors of the Company may grant nonqualified stock–based awards to any director, and incentive or nonqualified stock-based awards to any officer, key executive, administrative, or other employee including an employee who is a director of the Company. Subject to the provisions of the 2004 Plan, the maximum number of shares of common stock of the Company that may be optioned or awarded through the 2014 expiration of the plan is 13 shares, no more than 3 of which may be issued pursuant to awards granted in the form of restricted shares.  Such shares may be treasury, or authorized but unissued, shares of common stock of the Company.  If options or awards granted under the Plan expire or terminate for any reason without having been exercised in full or released from restriction, the corresponding shares shall again be available for option or award for the purposes of the Plan as long as no dividends have been paid to the holder in accordance with the provisions of the grant agreement.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The following table summarizes the components and classification of stock-based compensation expense for the year ended December 31, 2011 and three months ended December 31, 2010 (Successor Company), and for the nine months ended September 31, 2010 and the year ended December 31, 2009 (Predecessor Company).

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Stock options	$-	$-	$625	$296
Restricted stock	-	-	344	394
Total stock-based compensation expense	$-	$-	$969	$690

Salaries and employee benefits	$-	$-	$768	$381
Other expense	-	-	201	309
Total stock-based compensation expense	$-	$-	$969	$690

No tax benefit related to stock-based compensation expense arising from restricted stock awards and non-qualified stock options was recorded for the nine months ended September 30, 2010 and year ended December 31, 2009 due to the recognition of a full valuation allowance against deferred income tax assets.

The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on ASC 718 and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the weighted average assumptions used to compute the grant-date fair value of options granted for the year ended December 31, 2009:

Predecessor Company
2009
Dividend yield	0.00%
Risk-free interest rate	3.06%
Expected option life	6.5 years
Volatility	80%
Weighted average grant-date fair value of options granted	$116.34

•	The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock. An increase in dividend yield will decrease stock compensation expense.

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

No stock options were granted for the Successor Company year ended December 31, 2011 and three months ended December 31, 2010 or the Predecessor Company nine months ended September 30, 2010.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. During 2009 and 2010, stock based compensation expense was recorded based upon estimates that we would experience no forfeitures. Our estimate of forfeitures will be reassessed in subsequent periods based on historical forfeiture rates and may change based on new facts and circumstances. Any changes in our estimates will be accounted for prospectively in the period of change.

As of December 31, 2011, there was no unrecognized compensation expense associated with stock options and restricted stock due to the accelerated vesting of all stock options and restricted stock and the recognition of associated compensation expense upon the closing of the investment by CBF on September 30, 2010.

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

A summary of the stock option activity in the plans is as follows:

Predecessor Company
	Shares	Weighted Average Exercise Price
Balance, January 1, 2009	7	$894.82
Granted	2	162.18
Exercised	-	-
Expired or forfeited	(1)	947.37
Balance, December 31, 2009	8	$680.42
Granted	-	-
Exercised	-	-
Expired or forfeited	(0)	666.32
Balance, September 30, 2010	8	$681.31

Successor Company
	Shares	Weighted Average Exercise Price
Balance, September 30, 2010	8	$681.31
Granted	-	-
Exercised	-	-
Expired or forfeited	(1)	497.55
Balance, December 31, 2010	7	$688.80
Granted	-	-
Exercised	-	-
Expired or forfeited	(5)	744.86
Balance, December 31, 2011	2	$541.61

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

	Successor Company				Predecessor Company
Options exercisable at:	December 31, 2011		December 31, 2010		September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	2	$541.61	7	$688.80	8	$681.31

Successor Company

The weighted average remaining terms for outstanding stock options and for exercisable stock options were 5.2 years and 5.2 years at December 31, 2011, respectively. The aggregate intrinsic value at December 31, 2011 was $0 for stock options outstanding and $0 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Options outstanding at December 31, 2011 were as follows:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$158.42 – $584.28	1	5.85	$242.16	1	$242.16
584.29 – 1,072.46	1	4.68	783.56	1	783.56
1,072.47 – 1,489.52	0	3.51	1,276.43	0	1,276.43
$158.42– $1,489.52	2	5.19	$541.61	2	$541.61

Proceeds received from the exercise of stock options were $0 during the year ended December 31, 2011 and three months ended December 31, 2010. The intrinsic value related to the exercise of stock options was $0 during the year ended December 31, 2011 and the three months ended December 31, 2010. No tax benefit was recorded for the year ended December 31, 2011 and the three months ended December 31, 2010 as there were no exercises of non-qualified stock options or disqualifying dispositions.

Predecessor Company

Proceeds received from the exercise of stock options were $0 and $0 during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. The intrinsic value related to the exercise of stock options was $0 and $0, the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. No tax benefit was recorded for the nine months ended September 30, 2010 and the year ended December 31, 2009 as there were no exercises of non-qualified stock options or disqualifying dispositions.

Restricted Stock

Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is generally on a straight-line basis and ranges from one to five years. The value of the restricted stock, estimated to be equal to the closing market price on the date of grant, is amortized on a straight-line basis over the respective service periods.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Successor Company

For the year ended December 31, 2011 and the three months ended December 31, 2010, no restricted stock awards vested due to the accelerated vesting of all restricted stock upon the closing of the investment by CBF on September 30, 2010.

Predecessor Company

The fair market value of restricted stock awards that vested was $27 and $101 during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. No tax benefit was recorded for the nine months ended September 30, 2010 and the year ended December 31, 2009 due to the recognition of a full valuation allowance against deferred income tax assets.

A summary of the restricted stock activity in the plan is as follows:

Predecessor Company
	Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2009	1	$1,084.83
Granted	-	-
Vested	(0)	1,140.67
Expired or forfeited	(0)	725.88
Balance, December 31, 2009	1	$1,089.43
Granted	-	-
Vested	(1)	1,089.43
Expired or forfeited	-	-
Balance, September 30, 2010	-	$-

Successor Company
	Shares	Weighted Average Grant-Date Fair Value
Balance, September 30, 2010	-	$-
Granted	-	-
Vested	-	-
Expired or forfeited	-	-
Balance, December 31, 2010	-	$-
Granted	-	-
Vested	-	-
Expired or forfeited	-	-
Balance, December 31, 2011	-	$-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 18—Loan Commitments and Other Related Activities

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

As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no loan commitments or other related activities were reported on the Company’s consolidated balance sheet as of December 31, 2011. The contractual amount of financial instruments with off-balance-sheet risk was as follows at December 31, 2010:

	2010
	Fixed Rate	Variable Rate
Commitments to make loans	$7,149	$4,549
Unfunded commitments under lines of credit	4,150	44,857

Commitments to make loans are generally made for periods of 30 days.  As of December 31, 2010, the fixed rate loan commitments have interest rates ranging from 2.94% to 11.00% and maturities ranging from 1 year to 30 years.

As of December 31, 2010 letters of credit totaled $1,638.

Note 19—Supplemental Financial Data

Components of other expense in excess of 1 percent of total interest and non-interest income are as follows:

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Foreclosed asset related expense	$565	$536	$21,687	$3,149
Goodwill impairment	-	-	-	5,887
FDIC & state assessments	1,278	1,184	3,515	3,962
Legal and professional fees	1,995	856	2,866	3,270
Computer services	628	849	2,022	2,708
Capital raise expense	-	-	2,067	-
Customer relationship intangible impairment	2,872	-	-	-
Amortization of intangibles	733	364	1,168	1,431
Postage, courier and armored car	377	260	823	1,084
Insurance non-building	531	447	1,171	870
Marketing and community relations	267	258	860	1,128
Collection expense	(9)	(7)	40	353
Operational charge-offs	51	48	69	155
Net (gain) loss on disposition of repossessed assets	(16)	39	9	(244)

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 20—Fair Values of Financial Instruments

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

As discussed in Note 3 Equity Method Investment in Capital Bank NA, due to the deconsolidation of the Bank during the second quarter of 2011, the Company had no assets or liabilities measured at fair value on a recurring or non recurring basis as of December 31, 2011.

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

Valuation of Impaired Loans and Other Real Estate Owned

The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses and other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. The Company generally uses independent external appraisers in this process who routinely make adjustments to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The Company’s policy is to update appraisals, at a minimum, annually for all classified assets, which include collateral dependent loans and OREO. We consider appraisals dated within the past 12 months to be current and do not typically make adjustments to such appraisals. In the Company’s process for reviewing third-party prepared appraisals, any differences of opinion on values, assumptions or adjustments to comparable sales data are typically reconciled directly with the independent appraiser prior to acceptance of the final appraisal.

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

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended December 31, 2010 (Successor Company), and nine month ended September 30, 2010 (Predecessor Company) and still held at the end of each respective period.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
	Successor Company	Predecessor Company
	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010
Balance, beginning of period	$808	$759
Included in earnings – other than temporary impairment	-	-
Included in other comprehensive income	(13)	49
Transfer in to Level 3	-	-
Balance, end of period	$795	$808

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Successor Company		Fair Value Measurements Using
December 31, 2010		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other real estate owned	$25,673	$-	$-	$25,673
Other repossessed assets	104	-	104	-

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

Carrying amount and estimated fair values of financial instruments were as follows at December 31:

	Successor Company		Successor Company
	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,221	$2,221	$153,794	$153,794
Investment securities available for sale	-	-	418,092	418,092
Loans, net	-	-	1,004,228	995,744
Federal Home Loan Bank and Independent Bankers’ Bank stock	-	-	9,621	N/A
Accrued interest receivable	-	-	4,917	4,917

Financial liabilities:
Non-contractual deposits	-	-	648,019	648,019
Contractual deposits	-	-	719,006	719,328
Federal Home Loan Bank Advances	-	-	131,116	130,906
Short-term borrowings	-	-	47,158	47,156
Long-term repurchase agreements	-	-	-	-
Subordinated debentures	23,176	24,093	22,887	25,267
Accrued interest payable	132	132	7,260	7,260

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 21—Condensed Financial Information of TIB Financial Corp.

Condensed Balance Sheets
(Parent Only)
	Successor Company
December 31,	2011	2010
Assets:
Cash and due from banks	$1,645	$3,506
Investment in bank subsidiaries	200,843	198,403
Investment in other subsidiaries	2,224	3,726
Other assets	1,092	410
Total Assets	$205,804	$206,045

Liabilities and Shareholders’ Equity:
Accrued interest payable	$132	$2,102
Long-term borrowings	24,198	23,909
Other liabilities	4,096	3,284
Shareholders’ equity	177,378	176,750
Total Liabilities and Shareholders’ Equity	$205,804	$206,045

Condensed Statements of Income
(Parent Only)

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Operating income:
Interest Income	$42	$12	$3	$97
Dividends from other subsidiaries	48	-	-	31
Total operating income	90	12	3	128

Operating expense:
Interest expense	1,934	470	1,153	1,626
Other expense	886	202	1,720	1,660
Total operating expense	2,820	672	2,873	3,286
Loss before income tax benefit and equity in undistributed earnings of subsidiaries	(2,730)	(660)	(2,870)	(3,158)
Income tax benefit	1,023	244	-	540
Loss before equity in undistributed earnings of subsidiaries	(1,707)	(416)	(2,870)	(2,618)
Equity in income (losses) of subsidiaries	4,507	976	(49,935)	(58,930)

Net income (loss)	$2,800	$560	$(52,805)	$(61,548)

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

—Condensed Financial Information of TIB Financial Corp. (Continued)

Condensed Statements of Cash Flows
(Parent Only)

	Successor Company		Predecessor Company
	Year Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$2,800	$560	$(52,805)	$(61,548)
Equity in (income) losses of subsidiaries	(4,507)	(976)	49,935	58,930
Stock-based compensation expense	-	-	178	287
Increase (decrease) in net income tax obligation	(1,166)	(238)	184	997
(Increase) decrease in other assets	(70)	415	(58)	128
Increase (decrease) in other liabilities	(1,740)	(3,746)	1,146	307
Net cash provided by (used in) operating activities	(4,683)	(3,985)	(1,420)	(899)

Cash flows from investing activities:
Investment in bank subsidiaries	(5,241)	(5,114)	(150,000)	(20,500)
Investment in other subsidiaries	300	-	(296)	(148)
Net cash used in investing activities	(4,941)	(5,114)	(150,296)	(20,648)

Cash flows from financing activities:
Net proceeds from issuance of common shares	-	-	-	(48)
Income tax effect of stock based compensation	-	-	(184)	(206)
Proceeds from issuance of common stock	7,763	-	-	-
Proceeds from subsidiaries for equity awards	-	-	791	401
Net proceeds from Capital Bank Financial, Corp. investment	-	-	162,840	-
Cash dividends paid	-	-	-	(1,285)
Net cash provided by (used in) financing activities	7,763	-	163,447	(1,138)

Net increase (decrease) in cash	(1,861)	(9,099)	11,731	(22,685)
Cash, beginning of period	3,506	12,605	874	23,559
Cash, end of period	$1,645	$3,506	$12,605	$874

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 22—Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results for 2011 and 2010:

	Successor Company					Predecessor Company
	2011				2010	2010
	Fourth	Third	Second	First	Fourth	Third	Second	First
Condensed income statements:

Interest income	$2	$10	$5,290	$15,844	$15,681	$17,042	$16,988	$18,287
Net interest income	(490)	(461)	3,934	12,682	12,432	10,786	10,602	11,494
Provision for loan losses	-	-	136	485	402	17,072	7,700	4,925
Equity in income from investment in Capital Bank, NA	1,453	1,973	658	-	-	-	-	-
Investment securities gain	-	-	-	12	-	-	993	1,642
Customer relationship intangible impairment	2,872	-	-	-	-	-	-	-
Income (Loss) from continuing operations	(819)	1,591	960	1,068	560	(33,655)	(14,099)	(5,051)
Income earned by preferred shareholders	-	-	-	-	-	680	669	660
Gain on Retirement of Series A preferred allocated to common shareholders	-	-	-	-	-	(24,276)	-	-
Net income (loss) allocated to common shareholders	(819)	1,591	960	1,068	560	(10,059)	(14,768)	(5,711)

Basic earnings (loss) per common share	$(0.07)	$0.13	$0.08	$0.09	$0.05	$(67.56)	$(99.19)	$(38.36)
Diluted earnings (loss) per common share	$(0.07)	$0.13	$0.07	$0.07	$0.03	$(67.56)	$(99.19)	$(38.36)

The Successor Company reported net income of $2,800 for the year ended December 31, 2011.  As discussed in Note 1, due to the deconsolidation of the Bank during the second quarter of 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger date, the company began to account for its ownership in Capital Bank, NA under the equity method of accounting.  Equity in income from investment in Capital Bank, NA was $4,084 for the year ended December 31, 2011.  During the fourth quarter of 2011, the Company performed an impairment test which resulted in the recognition of an impairment charge of $2,872 relating to Naples Capital Advisors, Inc.’s customer relationship intangible asset. The termination of employment and subsequent direct competition of several employees of Naples Capital Advisors resulted in a decrease in assets under management. Interest income and interest expense after deconsolidation of the Bank are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

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

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no other significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

TIB Financial Corp.’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that, as of December 31, 2011, the company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Date: April 9, 2012

/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer

ITEM 9B:  OTHER INFORMATION

Not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Information About the Board of Directors and Their Committees” and “Executive Officers” under the caption "Election of Directors", “Audit Committee Report” and “Filings Under Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be utilized in connection with the Company's 2012 Annual Shareholders Meeting is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics (our “Code of Ethics”) that applies to our employees, officers and directors. The complete Code of Ethics is available on our website at www.capitalbank-us.com. If at any time it is not available on our website, we will provide a copy upon written request made to our Corporate Secretary, c/o Capital Bank Corporation, 333 Fayetteville Street, Suite 700, Raleigh, North Carolina 27601, telephone (919) 645-6400. Information on our website is not part of this report. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.capitalbank-us.com or by filing a Current Report on Form 8-K.

ITEM 11:  EXECUTIVE COMPENSATION

The information contained under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, "Executive Compensation” and “Compensation of Directors" in the Proxy Statement to be utilized in connection with the Company's 2012 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the captions "Management and Principal Shareholders" and “Equity Compensation Plan Information” under “Executive Compensation” in the Proxy Statement to be utilized in connection with the Company's 2012 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Director Independence” under “Election of Directors” and "Certain Relationships and Related Transactions" in the Proxy Statement to be utilized in connection with the Company's 2012 Annual Shareholders Meeting is incorporated herein by reference.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption "Independent Public Accountants" in the Proxy Statement to be utilized in connection with the Company's 2012 Annual Shareholders Meeting is incorporated herein by reference.

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

3.  Exhibits
Exhibit Numbers

2.1	Plan of Merger adopted by the Board of Directors of North American Financial Holdings, Inc., dated September 1, 2011 (gg)
2.2
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of First National Bank of the South, Spartanburg, South Carolina, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (gg)

2.3
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Metro Bank of Dade County, Miami, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (gg)

2.4
Purchase and Assumption Agreement, dated as of July 16, 2010, among the Federal Deposit Insurance Corporation, Receiver of Turnberry Bank, Aventura, Florida, the Federal Deposit Insurance Corporation and NAFH National Bank (Single Family Shared-Loss Agreement and Commercial Shared-Loss Agreement included as Exhibits 4.15A and 4.15B thereto, respectively) (gg)

2.5
Agreement of Merger of TIB Bank with and into NAFH National Bank, by and between NAFH National Bank and TIB Bank, dated as of April 27, 2011(Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request) (gg)

2.6
Agreement of Merger of Capital Bank with and into NAFH National Bank, by and between NAFH National Bank and Capital Bank, dated as of June 30, 2011(Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request) (gg)

2.7
Agreement and Plan of Merger of GreenBank with and into Capital Bank, National Association, by and between GreenBank and Capital Bank, National Association, dated as of September 7, 2011 (Exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit will be furnished supplementally to the Securities and Exchange Commission upon request) (gg)

3.1	Restated Articles of Incorporation (a)

3.2	Amendment to Articles of Incorporation (b)
3.3	Bylaws (c)
3.4	Amendment to TIB Financial Corp. Bylaws (l)
3.5	Articles of Amendment to the Restated Articles of Incorporation authorizing the Preferred Shares. (r)
3.6	Warrant to Purchase up to 1,063,218 shares of Common Stock.
3.7	Articles of Amendment to the Restated Articles of Incorporation authorizing Series B Convertible Participating Voting Preferred Stock (u)
3.8	Articles of Amendment to Restated Articles of Incorporation of TIB Financial Corp. (v)
3.9	Articles of Amendment to Restated Articles of Incorporation of TIB Financial Corp. (w)
3.10	Bylaws of TIB Financial Corp. (x)
3.11	Certificate of Designations, Preferences, Rights and Limitation of Series B Convertible Participating Voting Preferred Stock (aa)
3.12	Articles of Amendment to Restated Articles of Incorporation of TIB Financial Corp. (ff)
4.1	Specimen Stock Certificate (d)
4.2	Indenture dated as of September 7, 2000 Junior Subordinated Deferrable Interest Debentures due 2030 (z)
4.3	Indenture dated as of July 31, 2001 Floating Rate Junior Subordinated Deferrable Interest Debentures due 2031 (z)
4.4	Indenture dated as of June 23, 2006 Junior Subordinated Debt Securities due July 7, 2036 (z)
4.5	Warrant dated September 30, 2010 to purchase shares of Common Stock and Series B Convertible Participating Voting Preferred Stock (aa)
10.1	Employment Agreement between Edward V. Lett, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (f)
10.2	401(K) Savings and Employee Stock Ownership Plan (d), (e)
10.3	Employee Incentive Stock Option Plan (d), (e)
10.4	Employment Agreement between Michael D. Carrigan, TIB Financial Corp. and TIB Bank effective March 1, 2004 (e), (g)
10.5	Employment Agreement between Alma Shuckhart, TIB Financial Corp., and TIB Bank effective March 1, 2004. (e), (g)
10.6	Employment Agreement between Stephen J. Gilhooly, TIB Financial Corp., and TIB Bank effective September 27, 2006 (e), (h)
10.7	Form of Director Deferred Fee Agreement (e), (i)
10.8	Form of Salary Continuation Agreement (e), (i)
10.9	Form of Executive Officer Split Dollar Agreement (e), (i)
10.10	Form of Director Deferred Fee Agreement – First Amendment (e), (f)

10.11	Form of Executive Officer Split Dollar Agreement – First Amendment (e), (f)
10.12	Form of Salary Continuation Agreement – First Amendment (e), (j)
10.13	Form of Restricted Stock Agreement (k)
10.14	Form of Restricted Stock Agreement Addendum (k)
10.15	Form of Salary Continuation Agreement – Second Amendment (e), (m)
10.16	Marketing and Sales Alliance Agreement (k)
10.17	Non-Competition Agreement (k)
10.18	Form of Salary Continuation Agreement - Michael Carrigan and Steve Gilhooly (e), (n)
10.19	Stock Purchase Agreement between Naples Capital Advisors, Inc., John M. Suddeth, Jr. and Michael H. Morris, and TIB Financial Corp. (o)
10.20	Amendment to the Employment Agreement for Alma Shuckhart (e), (t)
10.21	Employment Agreement between David F. Voigt, TIB Financial Corp., and The Bank of Venice (e), (q)
10.22	Second Amendment to the Employment Agreement for Alma Shuckhart (e), (p)
10.23	Form of Stock Purchase Agreement (s)
10.24	Form of Registration Rights Agreement (s)
10.25	Form of Relationship Agreement (s)
10.26	Form of Common Stock Warrant (s)
10.27	Letter Agreement, dated December 5, 2008 between the Company and the United States Department of Treasury (r)
10.28	Form of Waiver, executed by each Messrs. Thomas J. Longe, Edward V. Lett, Stephen J. Gilhooly, Michael D. Carrigan and Michael H. Morris (r)
10.29	Form of Letter Agreement, executed by each Messrs. Thomas J. Longe, Edward V. Lett, Stephen J. Gilhooly, Michael D. Carrigan and Michael H. Morris (r)
10.30	Securities Purchase Agreement – Standard Terms between the Company and the United States Department of Treasury (r)
10.31	Form of Offer Letter/Waiver by and between TIB Financial Corp. and Thomas J. Longe, Stephen J. Gilhooly, Michael D. Carrigan and Alma R. Shuckhart, effective September 30, 2010 (e), (y)
10.32	Form of Offer Letter/Waiver by and between Michael H. Morris and TIB Financial Corp. effective September 30, 2010 (e), (y)
10.33	Registration Rights Agreement dated September 30, 2010, by and between TIB Financial Corp. and North American Financial Holdings, Inc. (aa)
10.34	Form of Indemnification Agreement by and between TIB Financial Corp. and its directors and certain officers (aa)
10.35	Form of Indemnification Agreement by and between TIB Bank and its directors and certain officers (aa)

10.36	Form of Written Agreement between TIB Financial Corp. and the Federal Reserve Bank of Atlanta (bb)
10.37	Form of Consent Order between TIB Bank, the Federal Deposit Insurance Corporation, and the State of Florida Office of Financial Regulation (cc)
10.38	Form of Investment Agreement dated as of June 29, 2010, by and among TIB Financial Corp., TIB Bank and North American Financial Holdings, Inc. (dd)
10.39	Agreement dated as of June 7, 2010, by and among TIB Financial Corp., TIB Bank, Marty E. Adams, Kevin Thompson and John Loeber (ee)
10.40	Investment Right and Expense Reimbursement Agreement dated as of June 7, 2010 by and among TIB Financial Corp., TIB Bank, and Resource Financial Institutions Group, Inc. (ee)
14.1	Board of Directors Ethics Code (k)
14.2	Senior Financial Officer Ethics Code (k)
21.1	Subsidiaries of the Registrant
23.1	Consent of Crowe Horwath LLP
31.1	Chief Executive Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer’s certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Chief Executive Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer’s certification required under Section 906 of Sarbanes-Oxley Act of 2002
99.1	Amendment No. 1 to TIB Financial Corp. 2004 Equity Incentive Plan (e), (ff)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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
(c)
Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-3, dated March 3, 2010 (Registration No. 333-113489) and such document is incorporated herein by reference.

(d)
Previously filed by the Company as an Exhibit (with the same respective Exhibit Number as indicated herein) to the Company's Registration Statement on Form S-4, dated May 10, 1996 (Registration No. 333-03499) and such document is incorporated herein by reference.

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
(m)
Items 10.15  was previously filed by the Company as Exhibits (with the same respective exhibit number as indicated herein) to the Company's December 31, 2006 Form 10-K and such documents are incorporated herein by reference.

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

(aa)
Items 3.11, 4.5, 10.33, 10.34 and 10.35 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on October 1, 2010 and such documents are incorporated herein by reference.

(bb)	Item 10.36 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on September 23, 2010 and is incorporated herein by reference.
(cc)	Item 10.37 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on July 8, 2010 and is incorporated herein by reference.
(dd)	Item 10.38 was previously filed by the Company as an Exhibit to the Form 8-K filed by the Company on June 30, 2010 and is incorporated herein by reference.
(ee)	Items 10.39 and 10.40 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on June 11, 2010 and such documents are incorporated herein by reference.
(ff)	Items 3.12 and 99.1 were previously filed by the Company as Exhibits to the Form 8-K filed by the Company on May 26, 2010 and such documents are incorporated herein by reference.
(gg)
Items 2.1, 2.2, 2.3, 2.4, 2.5, 2.6 and 2.7 were previous filed by North American Financial Holdings, Inc. as Exhibits to the Registration Statement on Form S-4 (File No. 333-176796) filed with the SEC on September 12, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 9, 2012.

TIB FINANCIAL CORP.

By:	/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 9, 2012.

Signature	Title

/s/ R. Eugene Taylor	Chief Executive Officer (Principal Executive Officer), Chairman of the Board of Directors.
R. Eugene Taylor

/s/ Christopher G. Marshall	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer), Director
Christopher G. Marshall

/s/ R. Bruce Singletary	Chief Risk Officer, Director
R. Bruce Singletary

/s/ Peter N. Foss	Director
Peter N. Foss

/s/ William A. Hodges	Director
William A. Hodges

/s/ Bradley A. Boaz	Director
Bradley A. Boaz

/s/ Howard B. Gutman	Director
Howard B. Gutman