Form 10-Q
period 2012-03-31
TIB FINANCIAL CORP.
filed 2012-05-08
CIK 1013796

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value		12,349,935
Class		Outstanding as of May 1, 2012

TIB FINANCIAL CORP.
FORM 10-Q
For the Quarter Ended March 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TIB FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share amounts)

(Dollars and shares in thousands, except per share data)	(Unaudited)
	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$1,008	$1,159
Interest-bearing deposits with banks	874	1,062
Cash and cash equivalents	1,882	2,221
Intangible assets, net	227	235
Other assets	1,308	1,324
Equity method investment in Capital Bank, NA	202,872	200,843
Total assets	$206,289	$204,623

Liabilities and Shareholders’ Equity
Liabilities
Long-term borrowings	$23,250	$23,176
Deferred income tax liability	3,615	3,641
Other liabilities	557	428
Total liabilities	27,422	27,245

Shareholders’ Equity
Preferred stock-$.10 par value: 5,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock - $.10 par value: 50,000 shares authorized, 12,350 shares issued and outstanding	1,235	1,235
Additional paid in capital	170,801	170,801
Retained earnings	5,365	3,360
Accumulated other comprehensive income	1,466	1,982
Total shareholders’ equity	178,867	177,378

Total Liabilities and Shareholders’ Equity	$206,289	$204,623

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$-	$13,398
Investment securities:
Taxable	-	2,336
Tax-exempt	-	15
Interest-bearing deposits in other banks	2	70
Federal Home Loan Bank stock	-	25
Total interest and dividend income	2	15,844

Interest expense
Deposits	-	2,454
Federal Home Loan Bank advances	-	237
Short-term borrowings	-	15
Long-term borrowings	462	456
Total interest expense	462	3,162

Net interest income (loss)	(460)	12,682
Provision for loan losses	-	485
Net interest income (loss) after provision for loan losses	(460)	12,197

Non-interest income
Equity in income from investment in Capital Bank, NA	2,545	-
Investment advisory and trust fees	131	387
Service charges on deposit accounts	-	813
Fees on mortgage loans originated and sold	-	354
Other income	-	1,205
Investment securities gains, net	-	12

Total non-interest income	2,676	2,771

Non-interest expense
Salaries and employee benefits	106	6,501
Net occupancy and equipment expense	6	2,048
Foreclosed asset related expense	-	522
Other expense	348	4,254
Total non-interest expense	460	13,325

Income before income taxes	1,756	1,643
Income tax expense (benefit)	(249)	575
Net income	$2,005	$1,068

Basic income per common share	$0.16	$0.09

Diluted income per common share	$0.16	$0.07

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(Unaudited)
(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31, 2012	Three months ended March 31, 2011

Net income	$2,005	$1,068
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities
securities	(839)	2,243
Reclassification adjustments for (gains) losses recognized in
income	-	(19)
Net unrealized holding gains (losses) on available for sale
securities	(839)	2,224
Tax effect	(323)	837
Other comprehensive income (loss), net of tax:	(516)	1,387
Comprehensive income	$1,489	$2,455

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars and shares in thousands, except per share data)

	Common Shares	Common .Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance, January 1, 2011	11,817	$1,182	$177,316	$560	$(2,308)	$176,750
Comprehensive income:
Net income				1,068		1,068
Other comprehensive income, net of tax $837					1,387	1,387
Common stock issued in Rights Offering	533	53	7,723			7,776
Balance, March 31, 2011	12,350	$1,235	$185,039	$1,628	$(921)	$186,981

	Common Shares	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total Shareholders’ Equity
Balance, January 1, 2012	12,350	$1,235	$170,801	$3,360	$1,982	$177,378
Comprehensive income:
Net income				2,005		2,005
Other comprehensive income, net of tax $(323)					(516)	(516)
Common stock issued in Rights Offering	-	-	-			-
Balance, March 31, 2012	12,350	$1,235	$170,801	$5,365	$1,466	$178,867

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net income	$2,005	$1,068
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in income from investment in Capital Bank, NA	(2,545)	-
Accretion of acquired loans	-	(12,541)
Depreciation and amortization	82	190
Provision for loan losses	-	485
Deferred income tax expense	(26)	575
Investment securities net realized gains	-	(12)
Net amortization of investment premium/discount	-	1,579
Other	-	(610)
Mortgage loans originated for sale	-	(11,936)
Proceeds from sales of mortgage loans originated for sale	-	18,739
Fees on mortgage loans sold	-	(354)
Change in accrued interest receivable and other assets	16	2,019
Change in accrued interest payable and other liabilities	129	187
Net cash (used in) operating activities	(339)	(611)

Cash flows from investing activities:
Purchases of investment securities available for sale	-	(15,474)
Sales of investment securities available for sale	-	2,319
Repayments of principal and maturities of investment securities available for sale	-	20,149
Principal repayments on loans, net of loans originated or acquired	-	(13,894)
Purchases of premises and equipment	-	(369)
Proceeds from sale of OREO	-	7,459
Net cash provided by investing activities	-	190

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	-	82,975
Net (decrease) in time deposits	-	(109,563)
Net change in brokered time deposits	-	(223)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	-	(266)
Repayment of long term FHLB advances	-	(10,000)
Net proceeds from common stock rights offering	-	7,776
Net cash (used in) financing activities	-	(29,301)

Net decrease in cash and cash equivalents	(339)	(29,722)
Cash and cash equivalents at beginning of period	2,221	153,794
Cash and cash equivalents at end of period	$1,882	$124,072

Supplemental disclosures of cash paid:
Interest	$158	$3,897
Supplemental information:
Transfer of loans to OREO	-	1,290
See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Note 1 – Basis of Presentation & Accounting Policies

TIB Financial Corp. (the “Company”) is a bank holding company headquartered in Naples, Florida. Prior to April 29, 2011, TIB Financial Corp. conducted its business primarily through its wholly-owned subsidiaries, TIB Bank (together with its successor entities following the Bank Merger (as defined below), the “Bank”) and Naples Capital Advisors, Inc. As described in additional detail in Note 2, on April 29, 2011 (the “Merger Date”), the Bank merged (the “Bank Merger”) with and into NAFH National Bank (“NAFH Bank”), a subsidiary of our majority shareholder, Capital Bank Financial, Corp. (formerly known as North American Financial Holdings, Inc.), (“CBF”) in an all-stock transaction, with NAFH Bank as the surviving entity. On June 30, 2011, NAFH Bank merged with Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, a controlled subsidiary of our majority shareholder, with NAFH Bank as the surviving entity (the “Capital Bank Merger”). On June 30, 2011, NAFH Bank changed its name to Capital Bank, National Association (“Capital Bank, NA”). Subsequently, GreenBank, a previously wholly-owned subsidiary of Green Bankshares, Inc. (“Green”), merged with and into Capital Bank, NA when Green became a controlled subsidiary of CBF on September 7, 2011. Collectively the subsidiary bank mergers discussed above are referred to herein as the “Subsidiary Bank Mergers”.

Subsequent to the Subsidiary Bank Mergers, the Company holds an approximately 21% ownership interest in Capital Bank, NA which is recorded as an equity-method investment in that entity. As of March 31, 2012, the Company’s investment in Capital Bank, NA totaled $202,872, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of March 31, 2012, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Subsequent to the Merger Date, the Company’s significant assets and liabilities included in the Consolidated Balance Sheet are comprised of a customer relationship intangible associated with Naples Capital Advisors, Inc., the company’s wholly-owned registered investment advisor, along with the Company’s equity method investment in Capital Bank, NA, current and deferred income tax accounts and trust preferred securities. The Company’s operating results subsequent to the Merger Date include the Company’s proportional share of the equity method earnings of Capital Bank, NA and interest income and interest expense resulting from cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively. Unless otherwise specified, this report describes TIB Financial Corp., Naples Capital Advisors, Inc. and its subsidiaries including TIB Bank through the Merger Date.

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning) and the term “Bank” means TIB Bank, and, after the Bank Merger, its successor entities.

Capital Bank Financial, Corp. Investment

On September 30, 2010, (the “Transaction Date”) the Company completed the issuance and sale to CBF of 7,000 shares of common stock, 70 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000 (the “Investment”).  The consideration was comprised of approximately $162,840 in cash and approximately $12,160 in the form of a contribution to the Company of all 37 outstanding shares of Series A Preferred Stock previously issued to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock, which CBF purchased directly from the Treasury.  The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding.  The 70 shares of Series B Preferred Stock received by CBF converted into an aggregate of 4,667 shares of common stock following shareholder approval of an amendment to increase the number of authorized shares of common stock to 50,000.  The Warrant was exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share. As of March 31, 2012, the Warrant expired unexercised.

As a result of the Investment, pursuant to which CBF acquired approximately 97% (which has subsequently been reduced to approximately 94% as a result of the Rights Offering described below) of the voting securities of the Company, the Company followed the acquisition method of accounting as required by the Business Combinations Topic of the FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).  Under the accounting guidance the application of “push down” accounting was required.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, acquisition accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements. Accordingly, retained earnings and accumulated other comprehensive income at March 31, 2012 and December 31, 2011 represent only the results of operations subsequent to September 30, 2010, the date of the CBF Investment.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information and an additional description of the Company’s accounting policies, refer to the Company’s consolidated financial statements for the year ended December 31, 2011.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a summary of the more significant of these policies.

Earnings Per Common Share

Basic earnings per share is net income allocated to common shareholders divided by the weighted average number of common shares and vested restricted shares outstanding during the period. Diluted earnings per share includes the dilutive effect of additional potential common shares issuable under stock options, warrants and restricted shares computed using the treasury stock method.

Earnings per share have been computed based on the following for the periods ended:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Weighted average number of common shares outstanding:
Basic	12,350	12,243
Dilutive effect of options outstanding	-	-
Dilutive effect of restricted shares	-	-
Dilutive effect of warrants outstanding	-	2,720
Diluted	12,350	14,963

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Anti-dilutive stock options	2	7
Anti-dilutive restricted stock awards	-	-
Anti-dilutive warrants	11,538	13

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

The Company is included in CBF’s consolidated Federal and Florida income tax return.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Stands Update No. 2011-05. ASU 2011-12 amended one of the requirements of Update 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have an impact on the Company’s consolidated financial condition or results of operations but will alter disclosures.

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”).  ASU 2011-08 amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of ASU 2011-08 did not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial condition or results of operations but will alter disclosures.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amended guidance of ASU 2011-04 (i) clarifies how a principal market is determined, (ii) establishes the valuation premise for the highest and best use of nonfinancial assets, (iii) addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, (iv) extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and (v) requires additional disclosures including transfers between Level 1 and Level 2 of the fair value hierarchy, quantitative and qualitative information and a description of an entity’s valuation process for Level 3 fair value measurements, and fair value hierarchy disclosures for financial instruments not measured at fair value. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2011, the FASB issued ASU 2011-02, Receivables. The new guidance amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures About Offsetting Assets and Liabilities."  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company's Consolidated Financial Statements.

Note 2 – Equity Method Investment in Capital Bank, NA

On April 29, 2011, the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, CBF, preceding the Bank Merger. Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and the Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank. CBF is deemed to control NAFH Bank due to CBF’s 94% ownership interest in the Company and CBF’s direct ownership of the remaining 47% interest in NAFH Bank subsequent to the Bank Merger.  Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH Bank under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of March 31, 2012, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

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

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Subsequent to the mergers on June 30, 2011, CBF, the Company and Capital Bank Corporation made contributions of additional capital to Capital Bank, NA of $4,695, $5,241 and $6,063, respectively, in proportion to their respective ownership interests in Capital Bank NA. The contributions were made to provide additional capital support for the general business operations of Capital Bank, NA.

On September 7, 2011, GreenBank, a wholly-owned subsidiary of Green Bankshares Inc., an affiliated bank holding company in which CBF has a 90% ownership interest, was merged with and into Capital Bank, NA., with Capital Bank, NA as the surviving entity.  On September 30, 2011, Capital Bank Corporation made a contribution of additional capital to Capital Bank, NA of $10,000. Subsequently and as a result of these transactions, the Company’s ownership interest in Capital Bank, NA was reduced to 21%.

The mergers of the Bank, Capital Bank and GreenBank into Capital Bank, NA were restructuring transactions between commonly-controlled entities. The difference between the amount of the Company’s initial equity method investment in NAFH Bank, subsequent to the Bank merger, and the Company’s investment in the Bank, immediately preceding the Bank merger, was accounted for as a reduction in additional paid in capital. The amount of the equity method investment in NAFH Bank on April 29, 2011, immediately subsequent to the Bank merger, was equal to approximately 53% of the total shareholders’ equity of NAFH Bank post-merger (the combined entity). Additionally, at the time of the Bank merger, due to the de-consolidation of the Bank, the balance of accumulated other comprehensive income was reclassified as additional paid in capital. As the Company began to account for its investment in the combined entity under the equity method subsequent to April 29, 2011, the Company’s proportional share of earnings of $2,545 was recorded in “Equity in income from investment in Capital Bank, NA.” in the Company’s Consolidated Statements of Income for the three months ended March 31, 2012.

At March 31, 2012, the Company’s net investment of $202,872 in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank NA.” For the three months ended March 31, 2012 the income from investment in Capital Bank NA was $2,545 and the related other comprehensive loss net of tax was $516.

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA. Prior to April 29, 2011 there was no equity method investment and therefore no information for the three months ended March 31, 2011 is presented:

Three Months Ended March 31,2012
Interest income	$74,132
Interest expense	8,725
Net interest income	65,407
Provision for loan losses	5,376
Non-interest income	14,614
Non-interest expense	55,217
Net income	11,907

 Note 3 – Capital Adequacy

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

Capital Adequacy and Ratios

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At March 31, 2012 the Company maintained capital ratios exceeding the requirement to be considered adequately capitalized.  These minimum amounts and ratios along with the actual amounts and ratios for the Company as of March 31, 2012 and December 31, 2011 are presented in the following tables.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

March 31, 2012	Well Capitalized Requirement		Adequately Capitalized Requirement			Actual
	Amount	Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
TIB Financial Corp.	N/A	N/A	$	≥ 8,197	≥ 4.0%	$200,424	97.8%

Tier 1 Capital ( to Risk Weighted Assets)
TIB Financial Corp.	N/A	N/A	$	≥ 8,182	≥ 4.0%	$200,424	98.0%

Total Capital (to Risk Weighted Assets)
TIB Financial Corp.	N/A	N/A	$	≥ 16,364	≥ 8.0%	$200,424	98.0%

December 31, 2011	Well Capitalized Requirement		Adequately Capitalized Requirement			Actual
	Amount	Ratio	Amount		Ratio	Amount	Ratio
Tier 1 Capital (to Average Assets)
TIB Financial Corp.	N/A	N/A	$	≥ 8,231	≥ 4.0%	$198,337	96.4%

Tier 1 Capital ( to Risk Weighted Assets)
TIB Financial Corp.	N/A	N/A	$	≥ 8,065	≥ 4.0%	$198,337	98.4%

Total Capital (to Risk Weighted Assets)
TIB Financial Corp.	N/A	N/A	$	≥ 16,129	≥ 8.0%	$198,337	98.4%

Management believes, as of March 31, 2012, that the Company meets all capital requirements to which they are subject. Tier 1 Capital for the Company includes the trust preferred securities that were issued in September 2000, July 2001 and June 2006 to the extent allowable.

On September 22, 2010 the Federal Reserve Bank of Atlanta (“FRB”) and the Company entered into a written agreement (the “Written Agreement”) where the Company agreed, among other things, that it would not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB. On September 28, 2011, pursuant to approval by the FRB of a written request by the Company, the Company resumed payments of all amounts due for current and deferred interest through the subsequent payment date for each of its trust preferred securities. On November 8, 2011, the FRB notified the Company that the Written Agreement was terminated effective April 30, 2011 given that TIB Bank was merged into Capital Bank NA and that the condition of the Company was subsequently upgraded.

On January 18, 2011, the Company concluded a rights offering (the "Rights Offering") wherein legacy shareholders received rights to purchase up to 1,489 shares of common stock, at a price of $15.00 per share, acquired 533 shares of newly issued common stock. The rights offering resulted in net proceeds of $7,763. The record date for the rights offering was July 12, 2010.

Subsidiary Dividend Limitations

In August 2010, Capital Bank, NA entered into an Operating Agreement (the “OCC Operating Agreement”) with the Office of the Comptroller of the Currency (the “OCC”). ,Currently, the OCC Operating Agreement with Capital Bank, NA prohibits the Bank from paying a dividend for three years following July 16, 2010, the date Capital Bank, NA acquired the assets and certain deposits of three failed banks from the Federal Deposit Insurance Corporation. Once the three-year period has elapsed, the agreement imposes other restrictions on Capital Bank, NA’s ability to pay dividends including requiring prior approval from the OCC before any distribution is made.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2012, if not subject to other restrictions, would have been limited to approximately $11,222.

Note 4 – Fair Value Measurements

FASB guidance on fair value measurements defines fair value, establishes a framework for measuring fair value, and requires fair value disclosures for certain assets and liabilities measured at fair value on a recurring and non-recurring basis.

This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability.

This guidance establishes a fair value hierarchy for disclosure of fair value measurements to maximize the use of observable inputs, that is, inputs that reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of the reporting entity. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The three levels of inputs and the classification of financial instruments within the fair value hierarchy are as follows:

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

Cash & cash equivalents

For cash & cash equivalents, the carrying value is primarily utilized as a reasonable estimate of fair value.

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

As discussed in Note 2 Equity Method Investment in Capital Bank NA, due to the deconsolidation of the Bank during the second quarter of 2011, the Company had no assets or liabilities measured at fair value on a recurring or non recurring basis as of March 31, 2012 and December 31, 2011.

Assets and Liabilities Measured on a Recurring Basis

As discussed in Note 2 Equity Method Investment in Capital Bank NA, due to the deconsolidation of the Bank during the second quarter of 2011, the Company had no assets or liabilities measured at fair value on a recurring or non recurring basis as of March 31, 2012 and December 31, 2011.

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)
Sensitivity to Changes in Significant Unobservable Inputs

For recurring fair value estimates categorized within Level 3 of the fair value hierarchy, as of March 31, 2011, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The significant unobservable inputs used in the fair value measurement of the Company’s collateralized debt security are incorporated in the discounted cash flow modeling valuation used. Significant changes in any inputs in isolation would result in a significantly different fair value estimate.

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

As discussed in Note 2 Equity Method Investment in Capital Bank NA, due to the deconsolidation of the Bank during the second quarter of 2011, the Company no longer had any Level 3 assets or liabilities as of March 31, 2012.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three ended March 31, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
March 31, 2011
Beginning balance, January 1,	$795
Included in earnings – other than temporary impairment	-
Included in other comprehensive income	(4)
Transfer into Level 3	-
Ending balance March 31,	$791

Assets and Liabilities Measured on a Non-Recurring Basis

As discussed in Note 2 Equity Method Investment in Capital Bank NA, due to the deconsolidation of the Bank during the second quarter of 2011, the Company had no assets or liabilities measured at fair value on a recurring or non recurring basis as of March 31, 2012 and December 31, 2011.

The carrying amounts, estimated fair values and the fair value measurement levels, of financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements
March 31, 2012	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,882	$1,882	$1,882	$-	$-
Financial liabilities:
Subordinated debentures	23,250	24,612	-	-	24,612
Accrued interest payable	195	195	-	195

December 31, 2011
Financial assets:
Cash and cash equivalents	$2,221	$2,221	$2,221	$-	$-
Financial liabilities:
Subordinated debentures	23,176	24,093	-	-	24,093
Accrued interest payable	132	132	-	132	-

TIB Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars and shares in thousands except per share data)

The methods and assumptions used to estimate fair value are the carrying amount is the estimated fair value for cash and cash equivalents, accrued interest payable and for subordinated debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s (“Capital Bank” or the “Bank”) loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, ability to integrate our new management and directors without encountering potential difficulties, the Company’s geographic concentration in the southeastern region of the United States, the potential for the interests of the other shareholders of Capital Bank, NA to differ from those of the Company, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, risks related to Capital Bank, NA’s technology and information systems, risks associated with the controlling interest of CBF in the Company, and risks associated with the limited liquidity of the Company’s common stock. Additional factors that could cause actual results to differ materially are discussed in the Company’s Annual Report on Form 10-K. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of March 31, 2012, and statement of income for the three months ended March 31, 2012. Except as otherwise noted, dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

CBF Investment

On September 30, 2010 (the “Transaction Date”), the Company completed the issuance and sale to CBF of 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,666,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000,000 (the “Investment”). The consideration was comprised of approximately $162,840,000 in cash and approximately $12,160,000 in the form of a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by CBF converted into an aggregate of 4,666,667 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000. The Warrant was exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share. As of March 31, 2012, the Warrant expired unexercised.

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

TIB Bank Merger with Capital Bank, NA

On April 29, 2011 (the “Merger Date”), the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH National Bank (the “Bank Merger”), an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, CBF, preceding the Bank Merger. NAFH National Bank was formed on July 16, 2010 in connection with the purchase and assumption of the operations of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”). As of March 31, 2012, following the mergers of TIB Bank, Capital Bank and GreenBank, as discussed above, Capital Bank, NA had total assets of $6.5 billion, total deposits of $5.3 billion and shareholders’ equity of $949.3 million and  operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.

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

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, an affiliated bank holding company in which CBF has an 83% ownership interest, was merged with and into NAFH National Bank, with NAFH National Bank as the surviving entity. In connection with the transaction, NAFH National Bank also changed its name to Capital Bank, National Association.  On September 7, 2011, GreenBank, a wholly-owned subsidiary of Green Bankshares Inc., an affiliated bank holding company in which CBF has a 90% ownership interest, was merged with and into Capital Bank, NA.  Subsequently, and as a result of those transactions, the Company’s ownership interest in Capital Bank, NA was reduced to approximately 21%.  At March 31, 2012, the Company’s net investment of $202.9 million in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA” which represented the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of March 31, 2012, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

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

Consent Order and Written Agreement

On July 2, 2010, TIB Bank entered into a Consent Order, which is a formal agreement, with the bank regulatory agencies under which, among other things, the Bank had agreed to maintain a Tier 1 capital ratio of at least 8% of total assets and a total risk based capital ratio of at least 12% within 90 days. The Consent Order terminated on April 29, 2011 when TIB Bank was merged with and into NAFH National Bank. On September 22, 2010 the Federal Reserve Bank of Atlanta and the Company entered into a written agreement (the “Written Agreement”) where the Company agreed, among other things, that it will not make any payments on the outstanding trust preferred securities or declare or pay any dividends without the prior written approval of the FRB. The Company submitted a written request to the FRB to authorize the payment of deferred and current interest payments through the next payment date and future interest payments when due as scheduled on the three trust preferred securities. On September 28, 2011, pursuant to receipt of the FRB’s approval, concurrent interest payments were made for each of the trust preferred securities and the Company began the process of exiting from the deferral period. On November 8, 2011, the FRB notified the Company that the Written Agreement was terminated effective April 30, 2011 given that TIB Bank was merged into Capital Bank, NA and that the condition of the Company was subsequently upgraded.

Quarterly Summary

For the first quarter of 2012, the Company reported net income of $2.0 million.  Basic and diluted income per common share was $0.16.  Net income during the quarter reflects equity income from the Company’s investment in Capital Bank, NA of $2.5 million, net of tax and interest expense of approximately $462,000 related to trust preferred securities. Excluding the equity income of $2.5 million, the Company would have reported a net loss before tax in the first quarter of approximately $540,000 which resulted in a tax benefit of approximately $249,000 being recorded.

Operating and financial highlights include the following:

●
Net income totaled $2.0 million, or $0.16 per share, basic and diluted, in the first quarter of 2012 and net income of $1.1 million or $0.09 and $0.07 per share, respectively in the first quarter of 2011.

●	The Company held a 21% ownership interest in Capital Bank, NA, which has $6.5 billion in assets and operates 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.

●
CBF, the Company’s majority shareholder agreed to acquire 100% of Southern Community Financial Corp. (“Southern Community”), which it expects to close, pending shareholder and regulatory approvals, during the second quarter of 2012. Southern Community has assets of $1.5 billion and operates 22 branches in North Carolina. Upon closing, we expect that Southern Community’s wholly owned bank subsidiary, Southern Community Bank and Trust, will be merged into Capital Bank, NA.

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA. Prior to April 29, 2011 there was no equity method investment and therefore no information for the three months ended March 31, 2011 is presented:

Three Months Ended March 31, 2012
Interest income	$74,132
Interest expense	8,725
Net interest income	65,407
Provision for loan losses	5,376
Non-interest income	14,614
Non-interest expense	55,217
Net income	11,907

Results of Operations

Net income

Three months ended March 31, 2012:

The Company reported net income of $2.0 million for the three months ended March 31, 2012. Basic and diluted income per common share was $0.16. The Company’s consolidated net income includes three months of equity in income from its investment in Capital Bank, NA which amounted to $2.5 million, net of tax. Net income also included interest expense of approximately $462,000 for the first quarter relating to trust preferred securities. Excluding the equity income of $2.5 million, the Company would have reported a net loss before tax in the first quarter of approximately $540,000 resulting in the recognition of a tax benefit of approximately $249,000.

Three months ended March 31, 2011:

The Company reported net income of $1.1 million for the three months ended March 31, 2011. Basic and diluted income per common share was $0.09 and $0.07, respectively. The provision for loan losses recorded during the quarter of approximately $485,000 reflects the current period increase in the allowance for loan losses for loans originated during the quarter .  Other operating expense included the favorable resolution of a vendor dispute which resulted in a refund of approximately $208,000.

Net Interest Income

Net Interest income in the first quarter of 2012 was significantly impacted by the Bank Merger discussed above. Accordingly, as a result of the deconsolidation of the Bank, interest-bearing liabilities which consisted of trust preferred securities significantly exceeded interest-earning assets, thus creating negative net interest income and a negative net interest margin.

Net interest income for the first three months of 2011 represented the amount by which interest income on interest-earning assets exceeded interest expense incurred on interest-bearing liabilities. Net interest income was the largest component of our income, and was affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets included loans, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits in other banks and investment securities. Our interest-bearing liabilities included deposits, federal funds purchased, subordinated debentures, advances from the FHLB and other short term borrowings.

Rate and volume variance analyses allocate the change in interest income and interest expense between that which is due to changes in the rate earned or paid for specific categories of assets and liabilities and that which is due to changes in the average balance between two periods. Because of the Bank Merger, the amounts for the three months ended March 31, 2012 are not comparable to the three months ended March 31, 2011.

Three months ended March 31, 2012:

Net interest income was approximately $(460,000) for the three months ended March 31, 2012. The net interest margin was (207.18%). Due to the Bank Merger discussed above, net interest income for the quarter includes only interest income on interest earning cash and interest expense on trust preferred securities. Accordingly, as a result of the deconsolidation of the Bank, the reported average balances of interest earning assets includes only interest earning cash and liabilities includes trust preferred securities.

Three months ended March 31, 2011:

Net interest income was $12.7 million for the three months ended March 31, 2011. The net interest margin was 3.34%. The high level of cash and highly liquid investment securities maintained during the three months ended March 31, 2011, while available to be redeployed to fund higher yielding assets as such opportunities arise, had an unfavorable impact on the margin and the overall yield on earning assets is unfavorably impacted these lower yielding assets.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended March 31, 2012 and 2011.

	2012			2011
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$-	$-	-	$1,013,147	$13,421	5.37%
Investment securities (2)	-	-	-	408,136	2,358	2.34%
Interest-bearing deposits in other banks	893	2	0.90%	112,602	70	0.25%
Federal Home Loan Bank stock	-	-	-	9,334	25	1.09%
Federal funds sold and securities sold under agreements to resell	-	-	-	3	-	0.00%
Total interest-earning assets	893	2	0.90%	1,543,222	15,874	4.17%

Non-interest-earning assets:
Cash and due from banks	1,051			23,196
Premises and equipment, net	-			42,992
Other assets	203,136			115,309
Total non-interest-earning assets	204,187			181,497
Total assets	$205,080			$1,724,719

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$-	$-	-	$175,559	$130	0.30%
Money market	-	-	-	203,172	368	0.73%
Savings deposits	-	-	-	103,268	168	0.66%
Time deposits	-	-	-	643,898	1,788	1.13%
Total interest-bearing deposits	-	-	-	1,125,897	2,454	0.88%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	-	-	-	171,660	251	0.59%
Long-term borrowings	23,202	462	8.01%	22,911	456	8.07%
Total interest-bearing liabilities	23,202	462	8.01%	1,320,468	3,161	0.97%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	-			208,580
Other liabilities	3,945			11,048
Shareholders’ equity	177,933			184,623
Total non-interest-bearing liabilities and shareholders’ equity	181,878			404,251
Total liabilities and shareholders’ equity	$205,080			$1,724,719

Interest rate spread (tax equivalent basis)			(7.11)%			3.20%
Net interest income (tax equivalent basis)		$(460)			$12,713
Net interest margin (3) (tax equivalent basis)			(207.18)%			3.34%

_____________
(1)	Average loans include non-performing loans.
(2)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3)	Net interest margin is net interest income divided by average total interest-earning assets.

Non-interest Income

 The following table presents the principal components of non-interest income for the three months ended March 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Equity in income from investment in Capital Bank, NA	$2,545	$-
Investment advisory fees	131	387
Service charges on deposit accounts	-	813
Investment securities gains, net	-	12
Fees on mortgage loans sold	-	354
Debit card income	-	413
Earnings on bank owned life insurance policies	-	101
Management fee income	-	525
Other	-	166
Total non-interest income	$2,676	$2,771

The Company is unable to provide a comparable analysis in this discussion of non-interest income because there are no comparable periods due to the Bank Merger discussed above.

Three months ended March 31, 2012:

The non-interest income for the three months ended March 31, 2012 includes equity in income from investment in Capital Bank, NA of $2.5 million net of tax. Investment advisory fees of approximately $131,000 were earned during the quarter through the Company’s wholly-owned registered investment advisor, Naples Capital Advisors, Inc.

Three months ended March 31, 2011:

During the three months ended March 31, 2011, fees from the origination and sale $18.3 million of residential mortgages in the secondary market were approximately $354,000. The Company recorded approximately $525,000 of management fee income during the first quarter of 2011 pursuant to a third party reliance agreement which covered services provided by TIB Bank employees on behalf of the Company’s affiliate, NAFH Bank.

Non-interest Expense

The following table represents the principal components of non-interest expense for the three months ended March 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Salary and employee benefits	$106	$6,501
Net occupancy expense	6	2,048
Foreclosed asset related expense	-	522
Legal, and other professional	187	884
Computer services	-	414
Collection costs	-	(7)
Postage, courier and armored car	-	268
Marketing and community relations	-	205
Operating supplies	-	142
Directors’ fees	-	31
Travel expenses	-	39
FDIC and state assessments	-	1,121
Amortization of intangibles	-	364
Net gains on disposition of repossessed assets	-	(14)
Insurance, non-building	-	383
Other operating expense	161	424
Total non-interest expense	$460	$13,325

The Company is unable to provide a comparable analysis in this discussion of non-interest expense because there are no comparable periods due to the Bank Merger discussed above.

Three months ended March 31, 2012:

Non-interest expense for the three months ended March 31, 2012 includes approximately $128,000 of management fee expense for services provided to the Company by employees of Capital Bank NA.

Three months ended March 31, 2011:

During the three months ended March 31, 2011, FDIC insurance costs of $1.1 million relate to higher deposit insurance premium rates in effect since the second quarter of 2010. Due to the Investment by CBF and the corresponding improvement in our financial condition and capital position, we expect these rates to decline in the near future. Foreclosed asset related expenses of $522 during the first quarter of 2011 includes OREO workout related expenses along with ownership costs such as real estate taxes, insurance, and other costs to own and maintain the properties.  Other operating expense includes a refund of approximately $208,000 from a favorable resolution of a vendor dispute.

Provision for income taxes

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The effective income tax rate for the three months ended March 31, 2012 was approximately (14%). Due to the equity method of accounting for the Company’s investment in Capital Bank, NA, the effective tax rate reflected in the current period was lower than the statutory tax rate. As the equity in income from investment in Capital Bank, NA is net of income tax expense, such earnings are treated as a permanent difference and are not included in taxable income. Excluding the impact of the equity method earnings from Capital Bank, NA, and the effective income tax rate for the three months ended March 31, 2012 would have been approximately 39%.

The effective income tax rate for the three months ended March 31, 2011 was approximately 35%. Management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time of the analysis, concluded that a valuation allowance was not necessary at March 31, 2012.

A valuation allowance related to deferred tax assets is required when it is considered more likely than not (greater than 50% likelihood) that all or part of the benefit related to such assets will not be realized. In assessing the need for a valuation allowance, management considered various factors including the significant cumulative losses we had incurred prior to the Investment by CBF coupled with the expectation that our future realization of deferred taxes will be limited as a result of a planned capital offering.

Our future effective income tax rate will fluctuate based on the amount of the equity in income from our investment in Capital Bank, NA and our overall level of taxable income. Additionally, there were no unrecognized tax benefits at March 31, 2012, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Balance Sheet

Total assets at March 31, 2012 were $206.3 million as compared to $204.6 million as of December 31, 2011. The increase was caused by an increase in the investment in Capital Bank, NA. As discussed above, due to the Bank Merger, the Company began to account for its ownership in Capital Bank, NA under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of March 31, 2012 and December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet.

At March 31, 2012, trust preferred securities, had a carrying value of $23.3 million, and a notional value of $33.0 million which was comparable to the balance at December 31, 2011.

Shareholders’ equity totaled $178.9 million at March 31, 2012, increasing $1.5 million from December 31, 2011.

Capital and Liquidity

Capital

As of March 31, 2012 and December 31, 2011, the Company’s ratios of total capital to risk-weighted assets were 98.0% and 98.4%, respectively, and the leverage ratios were 97.8% and 96.4%, respectively, which exceeded the levels required to be considered adequately capitalized. Due to the Bank Merger discussed above, the deconsolidation of the Bank and the equity method of accounting for the Company’s investment in Capital Bank, NA, the regulatory capital ratios for the Company are not meaningful. Subsequent to the Bank Merger, the primary source of support for Capital Bank, NA is the Company’s majority shareholder, CBF.

On September 30, 2010, the Company completed the issuance and sale to CBF of 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant to purchase up to 11,666,667 shares of Common Stock of the Company for aggregate consideration of $175.0 million. The consideration was comprised of approximately $162.8 million in cash and approximately $12.2 million in the form of a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by CBF mandatorily converted into an aggregate of 4,666,667 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000. The Warrant was exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share. As of March 31, 2012 all Warrant Shares expired unexercised.

On January 18, 2011, the Company concluded a rights offering wherein legacy shareholders with rights to purchase up to 1,488,792 shares of common stock, at a price of $15.00 per share, acquired 533,029 shares of newly issued common stock. The rights offering resulted in net proceeds of $7.8 million.

Liquidity

Liquidity represents the ability to provide sufficient funds to cover operating obligations.  The Company is obligated to repay its $8.0 million trust preferred security in 2030, its $5.0 million trust preferred security in 2031 and its $20.0 million trust preferred security in 2036. Funds for such payments can be obtained by capital contributions from the Company’s parent company CBF.

On April 29, 2011, the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, CBF, preceding the Bank Merger . Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and TIB Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank. CBF is deemed to control NAFH Bank due to NAFH’s 94% ownership interest in the Company and CBF’s direct ownership of the remaining 47% interest in NAFH Bank subsequent to the Bank Merger. Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH Bank under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of March 31,2012 , no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, an affiliated bank holding company in which CBF has an 83% ownership interest, was merged with and into NAFH Bank, with NAFH Bank as the surviving entity. Subsequently and as a result of that transaction, the Company’s ownership interest in NAFH Bank was reduced to 33%. In connection with the transaction, NAFH Bank also changed its name to Capital Bank, NA. On September 7, 2011, GreenBank, a wholly-owned subsidiary of Green Bankshares Inc., an affiliated bank holding company in which CBF has a 90% ownership, was merged with and into Capital Bank, NA. On September 30, 2011, Capital Bank Corporation made a contribution of $10.0 million additional capital to Capital Bank, NA. Subsequently and as a result of these transactions, the Company’s ownership interest in Capital Bank, NA was reduced to 21%.

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

Since CBF currently owns more than 90% of the common stock of TIB Financial Corp., under Delaware and Florida law, no vote of our stockholders is required to complete the merger.

During 2011, the Company effected a 1 for 100 reverse stock split and launched a rights offering to shareholders of record as of July 12, 2010 which resulted in approximately $7.8 million of additional capital and compliance with the continued listing requirements of the NASDAQ Capital Market.

Currently, the OCC Operating Agreement with Capital Bank NA prohibits the Bank from paying a dividend for three years following July 16, 2010. Once the three-year period has elapsed, the agreement imposes other restrictions on Capital Bank’s ability to pay dividends including requiring prior approval from the OCC before any distribution is made. Therefore, the Company does not expect to receive dividends from the Bank in the foreseeable future.

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2011, if not subject to other restrictions, would have been limited to approximately $11.2 million.

Asset and Liability Management

Closely related to liquidity management is the management of the relative interest rate sensitivity of interest-earning assets and interest-bearing liabilities. As of March 31, 2012, our interest-earning assets consisted of cash on deposit with Capital Bank, NA and our interest-bearing liabilities consist of trust preferred securities. Accordingly, our net interest income and margin are sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 21% investment in Capital Bank, NA, which represents approximately 98% of the Company’s total assets at March 31, 2012, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. However, it is anticipated that, over time, the effects on interest expense from changes in liability cost will be greater than the effects of changes in asset yield on interest income. Generally, we expect interest rates to remain relatively stable over the near term. However, increases in LIBOR, the index to which the interest rate on our trust preferred securities are tied could increase. Such an increase could have a material adverse impact on the financial condition and operating results of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices.  The Company has assessed its market risk as predominately interest rate risk. As of March 31, 2012, our interest earning assets consisted of cash on deposit with Capital Bank, NA and our interest-bearing liabilities consist of trust preferred securities with a notional amount of $33.0 million. Accordingly, our net interest income and margin are sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 21% investment in Capital Bank, NA, which represents approximately 98% of the Company’s total assets at March 31, 2012, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. As $25.0 million of notional value of trust preferred securities are tied to the three month LIBOR rate, changes in net interest income would be directly correlated to changes in this rate. Accordingly, 100 and 200 basis point changes in this rate would result in $250,000 and $500,000 changes in interest expense, respectively. As the Company’s only interest earning asset is cash on deposit at Capital Bank, NA, which at March 31, 2012 totaled approximately $1.9 million, changes in interest rates would not have a significant impact on interest income.

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

(b)     Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no significant changes in the Company's internal control over financial reporting during the three month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

While the Company and the Bank are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that at March 31, 2012 there were no proceedings threatened or pending against the Company or the Bank that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

Item 1a. Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the three months ended March 31, 2012 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the three months ended March 31, 2012.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

TIB FINANCIAL CORP.

Date: May 8, 2012	/s/ R. Eugene Taylor
R. Eugene Taylor
Chairman and Chief Executive Officer

Date: May 8, 2012	/s/ Christopher G. Marshall
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