Form 10-Q
period 2012-06-30
TIB FINANCIAL CORP.
filed 2012-08-10
CIK 1013796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.10 Par Value	12,349,935
Class	Outstanding as of July 1, 2012

TIB FINANCIAL CORP.

FORM 10-Q

For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TIB FINANCIAL CORP.

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share amounts)

(Dollars and shares in thousands, except per share data)	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$621	$1,159
Interest-bearing deposits with banks	651	1,062

Cash and cash equivalents	1,272	2,221

Intangible assets, net	219	235
Accrued interest receivable and other assets	1,619	1,324
Equity method investment in Capital Bank, NA	206,536	200,812

Total assets	$209,646	$204,592

Liabilities and Shareholders’ Equity
Liabilities
Long-term borrowings	$23,324	$23,176
Deferred income tax liability	3,589	3,641
Other liabilities	721	428

Total liabilities	27,634	27,245

Shareholders’ Equity
Preferred stock – $.10 par value: 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock – $.10 par value: 50,000 shares authorized, 12,350 shares issued and outstanding, respectively	1,235	1,235
Additional paid in capital	170,770	170,770
Retained earnings	7,266	3,360
Accumulated other comprehensive income	2,741	1,982

Total shareholders’ equity	182,012	177,347

Total Liabilities and Shareholders’ Equity	$209,646	$204,592

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Interest and dividend income
Loans, including fees	$—	$4,347	$—	$17,745
Investment securities:
Taxable	—	902	—	3,238
Tax-exempt	—	4	—	19
Interest-bearing deposits in other banks	1	31	3	101
Federal Home Loan Bank stock	—	6	—	31

Total interest and dividend income	1	5,290	3	21,134

Interest expense
Deposits	—	822	—	3,276
Federal Home Loan Bank advances	—	64	—	301
Short-term borrowings	—	4	—	19
Long-term borrowings	440	466	902	922

Total interest expense	440	1,356	902	4,518

Net interest income (loss)	(439)	3,934	(899)	16,616

Provision for loan losses	—	136	—	621

Net interest income (loss) after provision for loan losses	(439)	3,798	(899)	15,995

Non-interest income
Equity in income from investment in Capital Bank, NA	2,420	658	4,965	658
Investment advisory and trust fees	85	379	216	766
Service charges on deposit accounts	—	257	—	1,070
Fees on mortgage loans originated and sold	—	144	—	498
Other income	—	464	—	1,669
Investment securities gains, net	—	—	—	12

Total non-interest income	2,505	1,902	5,181	4,673

Non-interest expense
Salaries and employee benefits	103	2,250	209	8,751
Net occupancy and equipment expense	3	692	9	2,740
Foreclosed asset related expense	—	43	—	565
Other expense	428	1,614	776	5,868

Total non-interest expense	534	4,599	994	17,924

Income before income taxes	1,532	1,101	3,288	2,744

Income tax expense (benefit)	(369)	141	(618)	716

Net income	$1,901	$960	$3,906	$2,028

Basic net income per common share	$0.15	$0.08	$0.32	$0.17

Diluted net income per common share	$0.15	$0.07	$0.32	$0.14

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net income	$1,901	$960	$3,906	$2,028
Other comprehensive income:
Unrealized holding gains on available for sale securities	—	2,263	—	4,498
Reclassification adjustments for losses recognized in income	—	—	—	(11)
Unrealized holding gains from investment in Capital Bank, NA,	2,075	2,100	1,235	2,100

Net unrealized holding gains on available for sale securities	2,075	4,363	1,235	6,587
Tax effect	800	1,642	476	2,479

Other comprehensive income, net of tax	1,275	2,721	759	4,108

Comprehensive income	$3,176	$3,681	$4,665	$6,136

See accompanying notes to consolidated financial statements

TIB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net income	$3,906	$2,028
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from investment in Capital Bank, NA	(4,965)	(658)
Accretion of acquired loans	—	(17,059)
Depreciation and amortization	164	337
Provision for loan losses	—	621
Deferred income tax expense	(52)	287
Investment securities net realized gains	—	(12)
Net amortization of investment premium/discount	—	1,967
Loss on sales of OREO	—	(121)
Other	—	(656)
Mortgage loans originated for sale	—	(17,154)
Proceeds from sales of mortgage loans originated for sale	—	24,854
Fees on mortgage loans sold	—	(498)
Change in accrued interest receivable and other assets	(295)	(2,641)
Change in accrued interest payable and other liabilities	293	5,063

Net cash used in operating activities	(949)	(3,642)

Cash flows from investing activities:
Net change in cash due to merger of TIB Bank with and into Capital Bank, NA	—	(103,654)
Investment in Capital Bank, NA	—	(5,241)
Purchases of investment securities available for sale	—	(15,474)
Sales of investment securities available for sale	—	2,319
Repayments of principal and maturities of investment securities available for sale	—	43,101
Sales of FHLB Stock	—	244
Principal repayments on loans, net of loans originated or acquired	—	(7,069)
Purchases of premises and equipment	—	(405)
Proceeds from sale of OREO	—	8,844

Net cash provided by investing activities	—	(77,335)

Cash flows from financing activities:
Net increase in demand, money market and savings accounts	—	78,957
Net decrease in time deposits	—	(138,414)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	—	(4,979)
Repayment of long term FHLB advances	—	(10,000)
Net proceeds from common stock rights offering	—	7,764

Net cash used in financing activities	—	(66,672)

Net decrease in cash and cash equivalents	(949)	(147,649)
Cash and cash equivalents at beginning of period	2,221	153,794

Cash and cash equivalents at end of period	$1,272	$6,145

Supplemental disclosures of cash paid:
Interest	$322	$5,304
Supplemental information:
Transfer of loans to OREO	$—	$4,752
Transfer of non-cash assets to Capital Bank, N.A.	—	1,390,516
Transfer of non-cash liabilities to Capital Bank, N.A.	—	1,473,981
Acquisitions of Equity Method investment in Capital Bank, N.A.	—	190,200

See accompanying notes to consolidated financial statements

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

(Unaudited)

Note 1 – Basis of Presentation & Accounting Policies

TIB Financial Corp. (the “Company”) is a bank holding company headquartered in Naples, Florida. Prior to April 29, 2011, TIB Financial Corp. conducted its business primarily through its wholly-owned subsidiaries, TIB Bank (together with its successor entities following the Bank Merger (as defined below), the “Bank”) and Naples Capital Advisors, Inc. As described in additional detail in Note 2, on April 29, 2011 (the “Merger Date”), the Bank merged (the “Bank Merger”) with and into NAFH National Bank (“NAFH Bank”), a subsidiary of our majority shareholder, Capital Bank Financial Corp. (formerly known as North American Financial Holdings, Inc.); (“CBF”) in an all-stock transaction, with NAFH Bank as the surviving entity. On June 30, 2011, NAFH Bank merged with Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, a controlled subsidiary of our majority shareholder, with NAFH Bank as the surviving entity (the “Capital Bank Merger”). On June 30, 2011, NAFH Bank changed its name to Capital Bank, National Association (“Capital Bank, NA”). Subsequently, GreenBank, a previously wholly-owned subsidiary of Green Bankshares, Inc. (“Green”), merged with and into Capital Bank, NA when Green became a controlled subsidiary of CBF on September 7, 2011. Collectively the subsidiary bank mergers discussed above are referred to herein as the “Subsidiary Bank Mergers”.

Subsequent to the Subsidiary Bank Mergers, the Company holds an approximately 21% ownership interest in Capital Bank, NA which is recorded as an equity-method investment in that entity. As of June 30, 2012, the Company’s investment in Capital Bank, NA totaled $206,536, which reflected the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of June 30, 2012 and December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet. Subsequent to the Merger Date, the Company’s significant assets and liabilities included in the Consolidated Balance Sheet are comprised of the company’s wholly-owned registered investment advisor, along with the Company’s equity method investment in Capital Bank, NA, current and deferred income tax accounts and trust preferred securities. The Company’s operating results subsequent to the Merger Date include the Company’s proportional share of the equity method earnings of Capital Bank, NA and interest income and interest expense resulting from cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively and investment advisory fees earned from the Company’s wholly owned subsidiary Naples Capital Advisories, Inc. (“NCA”). Unless otherwise specified, this report describes TIB Financial Corp., NCA and its subsidiaries including TIB Bank through the Merger Date.

As used in this document, the terms “we,” “us,” “our,” “TIB Financial,” and “Company” mean TIB Financial Corp. and its subsidiaries (unless the context indicates another meaning) and the term “Bank” means TIB Bank, and, after the Bank Merger, its successor entities.

Capital Bank Financial Corp. Investment

On September 30, 2010, (the “Transaction Date”) the Company completed the issuance and sale to CBF of 7,000 shares of common stock, 70 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000 (the “Investment”). The consideration was comprised of approximately $162,840 in cash and approximately $12,160 in the form of a contribution to the Company of all 37 outstanding shares of Series A Preferred Stock previously issued to the U.S. Treasury Department (“Treasury”) under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s common stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70 shares of Series B Preferred Stock received by CBF converted into an aggregate of 4,667 shares of common stock following shareholder approval of an amendment to increase the number of authorized shares of common stock to 50,000. The Warrant was exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share. On March 31, 2012, the Warrant expired unexercised.

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

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

(Unaudited)

In addition to the new accounting basis established for assets, liabilities and noncontrolling interests, acquisition accounting also requires the reclassification of any retained earnings from periods prior to the acquisition to be recognized as common share equity and the elimination of any accumulated other comprehensive income or loss and surplus within the Company’s Shareholders’ Equity section of the Company’s Consolidated Financial Statements. Accordingly, retained earnings and accumulated other comprehensive income at June 30, 2012 and December 31, 2011 represent only the results of operations subsequent to September 30, 2010, the date of the CBF Investment.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information and an additional description of the Company’s accounting policies, refer to the Company’s consolidated financial statements for the year ended December 31, 2011.

The accounting and reporting policies conform to U.S. GAAP. The following is a summary of the more significant of these policies.

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

Earnings per share have been computed based on the following for the periods ended:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Weighted average number of common shares outstanding:
Basic	12,350	12,350	12,350	12,055
Dilutive effect of options outstanding	—	—	—	—
Dilutive effect of restricted shares	—	—	—	—
Dilutive effect of warrants outstanding	—	1,080	—	1,993

Diluted	12,350	13,430	12,350	14,048

The dilutive effect of stock options and warrants and the dilutive effect of unvested restricted shares are the only common stock equivalents for purposes of calculating diluted earnings per common share.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

(Unaudited)

Weighted average anti-dilutive stock options and warrants and unvested restricted shares excluded from the computation of diluted earnings per share are as follows:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Anti-dilutive stock options	2	6	2	7
Anti-dilutive restricted stock awards	—	—	—	—
Anti-dilutive warrants	—	—	5,769	5

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Stands Update No. 2011-05. ASU 2011-12 amended one of the requirements of Update 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have an impact on the Company’s consolidated financial condition or results of operations but did alter disclosures.

Also in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Stands Update No. 2011-05. ASU 2011-12 amended one of the requirements of Update 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have an impact on the Company’s consolidated financial condition or results of operations but did alter disclosures.

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

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

(Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends current guidance by (i) eliminating the option to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity, (ii) requiring the presentation of each component of net income and each component of OCI either in a single continuous statement or in two separate but consecutive statements, and (iii) requiring the presentation of reclassification adjustments on the face of the statement. The amendments of ASU 2011-05 do not change the option to present components of OCI either before or after related income tax effects, the items that must be reported in OCI, when an item of OCI should be reclassified to net income, or the computation of earnings per share (which continues to be based on net income). ASU 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011 for public companies, with early adoption permitted and retrospective application required. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial condition or results of operations but did alter disclosures.

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

(Unaudited)

Note 2 – Equity Method Investment in Capital Bank, NA

On April 29, 2011, the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, CBF, preceding the Bank Merger. Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and the Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank (which subsequently changed its name to Capital Bank National Association). CBF is deemed to control Capital Bank, NA due to CBF’s 94% ownership interest in the Company and CBF’s direct ownership of the remaining 47% interest in Capital Bank, NA subsequent to the Bank Merger. Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in Capital Bank, NA under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Additionally, at the time of the Bank Merger, due to the de-consolidation of the Bank, the balance of accumulated other comprehensive income was reclassified as additional paid in capital. Accordingly, as of June 30, 2012, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, an affiliated bank holding company in which CBF has an 83% ownership interest, was merged with and into Capital Bank, NA, with Capital Bank, NA as the surviving entity. Subsequently and as a result of that transaction, the Company’s ownership interest in Capital Bank, NA was reduced to 33%.

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

The mergers of the Bank, Capital Bank and GreenBank into Capital Bank, NA were restructuring transactions between commonly-controlled entities. The difference between the amount of the Company’s initial equity method investment in NAFH Bank, subsequent to the Bank Merger, and the Company’s investment in the Bank, immediately preceding the Bank Merger, was accounted for as a reduction in additional paid in capital. The amount of the equity method investment in NAFH Bank on April 29, 2011, immediately subsequent to the Bank Merger, was equal to approximately 53% of the total shareholders’ equity of NAFH Bank post-merger (the combined entity). Additionally, at the time of the Bank Merger, due to the de-consolidation of the Bank, the balance of accumulated other comprehensive income was reclassified as additional paid in capital. As the Company began to account for its investment in the combined entity under the equity method subsequent to April 29, 2011, the Company’s proportional share of earnings of $2,420 and $4,965, respectively, was recorded in “Equity in income from investment in Capital Bank, NA.” in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2012, the related other comprehensive income net of tax was $1,275 and $759, respectively.

At June 30, 2012, the Company’s net investment of $206,536 in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank NA.”

The initial estimated fair values of assets and liabilities acquired were based upon information that was available at the time to make preliminary estimates of fair value. The Company expected to obtain additional information during the measurement period which could result in changes to the estimated fair value amounts. The Company is still within the measurement period and has not yet finalized its estimates of fair value. However, as required by the acquisition method of accounting, the Company has retrospectively adjusted certain preliminary estimates to reflect refinements of estimates of fair values and new information obtained about facts and circumstances that existed as of the acquisition date. As a result of the Bank Merger, such changes are principally reflected in the accompanying financial statements as changes in the Company’s equity method investment in Capital Bank, NA. The most significant refinements include: (1) increases in the collectability of certain legacy bank fully charged-off loan balances and fees; (2) an increase in the estimated fair value of the core deposit intangible asset; (3) an increase in deferred tax assets related to the other fair value estimate changes offset by a reduction of expected realization of items considered to be built in losses; and (4) an increase in Goodwill caused by the net effect of these adjustments. Accordingly, the financial statements herein reflect an decrease of $31 in the Company’s investment in Capital Bank, NA and addition paid in capital for the reported period and as of December 31, 2011.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

(Unaudited)

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA. Prior to April 29, 2011 there was no equity method investment:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Period From April 29, 2011 Through June 30, 2011
Interest income	$72,893	$147,025	$20,710
Interest expense	8,000	16,725	3,280

Net interest income	64,893	130,300	17,430
Provision for loan losses	6,608	11,984	6,496
Non-interest income	12,298	26,912	4,465
Non-interest expense	52,799	108,017	13,388
Net income	11,326	23,234	1,248

Note 3 – Capital Adequacy

The Company (on a consolidated basis) is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements results in certain discretionary and required actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial position and results of operations. The regulations require the Company to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Capital Adequacy and Ratios

To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios. At June 30, 2012 the Company maintained capital ratios exceeding the requirement to be considered adequately capitalized. These minimum amounts and ratios along with the actual amounts and ratios for the Company as of June 30, 2012 and December 31, 2011 are presented in the following tables.

	Well Capitalized Requirement		Adequately Capitalized Requirement				Actual
June 30, 2012	Amount	Ratio	Amount		Ratio		Amount	Ratio
Tier 1 Capital (to Average Assets)
TIB Financial Corp.	N/A	N/A	≥$	8,330	≥	4.0%	$208,262	97.2%

Tier 1 Capital ( to Risk Weighted Assets)
TIB Financial Corp.	N/A	N/A	≥$	8,336	≥	4.0%	$208,409	97.1%

Total Capital (to Risk Weighted Assets)
TIB Financial Corp.	N/A	N/A	≥$	16,672	≥	8.0%	$208,409	97.1%

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

(Unaudited)

	Well Capitalized Requirement		Adequately Capitalized Requirement				Actual
December 31, 2011	Amount	Ratio	Amount		Ratio		Amount	Ratio
Tier 1 Capital (to Average Assets)
TIB Financial Corp.	N/A	N/A	≥$	8,229	≥	4.0%	$205,737	96.4%

Tier 1 Capital ( to Risk Weighted Assets)
TIB Financial Corp.	N/A	N/A	≥$	8,103	≥	4.0%	$202,580	97.9%

Total Capital (to Risk Weighted Assets)
TIB Financial Corp.	N/A	N/A	≥$	16,206	≥	8.0%	$202,580	97.9%

Management believes, as of June 30, 2012, that the Company meets all capital requirements to which the it is subject. Tier 1 Capital for the Company includes the trust preferred securities that were issued in September 2000, July 2001 and June 2006 to the extent allowable.

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

On January 18, 2011, the Company concluded a rights offering (the “Rights Offering”) wherein legacy shareholders received rights to purchase up to 1,489 shares of common stock, at a price of $15.00 per share, and acquired 533 shares of newly issued common stock. The rights offering resulted in net proceeds of $7,763. The record date for the rights offering was July 12, 2010.

Subsidiary Dividend Limitations

In August 2010, Capital Bank, NA entered into an Operating Agreement (the “OCC Operating Agreement”) with the Office of the Comptroller of the Currency (the “OCC”). Currently, the OCC Operating Agreement with Capital Bank, NA prohibits the Bank from paying a dividend for three years following July 16, 2010, the date Capital Bank, NA acquired the assets and certain deposits of three failed banks from the Federal Deposit Insurance Corporation. Once the three-year period has elapsed, the agreement imposes other restrictions on Capital Bank, NA’s ability to pay dividends including requiring prior approval from the OCC before any distribution is made.

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2012, if not subject to other restrictions, would have been limited to approximately $13,643.

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

(Unaudited)

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

The three levels of inputs and the classification of financial instruments within the fair value hierarchy are as follows:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data; and

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Cash & cash equivalents

For cash & cash equivalents, the carrying value is primarily utilized as a reasonable estimate of fair value.

Valuation of securities available for sale

The fair values of securities available for sale are determined by (1) obtaining quoted prices on nationally recognized securities exchanges when available (Level 1 inputs), (2) matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs) and (5) for collateralized debt obligations, custom discounted cash flow modeling (Level 3 inputs).

As discussed in Note 2 Equity Method Investment in Capital Bank, NA, due to the deconsolidation of the Bank during the second quarter of 2011, the Company had no assets or liabilities measured at fair value on a recurring or non recurring basis as of June 30, 2012 and December 31, 2011.

Assets and Liabilities Measured on a Recurring Basis

As discussed in Note 2 Equity Method Investment in Capital Bank, NA, due to the deconsolidation of the Bank during the second quarter of 2011, the Company had no assets or liabilities measured at fair value on a recurring or non recurring basis as of June 30, 2012 and December 31, 2011.

Sensitivity to Changes in Significant Unobservable Inputs

For recurring fair value estimates categorized within Level 3 of the fair value hierarchy, as of June 30, 2011, the Company owned a collateralized debt security where the underlying collateral is comprised primarily of trust preferred securities of banks and insurance companies. The significant unobservable inputs used in the fair value measurement of the Company’s collateralized debt security are incorporated in the discounted cash flow modeling valuation used. Significant changes in any inputs in isolation would result in a significantly different fair value estimate.

Discount rates utilized in the modeling of this security were estimated based upon a variety of factors including the market yields of publicly traded trust preferred securities of larger financial institutions and other non-investment grade corporate debt. Cash flows utilized in the modeling of this security were based upon actual default history of the underlying issuers and issuer specific assumptions of estimated future defaults of the underlying issuers.

As discussed in Note 2 Equity Method Investment in Capital Bank, NA, due to the deconsolidation of the Bank during the second quarter of 2011, the Company no longer had any Level 3 assets or liabilities as of June 30, 2012.

TIB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars and shares in thousands except per share data)

(Unaudited)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
June 30, 2011
Beginning balance, April 1,	$791
Included in earnings – other than temporary impairment	—
Included in other comprehensive income	—
Transfer into Level 3	—
Reduction due to deconsolidation of the Bank	(791)

Ending balance June 30,	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Collateralized Debt Obligations
June 30, 2011
Beginning balance, January 1,	$795
Included in earnings – other than temporary impairment	—
Included in other comprehensive income	(4)
Transfer into Level 3	—
Reduction due to deconsolidation of the Bank	(791)

Ending balance June 30,	$—

Assets and Liabilities Measured on a Non-Recurring Basis

As discussed in Note 2 Equity Method Investment in Capital Bank, NA, due to the deconsolidation of the Bank during the second quarter of 2011, the Company had no assets or liabilities measured at fair value on a recurring or non recurring basis as of June 30, 2012 and December 31, 2011.

Fair values of cash and cash equivalents are equal to the carrying value. Fair value of subordinated debt is estimated based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates.

The carrying amounts, estimated fair values and the fair value measurement levels, of financial instruments at June 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements
June 30, 2012	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,272	$1,272	$1,272	$—	$—
Financial liabilities:
Subordinated debentures	23,324	24,199	—	—	24,199

December 31, 2011

Financial assets:
Cash and cash equivalents	$2,221	$2,221	$2,221	$—	$—
Financial liabilities:
Subordinated debentures	23,176	24,093	—	—	24,093

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain of the matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results described in such forward-looking statements. Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation: market and economic conditions, the management of our growth, the risks associated with Capital Bank, NA’s loan portfolio and real estate holdings, local economic conditions affecting retail and commercial real estate, ability to integrate our new management and directors without encountering potential difficulties, the Company’s geographic concentration in the southeastern region of the United States, the potential for the interests of the other shareholders of Capital Bank, NA to differ from those of the Company, restrictions imposed by Capital Bank, NA’s loss sharing agreements with the FDIC, the assumptions and judgments required by loss share accounting and the acquisition method of accounting, competition within the industry, dependence on key personnel, government legislation and regulation, the risks associated with identification, completion and integration of any future acquisitions, risks related to Capital Bank, NA’s technology and information systems, risks associated with the controlling interest of CBF in the Company, and risks associated with the limited liquidity of the Company’s common stock. Additional factors that could cause actual results to differ materially are discussed in the Company’s Annual Report on Form 10-K. All forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company disclaims any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion addresses the factors that have affected the financial condition and results of operations of the Company as reflected in the unaudited consolidated statement of condition as of June 30, 2012, and statements of income for the three and six months ended June 30, 2012 and comparative periods when appropriate. Except as otherwise noted, dollar and share amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not in thousands.

CBF Investment

On September 30, 2010 (the “Transaction Date”), the Company completed the issuance and sale to CBF of 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant (the “Warrant”) to purchase up to 11,666,667 shares of Common Stock of the Company (the “Warrant Shares”) for aggregate consideration of $175,000,000 (the “Investment”). The consideration was comprised of approximately $162,840,000 in cash and approximately $12,160,000 in the form of a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by CBF converted into an aggregate of 4,666,667 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000. The Warrant was exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share. On March 31, 2012, the Warrant expired unexercised.

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

Because of the controlling proportion of voting securities in the Company acquired by CBF, the Investment was considered an acquisition for accounting purposes and requires the application and push down of the acquisition method of accounting. The accounting guidance for acquisition accounting requires that the assets acquired and liabilities assumed be recorded at their respective fair values as of the acquisition date. Any purchase price in excess of the net assets acquired is recorded as goodwill.

The most significant fair value adjustments resulting from the application of the acquisition method of accounting were made to loans. Accounting guidance required that all loans held by the Company on the Transaction Date be recorded at their fair value. The fair value of these acquired loans took into account both the differences in loan interest rates and market rates and any deterioration in their credit quality. Because concerns about the probability of receiving the full amount of the contractual payments from the borrowers was considered in estimating the fair value of the loans, stating the loans at their fair value results in no allowance for loan loss being provided for these loans as of the Transaction Date. As of September 30, 2010, certain loans had evidence of credit deterioration since origination, and it was probable that not all contractually required principal and interest payments would be collected. Such loans identified at the time of the acquisition were accounted for using the measurement provision for purchased credit-impaired (“PCI”) loans, according to the FASB Accounting Standards Codification (“ASC”) 310-30. The special accounting for PCI loans not only requires that they are recorded at fair value at the date of acquisition and that any related allowance for loan and lease losses is not permitted to be carried forward past the Transaction Date, but it also governs how interest income will be recognized on these loans and how any further deterioration in credit quality after the Transaction Date will be recognized and reported.

TIB Bank Merger with Capital Bank, NA

On April 29, 2011 (the “Merger Date”), the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH National Bank (the “Bank Merger”), an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, CBF, preceding the Bank Merger. NAFH National Bank was formed on July 16, 2010 in connection with the purchase and assumption of the operations of three banks – Metro Bank of Dade County (Miami, Florida), Turnberry Bank (Aventura, Florida) and First National Bank of the South (Spartanburg, South Carolina) – from the Federal Deposit Insurance Corporation (the “FDIC”). As of June 30, 2012, following the mergers of TIB Bank, Capital Bank and GreenBank, as discussed above, Capital Bank, NA had total assets of $6.3 billion, total deposits of $5.1 billion and shareholders’ equity of $966,5 million and operated 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.

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

On June 30, 2011, Capital Bank, a wholly-owned subsidiary of Capital Bank Corporation, an affiliated bank holding company in which CBF has an 83% ownership interest, was merged with and into NAFH National Bank, with NAFH National Bank as the surviving entity. In connection with the transaction, NAFH National Bank also changed its name to Capital Bank, National Association. On September 7, 2011, GreenBank, a wholly-owned subsidiary of Green Bankshares Inc., an affiliated bank holding company in which CBF has a 90% ownership interest, was merged with and into Capital Bank, NA. Subsequently, and as a result of those transactions, the Company’s ownership interest in Capital Bank, NA was reduced to approximately 21%. At June 30, 2012, the Company’s net investment of $206.5 million in Capital Bank, NA, was recorded in the Consolidated Balance Sheet as “Equity method investment in Capital Bank, NA” which represented the Company’s pro rata ownership of Capital Bank, NA’s total shareholders’ equity. In periods subsequent to the Merger Date, the Company has and will adjust this equity investment balance based on its equity in Capital Bank, NA’s net income and comprehensive income. In connection with the Bank Merger, assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet resulting in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of June 30, 2012, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

Potential Merger of TIB Financial Corp. and Capital Bank Financial Corp.

On September 1, 2011, CBF’s Board of Directors approved and adopted a plan of merger. The plan of merger provides for the merger of TIB Financial Corp. with and into CBF, with CBF continuing as the surviving entity (the “merger”). In the merger, each share of TIB Financial Corp.’s common stock issued and outstanding immediately prior to the completion of the merger, except for shares for which appraisal rights are properly exercised and certain shares held by CBF or TIB Financial Corp., will be converted into the right to receive 0.7205 of a share of CBF Class A common stock. No fractional shares of Class A common stock will be issued in connection with the merger, and holders of TIB Financial Corp. common stock will be entitled to receive cash in lieu thereof.

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

Quarterly Summary

For the second quarter of 2012, the Company reported net income of $1.9 million. Basic and diluted income per common share was $0.15. Net income during the quarter reflects equity income from the Company’s investment in Capital Bank, NA of $2.4 million, net of tax and interest expense of approximately $440,000 related to trust preferred securities.

Operating and financial highlights include the following:

•

Net income totaled $1.9 million, or $0.15 per share, basic and diluted, in the second quarter of 2012 and net income of $1.0 million or $0.08 and $0.07 per share, respectively in the second quarter of 2011.

•	The Company held a 21% ownership interest in Capital Bank, NA, which has $6.3 billion in assets and operates 143 branches in Florida, North Carolina, South Carolina, Tennessee and Virginia.

•

CBF, the Company’s majority shareholder agreed to acquire 100% of Southern Community Financial Corp. (“Southern Community”), which it expects to close, pending shareholder and regulatory approvals, during the third quarter of 2012. Southern Community has assets of $1.5 billion and operates 22 branches in North Carolina. Upon closing, we expect that Southern Community’s wholly owned bank subsidiary, Southern Community Bank and Trust, will be merged into Capital Bank, NA.

The following table presents summarized financial information for the Company’s equity method investee; Capital Bank, NA. Prior to April 29, 2011 there was no equity method investment:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Period From April 29, 2011 Through June 30, 2011
Interest income	$72,893	$147,025	$20,710
Interest expense	8,000	16,725	3,280

Net interest income	64,893	130,300	17,430
Provision for loan losses	6,608	11,984	6,496
Non-interest income	12,298	26,912	4,465
Non-interest expense	52,799	108,017	13,388
Net income	11,326	23,234	1,248

Results of Operations

Net income

Three months ended June 30, 2012:

The Company reported net income of $1.9 million for the three months ended June 30, 2012. Basic and diluted income per common share was $0.15. The Company’s consolidated net income includes three months of equity in income from its investment in Capital Bank, NA which amounted to $2.4 million, net of tax. Net income also included interest expense of approximately $440,000 for the second quarter relating to trust preferred securities, and approximately $127,000 of merger related expense.

Three months ended June 30, 2011:

The Company reported net income of $1.0 million for the three months ended June 30, 2011. Basic and diluted income per common share was $0.08 and $0.07, respectively. The provision for loan losses recorded during the quarter of approximately $136,000 reflects the increase in the allowance for loan losses for loans originated during the quarter prior to the Bank Merger. Due to the Bank Merger discussed above and in Note 2, the Company’s consolidated net income includes one month of the operations of TIB Bank and two months of equity in income from its investment in Capital Bank NA which amounted to approximately $658,000, net of tax.

Six months ended June 30, 2012:

The Company reported net income of $3.9 million for the six months ended June 30, 2012. Basic and diluted income per common share was $0.32. The Company’s consolidated net income includes six months of equity in income from its investment in Capital Bank, NA which amounted to $5.0 million, net of tax. Net income also included interest expense of approximately $902,000 for the six months ended June 30, 2012 relating to trust preferred securities and approximately $127,000 of merger related expense.

Six months ended June 30, 2011:

The Company reported net income of $2.0 million for the six months ended June 30, 2011. Basic and diluted income per common share was $0.17 and $0.14, respectively. The provision for loan losses recorded during the period of approximately $621,000 reflects the increase in the allowance for loan losses for loans originated during the period. Due to the Bank Merger discussed above and in Note 2, the Company’s consolidated net income includes four months of the operations of TIB Bank and two months of equity in income from its investment in Capital Bank, NA which amounted to approximately $658,000, net of tax.

Net Interest Income

Net Interest loss in the three and six months ended June 30, 2012 was significantly impacted by the Bank Merger discussed above. Accordingly, as a result of the deconsolidation of the Bank, interest-bearing liabilities which consisted of trust preferred securities significantly exceeded interest-earning assets, thus creating negative net interest income and a negative net interest margin.

Net interest income for the six months ended June 30, 2011 represented the amount by which interest income on interest-earning assets exceeded interest expense incurred on interest-bearing liabilities. Net interest income was the largest component of our income, and was affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets included loans, federal funds sold and securities purchased under agreements to resell, interest-bearing deposits in other banks and investment securities. Our interest-bearing liabilities included deposits, federal funds purchased, subordinated debentures, advances from the FHLB and other short term borrowings.

Rate and volume variance analyses allocate the change in interest income and interest expense between that which is due to changes in the rate earned or paid for specific categories of assets and liabilities and that which is due to changes in the average balance between two periods. Because of the Bank Merger, the amounts for the three and six months ended June 30, 2012 are not comparable to the three and six months ended June 30, 2011.

Three months ended June 30, 2012:

Net interest loss was approximately $439,000 for the three months ended June 30, 2012. The net interest margin was (212.47%). Due to the Bank Merger and subsequent deconsolidation discussed above, the net interest loss and reported average balances includes only interest income and interest expense from interest earning assets includes only interest earning cash and trust preferred subordinated debt securities.

Three months ended June 30, 2011:

Net interest income was $3.9 million for the three months ended June 30, 2011. Due to the Bank Merger discussed above and in Note 2, net interest income for the quarter includes only one month of the operating results of TIB Bank. Accordingly, as a result of the deconsolidation of the Bank, the reported average balances of interest earning assets and liabilities along with interest income and expense for the quarter decreased significantly. The Company’s net interest margin was 3.08%. The high level of cash and highly liquid investment securities maintained during the three months ended June 30, 2011, while available to be redeployed to fund higher yielding assets as such opportunities arise, had an unfavorable impact on the margin and the overall yield on earning assets was unfavorably impacted by these lower yielding assets.

Six months ended June 30, 2012:

Net interest loss was approximately $902,000 for the six months ended June 30, 2012. The net interest margin was (210.31%). Due to the Bank Merger and subsequent deconsolidation discussed above, the net interest loss and reported average balances includes only interest income and interest expense from interest earning assets includes only interest earning cash and trust preferred subordinated debt securities.

Six months ended June 30, 2011:

Net interest income was $16.6 million for the six months ended June 30, 2011. Due to the Bank Merger discussed above and in Note 2, net interest income for the quarter includes four months of the operating results of TIB Bank. Accordingly, as a result of the deconsolidation of the Bank, the reported average balances of interest earning assets and liabilities along with interest income and expense for the quarter decreased significantly. The Company’s net interest margin was 3.28%. The high level of cash and highly liquid investment securities maintained during the six months ended June 30, 2011, while available to be redeployed to fund higher yielding assets as such opportunities arise, had an unfavorable impact on the margin and the overall yield on earning assets was unfavorably impacted by these lower yielding assets.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the three months ended June 30, 2012 and 2011.

	2012			2011
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$—	$—	—	$339,036	$4,355	5.15%
Investment securities (2)	—	—	—	133,543	908	2.73%
Interest-bearing deposits in other banks	831	1	0.48%	37,091	31	0.34%
Federal Home Loan Bank stock	—	—	—	3,110	6	0.77%

Total interest-earning assets	831	1	0.48%	512,780	5,300	4.15%

Non-interest-earning assets:
Cash and due from banks	739			8,423
Premises and equipment, net	—			14,118
Other assets	205,888			164,149

Total non-interest-earning assets	206,627			186,690

Total assets	$207,458			$699,470

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$—	$—	—	$196,358	$580	1.18%
Money market	—	—	—	70,570	129	0.73%
NOW accounts	—	—	—	60,135	50	0.33%
Savings deposits	—	—	—	37,353	63	0.68%

Total interest-bearing deposits	—	—	—	364,416	822	0.90%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	—	—	—	54,076	69	0.51%
Long-term borrowings	23,279	440	7.60%	22,984	466	8.13%

Total interest-bearing liabilities	23,279	440	7.60%	441,476	1,357	1.23%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	—			72,545
Other liabilities	4,116			5,513
Shareholders’ equity	180,063			179,936

Total non-interest-bearing liabilities and shareholders’ equity	184,179			257,994

Total liabilities and shareholders’ equity	$207,458			$699,470

Interest rate spread (2)			(7.12)%			2.92%

Net interest income (2)		$(439)			$3,943

Net interest margin (2) (3)			(212.47)%			3.08%

(1)	Average loans include non-performing loans.
(2)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3)	Net interest margin is net interest income divided by average total interest-earning assets.

The following table presents average balances of the Company, the taxable-equivalent interest earned, and the rate paid thereon during the six months ended June 30, 2012 and 2011.

	2012			2011
(Dollars in thousands)	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Interest-earning assets:
Loans (1)(2)	$—	$—	—	$674,231	$17,776	5.32%
Investment securities (2)	—	—	—	270,081	3,266	2.44%
Interest-bearing deposits in other banks	862	3	0.70%	74,638	101	0.27%
Federal Home Loan Bank stock	—	—	—	6,205	31	1.01%

Total interest-earning assets	862	3	0.70%	1,025,155	21,174	4.17%

Non-interest-earning assets:
Cash and due from banks	895			15,768
Premises and equipment, net	—			28,476
Other assets	204,496			139,863

Total non-interest-earning assets	205,391			184,107

Total assets	$206,253			$1,209,262

Interest-bearing liabilities:
Interest-bearing deposits:
Time deposits	$—	$—	—	$418,892	$2,368	1.14%
Money market	—	—	—	136,504	497	0.73%
NOW accounts	—	—	—	117,528	180	0.31%
Savings deposits	—	—	—	70,128	231	0.66%

Total interest-bearing deposits	—	—	—	743,052	3,276	0.89%

Other interest-bearing liabilities:
Short-term borrowings and FHLB advances	—	—	—	112,544	320	0.57%
Long-term borrowings	23,240	902	7.78%	22,948	922	8.10%

Total interest-bearing liabilities	23,240	902	7.78%	878,544	4,518	1.04%

Non-interest-bearing liabilities and shareholders’ equity:
Demand deposits	—			140,187
Other liabilities	4,030			8,265
Shareholders’ equity	178,983			182,266

Total non-interest-bearing liabilities and shareholders’ equity	183,013			330,718

Total liabilities and shareholders’ equity	$206,253			$1,209,262

Interest rate spread (2)			(7.12)%			3.13%

Net interest income (2)		$(899)			$16,656

Net interest margin (2) (3)			(210.31)%			3.28%

(1)	Average loans include non-performing loans.
(2)	Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates in adjusting tax exempt interest on tax exempt investment securities and loans to a fully taxable basis.
(3)	Net interest margin is net interest income divided by average total interest-earning assets.

Non-interest Income

The following table presents the principal components of non-interest income for the three and six months ended June 30, 2012 and 2011.

(Dollars in thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Equity in income from investment in Capital Bank, NA	$2,420	$658	$4,965	$658
Investment advisory fees	85	379	216	766
Service charges on deposit accounts	—	257	—	1,070
Investment securities gains, net	—	—	—	12
Fees on mortgage loans sold	—	144	—	498
Debit card income	—	146	—	559
Earnings on bank owned life insurance policies	—	58	—	159
Management fee income	—	196	—	721
Other	—	64	—	230

Total non-interest income	$2,505	$1,902	$5,181	$4,673

The Company is unable to provide a comparable analysis in this discussion of non-interest income because there are no comparable periods due to the Bank Merger discussed above.

Three months ended June 30, 2012:

The non-interest income for the three months ended June 30, 2012 includes equity in income from investment in Capital Bank, NA of $2.4 million net of tax. Investment advisory fees of approximately $85,000 were earned during the quarter through the Company’s wholly-owned registered investment advisor, Naples Capital Advisors, Inc. (“NCA”).

Three months ended June 30, 2011:

The non-interest income for the for the three months ended June 30, 2011 includes only one month of the operations of TIB Bank and two months of equity in income from investment in Capital Bank, NA of approximately $658,000 net of tax. Investment advisory fees of approximately $379,000 were earned by NCA during the quarter. Prior to the Bank Merger, the Bank earned fees of approximately $144,000 from the origination and sale of $5.2 million of residential mortgages in the secondary market. Additionally, the Company recorded approximately $175,000 of management fee income pursuant to a third party reliance agreement which covered services provided by TIB Bank employees on behalf of the Company’s affiliate, NAFH Bank prior to the merger.

Six months ended June 30, 2012:

The non-interest income for the six months ended June 30, 2012 includes equity in income from investment in Capital Bank, NA of $5.0 million net of tax. Investment advisory fees of approximately $216,000 were earned during the period through NCA.

Six months ended June 30, 2011:

The non-interest income for the for the six months ended June 30, 2011 includes only four months of the operations of TIB Bank and two months of equity in income from investment in Capital Bank NA of $658,000, net of tax. Investment advisory fees of approximately $706,000 were earned by NCA during the period. Prior to the Bank Merger, the Bank earned fees of approximately $498,000 from the origination and sale of $23.5 million of residential mortgages in the secondary market. Additionally, the Company recorded approximately $700,000 of management fee income pursuant to a third party reliance agreement which covered services provided by TIB Bank employees on behalf of the Company’s affiliate, NAFH Bank prior to merger.

Non-interest Expense

The following table represents the principal components of non-interest expense for the three and six months ended June 30, 2012 and 2011:

(Dollars in thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Salary and employee benefits	$103	$2,250	$209	$8,751
Net occupancy expense	3	692	9	2,740
Legal, and other professional	265	528	580	1,555
Conversion/merger expense	127	17	127	17
Amortization of intangibles	8	189	17	552
Foreclosed asset related expense	—	43	—	565
Computer services	—	214	—	628
Postage, courier and armored car	—	109	—	377
Marketing and community relations	—	58	1	264
Operating supplies	1	33	1	175
Directors’ fees	4	9	4	40
Travel expenses	3	34	4	73
FDIC and state assessments	—	157	—	1,278
Insurance, non-building	—	144	3	527
Other operating expense	20	122	39	382

Total non-interest expense	$534	$4,599	$994	$17,924

The Company is unable to provide a comparable analysis in this discussion of non-interest expense because there are no comparable periods due to the Bank Merger discussed above.

Three months ended June 30, 2012:

Non-interest expense for the three months ended June 30, 2012 includes approximately $265,000 of legal and other professional fees, (which included approximately $128,000 of management fee expense for services provided to the Company by employees of Capital Bank NA.) and approximately $127,000 of merger related expenses.

Three months ended June 30, 2011:

Non-interest expense for the three months ended June 30, 2011 includes only one month of the operations of TIB Bank. Due to the NAFH Investment, the corresponding improvement in our financial condition and capital position and the Bank Merger, the rate paid by the Bank for FDIC insurance declined during the quarter. Foreclosed asset related expenses totaling approximately $43,000 during the second quarter of 2011 includes OREO workout related expenses along with ownership costs such as real estate taxes, insurance, and other costs to own and maintain the properties and were reduced by net gains on the sale of OREO of approximately $121,000.

Six months ended June 30, 2012:

Non-interest expense for the six months ended June 30, 2012 includes approximately $580,000 of legal and other professional fees, (approximately $256,000 of management fee expense for services provided to the Company by employees of Capital Bank NA.) and approximately $127,000 of merger related expense.

Six months ended June 30, 2011:

The non-interest expense for the six months ended June 30, 2011 includes only four months of the operations of TIB Bank. Due to the NAFH Investment, the corresponding improvement in our financial condition and capital position and the Bank Merger, the rate paid for FDIC insurance costs declined during the six months ended June 30, 2011. Foreclosed asset related expenses of approximately $565,000 during the six months ended 2011 includes OREO workout related expenses along with ownership costs such as real estate taxes, insurance, and other costs to own and maintain the properties and were reduced by net gains on the sale of OREO of approximately $121,000.

Provision for income taxes

The provision for income taxes includes federal and state income taxes. Fluctuations in effective tax rates reflect the effect of the differences in the inclusion or deductibility of certain income and expenses, respectively, for income tax purposes. The effective income tax rate for the three and six months ended June 30, 2012 were approximately (24%) and (19%), respectively. Due to the equity method of accounting for the Company’s investment in Capital Bank, NA, the effective tax rate reflected in the current period was lower than the statutory tax rate. As the equity in income from investment in Capital Bank, NA is net of income tax expense, such earnings are treated as a permanent difference and are not included in taxable income. Excluding the impact of the equity method earnings from Capital Bank, NA, the effective income tax rate for the three and six months ended June 30, 2012 would have been approximately 42% and 37%, respectively.

The effective income tax rate for the three and six months ended June 30, 2011 were approximately 13% and 26%, respectively. Due to the Bank Merger discussed above, the deconsolidation of the Bank and the equity method of accounting for the Company’s investment in Capital Bank, NA, the effective tax rates reflected in the current periods were lower than the statutory tax rates. The equity method of accounting results in the Company recording its proportional share of the income of Capital Bank, NA, net of income tax expense. Additionally, the equity method earnings are treated as a permanent difference and are not included in taxable income. Excluding the impact of the equity in earnings of Capital Bank, NA, the effective income tax rates for the three and six months ended June 30, 2011 would have been approximately 32% and 34%, respectively. As of June 30, 2011, management considered the need for a valuation allowance and, based upon its assessment of the relative weight of the positive and negative evidence available at the time of the analysis, concluded that a valuation allowance was not necessary.

Our future effective income tax rate will fluctuate based on the amount of the equity in income from our investment in Capital Bank, NA and our overall level of taxable income. Additionally, there were no unrecognized tax benefits at June 30, 2012, and we do not expect the total of unrecognized tax benefits to significantly increase in the next twelve months.

Balance Sheet

Total assets at June 30, 2012 were $209.6 million as compared to $204.6 million as of December 31, 2011. The increase was caused by an increase in the investment in Capital Bank, NA. As discussed above, due to the Bank Merger, the Company began to account for its ownership in Capital Bank, NA under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of June 30, 2012 and December 31, 2011, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet.

At June 30, 2012, trust preferred securities, had a carrying value of $23.3 million, and a notional value of $33.0 million which was comparable to the balance at December 31, 2011.

Shareholders’ equity totaled $182.0 million at June 30, 2012, increasing $4.7 million from December 31, 2011.

Capital and Liquidity

Capital

As of June 30, 2012 and December 31, 2011, the Company’s ratios of total capital to risk-weighted assets were 97.1% and 97.9%, respectively, and the leverage ratios were 97.2% and 96.4%, respectively, which exceeded the levels required to be considered adequately capitalized. Due to the Bank Merger discussed above, the deconsolidation of the Bank and the equity method of accounting for the Company’s investment in Capital Bank, NA the regulatory capital ratios for the Company are not meaningful. Subsequent to the Bank Merger, the primary source of support for Capital Bank, NA is the Company’s majority shareholder, CBF.

On September 30, 2010, the Company completed the issuance and sale to CBF of 7,000,000 shares of Common Stock, 70,000 shares of Series B Preferred Stock and a warrant to purchase up to 11,666,667 shares of Common Stock of the Company for aggregate consideration of $175.0 million. The consideration was comprised of approximately $162.8 million in cash and approximately $12.2 million in the form of a contribution to the Company of all 37,000 outstanding shares of Series A Preferred Stock previously issued to the United States Department of the Treasury under the TARP Capital Purchase Program and the related warrant to purchase shares of the Company’s Common Stock, which CBF purchased directly from the Treasury. The Series A Preferred Stock and the related warrant were retired on September 30, 2010 and are no longer outstanding. The 70,000 shares of Series B Preferred Stock received by CBF mandatorily converted into an aggregate of 4,666,667 shares of Common Stock following shareholder approval of an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 50,000,000. The Warrant was exercisable, in whole or in part, and from time to time, from September 30, 2010 to March 30, 2012, at an exercise price of $15.00 per Warrant Share. On March 31, 2012, all Warrant Shares expired unexercised.

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

On April 29, 2011, the Company’s primary operating subsidiary, TIB Bank, was merged with and into NAFH Bank, an affiliate institution which had been wholly-owned by the Company’s controlling shareholder, CBF, preceding the Bank Merger. Pursuant to the merger agreement dated April 27, 2011, between NAFH Bank and TIB Bank, the Company exchanged its 100% ownership interest in TIB Bank for an approximately 53% ownership interest in the surviving combined entity, NAFH Bank. CBF is deemed to control NAFH Bank due to NAFH’s 94% ownership interest in the Company and CBF’s direct ownership of the remaining 47% interest in NAFH Bank subsequent to the Bank Merger. Accordingly, subsequent to April 29, 2011, the Company began to account for its ownership in NAFH Bank under the equity method of accounting and the assets and liabilities of the Bank were de-consolidated from the Company’s balance sheet. The deconsolidation resulted in a significant decrease in the total assets and total liabilities of the Company in the second quarter of 2011. Accordingly, as of June 30, 2012, no investments, loans or deposits are reported on the Company’s Consolidated Balance Sheet and subsequent to the Merger Date, interest income and interest expense are the result of cash deposited in Capital Bank, NA and the outstanding trust preferred securities issued by the Company, respectively.

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

On September 1, 2011, CBF’s Board of Directors approved and adopted a plan of merger. The plan of merger provides for the merger of TIB Financial Corp. with and into CBF, with CBF continuing as the surviving entity. In the merger, each share of TIB Financial Corp.’s common stock issued and outstanding immediately prior to the completion of the merger, except for shares for which appraisal rights are properly exercised and certain shares held by CBF or TIB Financial Corp., will be converted into the right to receive 0.7205 of a share of CBF Class A common stock. No fractional shares of Class A common stock will be issued in connection with the merger, and holders of TIB Financial Corp. common stock will be entitled to receive cash in lieu thereof. Since CBF currently owns more than 90% of the common stock of TIB Financial Corp., under Delaware and Florida law, no vote of our stockholders is required to complete the merger.

During 2011, the Company launched a rights offering to shareholders of record as of July 12, 2010 which resulted in approximately $7.8 million of additional capital and compliance with the continued listing requirements of the NASDAQ Capital Market.

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

Dividends that may be paid by a national bank without express approval of the OCC are limited to that bank’s retained net profits for the preceding two years plus retained net profits up to the date of any dividend declaration in the current calendar year. Based on the retained net profits of the Bank, declaration of dividends by the Bank to the Company during 2012, if not subject to other restrictions, would have been limited to approximately $13.6 million.

Asset and Liability Management

Closely related to liquidity management is the management of the relative interest rate sensitivity of interest-earning assets and interest-bearing liabilities. As of June 30, 2012, our interest-earning assets consisted of cash on deposit with Capital Bank, NA and our interest-bearing liabilities consist of trust preferred securities. Accordingly, our net interest income and margin are sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 21% investment in Capital Bank, NA, which represents approximately 99% of the Company’s total assets at June 30, 2012, net interest income is a less significant measure of the operating results of the Company in future periods. The effects on interest expense from changes in liability cost will be greater than the effects of changes in asset yield on interest income. Generally, we expect interest rates to remain relatively stable over the near term. However, increases in LIBOR, the index to which the interest rate on our trust preferred securities are tied could increase. Such an increase could have a material adverse impact on the financial condition and operating results of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity rates, equity prices, credit spreads and/or commodity prices. The Company has assessed its market risk as predominately interest rate risk. As of June 30, 2012, our interest earning assets consisted of cash on deposit with Capital Bank, NA and our interest-bearing liabilities consist of trust preferred securities with a notional amount of $33.0 million. Accordingly, our net interest income and margin are sensitive to changes in interest rates. As the most significant component of our future operating results will be derived from our 21% investment in Capital Bank, NA, which represents approximately 99% of the Company’s total assets at June 30, 2012, we anticipate that net interest income will become a less significant measure of the operating results of the Company in future periods. As $25.0 million of notional value of trust preferred securities are tied to the three month LIBOR rate, changes in net interest income would be directly correlated to changes in this rate. Accordingly, 100 and 200 basis point changes in this rate would result in $250,000 and $500,000 changes in annual interest expense, respectively. As the Company’s only interest earning asset is cash on deposit at Capital Bank, NA, which at June 30, 2012 totaled approximately $651,000, changes in interest rates would not have a significant impact on interest income.

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

(b)	Internal Control Over Financial Reporting

Changes in internal control over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

While the Company and the Bank are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes after consultation with legal counsel that at June 30, 2012 there were no proceedings threatened or pending against the Company or the Bank that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

Item 1a.	Risk Factors

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases (both open market and private transactions) during the six months ended June 30, 2012 of any of the Company’s securities registered under Section 12 of the Exchange Act, by or on behalf of the Company, or any affiliated purchaser of the Company.

The Company has not completed any unregistered sales of equity securities during the six months ended June 30, 2012.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

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

TIB FINANCIAL CORP.

Date: August 10, 2012	/s/ R. Eugene Taylor
R. Eugene Taylor Chairman and Chief Executive Officer

Date : August 10, 2012	/s/ Christopher G. Marshall
Christopher G. Marshall Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of R. Eugene Taylor pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Christopher G. Marshall pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Eugene Taylor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Christopher G. Marshall pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.